Form 10-Q
period 2007-03-31
AECOM TECHNOLOGY CORP
filed 2007-05-07
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

AECOM TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1088522
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

555 South Flower Street, Suite 3700

Los Angeles, California  90071

(Address of principal executive office and zip code)

(213) 593-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes ☐    No  ☒

As of May 4, 2007, 57,460,002 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2006	March 31, 2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,427	$84,472
Cash in consolidated joint ventures	9,393	31,742
Short-term investments	50	50
Total cash and cash equivalents	127,870	116,264

Accounts receivable—net	913,178	1,040,079
Prepaid expenses and other current assets	52,827	56,665
TOTAL CURRENT ASSETS	1,093,875	1,213,008

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	85,201	109,214
Leasehold improvements	31,539	38,147
Total	116,740	147,361
Accumulated depreciation and amortization	(26,417)	(38,276)
PROPERTY AND EQUIPMENT—NET	90,323	109,085

DEFERRED INCOME TAXES	98,449	110,178
DEFERRED LOAN COSTS	1,444	1,404
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	19,943	20,589
GOODWILL	466,508	534,575
INTANGIBLE AND OTHER ASSETS—NET	18,168	44,068
OTHER NON-CURRENT ASSETS	37,064	43,289

TOTAL ASSETS	$1,825,774	$2,076,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term debt	$2,716	$9,725
Accounts payable	265,192	264,930
Accrued expenses and other current liabilities	365,548	413,323
Billings in excess of costs on uncompleted contracts	143,283	200,891
Income taxes payable	35,646	40,977
Deferred tax liability—net	12,824	11,551
Share purchase liability	55,394	56,634
Current portion of long-term obligations	11,949	23,533
TOTAL CURRENT LIABILITIES	892,552	1,021,564

OTHER LONG-TERM LIABILITIES	112,970	115,160
LONG-TERM OBLIGATIONS	122,790	153,118

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	18,701	16,904
REDEEMABLE COMMON AND PREFERRED STOCK AND STOCK UNITS	771,207	832,624
NOTES RECEIVABLE FROM STOCKHOLDERS	(36,552)	—
REDEEMABLE PREFERRED STOCK, Class F—47,000 authorized, issued and outstanding as of September 30, 2006 and March 31, 2007, $2,500 liquidation preference value per share	117,500	117,500
REDEEMABLE PREFERRED STOCK, Class G—47,000 authorized, issued and outstanding as of September 30, 2006 and March 31, 2007, $2,500 liquidation preference value per share	117,500	117,500

STOCKHOLDERS’ DEFICIT:
Additional paid-in capital	(254,225)	(289,790)
Accumulated other comprehensive loss	(36,669)	(29,495)
Retained earnings	—	21,111
TOTAL STOCKHOLDERS’ DEFICIT	(290,894)	(298,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,825,774	$2,076,196

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AECOM Technology Corporation
Condensed Consolidated Statements of Income
(unaudited—in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007

Revenue	$858,930	$1,083,709	$1,605,727	$2,022,258
Cost of revenue	629,907	799,838	1,176,665	1,489,968
Gross profit	229,023	283,871	429,062	532,290

Equity in earnings of joint ventures	893	2,219	2,563	3,636
General and administrative expenses	204,838	248,146	381,821	467,974
Income from operations	25,078	37,944	49,804	67,952

Minority interest in share of earnings	3,530	3,648	5,481	5,234
Gain on the sale of equity investment	—	—	—	11,286
Interest expense — net	4,067	2,228	7,790	3,303
Income before income tax expense	17,481	32,068	36,533	70,701

Income tax expense	5,594	10,870	11,691	23,983
Net income	$11,887	$21,198	$24,842	$46,718

Net income allocation:
Preferred stock dividend	$663	$87	$2,047	$116
Net income available for common stockholders	11,224	21,111	22,795	46,602
Net income	$11,887	$21,198	$24,842	$46,718

Earnings per share:
Basic	$0.21	$0.37	$0.43	$0.82
Diluted	$0.17	$0.27	$0.37	$0.60

Weighted average common shares outstanding:
Basic	53,676	56,331	53,482	56,965
Diluted	70,306	77,964	67,765	78,500

Condensed Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Net income	$11,887	$21,198	$24,842	$46,718

Other comprehensive income:
Foreign currency translation adjustments	2,509	4,199	786	7,174
Other comprehensive income	2,509	4,199	786	7,174
Comprehensive income	$14,396	$25,397	$25,628	$53,892

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AECOM Technology Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited—in thousands)

	Six Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,842	$46,718
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	17,982	18,972
Equity in earnings of unconsolidated joint ventures	(2,563)	(3,636)
Distribution of earnings from unconsolidated joint ventures	4,809	4,068
Stock match and other non-cash stock compensation	6,350	13,143
Write-off of deferred financing costs	2,100	—
Interest income on notes from stockholders	(1,036)	(754)
Foreign currency translation	2,360	1,490
Gain on sale of equity investment	—	(11,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(101,821)	(75,211)
Prepaid expenses and other assets	2,099	(11,869)
Accounts payable	49,103	(11,395)
Accrued expenses and other current liabilities	(4,730)	31,928
Billings in excess of costs on uncompleted contracts	(2,116)	51,903
Income taxes payable	(3,291)	(171)
Other long-term obligations	4,279	(170)
Net cash (used in)/provided by operating activities	(1,633)	53,730
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(34,089)	(125,797)
Proceeds from the sale of equity investment	—	14,683
Net investments in unconsolidated joint ventures	687	712
Payments for capital expenditures	(13,210)	(18,642)
Proceeds on sale of property and equipment	416	—
Net cash used in investing activities	(46,196)	(129,044)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	142,014	51,858
Repayments of borrowings under other long-term obligations	(175,316)	(8,500)
Proceeds from issuance of common stock and preferred stock	31,132	42,157
Proceeds from issuance of stock upon exercise of stock options	4,646	2,933
Net proceeds from the issuance of Class F and Class G preferred stock	232,120	—
Repurchase of Class D preferred stock	(116,486)	—
Repayment of notes receivable from stockholders	1,039	22,663
Payments to repurchase common stock and common stock units	(47,056)	(48,455)
Payments of dividends on convertible preferred stock	(1,900)	—
Net cash provided by financing activities	70,193	62,656
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(383)	1,052
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,981	(11,606)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,352	127,870
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,333	$116,264

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

AECOM Technology Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of income for the three and six months ended March 31, 2006 and 2007, and the condensed consolidated statements of cash flows for the six months ended March 31, 2006 and 2007 of AECOM Technology Corporation, or the Company, are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on May 7, 2007 for the fiscal year ended September 30, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

All share and per share amounts reflect, on a retroactive basis, the 2-for-1 stock split effected in the form of a 100% stock dividend wherein one additional share of stock was issued effective May 4, 2007 for each share outstanding as of the record date of May 4, 2007.

2.   Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, including cash in consolidated joint ventures, totaled $127.9 million and $116.3 million as of September 30, 2006 and March 31, 2007, respectively.

3.   Accounts Receivable—Net

Net accounts receivable consisted of the following as of September 30, 2006 and March 31, 2007:

	September 30, 2006	March 31, 2007
	(in thousands)
Billed	$543,606	$600,120
Unbilled	372,034	439,435
Contract retentions	38,921	46,568
Total accounts receivable—gross	954,561	1,086,123
Allowance for doubtful accounts	(41,383)	(46,044)
Total accounts receivable—net	$913,178	$1,040,079
Billings in excess of costs on uncompleted contracts	$143,283	$200,891

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the fiscal period end. Substantially all unbilled receivables as of September 30, 2006 and March 31, 2007 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients; however payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts determined to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss is determined to be probable based on current and historical events and circumstances.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of September 30, 2006 or March 31, 2007.

4.   Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting unit for the six months ended March 31, 2007 were as follows:

	September 30, 2006	Post- Acquisition Adjustments	Acquired	March 31, 2007
	(in thousands)
Professional Technical Services	$457,575	$1,239	$67,328	$526,142
Management Support Services	8,933	(500)	—	8,433
Total	$466,508	$739	$67,328	$534,575

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2006 and March 31, 2007 included in intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	September 30, 2006		March 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$16,687	$15,254	$34,916	$20,125
Customer Relationships	18,179	2,180	31,228	3,410
Trade-Names	899	163	1,762	303
Total	$35,765	$17,597	$67,906	$23,838

At the time of acquisition, the Company estimates the amount of the identifiable intangible assets aquired based upon historical valuations and the facts and circumstances available at the time.  The Company concludes the value of the identifiable intangible assets during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition.  However, based upon the date of acquision, the purchase allocation period may cross into subsequent fiscal periods.

The following table presents estimated amortization expense for the remainder of fiscal 2007 and for the succeeding years:

(in thousands)
2007	$11,068
2008	8,952
2009	3,481
2010	3,471
2011	3,328
Thereafter	13,768
Total	$44,068

5.   Disclosures About Pension Benefit Obligations

The Company’s pension cost for the three and six months ended March 31, 2006 and 2007 includes the following components (in thousands):

U.S. Plans	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007
Service costs	$765	$651	$1,530	$1,302
Interest cost on projected benefit obligation	1,678	1,876	3,356	3,752
Expected return on plan assets	(1,621)	(1,719)	(3,242)	(3,438)
Amortization of prior service costs	(290)	(289)	(580)	(578)
Amortization of net loss	1,433	982	2,866	1,964
Net periodic benefit cost	$1,965	$1,501	$3,930	$3,002

Non-U.S. Plans	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007
Service costs	$1,316	$1,245	$2,632	$2,463
Interest cost on projected benefit obligation	3,812	4,378	7,624	8,660
Expected return on plan assets	(3,427)	(4,047)	(6,854)	(8,007)
Amortization of prior service costs	(220)	(428)	(440)	(525)
Amortization of net gain	1,459	970	2,918	1,919
Curtailment gain recognized	—	(2,646)	—	(2,646)
Net periodic benefit cost	$2,940	$(528)	$5,880	$1,864

The total amounts of employer contributions paid for the three and six months ended March 31, 2007 were $0.0 and $0.1 million, respectively, for U.S. subsidiaries and $3.9 and $7.7 million, respectively for non-U.S. subsidiaries. The expected remaining scheduled annual employer contributions for fiscal year September 30, 2007 are $3.2 million for U.S. subsidiaries and $7.6 million for non-U.S. subsidiaries.

6.   Reportable Segments

The Company’s management has organized the Company’s operations into two reportable segments: Professional Technical Services and Management Support Services. This segmentation corresponds to how the Company manages its business as well as the underlying characteristics of its markets.

Management internally analyzes the results of the Company’s segments and operations using the non-GAAP measure of revenue, net of other direct costs which is a measure of work performed by the Company. All inter-company balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Total
	(in thousands)
Three Months Ended March 31, 2006:
Revenue	$707,357	$151,168	$858,525
Revenue, net of other direct costs	455,424	32,683	488,107
Gross profit	219,761	10,741	230,502
Gross profit as a % of revenue	31.1%	7.1%	26.8%
Gross profit as a % of revenue, net of other direct costs	48.3%	32.9%	47.2%
Equity in earnings of joint ventures	656	236	892
General and administrative expenses	191,153	4,196	195,349
Segment income from operations	29,264	6,781	36,045
Three Months Ended March 31, 2007:
Revenue	$841,019	$240,491	$1,081,510
Revenue, net of other direct costs	558,978	28,624	587,602
Gross profit	273,193	12,842	286,035
Gross profit as a % of revenue	32.5%	5.3%	26.4%
Gross profit as a % of revenue, net of other direct costs	48.9%	44.9%	48.7%
Equity in earnings of joint ventures	622	1,538	2,160
General and administrative expenses	232,264	6,035	238,299
Segment income from operations	41,551	8,345	49,896
Segment assets	1,875,898	125,420	2,001,318

Reportable Segments:	Professional Technical Services	Management Support Services	Total
	(in thousands)
Six Months Ended March 31, 2006:
Revenue	$1,319,621	$285,647	$1,605,268
Revenue, net of other direct costs	855,024	46,257	901,281
Gross profit	411,892	17,361	429,253
Gross profit as a % of revenue	31.2%	6.1%	26.7%
Gross profit as a % of revenue, net of other direct costs	48.2%	37.5%	47.6%
Equity in earnings of joint ventures	1,405	1,157	2,562
General and administrative expenses	359,546	8,310	367,856
Segment income from operations	53,751	10,208	63,959
Six Months Ended March 31, 2007:
Revenue	$1,594,564	$425,171	$2,019,735
Revenue, net of other direct costs	1,041,760	48,710	1,090,470
Gross profit	513,229	20,959	534,188
Gross profit as a % of revenue	32.2%	4.9%	26.4%
Gross profit as a % of revenue, net of other direct costs	49.3%	43.0%	49.0%
Equity in earnings of joint ventures	1,014	3,740	4,754
General and administrative expenses	435,943	11,806	447,749
Segment income from operations	78,300	12,893	91,193
Segment assets	1,875,898	125,420	2,001,318

	Three Months Ended		Six Months Ended
Reconciliations:	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
	(in thousands)

Revenue:
Revenue from reportable segments	$858,525	$1,081,510	$1,605,268	$2,019,735
Other revenue	405	2,199	459	2,523
Total consolidated revenue	$858,930	$1,083,709	$1,605,727	$2,022,258

Gross profit:
Gross profit from reportable segments	$230,502	$286,035	$429,253	$534,188
Other	(1,479)	(2,164)	(191)	(1,898)
Total consolidated gross profit	$229,023	$283,871	$429,062	$532,290

Equity in earnings of joint ventures:
Equity in earnings of joint ventures from reportable Segments	$892	$2,160	$2,562	$4,754
Other equity in earnings of joint ventures	1	59	1	(1,118)
Total consolidated equity in earnings of joint ventures	$893	$2,219	$2,563	$3,636

General and administrative expenses:
General and administrative expenses of reportable segments	$195,349	$238,299	$367,856	$447,749
Unallocated corporate general and administrative expense	9,489	9,847	13,965	20,225
Total consolidated general and administrative expense	$204,838	$248,146	$381,821	$467,974

Income from operations:
Segment income from operations	$36,045	$49,896	$63,959	$91,193
Loss from operations not allocated to reportable segments	(10,967)	(11,952)	(14,156)	(23,241)
Total consolidated income from operations	$25,078	$37,944	$49,804	$67,952

Reconciliations (continued):	March 31, 2007
Segment assets:
Total assets of reportable segments	$2,001,318
Other assets not allocated to reportable segments and eliminations	74,878
Total assets	$2,076,196

7.   Recently Issued Accounting Pronouncements

In February 2007, Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal year ending September 30, 2009.  The Company is currently evaluating the impact of the provisions of SFAS 159 on its results of operations and financial position.

In September 2006, the FASB, issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with defined benefit pension plans in their financial statements. The Company will be required to recognize such obligations as of September 30, 2007.  Additionally, the Company will be required to measure such obligations as of the ned of its fiscal year, rather than up to three months earlier as had been previously permitted, effective in its fiscal year ending September 30, 2009.   The Company is currently evaluating the impact of the provisions of SFAS 158 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions. FIN 48 becomes effective for the Company in fiscal year beginning October 1, 2007. The Company is in the process of determining the effect of the adoption of FIN 48 on its results of operations and financial position.

8.   Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that requires the Company to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

SFAS 123R became effective for the Company on October 1, 2006. Upon adoption of SFAS 123R, the Company adopted the prospective transition method. Under this method, prior periods were not restated to reflect the impact of SFAS 123R. Under SFAS 123R, options and similar awards result in a cost that will be measured at fair value on the SBP awards’ grant dates, based on the estimated number of awards that are expected to vest. This statement requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period. SFAS 123R also requires that cash flows resulting from tax benefits realized from stock option exercises or stock vesting events in excess of tax benefits recognized from stock-based compensation expenses be classified as cash flows from financing activities instead of cash flows from operating activities for awards subject to SFAS 123R.

Prior to October 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was reflected in the statement of income for stock options granted to employees, as all stock options had an exercise price equal to the fair value of the underlying common stock on the date of grant.

Under the prospective transition method, the Company continues to account for options granted prior to October 1, 2006 under the provisions of APB Opinion No. 25. Since all stock options had an exercise price equal to the fair value of the underlying common stock on the date of grant, no compensation expense will be recognized for options granted prior to October 1, 2006 unless modifications are made to those options. Prior to the adoption of SFAS 123R, the fair value of stock options used to disclose pro forma net income and earnings per share disclosures was the estimated value using the minimum value method as allowed for non-public companies. The adoption of SFAS 123R did not have a cumulative effect on the Company’s results of operations, financial position, or cash flows.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted represents the period of time the awards are expected to be outstanding. As the Company’s common stock is not publicly-traded, expected volatility is based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate forfeitures.

The fair value of options granted during the three and six months ended March 31, 2007 was determined using the following weighted average assumptions:

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Dividend yield	—	—
Expected volatility	25%	25%
Risk-free interest rate	4.60%	4.58%
Term (in years)	7	7

As a result of the adoption of SFAS 123R, the Company’s net income for the three and six months ended March 31, 2007 was $0.2 million and $0.3 million, respectively, lower than under the Company’s previous accounting method, as a result of recognizing as expense the fair value of stock options.

Stock option activity for the six months ended March 31, 2007 was as follows:

	Shares of stock under options	Weighted average exercise price	Aggregate intrinsic value
			(in thousands)

Outstanding at September 30, 2006	8,928,640	$8.42	$75,213
Options granted	548,620	14.13	7,755
Options forfeited or expired	24,466	13.62	333
Options exercised	383,182	7.60	2,912
Outstanding at March 31, 2007	9,069,612	8.79	$79,723

Vested and expected to vest in the future as of March 31, 2007	9,059,060	$8.78	$79,568

The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2007 was $5.53.

9.   Earnings Per Share

Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
	(in thousands, except per share data)

Numerator for basic earnings per share:
Net income	$11,887	$21,198	$24,842	$46,718
Preferred stock dividends	663	87	2,047	116
Net income available for common stockholders	$11,224	$21,111	$22,795	$46,602

Denominator for basic earnings per share:
Weighted average shares	53,676	56,331	53,482	56,965

Numerator for diluted earnings per share:
Net income	$11,887	$21,198	$24,842	$46,718

Denominator for basic earnings per share	53,676	56,331	53,482	56,965
Potential common shares:
Preferred stock, Class D	3,701	—	6,331	—
Preferred stock, Class F and G	10,215	18,747	5,107	18,747
Stock options	2,150	2,462	2,176	2,348
Preferred stock, other	369	395	390	391
Stock matches	33	19	29	36
Stock units	16	10	14	13
Stock warrants	146	—	236	—
Denominator for diluted earnings per share	70,306	77,964	67,765	78,500

Earnings per share:
Basic	$0.21	$0.37	$0.43	$0.82
Diluted	$0.17	$0.27	$0.37	$0.60

For the three and six months ended March 31, 2006 and 2007, no options were excluded from the calculation or were considered anti-dilutive.

10.   Stock Plans

During the six months ended March 31, 2007, the Company’s Global Stock Program, or GSP, sold to the Company 1.6 million shares for $21.4 million as compared to 1.7 million for $20.0 million during the six months ended March 31, 2006. During the six months ended March 31, 2007, the Company’s Stock Purchase Plan, or SPP, sold to the Company 0.7 million shares for $10.0 million as compared to 0.6 million shares for $8.3 million during the six months ended March 31, 2006. During the six months ended March 31, 2007, direct shareholders sold to the Company 1.2 million shares for $16.1 million as compared to 1.3 million shares for $17.6 million during the six months ended March 31, 2006.

11.   Commitments and Contingencies

The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions. The Company carries professional liability insurance against such claims, subject to certain deductibles and policy limits. From time to time the Company establishes reserves for litigation that is considered a probable loss.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company.

At March 31, 2007, the Company was contingently liable in the amount of approximately $47.9 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts. In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

Under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments. The Company is a partner in certain joint ventures where the joint venture has contracted with subconsultants for certain specialized professional services. The joint venture, or the Company to the extent that the joint venture partner(s) are unable to fulfill their responsibilities, is liable to the third-party customer for performance of the sub-consultant and would be liable to the sub-consultant if the third-party customer failed to make payments due the joint venture for sub-consultant services.

12.   Subsequent Event

The Company’s board of directors approved a two-for-one stock split, effected as a 100-percent dividend on the Company’s common stock, effective May 4, 2007. All share and per share amounts presented have been adjusted accordingly, on a retroactive basis, to reflect this stock dividend.

On May 7, 2007, the Company filed Amendment No. 3 to its registration statement on Form S-1 for the initial public offering of its common stock.  The amendment contained, among other things, financial information for the fiscal period ended March 31, 2007, information on the proposed offering, an indicative price range and the intended use of proceeds from the proposed offering, including repayment of certain existing debt obligations described in this Quarterly Report.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance.  These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management.  Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements.  Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government, our ability to successfully manage our joint ventures, the risk of employee misconduct or our failure to comply with laws and regulations, our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business, our ability to attract and retain key technical and management personnel, our ability to complete our backlog of uncompleted projects as currently projected, our liquidity and capital resources and changes in regulation or legislation that could affect us.  Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.  In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Part II, Item 1A — Risk Factors” in this Quarterly Report and the disclosure under the captions “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 3 to our previously filed Form S-1 for a discussion of the factors, risks and uncertainties that could affect our future results.

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and more than 30,000 employees and staff employed in the field on a project-by-project basis.

Our business focuses primarily on providing fee-based professional technical and support services and, as such, we are labor and not capital intensive. We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs. We operate our business through two segments: Professional Technical Services (PTS) and Management Support Services (MSS).

Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in major end markets such as transportation, facilities and environmental markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. As a percentage of PTS revenue, our other direct costs, including subcontractor and consultant costs, typically range from 30% to 38%. Our gross margin as a percentage of PTS revenue typically ranges from 30% to 32%, depending on the nature and scope of the underlying projects.

Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractor and other direct costs. As a percentage of MSS revenue, other direct costs, including subcontractor, consultants and material costs typically range from 85% to 87%. Our gross margin as a percentage of MSS revenue typically ranges from 3% to 5%, depending on the level of other direct costs required, which can vary significantly from period to period.

In summary, our revenue is dependent on our ability to attract qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, renew existing client agreements and provide outstanding services. Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

Our costs are driven primarily by the compensation we pay to our employees, including fringe benefits, the cost of hiring subcontractors and other project-related expenses, and sales and general and administrative overhead costs.

Components of Income and Expense

Our management analyzes the results of our operations using two financial measures that are not in accordance with generally accepted accounting principles in the United States (GAAP):  revenue, net of other direct costs and cost of revenue, net of other direct costs.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,					Six Months Ended March 31,
	2002	2003	2004	2005	2006	2006	2007
	(in millions)
Other Financial Data:
Revenue	$1,747	$1,915	$2,012	$2,395	$3,421	$1,606	$2,022
Other direct costs	671	725	776	933	1,521	701	929
Revenue, net of other direct costs	1,076	1,190	1,236	1,462	1,900	905	1,093
Cost of revenue, net of other direct costs	598	656	667	785	994	476	561
Gross profit	478	534	569	677	906	429	532
Equity in earnings of joint ventures	1	2	3	2	7	3	4
Amortization expense of acquired intangible assets	—	—	—	3	15	6	6
Other general and administrative expenses	430	467	485	578	795	376	462
General and administrative expenses	430	467	485	581	810	382	468
Income from operations	$49	$69	$87	$98	$103	$50	$68
Reconciliation of Cost of Revenue:
Other direct costs	$671	$725	$776	$933	$1,521	$701	$929
Cost of revenue, net of other direct costs	598	656	667	785	994	476	561
Cost of revenue	$1,269	$1,381	$1,443	$1,718	$2,515	$1,177	$1,490

Results of Operations

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)

Revenue	$858,930	$1,083,709	$224,779	26.2%	$1,605,727	$2,022,258	$416,531	25.9%
Other direct costs	369,089	494,225	125,136	33.9	700,538	929,642	229,104	32.7
Revenue, net of other direct costs	489,841	589,484	99,643	20.3	905,189	1,092,616	187,427	20.7
Cost of revenue, net of other direct costs	260,818	305,613	44,795	17.2	476,127	560,326	84,199	17.7
Gross profit	229,023	283,871	54,848	23.9	429,062	532,290	103,228	24.1
Equity in earnings of joint ventures	893	2,219	1,326	148.5	2,563	3,636	1,073	41.9
General and administrative expense	204,838	248,146	43,308	21.1	381,821	467,974	86,153	22.6
Income from operations	25,078	37,944	12,866	51.3	49,804	67,952	18,148	36.4
Minority interest in share of earnings	3,530	3,648	118	3.3	5,481	5,234	(247)	(4.5)
Gain on sale of equity investment	—	—	—	—	—	11,286	11,286	—
Interest expense — net	4,067	2,228	(1,839)	(45.2)	7,790	3,303	(4,487)	(57.6)
Income before income tax expense	17,481	32,068	14,587	83.4	36,533	70,701	34,168	93.5
Income tax expense	5,594	10,870	5,276	94.3	11,691	23,983	12,292	105.1
Net income	$11,887	$21,198	$9,311	78.3%	$24,842	$46,718	$21,876	88.1%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	53.3	51.8	52.6	51.3
Gross profit	46.7	48.2	47.4	48.7
Equity in earnings of joint ventures	0.2	0.3	0.3	0.3
General and administrative expense	41.8	42.1	42.2	42.8
Income from operations	5.1	6.4	5.5	6.2
Minority interest in share of earnings	0.7	0.6	0.6	0.5
Gain on sale of equity investment	0.0	0.0	0.0	1.0
Interest expense — net	0.8	0.4	0.9	0.2
Income before income tax expense	3.6	5.4	4.0	6.5
Income tax expense	1.2	1.8	1.3	2.2
Net income	2.4%	3.6%	2.7%	4.3%

Revenue

For the three months ended March 31, 2007, revenue increased $224.8 million, or 26.2%, to $1.1 billion as compared to $858.9 million for the three months ended March 31, 2006. Of this increase, $59.6 million, or 26.5% was provided by companies acquired in the past twelve months. Excluding revenue provided by companies acquired in the past 12 months, revenue increased $165.2 million, or 19.2%. This increase was primarily attributable to increased government and private sector spending for infrastructure development in Australia and Canada as a result of continued economic growth in these regions; growth in our building and transportation business in the United Kingdom and significant growth in our combat support and global maintenance and supply services for the Department of Defense.

For the six months ended March 31, 2007, revenue increased $416.5 million, or 25.9%, to $2.0 billion as compared to $1.6 billion for the six months ended March 31, 2006. Of this increase, $110.4 million, or 26.5% was provided by companies acquired in the past twelve months. Excluding revenue provided by companies acquired in the past 12 months, revenue increased $306.2 million, or 19.1%. This increase was primarily attributable to the factors mentioned above.

Revenue, Net of Other Direct Costs

For the three months ended March 31, 2007, revenue, net of other direct costs increased $99.6 million, or 20.3%, to $589.5 million as compared to $489.8 million for the three months ended March 31, 2006. Of this increase, $49.5 million, or 49.6% was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by companies acquired in the past 12 months, revenue, net of other direct costs increased $50.2 million, or 10.3%. This increase was primarily attributable to continued economic growth factors noted above.

For the six months ended March 31, 2007, revenue, net of other direct costs increased $187.4 million, or 20.7%, to $1.1 billion as compared to $905.2 million for the six months ended March 31, 2006. Of this increase, $87.0 million, or 46.4% was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by companies acquired in the past 12 months, revenue, net of other direct costs increased $100.4 million, or 11.1%. This increase was primarily attributable to the factors mentioned above.

Cost of Revenue, Net of Other Direct Costs

For the three months ended March 31, 2007, cost of revenue, net of other direct costs increased $44.8 million, or 17.2%, to $305.6 million as compared to $260.8 million for the three months ended March 31, 2006. Of this increase, $22.7 million, or 50.7% was incurred by companies acquired in the past 12 months. Excluding cost of revenue, net of other direct costs associated with companies acquired in the past twelve months, cost of revenue, net of other direct costs increased $22.1 million, or 8.5%. Included in cost of revenue, net of other direct costs is stock match expense of $2.3 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively. Most of our cost of revenue, net of other direct costs is employee and employee related costs. As we realize increases in our revenue, net of other direct costs, we will realize corresponding increases in our headcount and employee and related costs. To the extent we increase our billable hours without increasing our headcount, our margins should improve. For the three months ended March 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.8% as compared to 53.3% for the three months ended March 31, 2006.

For the six months ended March 31, 2007, cost of revenue, net of other direct costs increased $84.2 million, or 17.7%, to $560.3 million as compared to $476.1 million for the six months ended March 31, 2006. Of this increase, $41.5 million, or

49.3% was incurred by companies acquired in the past 12 months. Excluding cost of revenue, net of other direct costs associated with companies acquired in the past twelve months, cost of revenue, net of other direct costs increased $42.7 million, or 9.0%. Included in cost of revenue, net of other direct costs is stock match expense of $5.2 million and $4.7 million for the six months ended March 31, 2007  and March 31, 2006, respectively. For the six months ended March 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.3% as compared to 52.6% for the six months ended March 31, 2006.

Gross Profit

For the three months ended March 31, 2007, gross profit increased $54.8 million, or 23.9%, to $283.9 million as compared to $229.0 million for the three months ended March 31, 2006. Of this increase, gross profit provided by companies acquired in the past 12 months was $26.9 million, or 48.9%. Excluding gross profit provided by companies acquired in the past 12 months, gross profit increased $28.0 million, or 12.2%. This increase was primarily attributable to higher gross profit margins in our environmental compliance projects as well as higher margins in certain combat support and global maintenance and supply services. For the three months ended March 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 48.2% as compared to 46.7% for the three months ended March 31, 2006.

For the six months ended March 31, 2007, gross profit increased $103.2 million, or 24.1%, to $532.3 million as compared to $429.1 million for the six months ended March 31, 2006. Of this increase, gross profit provided by companies acquired in the past 12 months was $45.5 million, or 44.1%. Excluding gross profit provided by companies acquired in the past 12 months, gross profit increased $57.7 million, or 13.5%. This increase was primarily attributable to the factors mentioned above. For the six months ended March 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 48.7% as compared to 47.4% for the six months ended March 31, 2006.

Equity in Earnings of Joint Ventures

For the three months ended March 31, 2007, equity in earnings of joint ventures increased $1.3 million, or 148.5%, to $2.2 million as compared to $0.9 million for the three months ended March 31, 2006 as a result of higher activities in non-consolidated/non-controlled joint ventures.

For the six months ended March 31, 2007, equity in earnings of joint ventures increased $1.0 million, or 41.9%, to $3.6 million as compared to $2.6 million for the six months ended March 31, 2006.

General and Administrative Expenses

For the three months ended March 31, 2007, general and administrative expenses increased $43.3 million, or 21.1%, to $248.1 million as compared to $204.8 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, general and administrative expenses, as a percentage of revenue, net of other direct costs was 42.1% as compared to 41.8% for the three months ended March 31, 2006. The increase was primarily attributable to growth in revenue noted above, increased headcount associated with acquired companies, continued investments throughout the organization to support strategic initiatives and expenses incurred related to our becoming a public reporting company, including Sarbanes-Oxley Act of 2002 (SOX) compliance efforts. Included in general and administrative expenses is amortization expense of acquired intangible assets of $5.6 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively. Included in general and administrative expenses is stock match expense of $0.7 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

For the six months ended March 31, 2007, general and administrative expenses increased $86.2 million, or 22.6%, to $468.0 million as compared to $381.8 million for the six months ended March 31, 2006. For the six months ended March 31, 2007, general and administrative expenses, as a percentage of revenue, net of other direct costs was 42.8% as compared to 42.2% for the six months ended March 31, 2006. The increase was primarily attributable to the factors mentioned above. Included in general and administrative expenses is amortization expense of acquired intangible assets of $6.3 million and $7.0 million for the six months ended March 31, 2007 and 2006, respectively.  Included in general and administrative expenses is stock match expense of $1.7 million and $1.7 million for the six months ended March 31, 2007 and 2006, respectively.

Gain on Sale of Equity Investment

In the six months ended March 31, 2006, we sold our minority interest in an equity investment in the U.K. for 7.5 million GBP, or approximately $14.7 million. Related to this sale, we recorded a gain on the sale of $11.3 million.

Interest Expense — Net

For the three months ended March 31, 2007, net interest expense decreased $1.8 million, or 45.2%, to $2.2 million as compared to $4.1 million for the three months ended March 31, 2006. This decrease was primarily attributable to lower borrowings in the three months ended March 31, 2007 as compared to the prior year. In three months ended March 31, 2006, we had higher borrowings under our senior credit facility associated with acquisitions completed in the latter part of fiscal year 2005 and the first quarter of fiscal year 2006, offset by repayment of such debt with the net proceeds from the issuance of our Class F and Class G redeemable preferred stock.

For the six months ended March 31, 2007, net interest expense decreased $4.5 million, or 57.6%, to $3.3 million as compared to $7.8 million for the six months ended March 31, 2006. This decrease was primarily attributable to factors described above.

Income Tax Expense

For the three months ended March 31, 2007, income tax expense increased $5.3 million, or 94.3%, to $10.9 million as compared to $5.6 million for the three months ended March 31, 2006. For the six months ended March 31, 2007, income tax expense increased $12.3 million, or 105.1%, to $24.0 million as compared to $11.7 million for the six months ended March 31, 2006.  The effective tax rate for the three and six months ending March 31, 2007 was 33.9% as compared to 32.0% for the three and six months ended March 31, 2006.

Net Income

The factors described above resulted in net income of $21.2 million for the three months ended March 31, 2007 as compared to net income of $11.9 for the three months ended March 31, 2006 and $46.7 million for the six months ended March 31, 2007 as compared to net income of $24.8 million for the six months ended March 31, 2006.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
Revenue	$707,357	$841,019	$133,662	18.9%	$1,319,621	$1,594,564	$274,943	20.8%
Other direct costs	251,933	282,041	30,108	12.0	464,597	552,804	88,207	19.0
Revenue, net of other direct costs	455,424	558,978	103,554	22.7	855,024	1,041,760	186,736	21.8
Cost of revenue, net of other direct costs	235,663	285,785	50,122	21.3	443,132	528,531	85,399	19.3
Gross profit	$219,761	$273,193	$53,432	24.3%	$411,892	$513,229	$101,337	24.6%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	51.7	51.1	51.8	50.7
Gross profit	48.3%	48.9%	48.2%	49.3%

Revenue

For the three months ended March 31, 2007, PTS’ revenue increased $133.7 million, or 18.9%, to $841.1 million as compared to $707.4 million for the three months ended March 31, 2006. Of this increase, $59.6 million, or 44.6% was provided by companies acquired in the past twelve months. Excluding revenue provided by companies acquired in the past 12 months, PTS’ revenue increased $74.0 million, or 10.5%. This increase was primarily attributable to increased government and private sector spending for infrastructure development in Australia and Canada as a result of continued economic growth and growth in our building and transportation business in the U.K.

For the six months ended March 31, 2007, PTS’ revenue increased $274.9 million, or 20.8%, to $1.6 billion as compared to $1.3 billion for the six months ended March 31, 2006. Of this increase, $110.4 million, or 40.1% was provided by companies acquired in the past twelve months. Excluding revenue provided by companies acquired in the past 12 months, PTS’ revenue increased $164.6 million, or 12.5%. This increase was primarily attributable to the factors mentioned above.

Revenue, Net of Other Direct Costs

For the three months ended March 31, 2007, PTS’ revenue, net of other direct costs increased $103.6 million, or 22.7%, to $559.0 million as compared to $455.4 million for the three months ended March 31, 2006. Of this increase, $49.5 million, or 47.7% was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by companies acquired in the past 12 months, PTS’ revenue, net of other direct increased $54.1 million, or 11.9%. This increase was primarily attributable to the factors mentioned above.

For the six months ended March 31, 2007, PTS’ revenue, net of other direct costs increased $186.7 million, or 21.8%, to $1.0 billion as compared to $855.0 million for the six months ended March 31, 2006. Of this increase, $87.0 million, or 46.6% was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by companies acquired in the past 12 months, PTS’ revenue, net of other direct increased $99.8 million, or 11.7%. This increase was primarily attributable to the factors mentioned above.

Cost of Revenue, Net of Other Direct Costs

For the three months ended March 31, 2007, PTS’ cost of revenue, net of other direct costs increased $50.1 million, or 21.3%, to $285.8 million as compared to $235.7 million in the three months ended March 31, 2006. Of this increase, $22.7 million, or 45.3% was incurred by companies acquired in the past twelve months. Excluding cost of revenue, net of other direct costs incurred by companies acquired in the past twelve months, cost of revenue, net of other direct costs increased by $27.4 million, or 11.6%. For the three months ended March 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.1% as compared to 51.7% for the three months ended March 31, 2006.

For the six months ended March 31, 2007, PTS’ cost of revenue, net of other direct costs increased $85.4 million, or 19.3%, to $528.5 million as compared to $443.1 million in the six months ended March 31, 2006. Of this increase, $41.5 million, or 48.6% was incurred by companies acquired in the past twelve months. Excluding cost of revenue, net of other direct costs incurred by companies acquired in the past twelve months, cost of revenue, net of other direct costs increased by $43.9 million, or 9.9%.  For the six months ended March 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 50.7% as compared to 51.8% for the six months ended March 31, 2006.

Gross Profit

For the three months ended March 31, 2007, PTS’ gross profit increased $53.4 million, or 24.3%, to $273.2 million as compared to $219.8 million for the three months ended March 31, 2006. Of this increase, $26.9 million, or 50.3% was provided by companies acquired in the past 12 months. Excluding gross profit provided by companies acquired in the past 12 months, gross profit increased $26.5 million, or 12.1%. The increases were primarily attributable to success fees associated with a project in Australia, margin improvements in our Canadian and U.K. operations as well as our U.S. transportation sector]. For the three months ended March 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 48.9% as compared to 48.3% for the three months ended March 31, 2006.

For the six months ended March 31, 2007, PTS’ gross profit increased $101.3 million, or 24.6%, to $513.2 million as compared to $411.9 million for the six months ended March 31, 2006. Of this increase, $45.5 million, or 44.9% was provided by companies acquired in the past 12 months. Excluding gross profit provided by companies acquired in the past 12 months, gross profit increased $55.8 million, or 13.6%. The increases were primarily attributable to the factors mentioned above.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures decreased $0.1 million, or 5.2%, to $0.6 million as compared to $0.7 million for the three months ended March 31, 2007 and the three months ended March 31, 2006.

For the six months ended March 31, 2007, equity in earnings of joint ventures decreased $0.4 million, or 27.8%, to $1.0 million as compared to $1.4 million for the six months ended March 31, 2006.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
Revenue	$151,168	$240,491	$89,323	59.1%	$285,647	$425,171	$139,524	48.8%
Other direct costs	118,485	211,867	93,382	78.8	239,390	376,461	137,071	57.3
Revenue, net of other direct costs	32,683	28,624	(4,059)	(12.4)	46,257	48,710	2,453	5.3
Cost of revenue, net of other direct costs	21,942	15,782	(6,160)	(28.1)	28,896	27,751	(1,145)	(4.0)
Gross profit	$10,741	$12,842	$2,101	19.6%	$17,361	$20,959	$3,598	20.7%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	67.1	55.1	62.5	57.0
Gross profit	32.9%	44.9%	37.5%	43.0%

Revenue

For the three months ended March 31, 2007, MSS’ revenue increased $89.3 million, or 59.1%, to $240.5 million as compared to $151.2 million for the three months ended March 31, 2006. This increase was primarily attributable to growth in the level of other direct costs associated with our war-related efforts in Kuwait, Iraq and Afghanistan offset by lower levels of self-performed work for combat support and global maintenance and supply services for the Department of Defense.

For the six months ended March 31, 2007, MSS’ revenue increased $139.5 million, or 48.8%, to $425.2 million as compared to $285.6 million for the six months ended March 31, 2006. This increase was primarily attributable to the factors discussed above.

Revenue, Net of Other Direct Costs

For the three months ended March 31, 2007, MSS’ revenue, net of other direct costs decreased $4.1 million, or 12.4%, to $28.6 million as compared to $32.7 million for the three months ended March 31, 2006. The decrease was primarily attributable to the completion of a contract in Kuwait with higher levels of self-performed work.

For the six months ended March 31, 2007, MSS’ revenue, net of other direct costs increased $2.5 million, or 5.3%, to $48.7 million as compared to $46.3 million for the six months ended March 31, 2006. On a year to date basis, the completed contract mentioned above represented approximately $5.0 million of the reduction in revenue, net of subcontractor costs.

Cost of Revenue, Net of Other Direct Costs

For the three months ended March 31, 2007, MSS’ cost of revenue, net of other direct costs decreased $6.2 million, or 28.1%, to $15.8 million as compared to $21.9 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 55.1% as compared to 67.1% for the three months ended March 31, 2006.

For the six months ended March 31, 2007, MSS’ cost of revenue, net of other direct costs decreased $1.1 million, or 4.0%, to $27.8 million as compared to $28.9 million for the six months ended March 31, 2006. For the six months ended March 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 57.0% as compared to 62.5% for the six months ended March 31, 2006.

Gross Profit

For the three months ended March 31, 2007, MSS’ gross profit increased $2.1 million, or 19.6%, to $12.8 million as compared to $10.7 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 44.9% as compared to 32.9% for the three months ended

March 31, 2006. This increase in margin to revenue, net of other direct costs relates to fees charged on the increased other direct costs.  However, for the three months ended March 31, 2007, gross profit, as a percentage of revenue, was 5.3% as compared to 7.1% for the three months ended March 31, 2006 as fees associated with our self-performed work exceed fees charged on other direct costs.

For the six months ended March 31, 2007, MSS’ gross profit increased $3.6 million, or 20.7%, to $21.0 million as compared to $17.4 million for the six months ended March 31, 2006. For the six months ended March 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 43.0% as compared to 37.5% for the six months ended March 31, 2006. However, for the six months ended March 31, 2007, gross profit, as a percentage of revenue, was 4.9% as compared to 6.1% for the six months ended March 31, 2006.

Equity in Earnings of Joint Ventures

For the three months ended March 31, 2007, MSS’ equity in earnings of joint ventures increased $1.3 million, or 551.8%, to $1.5 million as compared to $0.2 million for the three months ended March 31, 2006 primarily due to our participation in the Nevada Test Site project. Equity in earnings of joint ventures varies from period to period based upon the services performed for non-controlled and non-consolidated joint ventures.

For the six months ended March 31, 2007, MSS’ equity in earnings of joint ventures increased $2.6 million, or 223.3%, to $3.7 million as compared to $1.1 million for the six months ended March 31, 2006 again related to our participation in the Nevada Test Site project. Equity in earnings of joint ventures varies from period to period based upon the services performed for non-controlled and non-consolidated joint ventures.

Seasonality

We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, primarily due to lower utilization rates attributable to holidays recognized around the world. Our revenue is typically higher in the last half of the year. Many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. In addition, we find that the U.S Federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30. Further, our construction management revenue typically increases during the high construction season of the summer months. For these reasons coupled with the number and significance of client contracts commenced and completed during a period as well as the time of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flow from operations, proceeds from sales of stock (both to employees and to institutional investors) and borrowings under debt facilities to satisfy our working capital requirements as well as to fund share repurchases and mergers and acquisitions. In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to take advantage of business opportunities, including existing business growth and mergers and acquisitions.  We have filed a registration statement with the U.S. Securities and Exchange Commission for a proposed initial public offering of our common stock.

At March 31, 2007, cash and cash equivalents was $116.3 million, a decrease of $11.6 million, or 9.1%, from $127.9 at September 30, 2006. This decrease was primarily attributable to cash consideration paid in mergers and acquisitions, largely offset by higher cash flow from operations on a year-over-year basis.

Net cash provided by operating activities was $53.7 million for the six months ended March 31, 2007, an increase of $55.3 million from the net cash used in operating activities of $1.6 million for the six months ended March 31, 2006. The increase was primarily attributable to increased rate of collections of accounts receivable as compared to growth in revenue combined with advanced billings to clients in our MSS operating segment and lower income tax payments.

Net cash used in investing activities was $129.0 million for the six months ended March 31, 2007, an increase of $82.8 million from the net cash used in investing activities of $46.2 million in the six months ended March 31, 2006. For the six months ended March 31, 2007, net cash used in business combinations was $125.8 million as compared to $34.1 million used in business combinations for the comparable period last year, primarily a result of cash used for the HSMM, RETEC and STS transactions.

Net cash provided by financing activities was $62.7 million for the six months ended March 31, 2007, a decrease of $7.5 million from cash provided by financing activities of $70.2 million in the comparable period last year.  Incremental borrowings under our credit facility were $51.9 million primarily to facilitate mergers and acquisitions.

Working Capital

Working capital, or current assets less current liabilities, decreased $9.9 million, or 4.9%, from $201.3 million at September 30, 2006 to $191.4 million at March 31, 2007 largely as a result of newly acquired companies. Net accounts receivable which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $69.3 million, or 9.0% to $839.2 million at March 31, 2007 from $769.9 million at September 30, 2006. For the same period, annualized revenue increased at a notably higher level of $623.0 million, or 18.2%, from $3.4 billion to $4.0 billion.

Because our revenue depends to a great extent on billable labor hours, most of our charges are invoiced following the end of the month in which the hours were worked, the majority usually within 15 days. Other direct costs are normally billed along with labor hours. However, as opposed to salary costs, which are generally paid on either a bi-weekly or monthly basis, other direct costs are generally not paid until we receive payment (in some cases in the form of advances) from our customer.

Borrowings and Lines of Credit

At September 30, 2006 and March 31, 2007, our long-term obligations consisted of the following:

	September 30, 2006	March 31, 2007
	(in thousands)
Amended and Restated Credit Agreement	$—	$50,000
Term Credit Agreement	65,000	57,000
Senior Notes	68,810	68,810
Short-term debt	2,716	9,725
Other debt	929	841
Total long-term obligations	137,455	186,376
Less: Current portion of long-term obligations	(14,665)	(33,258)
Long-term obligations, less current portion	$122,790	$153,118

Amended and Restated Credit Agreement

We have an unsecured senior credit agreement with a syndicate of banks to support our working capital needs, which expires March 31, 2011. The facility consists of a revolving line of credit in the amount of $300.0 million which includes a sub-limit for standby letters of credit of $50.0 million. We may borrow, at our option, at either (a) a base rate (the greater of the Federal Funds rate plus 0.50% or the bank’s reference rate) plus a margin which ranges from 0.00% to 0.25%, or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.75% to 1.75%, depending on our leverage ratio. In addition to these borrowing rates, there is a commitment fee which ranges from 0.175% to 0.375% on any unused commitment. Borrowings under the credit facility are limited by certain affirmative and negative financial covenants, which include maximum leverage restrictions, minimum fixed charge coverage and minimum net worth maintenance. At September 30, 2006 and March 31, 2007, there were $0.0 million and $50.0 million in borrowings under the credit facility. At September 30, 2006 and March 31, 2007, outstanding standby letters of credit totaled $23.1 million and $24.4 million, respectively. At March 31, 2007, we had $225.6 million available for borrowing under the credit facility as compared to $276.9 million at September 30, 2006.

Term Credit Agreement

On September 22, 2006, certain of our wholly-owned subsidiaries closed an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations to the United States under favorable tax terms. The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain more favorable pricing and other terms, we also provided a parent company guarantee. The terms and conditions of this agreement are substantially similar to those contained in our senior unsecured credit facility. Principal payments are scheduled to begin June 30, 2007, or earlier at the borrowers’ discretion. At March 31, 2007, borrowings under this term credit agreement totaled $57.0 million.

Senior Notes

June 2008 Notes:   On June 9, 1998, we issued $60.0 million of 6.93% senior notes due June 9, 2008. The June 2008 Notes are unsecured and have an average life of seven years. The annual principal payments of $8.6 million began June 9, 2002.

October 2008 Notes:   On September 9, 2002, we issued $25.0 million of 6.23% senior notes due October 15, 2008. The October 2008 Notes are unsecured and have an average life of five years. The annual principal payments of $8.3 million were scheduled to begin October 15, 2006; however, we elected to pre-pay the first principal payment in September 2006.

April 2012 Notes:   On April 14, 2000, we issued $35.0 million of 8.38% senior notes due April 14, 2012. The April 2012 Notes are unsecured and have an average life of 10 years. The annual principal payments of $7.0 million are scheduled to begin April 14, 2008.

All of the senior notes require interest to be paid either quarterly or semi-annually in arrears. The senior notes are also limited by certain affirmative and negative financial covenants, which include maximum leverage restrictions, minimum fixed charge coverage, minimum interest charge coverage and minimum net worth maintenance. Proceeds from the June 2008 Notes and the October 2008 Notes were used to repay revolving credit debt while proceeds of the April 2012 Notes were used to fund business acquisitions.

Bank Overdrafts and Other Debt

At March, 31, 2007, we had three non-U.S. credit facilities used to cover periodic overdrafts and to issue letters of credit in the aggregate amount of $41.0 million.

Further, at March 31, 2007, we had outstanding promissory notes of $0.9 million to former shareholders of Oscar Faber, predecessor to Faber Maunsell. These promissory notes have maturities ranging from January 2006 to April 2010.

Preferred Stock

In February 2006, we closed a $235.0 million private placement of our Class F and Class G convertible preferred stock. In connection with the private placement, we redeemed all outstanding shares of our Class D convertible preferred stock and repurchased associated warrants to purchase common stock.  Approximately $114.7 million of the $232.1 million in net proceeds was used to repay indebtedness under our senior credit facility and approximately $116.5 million was used to redeem the Class D preferred and associated warrants. The terms of the Class D convertible preferred stock contained a 7% annual dividend whereas the terms of the Class F and Class G do not require annual dividend payments.  The Class F and Class G convertible preferred stock is redeemable on the earlier of February 9, 2012 or the date on which we sell substantially all of our assets and has other rights, privileges and preferences.  The Class F and Class G convertible preferred stock also automatically convert to common stock upon the closing of an initial public offering of our securities.

Commitments and Contingencies

Other than normal property and equipment additions and replacements, expenditures to further the implementation of our enterprise resource planning system, commitments under our incentive compensation programs, repurchases of shares of our common stock, and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below. However, if we acquire any additional businesses in the future or embark on other capital-intensive initiatives, additional working capital may be required.

As of March 31, 2007, there was approximately $47.9 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

At September 30, 2006, our defined benefit pension plans with benefit obligations in excess of plan assets had an aggregate deficit (where the projected benefit obligation exceeded the fair value of plan assets) of $117.2 million. At that same time, the excess of projected benefit obligations over fair value of plan assets was $84.8 million. In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal year ending September 30, 2009.  We are currently evaluating the impact of the provisions of SFAS 159 on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with defined benefit pension plans in their financial statements. We will be required to recognize such obligations as of September 30, 2007.  Additionally, we will be required to measure such obligations as of the end of our fiscal year, rather than up to three months earlier as had been previously permitted, effective in our fiscal year ending September 30, 2009.  We are currently evaluating the impact of the provisions of SFAS 158 on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us in our fiscal year beginning October 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes that a company should use a “more-likely-than-not” recognition threshold based on the technical merits of the tax position taken. Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions. FIN 48 became effective for us in our fiscal year beginning October 1, 2007. We are currently in the process of determining the effect of the adoption of FIN 48 on our results of operations and financial position.

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates. We actively monitor these exposures. To reduce our exposure to market risk, we have entered into derivative financial instruments such as forward contracts or interest rate hedge contracts. Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures. We do not use derivative financial instruments for speculative purposes. We currently have no material derivative instruments outstanding.

Foreign Exchange Rate

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the United States. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we typically do not need to hedge foreign currency cash flows for contract work performed. The functional currency of all significant foreign operations is the local currency.

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2006 and March 31, 2007, we had $65.0 and $107.0 million, respectively, outstanding in borrowings under our credit facility and our term credit agreement. Interest on amounts borrowed under the credit facility is subject to adjustment based on certain levels of financial performance. For borrowings at offshore rates, the applicable margin added can range from 0.75% to 1.75%. For fiscal 2006, our weighted average borrowings on our senior credit facility were $132.8 million. If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $1.3 million. For the six months ended March 31, 2007, our weighted average borrowings under our senior credit facility and term credit agreement were $85.3 million. If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could increase or decrease by $0.9 million.  We invest our cash in money market securities or other high quality, short-term securities that are subject to minimal credit and market risk.

We have selectively managed our floating interest rate exposure through the use of derivative instruments. In October 2005, we entered into two floating-to-fixed interest rate hedge contracts. From the inception through our voluntary early termination, the interest rate hedges were effective. Upon our termination of these contracts in our fourth quarter of fiscal 2006, we received a net cash settlement of approximately $1.1 million.

Subsequent Event

Our board of directors approved a two-for-one stock split, effected as a 100-percent dividend on our common stock, effective May 4, 2007. All share and per share amounts presented have been adjusted accordingly, on a retroactive basis, to reflect this stock dividend.

On May 7, 2007, we filed Amendment No. 3 to our registration statement Form S-1 for the initial public offering of our common stock.  The amendment contained, among other things, financial information for our fiscal period ended March 31, 2007, information on the proposed offering, an indicative price range and the intended use of proceeds from the proposed offering, including repayment of certain existing debt obligations described in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

PART II.              OTHER INFORMATION

Item 1.  Legal Proceedings

As a government contractor, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors’ compliance with those laws and regulations through audits and investigations is inherent in government contracting, and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

We are involved in various investigations, claims and lawsuits in the normal conduct of our business, none of which, in the opinion of our management, based upon current information and discussions with counsel, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. From time to time we establish reserves for litigation when we consider it probable that a loss will occur.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Report, including our financial statements and the related notes, before making a decision to buy our common stock.   If any of the following risks actually occurs, our business could be harmed.

Risks Relating to Our Business and Industry

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2004, 2005 and 2006, approximately 76%, 75% and 63%, respectively, of our revenue was derived from contracts with government entities.

        Most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

        For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its “SAFETEA-LU” infrastructure funding program and predecessor programs. This $286 billion program covers federal fiscal years 2004-2009. Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research. A key uncertainty in the outlook for federal transportation funding in the U.S. is the future viability of the Highway Trust Fund. The Highway Account within the Highway Trust Fund could have a negative balance as soon as 2009, based on the Department of Treasury projections of receipts and Department of Transportation projections of outlays. This raises concerns about whether funding for federal highway programs authorized by SAFETEA-LU will be met in future years.

Governmental agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

        Most government contracts maybe modified, curtailed or terminated by the government either at its convenience or upon the default of the contractor. If the government terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. If the government terminates the contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenue.

        In years when the U.S. government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.

Our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs.

        Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could harm our business.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2006, approximately one-third of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price construction contracts could be substantial and harm our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 24% of our fiscal 2006 revenue was derived from our operations through joint ventures or similar partner arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Approximately 7% of our fiscal 2006 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the entities. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to the joint ventures, which could have a material adverse effect on our financial condition and results of operations.

Misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

        As a government contractor, misconduct, fraud or other improper activities by our employees or consultants failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and any other applicable laws or regulations. Our failure to comply with applicable laws or regulations or misconduct by any of our employees or consultants could subject us to fines and penalties, loss of security clearance, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

Our defined benefit plans currently have significant deficits that could grow in the future and cause us to incur additional costs.

        We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At September 30, 2006, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of $117.2 million. At September 30, 2006, the excess of accumulated benefit obligations over the fair value of plan assets was $84.8 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2006, revenue attributable to our services provided outside of the United States was approximately 44% of our total revenue. Approximately 27% of our total fiscal 2006 revenue was contracted in non-U.S. dollar denominations. We expect the percentage of revenue attributable to our non-U.S. operations to increase further as a result of our strategic focus in areas such as Eastern Europe, China and the Middle East. There are risks inherent in doing business internationally, including:

•                  imposition of governmental controls and changes in laws, regulations or policies;

•                  political and economic instability;

•                  changes in U.S. and other national government trade policies affecting the markets for our services;

•                  changes in regulatory practices, tariffs and taxes;

•                  potential non-compliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practice Act and similar non-U.S. laws and regulations; and

•                  currency exchange rate fluctuations, devaluations and other conversion restrictions.

        Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or material costs to us.

        Some of our services are performed in high-risk locations, such as Iraq and Afghanistan, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may suffer the loss of key employees and contractors, which could harm our business.

Failure to successfully execute our merger and acquisition strategy may inhibit our growth.

        We have grown in part as a result of our mergers and acquisitions over the last several years, and we expect continued growth in the form of additional acquisitions and expansion into new markets. We cannot assure you that suitable mergers and acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future mergers and acquisitions will involve various inherent risks, such as:

•                  our ability to accurately assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates;

•                  the potential loss of key personnel of an acquired business;

•                  increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;

•                  post-acquisition integration challenges; and

•                  post-acquisition deterioration in an acquired business that could result in goodwill impairment charges.

        Furthermore, during the mergers and acquisitions process and thereafter, our management may need to assume significant mergers and acquisitions related responsibilities, which may cause them to divert their attention from our existing operations. If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. Moreover, we cannot assure you that we will continue to successfully expand or that growth or expansion will result in profitability.

Our ability to grow and to compete in our industry will be harmed if we do not retain the continued services of our key technical and management personnel and identify, hire and retain additional qualified personnel.

        There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel. Our planned growth may place increased demands on our resources and will likely require the addition of technical and management personnel and the development of additional expertise by existing personnel. Also, some of our personnel hold security clearances required to obtain government projects; if we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, key technical and management personnel could limit our ability to complete existing projects successfully and to compete for new projects.

        Additionally, in the past, we have promoted our employee ownership culture as a competitive advantage in recruiting and retaining employees. Although we intend to retain the essential elements of an employee ownership culture and do not intend to change our core values and operating philosophy, if our employees or recruits perceive that becoming a publicly-traded company will negatively impact our company culture, our ability to recruit and retain employees may be adversely impacted.

Our revenue and growth prospects may be harmed if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our customers.

        A number of government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract.

Our industry is highly competitive and we may be unable to compete effectively, which could result in reduced revenue, profitability and market share.

        We are engaged in a highly competitive business. The extent of competition varies with the types of services provided and the locations of the projects. Generally, we compete on the bases of technical and management capability, personnel qualifications and availability, geographic presence, experience and price. Increased competition may result in our inability to win bids for future projects and loss of revenue, profitability and market share.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage.

        Our services involve significant risks of professional and other liabilities that may substantially exceed the fees that we derive from our services. In addition, we sometimes contractually assume liability under indemnification agreements. We cannot predict the magnitude of potential liabilities from the operation of our business.

        Our professional liability policies cover only claims made during the term of the policy. Additionally, our insurance policies may not protect us against potential liability due to various exclusions in the policies and self-insured retention amounts. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse affect on our business.

Our backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and thus, may not accurately reflect future revenue and profits.

        At March 31, 2007, our backlog of uncompleted projects under contract was approximately $3.1 billion. We cannot guarantee that the revenue attributed to uncompleted projects under contract will be realized or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

We have submitted claims to clients for work we performed beyond the scope of some of our contracts. If these clients do not approve these claims, our results of operations could be adversely impacted.

        We typically have pending claims submitted under some of our contracts for payment of work performed beyond the initial contractual requirements for which we have already recorded revenue. In general, we cannot guarantee that such claims will be approved in whole, in part or at all. If these claims are not approved, our revenue may be reduced in future periods.

In conducting our business, we depend on other contractors and subcontractors. If these parties fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected.

        We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized.

        We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.

Systems and information technology interruption could adversely impact our ability to operate.

        We rely heavily on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience occasional system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, could delay or prevent operations, and could adversely affect our operating results.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

        Our quarterly revenue, expenses and operating results may fluctuate significantly because of a number of factors, including:

•                  the spending cycle of our public sector clients;

•                  employee hiring and utilization rates;

•                  the number and significance of client engagements commenced and completed during a quarter;

•                  the ability of clients to terminate engagements without penalties;

•                  the ability of our project managers to accurately estimate the percentage of the project completed;

•                  delays incurred as a result of weather conditions;

•                  delays incurred in connection with an engagement;

•                  the size and scope of engagements;

•                  the timing of expenses incurred for corporate initiatives;

•                  the impairment of goodwill or other intangible assets; and

•                  general economic and political conditions.

        Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could cause the price of our common stock to fluctuate and decline.

Our charter documents contain provisions that may delay, defer or prevent a change of control.

        Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

•                  division of our Board of Directors into three classes, with each class serving a staggered three-year term;

•                  removal of directors for cause only;

•                  ability of the Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;

•                  two-thirds stockholder vote requirement to approve specified business combinations, which include a sale of substantially all of our assets;

•                  vesting of exclusive authority in the Board of Directors to determine the size of the board (subject to limited exceptions) and to fill vacancies;

•                  advance notice requirements for stockholder proposals and nominations for election to the Board of Directors; and

•                  prohibitions on our stockholders from acting by written consent and limitations on calling special meetings.

We do not expect to pay any cash dividends for the foreseeable future.

        We do not anticipate paying any cash dividends to our stockholders for the foreseeable future. Our credit facilities also restrict our ability to pay dividends. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose some or all of the amount of your investment. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

We will incur increased costs as a result of being a publicly-traded company.

        We have filed a registration statement with the U.S. Securities and Exchange Commission (SEC) for the initial public offering of our common stock and have received approval for the listing of such shares on the New York Stock Exchange (NYSE).  As a company with publicly-traded securities, we could incur significant legal, accounting and other expenses not presently incurred. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the SEC and the NYSE, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations will increase our legal and financial compliance costs.

If we do not timely satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the trading price of our common stock could be adversely affected.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also requires our independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls as of September 30, 2008. Our independent registered public accounting firm is also required to test, evaluate and report on management’s assessment of internal control. Any delays or difficulty in satisfying these requirements could cause some investors to lose confidence in, or otherwise be unable to rely on, the accuracy of our reported financial information, which could adversely affect the trading price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2007, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

i.                     we issued 1,046 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Stock Purchase Plan.

ii.                  we issued to our directors, officers, employees and consultants options to purchase 85,600 shares of common stock with an average exercise price of $13.65.

iii.               we issued to our directors, officers, employees and consultants 191,482 shares of common stock.

iv.              we issued 1,184 shares of our convertible preferred stock to our directors, officers and employees.

v.                 we issued 104,591 shares of our common stock units and 101 shares of our convertible preferred stock units pursuant to our Stock Purchase Plan.

     We issued the securities identified in paragraphs (i) – (v) above to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.  Other than option grants and exercises referenced in clause (ii), the transactions identified in paragraphs (i)-(v) predominantly relate to employee share purchases pursuant to bi-weekly payroll deductions under our 401(k) plan, sales under our non tax-qualified stock purchase plan deferrals in the United States and global stock plan purchases outside the United States.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 1, 2007, we held our annual meeting of stockholders for the following purposes:

(1)                  To elect Class II Directors;

(2)                  To ratify and approve the appointment of the firm of Ernst & Young LLP as our independent auditor for the fiscal year ending September 30, 2007; and

(3)                  To approve the AECOM Technology Corporation Stock Purchase Plan, a deferred compensation plan.

The votes cast in connection with such matters were as follows:

Election of Directors:

Name	For	Withheld
John M. Dionisio	52,794,534	247,130
Robert J. Lowe	52,839,764	201,900
William P. Rutledge	52,850,750	190,914

Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for Fiscal 2007:

For	Against	Abstain
52,743,240	167,278	4,615,444

To approve the AECOM Technology Corporation Stock Purchase Plan:

For	Against	Abstain
52,687,400	219,188	4,619,374

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on May 7, 2007.

AECOM TECHNOLOGY CORPORATION

By:	/s/ Michael S. Burke
Michael S. Burke
Executive Vice President, Chief Financial Officer and Chief Corporate Officer