Form 10-Q
period 2007-06-30
AECOM TECHNOLOGY CORP
filed 2007-08-09
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2007, 98,335,369 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

AECOM Technology Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2006	June 30, 2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,477	$303,601
Cash in consolidated joint ventures	9,393	39,472
Total cash and cash equivalents	127,870	343,073

Accounts receivable—net	913,178	1,051,414
Prepaid expenses and other current assets	52,827	80,016
TOTAL CURRENT ASSETS	1,093,875	1,474,503

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	85,201	122,439
Leasehold improvements	31,539	40,928
Total	116,740	163,367
Accumulated depreciation and amortization	(26,417)	(49,268)
PROPERTY AND EQUIPMENT—NET	90,323	114,099

DEFERRED INCOME TAXES—NET	98,449	103,524
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES	19,943	22,493
GOODWILL	466,508	548,243
INTANGIBLE AND OTHER ASSETS—NET	18,168	33,916
OTHER NON-CURRENT ASSETS	38,508	140,411

TOTAL ASSETS	$1,825,774	$2,437,189

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY

CURRENT LIABILITIES:
Short-term debt	$2,716	$2,316
Accounts payable	265,192	235,867
Accrued expenses and other current liabilities	365,548	430,723
Billings in excess of costs on uncompleted contracts	143,283	171,114
Income taxes payable	35,646	36,593
Deferred tax liability—net	12,824	11,784
Share purchase liability	55,394	—
Current portion of long-term debt	11,949	4,543
TOTAL CURRENT LIABILITIES	892,552	892,940

OTHER LONG-TERM LIABILITIES	112,970	185,903
LONG-TERM DEBT	122,790	56,623

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	18,701	17,818
REDEEMABLE COMMON AND PREFERRED STOCK AND STOCK UNITS	771,207	—
NOTES RECEIVABLE FROM STOCKHOLDERS	(36,552)	—
REDEEMABLE PREFERRED STOCK, Class F—47,000 and 0 authorized, issued and outstanding as of September 30, 2006 and June 30, 2007, respectively, $2,500 liquidation preference value	117,500	—
REDEEMABLE PREFERRED STOCK, Class G—47,000 and 0 authorized, issued and outstanding as of September 30, 2006 and June 30, 2007, respectively, $2,500 liquidation preference value	117,500	—

STOCKHOLDERS’ (DEFICIT) / EQUITY:
Convertible preferred stock—authorized, 7,799,780 shares; issued and outstanding 56,203 shares and 46,741 shares as of September 30, 2006 and June 30, 2007, respectively, $100 liquidation preference value	—	4,674
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 56.297 and 71.368 as of September 30, 2006 and June 30, 2007, respectively, no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5.427 and 5.736 as of September 30, 2006 and June 30, 2007, respectively, no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 34,183,074 and 98,204,106 shares as of September 30, 2006 and June 30, 2007, respectively	—	982
Additional paid-in capital	(254,225)	1,253,321
Accumulated other comprehensive loss	(36,669)	(20,373)
Retained earnings	—	45,301
TOTAL STOCKHOLDERS’ (DEFICIT) / EQUITY	(290,894)	1,283,905

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY	$1,825,774	$2,437,189

See accompanying Notes to Condensed Consolidated Financial Statements

AECOM Technology Corporation
Condensed Consolidated Statements of Income
(unaudited—in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenue	$911,486	$1,100,656	$2,517,213	$3,122,914
Cost of revenue	678,581	788,565	1,855,246	2,278,531
Gross profit	232,905	312,091	661,967	844,383

Equity in earnings of joint ventures	1,554	3,992	4,117	7,628
General and administrative expenses	209,340	270,401	591,161	738,376
Income from operations	25,119	45,682	74,923	113,635

Minority interest in share of earnings	3,022	3,824	8,503	9,058
Gain on the sale of equity investment	—	—	—	11,286
Interest expense — net	2,528	6,312	10,318	9,615
Income before income tax expense	19,569	35,546	56,102	106,248

Income tax expense	6,262	11,360	17,953	35,343
Net income	$13,307	$24,186	$38,149	$70,905

Net income allocation:
Preferred stock dividend	$78	$68	$2,125	$184
Net income available for common stockholders	13,229	24,118	36,024	70,721
Net income	$13,307	$24,186	$38,149	$70,905

Earnings per share:
Basic	$0.24	$0.30	$0.66	$1.09
Diluted	$0.18	$0.26	$0.55	$0.85

Weighted average common shares outstanding:
Basic	55,762	80,915	54,242	64,948
Diluted	73,882	92,037	69,804	83,013

Condensed Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Net income	$13,307	$24,186	$38,149	$70,905

Other comprehensive income:
Foreign currency translation adjustments	(372)	9,122	414	16,296
Comprehensive income	$12,935	$33,308	$38,563	$87,201

See accompanying Notes to Condensed Consolidated Financial Statements

AECOM Technology Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited—in thousands)

	Nine Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,149	$70,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,536	30,980
Equity in earnings of unconsolidated joint ventures	(4,117)	(7,628)
Distribution of earnings from unconsolidated joint ventures	6,904	6,284
Stock match and other non-cash stock compensation	10,076	19,648
Write-off of deferred financing costs and make-whole premium	2,100	3,166
Interest income on notes from stockholders	(1,576)	(754)
Foreign currency translation	(1,391)	5,110
Gain on sale of equity investment	—	(11,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(121,651)	(78,880)
Prepaid expenses and other assets	2,441	(46,285)
Accounts payable	47,973	(31,140)
Accrued expenses and other current liabilities	21,841	44,476
Billings in excess of costs on uncompleted contracts	20,153	22,126
Income taxes payable	5,471	(213)
Other long-term obligations	(716)	(6,170)
Net cash provided by operating activities	54,193	20,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(34,089)	(137,460)
Proceeds from the sale of equity investment	—	14,683
Net investments in unconsolidated joint ventures	2,310	(237)
Payments for capital expenditures	(21,542)	(32,941)
Proceeds on sale of property and equipment	20,959	—
Net cash used in investing activities	(32,362)	(155,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	253,284	55,726
Repayments of borrowings under long-term obligations	(297,989)	(133,611)
Proceeds from issuance of common stock and preferred stock	41,013	54,561
Proceeds from issuance of stock upon exercise of stock options	5,050	4,102
Net proceeds from the issuance of Class F and Class G preferred stock	232,120	—
Net proceeds from the issuance of common stock in initial public offering	—	469,378
Funding of stock purchase plan rabbi trust	—	(75,413)
Repurchase of Class D preferred stock	(116,486)	—
Repayment of notes receivable from stockholders	1,306	22,663
Payments to repurchase common stock and common stock units	(49,905)	(48,581)
Payments of dividends on convertible preferred stock	(1,900)	—
Net cash provided by financing activities	66,493	348,825

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26)	1,994

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,298	215,203
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,302	127,870
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,600	$343,073

See accompanying Notes to Condensed Consolidated Financial Statements

AECOM Technology Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements of AECOM Technology Corporation, or the Company, are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented.  All inter-company balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10 as filed with the Securities and Exchange Commission on July 3, 2007 for the fiscal year ended September 30, 2006.

The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

All share and per share amounts reflect, on a retroactive basis, the 2-for-1 stock split effected in the form of a 100% stock dividend wherein one additional share of stock was issued effective May 4, 2007 for each share outstanding as of the record date of May 4, 2007.

2.    Initial Public Offering

In May 2007, the Company completed the initial public offering of 40,422,500 shares of common stock, which included the exercise of the underwriters’ over-allotment option to purchase 5,272,500 shares, at $20.00 per share, before underwriting discounts and commissions.  Of the total shares sold in the offering, 15,261,203 were sold by stockholders of the Company.  Proceeds to AECOM, net of underwriting discounts, commissions, and other offering related costs were approximately $469,400,000, of which $75,400,000 was used to fund elections by employees to diversify their holdings in the Company’s stock purchase plan.  Proceeds to the selling stockholders, net of underwriting discounts and commissions, were approximately $286,500,000.  The Company’s common stock commenced trading on the New York Stock Exchange under the ticker symbol “ACM” on May 10, 2007.

Additionally, effective with the closing of the initial public offering, all of the Company’s redeemable common and preferred stock and stock units were converted into common stock and stock units.  The Company funded a rabbi trust for the deferred compensation obligations of the diversified stock purchase plan balances, and has recorded the assets within other non-current assets and the related liability within other long-term liabilities.  Prior to the initial public offering, redeemable common and preferred stock and stock units were classified outside permanent equity because redemption was not solely within the control of the Company.

3.   Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Total cash and cash equivalents includes cash in consolidated joint ventures.

4.   Accounts Receivable—Net

Net accounts receivable consisted of the following as of September 30, 2006 and June 30, 2007:

	September 30, 2006	June 30, 2007
	(in thousands)
Billed	$543,606	$609,467
Unbilled	372,034	445,818
Contract retentions	38,921	45,839
Total accounts receivable—gross	954,561	1,101,124
Allowance for doubtful accounts	(41,383)	(49,710)
Total accounts receivable—net	$913,178	$1,051,414

Billings in excess of costs on uncompleted contracts	$143,283	$171,114

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end.  Substantially all unbilled receivables as of September 30, 2006 and June 30, 2007 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of September 30, 2006 or June 30, 2007.

5.   Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting unit for the nine months ended June 30, 2007 were as follows:

	September 30, 2006	Post Acquisition Adjustments	Acquired	June 30, 2007
	(in thousands)
Professional Technical Services	$457,575	$464	$81,771	$539,810
Management Support Services	8,933	(500)	—	8,433
Total	$466,508	$(36)	$81,771	$548,243

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2006 and June 30, 2007 included in intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	September 30, 2006		June 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$16,687	$15,254	$28,776	$21,098
Customer Relationships	18,179	2,180	28,773	3,928
Trade-Names	899	163	1,773	380
Total	$35,765	$17,597	$59,322	$25,406

At the time of acquisition, the Company estimates the amount of the identifiable intangible assets acquired based upon historical valuations and the facts and circumstances available at the time.  The Company concludes the value of the identifiable intangible assets during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition.  However, based upon the date of acquisition, the purchase allocation period may cross into subsequent fiscal periods.

The following table presents estimated amortization expense for the remainder of fiscal 2007 and for the succeeding years:

Fiscal Year	(in thousands)
2007	$4,094
2008	7,354
2009	3,232
2010	3,222
2011	3,079
Thereafter	12,935
Total	$33,916

6.   Disclosures About Pension Benefit Obligations

The Company’s pension cost for the three and nine months ended June 30, 2006 and 2007 includes the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
U.S. Plans	2006	2007	2006	2007
	(in thousands)
Service costs	$765	$651	$2,295	$1,953
Interest cost on projected benefit obligation	1,678	1,876	5,034	5,629
Expected return on plan assets	(1,621)	(1,719)	(4,863)	(5,157)
Amortization of prior service costs	(290)	(289)	(870)	(867)
Amortization of net loss	1,433	982	4,299	2,946
Net periodic benefit cost	$1,965	$1,501	$5,895	$4,504

	Three Months Ended June 30,		Nine Months Ended June 30,
Non-U.S. Plans	2006	2007	2006	2007
	(in thousands)
Service costs	$ 1,316	$ 1,170	$ 3,948	$ 3,633
Interest cost on projected benefit obligation	3,812	4,499	11,436	13,160
Expected return on plan assets	(3,427)	(4,267)	(10,281)	(12,275)
Amortization of prior service costs	(220)	(101)	(660)	(624)
Amortization of net gain	1,459	979	4,377	2,897
Curtailment gain recognized	—	—	—	(2,646)
Net periodic benefit cost	$ 2,940	$ 2,280	$ 8,820	$ 4,145

The total amounts of employer contributions paid for the three and nine months ended June 30, 2007 were $2.5 and $2.6 million, respectively, for U.S. plans and $20.4 and $28.1 million, respectively for non-U.S. plans.  The expected remaining scheduled annual employer contributions for fiscal year September 30, 2007 are $0.6 million for U.S. plans and $4.0 million for non-U.S. plans.

7.   Reportable Segments

The Company’s operations are organized by two reportable segments: Professional Technical Services and Management Support Services.  This segmentation corresponds to how the Company manages its business as well as the underlying characteristics of its markets.

Management internally analyzes the results of the Company’s segments and operations using the non-GAAP measure of revenue, net of other direct costs which is a measure of work performed by the Company obtained by subtracting subcontractor fees and related costs from revenue.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Total
	(in thousands)
Three Months Ended June 30, 2006:
Revenue	$720,347	$190,695	$911,042
Revenue, net of other direct costs	465,143	26,417	491,560
Gross profit	225,293	10,323	235,616
Gross profit as a % of revenue	31.3%	5.4%	25.9%
Gross profit as a % of revenue, net of other direct costs	48.4%	39.1%	47.9%
Equity in earnings of joint ventures	560	994	1,554
General and administrative expenses	191,251	4,865	196,116
Segment income from operations	34,602	6,452	41,054

Three Months Ended June 30, 2007:
Revenue	$903,386	$196,307	$1,099,693
Revenue, net of other direct costs	611,800	31,140	642,940
Gross profit	302,434	11,738	314,172
Gross profit as a % of revenue	33.5%	6.0%	28.6%
Gross profit as a % of revenue, net of other direct costs	49.4%	37.7%	48.9%
Equity in earnings of joint ventures	830	2,928	3,758
General and administrative expenses	252,598	5,394	257,992
Segment income from operations	50,666	9,272	59,938
Segment assets	1,775,242	177,561	1,952,803

Reportable Segments:	Professional Technical Services	Management Support Services	Total
	(in thousands)
Nine Months Ended June 30, 2006:
Revenue	$2,039,968	$476,342	$2,516,310
Revenue, net of other direct costs	1,320,166	72,674	1,392,840
Gross profit	637,185	27,684	664,869
Gross profit as a % of revenue	31.2%	5.8%	26.4%
Gross profit as a % of revenue, net of other direct costs	48.3%	38.1%	47.7%
Equity in earnings of joint ventures	1,965	2,151	4,116
General and administrative expenses	550,796	13,175	563,971
Segment income from operations	88,354	16,660	105,014

Nine Months Ended June 30, 2007:
Revenue	$2,497,950	$621,478	$3,119,428
Revenue, net of other direct costs	1,653,559	79,850	1,733,409
Gross profit	815,663	32,697	848,360
Gross profit as a % of revenue	32.7%	5.3%	27.2%
Gross profit as a % of revenue, net of other direct costs	49.3%	40.9%	48.9%
Equity in earnings of joint ventures	1,845	6,668	8,513
General and administrative expenses	688,541	17,200	705,741
Segment income from operations	128,967	22,165	151,132
Segment assets	1,775,242	177,561	1,952,803

	Three Months Ended		Nine Months Ended
Reconciliations:	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands)
Revenue:
Revenue from reportable segments	$911,042	$1,099,693	$2,516,310	$3,119,428
Other revenue	444	963	903	3,486
Total consolidated revenue	$911,486	$1,100,656	$2,517,213	$3,122,914

Gross profit:
Gross profit from reportable segments	$235,616	$314,172	$664,869	$848,360
Other	(2,711)	(2,081)	(2,902)	(3,977)
Total consolidated gross profit	$232,905	$312,091	$661,967	$844,383

Equity in earnings of joint ventures:
Equity in earnings of joint ventures from reportable segments	$1,554	$3,758	$4,116	$8,513
Other equity in earnings of joint ventures	—	234	1	(885)
Total consolidated equity in earnings of joint ventures	$1,554	$3,992	$4,117	$7,628

General and administrative expenses:
General and administrative expenses of reportable segments	$196,116	$257,992	$563,971	$705,741
Unallocated corporate general and administrative expense	13,224	12,409	27,190	32,635
Total general and administrative expense	$209,340	$270,401	$591,161	$738,376

Income from operations:
Segment income from operations	$41,054	$59,938	$105,014	$151,132
Loss from operations not allocated to reportable segments	(15,935)	(14,256)	(30,091)	(37,497)
Total consolidated income from operations	$25,119	$45,682	$74,923	$113,635

Segment assets:
Total assets of reportable segments				$1,952,803
Other assets not allocated to reportable segments and eliminations				484,386
Total assets				$2,437,189

8.   Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 will be effective for the Company’s fiscal year ending September 30, 2009.  The Company is currently evaluating the potential impact of the provisions of SFAS 159 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  SFAS 158 requires employers to fully recognize the obligations associated with defined benefit pension plans in their financial statements.  The Company will be required to initially recognize such obligations and apply the disclosure requirements as of the end of current fiscal year ending September 30, 2007.  Additionally, the Company will be required to measure such obligations as of the end of its fiscal year, rather than up to three months earlier as had been previously permitted, effective in its fiscal year ending September 30, 2009.  The Company is currently evaluating the impact of the provisions of SFAS 158 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for the Company’s fiscal year ending September 30, 2009.  The Company is currently evaluating the potential impact of the provisions of SFAS 157 on its results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  FIN 48 prescribes that a company should use a “more-likely-than-not” recognition threshold for such income taxes based on the technical merits of the tax position taken.  Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions.  FIN 48 becomes effective for the Company in the period beginning October 1, 2007.  The Company is in the process of determining the effect of the adoption of FIN 48 on its results of operations and financial position.

9.   Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that requires the Company to expense the value of employee stock options and similar awards.  Under SFAS 123R, share-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

SFAS 123R became effective for the Company on October 1, 2006.  Upon adoption of SFAS 123R, the Company implemented the prospective transition method.  Under this method, prior periods were not restated to reflect the impact of SFAS 123R.  SFAS 123R requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period.  SFAS 123R also requires that cash flows resulting from tax benefits realized from stock option exercises or stock vesting events in excess of tax benefits recognized from stock-based compensation expenses be classified as cash flows from financing activities instead of cash flows from operating activities for awards subject to SFAS 123R.

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

Under the prospective transition method, the Company continues to account for options granted prior to October 1, 2006 under the provisions of APB Opinion No. 25 to the extent vested.  Since stock options had an exercise price equal to the fair value of the underlying common stock on the date of grant, no compensation expense will be recognized for options granted prior to October 1, 2006 unless modifications are made to those options.  Prior to the adoption of SFAS 123R, the fair value of stock options used to disclose pro forma net income and earnings per share disclosures was the estimated value using the minimum value method as allowed for non-public companies.  The adoption of SFAS 123R did not have a material effect on the Company’s results of operations, financial position, or cash flows.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of awards granted represents the period of time the awards are expected to be outstanding.  As the Company’s common stock was not publicly-traded when options were granted, expected volatility was based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies.  The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.  The Company uses historical data as a basis to estimate forfeitures.

The fair value of options granted during the three and nine months ended June 30, 2007 was determined using the following weighted average assumptions:

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Dividend yield	—	—
Expected volatility	25%	25%
Risk-free interest rate	4.6%	4.6%
Term (in years)	7	7

Under SFAS 123R, the Company’s net income for the three and nine months ended June 30, 2007 was $0.2 million and $0.5 million, respectively, lower than under the Company’s previous accounting method, as a result of recognizing as expense the fair value of stock options.

Stock option activity for the nine months ended June 30, 2007 was as follows:

	Shares of stock under options	Weighted average exercise price	Aggregate intrinsic value
			(in thousands)

Outstanding at September 30, 2006	8,928,640	$8.42	$75,213
Options granted	675,565	14.79	9,994
Options forfeited or expired	(27,466)	13.68	(376)
Options exercised	(1,367,303)	7.81	(10,683)
Outstanding at June 30, 2007	8,209,436	9.03	$74,148

Vested and expected to vest in the future as of June 30, 2007	8,196,405	$9.02	$73,953

The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2007 was $5.76.

10.   Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands, except per share data)
Numerator for basic earnings per share:
Net income	$13,307	$24,186	$38,149	$70,905
Preferred stock dividends	78	68	2,125	184
Net income available for common stockholders	$13,229	$24,118	$36,024	$70,721

Denominator for basic earnings per share	55,762	80,915	54,242	64,948
Potential common shares:
Preferred stock, Class D	—	—	4,221	—
Preferred stock, Class F and G	15,562	7,829	8,591	15,108
Stock options	2,126	2,988	2,159	2,562
Preferred stock, other	432	305	434	395
Stock warrants	—	—	157	—
Denominator for diluted earnings per share	73,882	92,037	69,804	83,013

Earnings per share:
Basic	$0.24	$0.30	$0.66	$1.09
Diluted	$0.18	$0.26	$0.55	$0.85

For the three and nine months ended June 30, 2006 and 2007, no stock options were excluded from the calculation or were considered anti-dilutive.

11.   Stock Plans

Prior to our initial public offering of common stock, shares held by previous employees were repurchased by the Company.  During the nine months ended June 30, 2007, the Company’s Global Stock Program, or GSP, sold to the Company 1.5 million shares for $21.5 million as compared to 1.6 million for $20.0 million during the nine months ended June 30, 2006.  During the nine months ended June 30, 2007, the Company’s Stock Purchase Plan, or SPP, sold to the Company 0.7 million shares for $10.1 million as compared to 0.6 million shares for $8.3 million during the nine months ended June 30, 2006.  During the nine months ended June 30, 2007, direct shareholders sold to the Company 1.1 million shares for $16.2 million as compared to 1.3 million shares for $17.6 million during the nine months ended June 30, 2006.

12.   Commitments and Contingencies

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

At June 30, 2007, the Company was contingently liable in the amount of approximately $49.1 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

Under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will generally be required to complete those activities.  The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments.  The Company is a partner in certain joint ventures where the joint venture has contracted with subconsultants for certain specialized professional services.  The joint venture, or the Company to the extent that the joint venture partner(s) are unable to fulfill their responsibilities, is liable to the third-party customer for performance of the sub-consultant and would be liable to the sub-consultant if the third-party customer fails to make payments due the joint venture for sub-consultant services.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance.  These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management.  Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements.  Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government, our ability to successfully manage our joint ventures, the risk of employee misconduct or our failure to comply with laws and regulations, our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business, our ability to attract and retain key technical and management personnel, our ability to complete our backlog of uncompleted projects as currently projected, our liquidity and capital resources and changes in regulations or legislation that could affect us.  Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.  In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, please review “Part II, Item 1A — Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and more than 31,000 employees and staff employed in the field on a project-by-project basis.

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

Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in major end markets such as transportation, facilities and environmental markets.  PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs.  As a percentage of PTS revenue, our other direct costs, including subcontractor and consultant costs, typically range from 30% to 38%.  Our gross margin as a percentage of PTS revenue typically ranges from 30% to 35%, depending on the nature and scope of the underlying projects.

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

In summary, our revenue is dependent on our ability to attract qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, renew existing client agreements and provide outstanding services.  Moreover, as a professional services company, the quality of the work generated by our employees is integral to our generation of revenue and profits.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Year Ended September 30,					Nine Months Ended June 30,
	2002	2003	2004	2005	2006	2006	2007
	(in millions)
Other Financial Data:
Revenue	$1,747	$1,915	$2,012	$2,395	$3,421	$2,517	$3,123
Other direct costs	671	725	776	933	1,521	1,123	1,387
Revenue, net of other direct costs	1,076	1,190	1,236	1,462	1,900	1,394	1,736
Cost of revenue, net of other direct costs	598	656	667	785	994	732	892
Gross profit	478	534	569	677	906	662	844
Equity in earnings of joint ventures	1	2	3	2	7	4	8
Amortization expense of acquired intangible assets	—	—	—	3	15	11	8
Other general and administrative expenses	430	467	485	578	795	580	730
General and administrative expenses	430	467	485	581	810	591	738
Income from operations	$49	$69	$87	$98	$103	$75	$114

Reconciliation of Cost of Revenue:
Other direct costs	$671	$725	$776	$933	$1,521	$1,123	$1,387
Cost of revenue, net of other direct costs	598	656	667	785	994	732	892
Cost of revenue	$1,269	$1,381	$1,443	$1,718	$2,515	$1,855	$2,279

Results of Operations

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30	June 30	Change		June 30	June 30	Change
	2006	2007	$	%	2006	2007	$	%
	(in thousands)
Revenue	$911,486	$1,100,656	$189,170	20.8%	$2,517,213	$3,122,914	$605,701	24.1%
Other direct costs	419,482	456,965	37,483	8.9	1,123,470	1,386,608	263,138	23.4
Revenue, net of other direct costs	492,004	643,691	151,687	30.8	1,393,743	1,736,306	342,563	24.6
Cost of revenue, net of other direct costs	259,099	331,600	72,501	28.0	731,776	891,923	160,147	21.9
Gross profit	232,905	312,091	79,186	34.0	661,967	844,383	182,416	27.6
Equity in earnings of joint ventures	1,554	3,992	2,438	156.9	4,117	7,628	3,511	85.3
General and administrative expenses	209,340	270,401	61,061	29.2	591,161	738,376	147,215	24.9
Income from operations	25,119	45,682	20,563	81.9	74,923	113,635	38,712	51.7
Minority interest in share of earnings	3,022	3,824	802	26.5	8,503	9,058	555	6.5
Gain on sale of equity investment	—	—	—	0.0	—	11,286	11,286	—
Interest expense, net	2,528	6,312	3,784	149.7	10,318	9,615	(703)	(6.8)
Income before income tax expense	19,569	35,546	15,977	81.6	56,102	106,248	50,146	89.4
Income tax expense	6,262	11,360	5,098	81.4	17,953	35,343	17,390	96.9
Net income	$13,307	$24,186	$10,879	81.8%	$38,149	$70,905	$32,756	85.9%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	52.7%	51.5%	52.5%	51.4%
Gross profit	47.3%	48.5%	47.5%	48.6%
Equity in earnings of joint ventures	0.3%	0.6%	0.3%	0.4%
General and administrative expense	42.5%	42.0%	42.4%	42.5%
Income from operations	5.1%	7.1%	5.4%	6.5%
Minority interest in share of earnings	0.6%	0.6%	0.6%	0.5%
Gain on sale of equity investment	—	—	—	0.7%
Interest expense — net	0.5%	1.0%	0.7%	0.6%
Income before income tax expense	4.0%	5.5%	4.1%	6.1%
Income tax expense	1.3%	1.8%	1.3%	2.0%
Net income	2.7%	3.7%	2.8%	4.1%

Revenue

Our revenue for the three months ended June 30, 2007 increased $189.2 million, or 20.8%, to $1.1 billion as compared to $911.5 million for the corresponding period last year.  Of this increase, $91.7 million, or 48.5%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $97.5 million, or 10.7%.  This increase was primarily attributable to increased spending for infrastructure development in Australia, Canada, and the United Arab Emirates as a result of continued economic growth in these regions, higher volume of work performed for clients in the building and transportation sectors of our operations in the United Kingdom, and an increase in design/build services performed in the United States.  Increased demand in these markets was partially offset by a decline in revenue from contracts we hold with the Federal Emergency Management Agency (“FEMA”) as a result of a decrease in hurricane recovery activities in the Gulf Coast region.

Our revenue for the nine months ended June 30, 2007 increased $605.7 million, or 24.1%, to $3.1 billion as compared to $2.5 billion for the corresponding period last year.  Of this increase, $202.3 million, or 33.4%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $403.4 million, or 16.0%.  In addition to the growth factors mentioned above, this increase was also attributable to a higher volume of task orders received associated with U.S. government activity in Kuwait, partially offset by the reduction in emergency / disaster events that trigger task orders under our FEMA emergency response program in the first two fiscal quarters.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs for the three months ended June 30, 2007 increased $151.7 million, or 30.8%, to $643.7 million as compared to $492.0 million in the corresponding period last year.  Of this increase, $73.5 million, or 48.5%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $78.2 million, or 15.9%.  This increase was primarily attributable to the revenue growth factors noted above.

Our revenue, net of other direct costs for the nine months ended June 30, 2007, increased $342.6 million, or 24.6%, to $1.7 billion as compared to $1.4 billion in the corresponding period last year.  Of this increase, $160.3 million, or 46.8%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $182.3 million, or 13.1%.  This increase was primarily attributable to the revenue growth factors mentioned above.

Cost of Revenue, Net of Other Direct Costs

For the three months ended June 30, 2007, our cost of revenue, net of other direct costs increased $72.5 million, or 28.0%, to $331.6 million as compared to $259.1 million in the corresponding period last year.  Of this increase, $33.4 million, or 46.0%, was incurred by acquired companies.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased $39.1 million, or 15.1%.  Included in cost of revenue, net of other direct costs is stock match expense of $3.6 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively.  Most of our cost of revenue, net of other direct costs is attributable to employee related costs.

For the three months ended June 30, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.5% as compared to 52.7% in the corresponding period last year.

For the nine months ended June 30, 2007, our cost of revenue, net of other direct costs increased $160.1 million, or 21.9%, to $891.9 million as compared to $731.8 million in the corresponding period last year.  Of this increase, $74.7 million, or 46.6% was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased $85.5 million, or 11.7%.  Included in cost of revenue, net of other direct costs is stock match expense of $8.9 million and $7.5 million for the nine months ended June 30, 2007 and June 30, 2006, respectively.  For the nine months ended June 30, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.4% as compared to 52.5% in the corresponding period last year.

Gross Profit

Our gross profit for the three months ended June 30, 2007 increased $79.2 million, or 34.0%, to $312.1 million as compared to $232.9 million in the corresponding period last year.  Of this increase, gross profit provided by companies acquired in the past 12 months was $40.2 million, or 50.7%.  Excluding gross profit provided by acquired companies, gross profit increased $39.0 million, or 16.8%.  The increase was primarily attributable to improved project performance.  For the three months ended June 30, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 48.5% as compared to 47.3% in the corresponding period last year.

Our gross profit for the nine months ended June 30, 2007, increased $182.4 million, or 27.6%, to $844.4 million as compared to $662.0 million in the corresponding period last year.  Of this increase, gross profit provided by companies acquired in the past 12 months was $85.6 million, or 46.9%.  Excluding gross profit provided by acquired companies, gross profit increased $96.8 million, or 14.6%.  This increase was primarily attributable to the factors mentioned above.  For the nine months ended June 30, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 48.6% as compared to 47.5% in the corresponding period last year.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2007 increased $2.4 million, or 157%, to $4.0 million as compared to $1.6 million in the corresponding period last year.  The increase was primarily attributable to our participation in a joint venture at the Department of Energy’s Nevada Test Site that commenced in the fourth quarter of fiscal 2006.

Our equity in earnings of joint ventures for the nine months ended June 30, 2007 increased $3.5 million, or 85.3%, to $7.6 million as compared to $4.1 million in the corresponding period last year.  The increase was primarily attributable to the factor mentioned above.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2007 increased $61.1 million, or 29.2%, to $270.4 million as compared to $209.3 million in the corresponding period last year. Of this increase, $34.4 million, or 56.4%, was incurred by acquired companies.  Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $26.6  million, or 12.7%.  The increase was primarily attributable to growth in revenue noted above, increased headcount associated with acquired companies, continued investments throughout the organization to support strategic initiatives and expenses incurred related to our becoming a public reporting company, including compliance efforts related to the requirements of the Sarbanes-Oxley Act of 2002.  For the three months ended June 30, 2007, general and administrative expenses, as a percentage of revenue, net of other direct costs was 42.0% as compared to 42.5% in the corresponding period last year.  Included in general and administrative expenses is amortization expense of acquired intangible assets of $1.6 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively.  Included in general and administrative expenses is stock match expense of $1.2 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

Our general and administrative expenses for the nine months ended June 30, 2007 increased $147.2 million, or 24.9%, to $738.4 million as compared to $591.2 million in the corresponding period last year. Of this increase, $77.1 million, or 52.4%, was incurred by acquired companies.  Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $70.1  million, or 11.9%.  The increase was primarily attributable to the factors mentioned above.  For the nine months ended June 30, 2007, general and administrative expenses, as a percentage of revenue, net of other direct costs was 42.5% as compared to 42.4% in the corresponding period last year.  Included in general and administrative expenses is amortization expense of acquired intangible assets of $7.9 million and $10.7 million for the nine months ended June 30, 2007 and 2006, respectively.  Also included in general and administrative expenses is stock match expense of $3.0 million and $2.6 million for the nine months ended June 30, 2007 and 2006, respectively.

Gain on Sale of Equity Investment

During the nine months ended June 30, 2007, we sold our minority interest in an equity investment in the U.K. for 7.5 million GBP, or approximately $14.7 million.  Related to this sale, we recorded a gain on the sale of $11.3 million.

Interest Expense — Net

Our net interest expense for the three months ended June 30, 2007 increased $3.8 million, or 150%, to $6.3 million as compared to $2.5 million in the corresponding period last year.  This increase was primarily attributable to make-whole premiums incurred upon the early repayment of $60.5 million in fixed rate senior notes with proceeds from our initial public offering completed in May 2007.

Our net interest expense for the nine months ended June 30, 2007 decreased $0.7 million, or 6.8%, to $9.6 million as compared to $10.3 million in the corresponding period last year.  This decrease was primarily attributable to lower borrowings in the nine months ending June 30, 2007 as compared to the corresponding period in the prior year, partially offset by the make-whole premiums mentioned above.

Income Tax Expense

The effective tax rate for the three and nine months ending June 30, 2007 was 32.0% and 33.3% as compared to 32.0% and 32.0% for the three and nine months ended June 30, 2006.

Net Income

The factors described above resulted in our net income of $24.2 million for the three months ended June 30, 2007 an increase of 81.8% from $13.3 million in the corresponding period last year, and net income of $70.9 million for the nine months ended June 30, 2007 an increase of 85.9% from $38.1 million in the corresponding period last year.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
Revenue	$720,347	$903,386	$183,039	25.4%	$2,039,968	$2,497,950	$457,982	22.5%
Other direct costs	255,204	291,586	36,382	14.3	719,802	844,391	124,589	17.3
Revenue, net of other direct costs	465,143	611,800	146,657	31.5	1,320,166	1,653,559	333,393	25.3
Cost of revenue, net of other direct costs	239,850	309,366	69,516	29.0	682,981	837,896	154,915	22.7
Gross profit	$225,293	$302,434	$77,141	34.2	$637,185	$815,663	$178,478	28.0

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	51.6	50.6	51.7	50.7
Gross profit	48.4%	49.4%	48.3%	49.3%

Revenue

PTS’ revenue for the three months ended June 30, 2007 increased $183.1 million, or 25.4%, to $903.4 million as compared to $720.3 million in the corresponding period last year.  Of this increase, $91.7 million, or 50.1%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $91.3 million, or 12.7%.  This increase was primarily attributable to increased government and private sector spending for infrastructure development in Australia, Canada, and the United Arab Emirates as a result of continued economic growth, an increase in our building and transportation business in the U.K., and higher volumes of design/build services in the United States.  These increases were partially offset by a decline in task orders received from FEMA as result of decreased hurricane recovery activities in the Gulf Coast region.

PTS’ revenue for the nine months ended June 30, 2007 increased $458.0 million, or 22.5%, to $2.5 billion as compared to $2.0 billion in the corresponding period last year.  Of this increase, $202.3 million, or 44.2%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $255.7 million, or 12.5%.  This increase was primarily attributable to the factors mentioned above.

Revenue, Net of Other Direct Costs

PTS’ revenue, net of other direct costs for the three months ended June 30, 2007 increased $146.7 million, or 31.5%, to $611.8 million as compared to $465.1 million in the corresponding period last year.  Of this increase, $73.5 million, or 50.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $73.1 million, or 15.7%.  This increase was primarily attributable to the factors mentioned above.

PTS’ revenue, net of other direct costs for the nine months ended June 30, 2007 increased $333.4 million, or 25.3%, to $1.7 billion as compared to $1.3 billion in the corresponding period last year.  Of this increase, $160.3 million, or 48.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $173.1 million, or 13.1%.  This increase was primarily attributable to the factors mentioned above.

Cost of Revenue, Net of Other Direct Costs

For the three months ended June 30, 2007, PTS’ cost of revenue, net of other direct costs increased $69.5 million, or 29.0%, to $309.4 million as compared to $239.9 million in the corresponding period last year.  Of this increase, $33.4 million, or 48.0%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased by $36.2 million, or 15.1%.  For the three months ended June 30, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 50.6% as compared to 51.6% in the corresponding period last year.

For the nine months ended June 30, 2007, PTS’ cost of revenue, net of other direct costs increased $154.9 million, or 22.7%, to $837.9 million as compared to $683.0 million in the corresponding period last year.  Of this increase, $74.7 million, or 48.2%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased by $80.2 million, or 11.7%.  For the nine months ended June 30, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 50.7% as compared to 51.7% in the corresponding period last year.

Gross Profit

PTS’ gross profit for the three months ended June 30, 2007 increased $77.1 million, or 34.2%, to $302.4 million as compared to $225.3 million in the corresponding period last year.  Of this increase, $40.2 million, or 52.1%, was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $37.0 million, or 16.4%.  The increase was primarily attributable to improved project performance.  For the three months ended June 30, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 49.4% as compared to 48.4% in the corresponding period last year.

PTS’ gross profit for the nine months ended June 30, 2007 increased $178.5 million, or 28.0%, to $815.7 million as compared to $637.2 million in the corresponding period last year.  Of this increase, $85.6 million, or 48.0% was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $92.9 million, or 14.6%.  The increases were primarily attributable to the factor mentioned above.  For the nine months ended June 30, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 49.3% as compared to 48.3% in the corresponding period last year.

Equity in Earnings of Joint Ventures

PTS’ equity in earnings of joint ventures for the three months ended June 30, 2007 increased $0.2 million, or 48.2%, to $0.8 million as compared to $0.6 million in the corresponding period last year.

PTS’ equity in earnings of joint ventures for the nine months ended June 30, 2007 decreased $0.2 million, or 6.1%, to $1.8 million as compared to $2.0 million for the corresponding period last year.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
Revenue	$190,695	$196,307	$5,612	2.9%	$476,342	$621,478	$145,136	30.5%
Other direct costs	164,278	165,167	889	0.5	403,668	541,628	137,960	34.2
Revenue, net of other direct costs	26,417	31,140	4,723	17.9	72,674	79,850	7,176	9.9
Cost of revenue, net of other direct costs	16,094	19,402	3,308	20.6	44,990	47,153	2,163	4.8
Gross profit	$10,323	$11,738	$1,415	13.7%	$27,684	$32,697	$5,013	18.1%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	60.9	62.3	61.9	59.1
Gross profit	39.1%	37.7%	38.1%	40.9%

Revenue

MSS’ revenue for the three months ended June 30, 2007, increased $5.6 million, or 2.9%, to $196.3 million as compared to $190.7 million in the corresponding period last year.

MSS’ revenue for the nine months ended June 30, 2007, increased $145.2 million, or 30.5%, to $621.5 million as compared to $476.3 million in the corresponding period last year.  This increase was primarily attributable to a higher volume of task orders received related to U.S. government activities in Kuwait.

Revenue, Net of Other Direct Costs

MSS’ revenue, net of other direct costs for the three months June 30, 2007 increased $4.7 million, or 17.9%, to $31.1 million as compared to $26.4 million in the corresponding period last year.  The increase was primarily attributable to an increase in Company personnel associated with task orders received related to U.S. government activities in Kuwait.

MSS’ revenue, net of other direct costs for the nine months ended June 30, 2007 increased $7.2 million, or 9.9%, to $79.9 million as compared to $72.7 million in the corresponding period last year.  The increase was primarily attributable to the factor mentioned above.

Cost of Revenue, Net of Other Direct Costs

MSS’ cost of revenue, net of other direct costs for the three months ended June 30, 2007, increased $3.3 million, or 20.6%, to $19.4 million as compared to $16.1 million in the corresponding period last year.  For the three months ended June 20, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 62.3% as compared to 60.9% in the corresponding period last year.

MSS’ cost of revenue, net of other direct costs for the nine months ended June 30, 2007, increased $2.2 million, or 4.8%, to $47.2 million as compared to $45.0 million in the corresponding period last year.  For the nine months ended June 30, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 59.1% as compared to 61.9% in the corresponding period last year.

Gross Profit

MSS’ gross profit for the three months ended June 30, 2007, increased $1.4 million, or 13.7%, to $11.7 million as compared to $10.3 million in the corresponding period last year.  For the three months ended June 30, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 37.7% as compared to 39.1% in the corresponding period last year.

MSS’ gross profit for the nine months ended June 30, 2007 increased $5.0 million, or 18.1%, to $32.7 million as compared to $27.7 million in the corresponding period last year.  For the nine months ended June 30, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 40.9% as compared to 38.1% in the corresponding period last year.

Equity in Earnings of Joint Ventures

MSS’ equity in earnings of joint ventures for the three months ended June 30, 2007 increased $1.9 million, or 195%, to $2.9 million as compared to $1.0 million in the corresponding period last year, primarily due to our participation in the Nevada Test Site project.

MSS’ equity in earnings of joint ventures for the nine months ended June 30, 2007 increased $4.5 million, or 210%, to $6.7 million as compared to $2.2 million in the corresponding period last year, again related to our participation in the Nevada Test Site project.

Seasonality

We experience seasonal trends in our business.  Our revenue is typically lower in the first quarter of our fiscal year, primarily due to lower utilization rates attributable to holidays recognized around the world. Our revenue is typically higher in the last half of the year.  Many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available.  In addition, we find that the U.S. Federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30.  Further, our construction management revenue typically increases during the high construction season of the summer months.  For these reasons, coupled with the number and significance of client contracts commenced and completed during a period, as well as the time of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flow from operations, proceeds from sales of stock (both to employees and to institutional investors) and borrowings under debt facilities to satisfy our working capital requirements as well as to fund share repurchases and mergers and acquisitions.  In May 2007, we completed the initial public offering of 40,422,500 shares of our common stock, which includes the exercise of the underwriters’ over-allotment option to purchase 5,272,500 shares, at $20.00 per share.  Of the total shares sold in the offering, 15,261,203 were sold by stockholders of the Company.  Proceeds to AECOM, net of underwriting discounts, commissions, and other offering related costs were approximately $469,400,000, of which $75,400,000 was used to fund elections by employees to diversify their holdings in the Company’s stock purchase plan.

Our principal source of liquidity is cash flows from operations, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We anticipate that our operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

At June 30, 2007, cash and cash equivalents were $343.1 million, an increase of $215.2 million, or 168%, from $127.9 at September 30, 2006.  This increase was primarily attributable to the initial public offering of common stock, partially offset by cash consideration paid in mergers and acquisitions.

Net cash provided by operating activities was $20.3 million for the nine months ended June 30, 2007, a decrease of $33.9 million from the net provided by operating activities of $54.2 million for the nine months ended June 30, 2006.  The decrease was primarily attributable to increased rate of payments of accounts payable partially offset by increased net income.

Net cash used in investing activities was $156.0 million for the nine months ended June 30, 2007, an increase of $123.6 million from the net cash used in investing activities of $32.4 million in the nine months ended June 30, 2006.  For the nine months ended June 30, 2007, net cash used in business combinations was $137.5 million as compared to $34.1 million used in business combinations for the comparable period last year, a result of various acquisitions, including Hayes, Seay, Mattern, & Mattern, Inc., STS Consultants, Ltd., Retec Holdings, Inc., and HLA Envirosciences.

Net cash provided by financing activities was $348.8 million for the nine months ended June 30, 2007, an increase of $282.3 million from cash provided by financing activities of $66.5 million in the comparable period last year, primarily a result of net proceeds from our initial public offering of common stock of $469.4 million, partially offset by $75.4 million used to fund the Company’s obligations related to amounts diversified (i.e. moved from investment in AECOM stock to other non-AECOM stock investment options) under the stock purchase plan in connection with the May 2007 initial public offering, and repayment of debt of $133.6 million.

Working Capital

Working capital, or current assets less current liabilities, increased $380.3 million, or 189%, to $581.6 million at June 30, 2007 from $201.3 million at September 30, 2006 primarily as a result of our initial public offering of common stock and newly acquired companies.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $110.4 million, or 14.3%, to $880.3 million at June 30, 2007 from $769.9 million at September 30, 2006.  For the same period, annualized revenue increased at a notably higher level of $757 million, or 20.7%, from $3.6 billion to $4.4 billion.

Because our revenue depends to a great extent on billable labor hours, most of our charges are invoiced following the end of the month in which the hours were worked, the majority usually within 15 days.  Other direct costs are normally billed along with labor hours.  However, as opposed to salary costs, which are generally paid on either a bi-weekly or monthly basis, other direct costs are generally not paid until we receive payment (in some cases in the form of advances) from our customers.

Borrowings and Lines of Credit

At September 30, 2006 and June 30, 2007, our long-term debt consisted of the following:

	September 30, 2006	June 30, 2007
	(in thousands)
Amended and Restated Credit Agreement	$—	$—
Term Credit Agreement	65,000	48,289
Senior Notes	68,810	8,334
Short-term debt	2,716	2,316
Other debt	929	4,543
Total long-term debt	137,455	63,482
Less: Current portion of long-term debt	(14,665)	(6,859)
Long-term debt, less current portion	$122,790	$56,623

Amended and Restated Credit Agreement

We have an unsecured senior credit agreement with a syndicate of banks to support our working capital needs, which expires March 31, 2011.  The facility consists of a revolving line of credit in the amount of $300.0 million, which includes a sub-limit for standby letters of credit of $50.0 million.  We may borrow, at our option, at either (a) a base rate (the greater of the Federal Funds rate plus 0.50% or the bank’s reference rate) plus a margin which ranges from 0.00% to 0.25%, or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.75% to 1.75%, depending on our leverage ratio.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.175% to 0.375% on any unused commitment.  Borrowings under the credit facility are limited by certain affirmative and negative financial covenants, which include maximum leverage restrictions, minimum fixed charge coverage and minimum net worth maintenance.  At September 30, 2006 and June 30, 2007, there were $0.0 million in borrowings under the credit facility.  At September 30, 2006 and June 30, 2007, outstanding standby letters of credit totaled $23.1 million and $24.3 million, respectively.  At June 30, 2007, we had $275.7 million available for borrowing under the credit facility as compared to $276.9 million at September 30, 2006.

Term Credit Agreement

On September 22, 2006, certain of our wholly-owned subsidiaries closed an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations to the United States under favorable tax terms.  The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain more favorable pricing and other terms, we also provided a parent company guarantee.  The terms and conditions of this agreement are substantially similar to those contained in our senior unsecured credit facility.  Principal payments began in the quarter ended June 30, 2007.  At June 30, 2007, borrowings under this term credit agreement totaled $48.3 million.

Senior Notes

June 2008 Notes:   On June 9, 1998, we issued $60.0 million of 6.93% senior notes due June 9, 2008.  The June 2008 Notes are unsecured and have an average life of seven years.  The annual principal payments of $8.6 million began June 9, 2002.  These notes were repaid in full in the quarter ended June 30, 2007.

October 2008 Notes:   On September 9, 2002, we issued $25.0 million of 6.23% senior notes due October 15, 2008.  The October 2008 Notes are unsecured and have an average life of five years.  The annual principal payments of $8.3 million were scheduled to begin October 15, 2006; however, we elected to pre-pay the first principal payment in September 2006.  All but $8.3 million of the remaining principal balances of these notes were repaid in the quarter ended June 30, 2007.

April 2012 Notes:   On April 14, 2000, we issued $35.0 million of 8.38% senior notes due April 14, 2012.  The April 2012 Notes were unsecured and have an average life of 10 years.  These notes were repaid in full in the quarter ended June 30, 2007.

The senior notes require interest to be paid either quarterly or semi-annually in arrears.  The senior notes are also limited by certain affirmative and negative financial covenants, which include maximum leverage restrictions, minimum fixed charge coverage, minimum interest charge coverage and minimum net worth maintenance.

Bank Overdrafts and Other Debt

At June 30, 2007, we had five non-U.S. credit facilities used to cover periodic overdrafts and to issue letters of credit in the aggregate amount of $84 million.

Further, at June 30, 2007, we had outstanding promissory notes of $0.7 million to former shareholders of Oscar Faber, predecessor to Faber Maunsell.  These promissory notes have maturities ranging through April 2010.

Preferred Stock

In February 2006, we closed a $235.0 million private placement of our Class F and Class G convertible preferred stock.  In connection with the private placement, we redeemed all outstanding shares of our Class D convertible preferred stock and repurchased associated warrants to purchase common stock.  Approximately $114.7 million of the $232.1 million in net proceeds was used to repay indebtedness under our senior credit facility and approximately $116.5 million was used to redeem the Class D preferred and associated warrants.  The Class F and Class G convertible preferred stock automatically converted to common stock upon the closing of our initial public offering of our common stock in May 2007.

Commitments and Contingencies

Other than normal property and equipment additions and replacements, expenditures to further the implementation of our enterprise resource planning system, commitments under our incentive compensation programs, repurchases of shares of our common stock, and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned, except as described below.  However, if we acquire any additional businesses in the future or embark on other capital-intensive initiatives, additional working capital may be required.

As of June 30, 2007, there was approximately $49.1 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 will be effective for fiscal year ending September 30, 2009.  We are currently evaluating the potential impact of the provisions of SFAS 159 on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  SFAS 158 requires employers to fully recognize the obligations associated with defined benefit pension plans in their financial statements.  We will be required to recognize such obligations as of September 30, 2007.  Additionally, we will be required to measure such obligations as of the end of our current fiscal year, rather than up to three months earlier as had been previously permitted, effective in our fiscal year ending September 30, 2009.  We are currently evaluating the potential impact of the provisions of SFAS 158 on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for us in our fiscal year beginning October 1, 2008.  We are currently evaluating the potential impact of the provisions of SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 “ (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  FIN 48 prescribes that a company should use a “more-likely-than-not” recognition threshold based on the technical merits of the tax position taken.  Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions.  FIN 48 will be effective for us in the period beginning October 1, 2007.  We are currently in the process of determining the effect of the adoption of FIN 48 on our results of operations and financial position.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of  September 30, 2006 and June 30, 2007, we had $65.0 and $48.3 million, respectively, outstanding in borrowings under our credit facility and our term credit agreement.  Interest on amounts borrowed under the credit facility is subject to adjustment based on certain levels of financial performance.  For borrowings at offshore rates, the applicable margin added can range from 0.75% to 1.75%.  For fiscal 2006, our weighted average borrowings on our senior credit facility were $132.8 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $1.3 million.  For the nine months ended June 30, 2007, our weighted average borrowings under our senior credit facility and term credit agreement were $85.3 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could increase or decrease by $0.8 million.  We invest our cash in money market securities or other high quality, short-term securities that are subject to minimal credit and market risk.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates.  We actively monitor these exposures.  To reduce our exposure to market risk, we have entered into derivative financial instruments such as forward contracts or interest rate hedge contracts.  Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates.  It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures.  We do not use derivative financial instruments for trading purposes.  We currently have no material derivative instruments outstanding.

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

A delay in the completion of the budget process of government agencies could delay procurement of our services and have an adverse effect on our future revenue.

        In years when the U.S. government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.  Delays in the budgetary processes of states or other jurisdictions may similarly have adverse effects on our future revenue.

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2006, approximately one-third of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and harm our results of operations.

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

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Approximately 7% of our fiscal 2006 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to the joint ventures, which could have a material adverse effect on our financial condition and results of operations.

Misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

        As a government contractor, misconduct, fraud or other improper activities by our employees or consultants failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of security clearance, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

Our defined benefit plans have significant deficits that could grow in the future and cause us to incur additional costs.

        We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At September 30, 2006, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of $117.2 million. At September 30, 2006, the excess of the accumulated benefit obligation over the fair value of plan assets was $84.8 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

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

        We have grown in part as a result of our mergers and acquisitions over the last several years, and we expect continued growth in the form of additional acquisitions and expansion into new markets. We cannot assure you that suitable acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future mergers and acquisitions will involve various inherent risks, such as:

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

        Furthermore, during the mergers and acquisitions process and thereafter, our management may need to assume significant transaction-related responsibilities, which may cause them to divert their attention from our existing operations. If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. Moreover, we cannot assure you that we will continue to successfully expand or that growth or expansion will result in profitability.

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

        Additionally, in the past, we have promoted our employee ownership culture as a competitive advantage in recruiting and retaining employees. Although we intend to retain the essential elements of an employee ownership culture and do not intend to change our core values and operating philosophy, if our employees or recruits perceive that becoming a publicly-traded company has negatively impacted our company culture, our ability to recruit and retain employees may be adversely impacted.

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

        At June 30, 2007, our backlog of uncompleted projects under contract was approximately $3.2 billion and our selected-not-booked backlog was approximately $3.0 billion for a total of $6.2 billion. Our backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded.  Our selected-not-booked backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        We recently completed the initial public offering of our common stock in May of 2007 and such shares are now traded on the New York Stock Exchange (NYSE).  As a company with publicly-traded securities, we will incur significant legal, accounting and other expenses not incurred as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the SEC and the NYSE, requires us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations will increase our legal and financial compliance costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        During the three month period ended June 30, 2007, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

i.      we issued 148 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Stock Purchase Plan.

ii.     we issued 420,787 shares of our common stock to the shareholders of a privately-held company in connection with our acquisition of the company.

        We issued the securities identified in paragraph (i) above to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The securities identified in paragraph (ii) above were issued in reliance upon Regulation S under the Securities Act in offers and sales made outside of the United States.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on August 9, 2007.

AECOM TECHNOLOGY CORPORATION

By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer and Chief Corporate Officer