Form 10-K
period 2007-09-30
AECOM TECHNOLOGY CORP
filed 2007-12-13
CIK 868857

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-52423

AECOM TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1088522 (I.R.S. Employer Identification No.)
555 South Flower Street, Suite 3700 Los Angeles, California 90071 (Address of principal executive offices, including zip code)
(213) 593-8000 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                Accelerated filer ☐                Non-Accelerated filer☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

        The aggregate market value of registrant's common stock held by non-affiliates on March 31, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $425.4 million.

        Number of shares of the registrant's common stock outstanding as of December 3, 2007: 99,697,193

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from the registrant's definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2007 year end.

i

PART I

ITEM 1. BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2006 as "fiscal 2006" and the fiscal year ended September 30, 2007, as "fiscal 2007."

Overview

        We are a leading provider of professional technical and management support services to government and commercial clients around the world. We provide planning, consulting, architectural and engineering design, and program and construction management services for a broad range of projects including highways, airports, bridges, mass transit systems, government and commercial buildings, water and wastewater facilities and power transmission and distribution. We also provide facilities management, training, logistics and other support services primarily for agencies of the United States government. Through our network of approximately 32,000 employees in over 60 countries, we provide our services to a number of end markets, including the transportation, facilities, environmental and energy markets. According to Engineering News-Record's (ENR) 2007 Design Survey, we are one of the largest general architectural and engineering design firms in the world. In addition, we are ranked by ENR as the leading firm in a number of end markets including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of operations, to approximately 32,000 employees at September 30, 2007 and $4.2 billion in revenue for fiscal 2007. We completed the initial public offering of our common stock in May 2007 and such shares are now traded on the New York Stock Exchange.

        We offer our services through our two business segments: Professional Technical Services and Management Support Services.

        Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to institutional, commercial and government clients worldwide, primarily to the transportation, facilities, environmental management and energy markets. For example, we are providing master planning services for the 2012 London Summer Olympic Games, program management services through a joint venture for the Second Avenue subway line in New York City and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum companies. Our PTS segment contributed $3.4 billion, or 81% of our fiscal 2007 revenue.

        Management Support Services (MSS).    Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. Government. For example, we manage more than 6,000 employees in Kuwait that provide logistics, security, communications and information technology services for the U.S. Army Central Command-Kuwait. We also provide operations and maintenance services for the U.S. Army's Fort Polk Joint Readiness Training Center in Louisiana. Our MSS segment contributed $818 million, or 19% of our fiscal 2007 revenue.

Our Business Strategy

        Our business strategy focuses on leveraging our competitive strengths and leadership positions in our core markets while opportunistically entering new markets and geographies. Key elements of our strategy include:

  Expand our long-standing client relationships and provide our clients with a broad range of services

        We have long-standing relationships with a number of large corporations, public and private institutions and governmental agencies worldwide. We will continue to focus on client satisfaction along with opportunities to sell a greater range of services to clients and deliver full-service solutions for their needs. For example, as our environmental business has grown, we have provided environmental services for transportation and other infrastructure projects where such services have in the past been subcontracted to third parties.

        By integrating and providing a broad range of services, we believe we deliver maximum value to our clients at competitive costs. Also, by coordinating and consolidating our knowledge base, we believe we have the ability to export our leading edge technical skills to any region in the world in which our clients may need them.

  Capitalize on opportunities in our core markets

        We intend to leverage our leading positions in the transportation, facilities and environmental markets to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, environmental management and increased government spending and outsourcing of support services, among other things, will result in continued growth opportunities in our core markets. With our track record and our global resources, we believe we are well positioned to compete for projects in these markets.

  Continue to pursue our acquisition strategy

        We intend to continue to attract other successful companies whose growth can be enhanced by joining us. This approach has served us well as we have strengthened and diversified our leadership positions both geographically, technically and across end markets. We believe that the trend towards consolidation in our industry will continue to produce candidates that align with our acquisition strategy. For example, we significantly strengthened our presence in the fast-growing market in the United Arab Emirates with the addition of Cansult Limited in September 2006.

  Strengthen and support human capital

        Our experienced employees and management are our most valued resources. Attracting and retaining key personnel has been and will remain critical to our success. We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. We believe that our employee programs align the interests of our personnel with those of our clients and stockholders.

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year Ended September 30, (in thousands)
	2007	2006	2005
Professional Technical Services (PTS)	$3,418,683	$2,774,304	$2,086,287
Management Support Services (MSS)	818,587	647,188	309,053

Total	$4,237,270	$3,421,492	$2,395,340

(1)
For additional financial information by segment, see Note 19 to the notes to our consolidated financial statements.

  Our Professional Technical Services Segment (PTS)

        Our PTS segment is comprised of a broad array of services, generally provided on a fee-for-service basis. These services include planning, design, consulting, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architecture, landscape and interior design, urban and regional planning, project economics, and environmental, health and safety work.

        With our technical and management expertise, we are able to provide our clients with a broad spectrum of services. For example, within our environmental management service offerings, we provide regulatory compliance planning and management, environmental modeling, environmental impact assessment and environmental permitting for major capital/infrastructure projects.

        Our services may be sequenced over multiple phases. For example, in the area of program management and construction management services, these services may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts typically employ a staff of 10 to more than 100 and, in many cases, operate as an outsourcing arrangement with our staff located at the project site. For example, since 1990, we have been managing the renovation work at the Pentagon for the U.S. Department of Defense, and we currently have approximately 100 staff members located on-site. Another example of our program and construction management services would be our services related to the development of educational facilities for K-12 school districts and/or community colleges throughout the U.S., including the cities of Dallas, Los Angeles and Houston.

        We provide the services in our PTS segment both directly and through joint venture or similar partner arrangements to the following key end markets:

        Transportation.    We serve several key transportation sectors, including:

  •
  Transit and Rail. Projects include light rail, heavy rail (including high speed, commuter and freight) and multimodal transit projects. For example, we have provided engineering design services for the new World Trade Center Terminal for PATH and the Second Avenue Subway (8.5-mile rail route and 16 stations) in New York City, and the Ma On Shan Rail (7-mile elevated railway) in Hong Kong.

  •
  Marine, Ports and Harbors. Projects include wharf facilities and container port facilities for private and public port operators. For example, we have provided marine design and engineering services for container facilities in Hong Kong, the Ports of Los Angeles, Long Beach, New York and New Jersey and waterfront transshipment facilities for oil and liquid natural gas.

  •
  Highways, Bridges and Tunnels. Projects include interstate, primary and secondary urban and rural highway systems and bridge projects. For example, we provided engineering services for the SH-130 Toll Road (49-mile "greenfield" highway project) in Austin, Texas, the Sydney Orbital Bypass (39 kilometer highway) in Sydney, Australia and the Sutong cable-stayed bridge (1088 meter span) crossing the Yangtze River in China.

  •
  Aviation. Projects include landside terminal and airside facilities and runways as well as taxiways. For example, we have provided program management services to a number of major U.S. airports, including O'Hare International in Chicago; Los Angeles International; John F. Kennedy and La Guardia in New York City; Reagan National and Dulles International in Washington, D.C. and Miami International. We also have provided services to airports in Hong Kong, London, Cyprus and Qatar.

  Facilities.

  •
  Government. Projects include our emergency response services for the Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense. We also provide architectural and engineering services for several national laboratories, including the laboratories at Hanford, Washington and Los Alamos, New Mexico.

  •
  Industrial. Projects include industrial facilities for a variety of niche end markets including manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities. For example, we have provided engineering and construction support services to Pfizer Inc. at its Portage, Michigan manufacturing facility.

  •
  Urban Master Planning/Design. Projects include design services, landscape architecture, general policy consulting and environmental planning projects for a variety of government, institutional and private sector clients. For example, we have provided planning and consulting services for the Olympic Games sites in Atlanta, Sydney, Beijing, Salt Lake City and London. We are providing strategic planning and master planning services for new cities and major mixed use developments in China, Southeast Asia, the Middle East, the U.K. and the U.S.

  •
  Commercial and Leisure Facilities. Projects include corporate headquarters, high-rise office towers, historic buildings, leisure and entertainment facilities and corporate campuses. For example, we provided electronic security programming and installation services for the renovation of Soldier Field in Chicago, construction management for the renovation of Dodger Stadium in Los Angeles, and building services, engineering, architectural lighting, advanced modeling, infrastructure and utilities engineering and advanced security for the headquarters of the British Broadcasting Company in London.

  •
  Institutional. Projects include engineering services for college and university campuses, including the new Kennedy-King College in Chicago, Illinois. We also have undertaken assignments for Oxford University in the U.K., Pomona College and Loyola Marymount University in California, and various private hospitals throughout the U.S.

  Environmental

  •
  Water and Wastewater. Projects include treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water re-use technologies for metropolitan governments. We have provided services to the Metropolitan Water

    Reclamation District of Greater Chicago's Calumet and Stickney wastewater treatment plants, two of the largest such plants in the world. Currently we are working with New York City on the Bowery Bay facility reconstruction, and have had a major role in Hong Kong's Harbor Area Treatment Scheme for Victoria Harbor.

  •
  Environmental Management. Projects include remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management for private sector clients. For example, we have provided permitting services for pipeline projects for major energy companies and environmental remediation, restoration of damaged wetlands, and services associated with reduction of greenhouse gas emissions for large multinational corporations.

  •
  Water Resources. Projects include regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.

  Energy/Power

  •
  Demand Side Management. Projects include energy efficient systems for public K-12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.

  •
  Transmission and Distribution. Projects include power stations and electric transmissions and distribution and co-generation systems, including enhanced electrical power generation in Stung Treng, Cambodia. These projects utilize a wide range of services that include consulting, forecasting and surveying to detailed engineering design and construction management.

  •
  Alternative/Renewable Energy. Projects include production facilities such as ethanol plants, wind farms and micro hydropower and geothermal subsections of regional power grids. We would typically provide engineering, procurement and construction management and related services.

  •
  Hydropower/Dams. Projects include hydroelectric power stations, dams, spillways, and flood control systems including the Song Ba Ha Hydropower Project in Vietnam and the Pine Brook Dam in Boulder County, Colorado.

  Our Management Support Services Segment

        Through our MSS segment, we offer infrastructure management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the United States government.

        We provide a wide array of services in our MSS segment, both directly and through joint venture or similar partner arrangements, including:

        Installation, Operations and Maintenance.    Projects include Department of Defense and Department of Energy installations where we provide comprehensive services for the operation and maintenance of complex government installations, including military bases, test ranges and equipment. We have undertaken assignments in this category in the Middle East and the U.S. We also provide services for the operations and maintenance of the Department of Energy's Nevada Test Site.

        Logistics and Field Services.    Projects include logistics support services for a number of Department of Defense agencies and defense prime contractors focused on developing and managing integrated supply and distribution networks. We oversee warehousing, packaging, delivery and traffic management for the distribution of government equipment and materials.

        Training.    Projects include training applications in live, virtual and simulation training environments. We have conducted training at the U.S. Army's Center for Security Training in Maryland for law enforcement and military personnel. We have also supported the training of international police officers and peacekeepers for deployment in various locations around the world in the areas of maintaining electronics and communications equipment.

        Systems Support.    Projects cover a diverse set of operational and support systems for the maintenance, operation and modernization of Department of Defense and Department of Energy installations. Our services in this area range from information technology and communications to life cycle optimization and engineering, including environmental management services. Through our joint venture operations at the Nevada Test Site and the Combat Support Services operation in Kuwait, our teams are responsible for facility and infrastructure support for critical missions of the U.S. government in its nonproliferation efforts, emergency response readiness, and force support and sustainment. Enterprise network operations and information systems support, including remote location engineering and operation in classified environments, are also areas of specialized services we provide.

        Technical Personnel Placement.    Projects include the placement of personnel in key functional areas of military and other government agencies, as these entities continue to outsource critical services to commercial entities. We provide systems, processes and personnel in support of the Department of Justice's management of forfeited assets recovered by law enforcement agencies. We also support the Department of State in its enforcement programs by recruiting, training and supporting police officers for international and homeland security missions.

        Field Services.    Projects include maintaining, modifying and overhauling ground vehicles, armored carriers and associated support equipment both within and outside of the United States under contracts with the Department of Defense. We also maintain and repair telecommunications systems for military and civilian entities.

Our Clients

        Our clients consist primarily of national governments, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, (dollars in thousands)
	2007	%	2006	%	2005	%
U.S. Federal Government
PTS	$279,530	7%	$319,675	9%	$215,951	9%
MSS	818,587	19%	641,764	19%	309,052	13%
U.S. State and Local Governments	949,870	22%	848,530	25%	788,463	33%
Non-U.S. Governments	556,893	13%	355,835	10%	475,991	20%

Subtotal Governments	2,604,880	61%	2,165,804	63%	1,789,457	75%
Private Entities (worldwide)	1,632,390	39%	1,255,688	37%	605,883	25%

Total	$4,237,270	100%	$3,421,492	100%	$2,395,340	100%

        Other than the U.S. government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 26%, 28% and 22% of the Company's revenue was derived through direct contracts with agencies of the U.S. Federal Government in the years ended September 30, 2007, 2006 and 2005, respectively. One of these contracts accounted for approximately 13%, 10%, and 10% of the Company's revenue in the years ended September 30, 2007, 2006 and 2005 respectively. The work attributed to the U.S. government includes our work for the Department of Defense, Department of Energy and the Department of Homeland Security.

Contracts

        The price provisions of the contracts we undertake can be grouped into two broad categories: cost-reimbursable contracts and fixed-price contracts. The majority of our contracts fall under the relatively lower risk category of cost-reimbursable contracts. However, as our business outside of the U.S. continues to expand, we expect the relative percentage of fixed-price contracts to increase since fixed-price contracts are the predominant method of contracting outside of the U.S.

  Cost-Reimbursable Contracts

        Cost-reimbursable contracts consist of two similar contract types, cost-plus and time and material.

        Cost-Plus.    Cost-plus is the predominant contracting method used by U.S. federal, state and local governments. These contracts provide for reimbursement of actual costs and overhead incurred by us, plus a predetermined fee. Under some cost-plus contracts, our fee may be based on quality, schedule and other performance factors.

        Time and Material.    Time and material is common for smaller scale engineering and consulting services. Under these types of contracts, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. Unlike cost-plus contracts, however, there is no predetermined fee. In addition, any direct project expenditures are passed through to the client and are reimbursed. These contracts may have a fixed-price element in the form of not-to-exceed or guaranteed maximum price provisions.

        For fiscal 2007, cost-reimbursable contracts represented approximately 62% of our total revenue, with cost-plus contracts constituting approximately 35% and time and material contracts constituting approximately 27% of our total revenue.

  Fixed-Price Contracts

        Fixed-price contracts are the predominant contracting method outside of the United States. There are typically two types of fixed-price contracts. The first and more common type, lump-sum, involves performing all of the work under the contract for a specified lump-sum fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. The second type, fixed-unit price, involves performing an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

        Many of our fixed-price contracts are negotiated and arise in the design of projects with a specified scope. Fixed-price contracts often arise in the areas of construction management and design-build services. Construction management services can be in the form of general administrative oversight (in which we do not assume responsibility for construction means and methods and which is on a cost-reimbursable basis), or on a fixed price, "at risk" basis. Under our design-build projects we are typically responsible for the design of a facility with the fixed contract price negotiated after we have had the opportunity to secure specific bids from various subcontractors and to add a contingency and fee.

        We typically attempt to mitigate the risks of fixed-price design-build contracts by contracting to complete the projects based on our design as opposed to a third party's design, by not self-performing any construction, by not guaranteeing new or untested processes or technologies and by working only with experienced subcontractors with sufficient bonding capacity. When public agencies seek a design-build approach for major infrastructure projects, we generally act as a fixed-price design subcontractor to the general construction contractor and do not assume overall project or construction risk.

        Some of our fixed-price contracts require us to provide performance bonds or parent company guarantees to assure our clients that their project will be completed in accordance with the terms of the contracts. In such cases, we typically require our primary subcontractors to provide similar bonds and guarantees or be adequately insured, and we pass the terms and conditions set forth in our agreement to our subcontractors.

        For fiscal 2007, fixed-price contracts represented approximately 37% of our total revenue. Less than 10% of our revenue was generated from contracts where we have exposure to construction cost overruns. There may be risks associated with completing these projects' profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        At September 30, 2007, our backlog of uncompleted projects under contract was approximately $3.0 billion and our selected-not-booked backlog was approximately $3.0 billion for a total of $6.0 billion. Approximately $4.8 billion of our total backlog (including selected-not-booked) at September 30, 2007 is attributable to our PTS segment, while the remaining $1.2 billion is attributable to our MSS segment. No assurance can be given that we will ultimately realize our full backlog.

        Our backlog includes revenue we expect to record in the future from signed contracts, and in the case of government contracts, where the project has been funded. Our selected-not-booked backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur.

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party, or pass-through costs to subcontractors and other parties. Moreover, our backlog for the period beyond 12 months may be subject to variations from year to year as existing contracts are completed, delayed or renewed or new contracts are awarded, delayed or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to interpret and not necessarily indicative of future revenue or profitability. Because backlog is not a defined accounting term, our computation of backlog may not necessarily be comparable to that of our peers.

Competition

        The professional technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon experience, reputation and ability to provide the relevant services in a timely, safe and cost-efficient manner.

Seasonality

        The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. The U.S. federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during the fiscal first quarter when new funding budgets become available. Within the U.S., as well as other parts of the world, we generally benefit from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our field inspection and other on-site civil services. Our construction and project management services also typically expand during the high construction season of the summer months.

Insurance and Risk Management

        We maintain insurance covering professional liability and claims involving bodily injury and property damage. We consider our present limits of coverage, deductibles, and reserves to be adequate. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance/control, risk management, workplace safety and similar methods. A majority of our operating subsidiaries are quality certified under ISO 9001:2000 or an equivalent standard, and we plan to continue to obtain certification where applicable. ISO 9001:2000 refers to international quality standards developed by the International Organization for Standardization, or ISO.

        Risk management is an integral part of our project management approach for fixed-price contracts and our project execution process. We have a risk management group that reviews and oversees the risk profile of our operations. This group also participates in evaluating risk through internal risk analyses in which our corporate management reviews higher-risk projects, contracts or other business decisions that require corporate approval.

Regulation

        We are regulated in a number of fields in which we operate. In the United States, we deal with numerous U.S. government agencies and entities, including branches of the U.S. military, the Department of Defense, the Department of Energy, intelligence agencies and the Nuclear Regulatory Commission. When working with these and other U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

  •
  require certification and disclosure of all cost or pricing data in connection with various contract negotiations;

  •
  impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts; and

  •
  restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

        Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act and similar non-U.S. laws and regulations), local government regulations and procurement policies and practices and varying currency, political and economic risks.

        To help ensure compliance with these laws and regulations, all of our employees are required to complete tailored ethics and other compliance training relevant to their position and our operations.

Personnel

        Our principal asset is our employees. A large percentage of our employees have technical and professional backgrounds and bachelor and/or advanced degrees. We believe that we attract and retain talented employees by offering them the opportunity to work on highly visible and technically challenging projects in a stable work environment. The tables below identify our personnel by segment and geographic region.

  Personnel by Segment

	As of September 30,
	2007	2006	2005
Professional Technical Services	22,700	18,700	16,000
Management Support Services	9,000	8,300	5,700
Corporate	300	300	300

Total	32,000	27,300	22,000

  Personnel by Geographic Region

	As of September 30,
	2007	2006	2005
Americas	12,500	10,400	10,100
Europe	3,400	3,100	2,700
Middle East	10,000	8,800	5,200
Asia/Pacific	6,100	5,000	4,000

Total	32,000	27,300	22,000

  Personnel by Segment and Geographic Region

	As of September 30, 2007
	PTS	MSS	Total
Americas	11,300	900	12,200
Europe	3,400	—	3,400
Middle East	1,900	8,100	10,000
Asia/Pacific	6,100	—	6,100

Total	22,700	9,000	31,700

        We have a number of personnel with "Top Secret" or "Q" security clearances. Some of our contracts with the U.S. government relate to projects that have elements that are classified for national security reasons. Although most of our contracts are not themselves classified, persons with high security clearances are often required to perform portions of the contracts.

        A portion of our employees are employed on a project by project basis to meet our contractual obligations, generally in connection with government projects in our MSS segment. Approximately 330 of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Geographic Information

        For geographic information, please refer to footnote 19 of our consolidated financial statements found elsewhere in this Form 10-K.

Available Information

        The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, are available free of charge on our website at www.aecom.com. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the "Investors" section. Copies of the information identified above may be obtained without charge from us by writing to AECOM Technology Corporation, 555 South Flower Street, Suite 3700, Los Angeles, California 90071, Attention: Corporate Secretary.

ITEM 1A. RISK FACTORS

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2007, 2006 and 2005, approximately 61%, 63% and 75%, respectively, of our revenue was derived from contracts with government entities.

        Most government contracts are subject to the government's budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

Governmental agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

        Most government contracts may be modified, curtailed or terminated by the government either at its convenience or upon the default of the contractor. If the government terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. If the government terminates the contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

A delay in the completion of the budget process of government agencies could delay procurement of our services and have an adverse effect on our future revenue.

        In years when the U.S. government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a "continuing resolution" that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue. Delays in the budgetary processes of states or other jurisdictions may similarly have adverse effects on our future revenue.

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2007, approximately 37% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are the predominant method of contracting outside of the United States and our exposure to fixed-price contracts will likely increase as we increase the non-U.S. portions of our business. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed- price contracts could be substantial and harm our results of operations. See "Business—Contracts" for further detail regarding our types of contracting methods.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 27% of our fiscal 2007 revenue was derived from our operations through joint ventures or similar partner arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Approximately 12% of our fiscal 2007 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to the joint ventures, which could have a material adverse effect on our financial condition and results of operations.

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

        We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At September 30, 2007, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of $68.7 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2007, revenue attributable to our services provided outside of the United States was approximately 51% of our total revenue. There are risks inherent in doing business internationally, including:

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

Failure to successfully execute our acquisition strategy may inhibit our growth.

        We have grown in part as a result of our acquisitions over the last several years, and we expect continued growth in the form of additional acquisitions and expansion into new markets. We cannot assure you that suitable acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future acquisitions will involve various inherent risks, such as:

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

        Furthermore, during the acquisition process and thereafter, our management may need to assume significant transaction-related responsibilities, which may cause them to divert their attention from our existing operations. If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. Moreover, we cannot assure you that we will continue to successfully expand or that growth or expansion will result in profitability.

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

        Additionally, in the past, we have promoted our employee ownership culture as a competitive advantage in recruiting and retaining employees. Although we intend to retain the essential elements of an employee ownership culture and do not intend to change our core values and operating philosophy, if our employees or recruits perceive that our change in May 2007 to a publicly-traded company has negatively impacted our company culture, our ability to recruit and retain employees may be adversely impacted.

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

        At September 30, 2007, our backlog of uncompleted projects under contract was approximately $3.0 billion and our selected-not-booked backlog was approximately $3.0 billion for a total of $6.0 billion. Our backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our selected-not-booked backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

We have submitted claims to clients for work we performed beyond the scope of some of our contracts. If these clients do not approve these claims, our results of operations could be adversely impacted.

        We typically have pending claims submitted under some of our contracts for payment of work performed beyond the initial contractual requirements for which we have already recorded revenue. In general, we cannot guarantee that such claims will be approved in whole, in part, or at all. If these claims are not approved, our revenue may be reduced in future periods.

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

        We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract.

Our quarterly operating results may fluctuate significantly.

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

        Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter.

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

  •
  removal of directors for cause only;

  •
  ability of our Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;

  •
  two-thirds stockholder vote requirement to approve specified business combinations, which include a sale of substantially all of our assets;

  •
  vesting of exclusive authority in our Board of Directors to determine the size of the board (subject to limited exceptions) and to fill vacancies;

  •
  advance notice requirements for stockholder proposals and nominations for election to our Board of Directors; and

  •
  prohibitions on our stockholders from acting by written consent and limitations on calling special meetings.

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

        We completed the initial public offering of our common stock in May of 2007 and such shares are now traded on the New York Stock Exchange (NYSE). As a company with publicly-traded securities, we have incurred and will continue to incur significant legal, accounting and other expenses not incurred as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the SEC and the NYSE, requires us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations have increased and will continue to increase our legal and financial compliance costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        Our corporate offices are located in approximately 82,000 square feet of space at 555 and 515 South Flower Street, Los Angeles, California. Our other offices consist of an aggregate of approximately 4.5 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 12 of the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

ITEM 3. LEGAL PROCEEDINGS

        As a government contractor, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors' compliance with those laws and regulations through audits and investigations is inherent in government contracting, and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. From time to time we establish reserves for litigation when we consider it probable that a loss will occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        The effective date of our registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-141504) relating to our initial public offering of our common stock was May 10, 2007. Our common stock is listed on the NYSE under the symbol "ACM." A total of 40,422,500 shares of common stock was sold in the initial public offering, including common stock sold pursuant to the underwriters' option to purchase 5,272,500 shares. Morgan Stanley, Merrill Lynch and UBS Investment Bank acted as joint book-running managers of the offering. The offering was completed on May 15, 2007. The aggregate net proceeds received by us for the common stock sold in the initial public offering was approximately $468 million.

        We used approximately $94 million of the net proceeds to repay amounts outstanding under our unsecured senior credit facility and our outstanding 8 3/8% senior notes, which includes principal, accrued interest and make-whole premiums.

        We also used $75.4 million of the net proceeds to fund a rabbi trust for elections made by employee participants in our stock purchase plan to diversify their holdings in connection with the initial public offering.

        We used $19 million for acquisitions, and the remaining net proceeds for investing and general corporate purposes.

        According to the records of our transfer agent, there were 1,212 stockholders of record as of December 3, 2007. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2007:
Third quarter(1)	21.00	26.00
Fourth quarter	24.40	35.94

    (1)
    beginning May 10, 2007, the first day of trading of our common stock on the New York Stock Exchange

        Our policy is to use cash flow from operations to fund future growth and pay down debt. Accordingly, we have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future.

        The following table presents certain information about our equity compensation plans as of September 30, 2007:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A
Equity compensation plans approved by shareholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	647,665	$15.09	5,763,201
AECOM Technology Corporation Stock Incentive Plan	1,113,400	$5.27	0
AECOM Technology Corporation 2000 Stock Incentive Plan	5,714,423	$9.35	0
AECOM Technology Corporation Stock Incentive Plan for Non-Employee Directors	182,100	$9.67	0
AECOM Technology Corporation Equity Incentive Plan	N/A	N/A	4,189,556
AECOM Technology Corporation 2006 Stock Incentive Plan for Non-Employee Directors	70,000	$12.54	0
AECOM Technology Corporation Global Stock Program(1)	N/A	N/A	27,893,537

Total	7,727,588	$9.28	37,846,294

(1)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Canada, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, United Kingdom and for the United States, the Retirement & Savings Plan, Contract Employee 401(k) Plan, ENSR Stock Purchase Plan and Equity Investment Plan.

        During the three-month period ended September 30, 2007, we have issued the following securities that were not registered under the Securities Act:

          i.      1.09 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee shareholders under our Stock Purchase Plan;

          ii.     In August 2007, we issued an aggregate of 31,002 shares of exchangeable shares (exchangeable to AECOM common stock on a 1-to-1 basis) valued at $0.9 million to the shareholders of a privately-held company in connection with our acquisition of the company; and

          iii.    In September 2007, we issued an aggregate of 1,384 shares of our common stock valued at $0.05 million as a bonus to certain principals of a privately-held company we acquired.

        We issued the securities identified in paragraph (i) above to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The securities identified in paragraphs (ii) and (iii) above were issued in reliance upon Regulation S under the Securities Act in offers and sales made outside of the United States.

Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock as well as the Russell 3000 and the S&P 1500 SuperComposite Engineering and Construction indices from March 29, 2007, to September 30, 2007. We believe the Russell 3000 Index is an appropriate independent broad market index, since it measures the performance of companies in numerous sectors with small and large market capitalizations. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

Comparison of Percentage Change
March 29, 2007 - September 30, 2007

  End-of-Month Prices

	Mar. 31, 2007	Apr. 30, 2007	May 31, 2007	Jun. 30, 2007	Jul. 31, 2007	Aug. 31, 2007	Sep. 30, 2007
AECOM(2)	15.40	15.40	22.90	24.81	25.95	26.87	34.93
Russell 3000	829.04	861.38	890.95	873.19	842.59	852.97	882.78
S&P 1500 SuperComposite Engineering and Construction	141.40	149.65	171.52	176.08	185.90	190.75	209.65

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
AECOM stock was registered under Section 12(g) of the Exchange Act but not freely traded from March 29, 2007, through May 9, 2007. Its valuation during that time was performed by an independent, third-party appraiser. The end-of-month prices as of March 31 and April 30, 2007 reflect the 2-for-1 stock split effected in the form of a 100% stock dividend effective May 4, 2007. Our common stock began trading on the New York Stock Exchange on May 10, 2007.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the following selected consolidated financial data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes, which is included in this Form 10-K. We derived the selected consolidated financial data from our audited consolidated financial statements.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenue	$4,237	$3,421	$2,395	$2,012	$1,915
Cost of revenue	3,076	2,515	1,718	1,443	1,381

Gross profit	1,161	906	677	569	534
Equity in earnings of joint ventures	12	6	2	3	2
General and administrative expenses	1,017	809	581	485	467

Income from operations	156	103	98	87	69
Minority interest share of earnings	16	14	8	3	3
Gain on the sale of equity investment	11	—	—	—	—
Interest expense—net	3	10	7	8	10

Income before income tax expense	148	79	83	76	56
Income tax expense	48	25	29	26	19

Net income	$100	$54	$54	$50	$37

Net income allocation:
Preferred stock dividend	$—	$2	$6	$5	$2
Net income available for common stockholders	100	52	48	45	35

Net income	$100	$54	$54	$50	$37

Earnings per share available for common stockholders:
Basic	$1.37	$0.94	$0.93	$0.86	$0.67
Diluted	$1.15	$0.74	$0.84	$0.78	$0.65
Weighted average shares outstanding (in thousands):
Basic	73,091	54,856	51,880	52,600	52,858
Diluted	87,537	72,658	63,978	64,254	57,178
	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in millions, except employee data)
Other Data:
Depreciation and amortization	$45	$40	$20	$13	$13
Amortization expense of acquired intangible assets(1)	12	15	3	—	—
Capital expenditures	43	32	31	19	14
Backlog	3,043	2,480	1,980	1,620	1,660
Number of full-time and part-time employees	32,000	27,300	22,000	17,700	16,800

	As of September 30,
	2007	2006	2005	2004	2003
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$415	$128	$54	$121	$120
Working capital	598	201	171	225	213
Total assets	2,492	1,826	1,425	1,115	1,056
Long-term debt excluding current portion	39	123	216	105	122
Redeemable preferred and common stock and stock units, net of notes receivable	—	970	661	576	547
Stockholders' (deficit)/equity	1,278	(291)	(240)	(159)	(181)

(1)
Included in depreciation and amortization above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with our consolidated financial statements and the related notes. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward looking statements. Our actual results could differ materially. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors."

Overview

        We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and our approximately 32,000 employees and staff employed in the field on projects.

        Our business focuses primarily on providing fee-based professional technical and support services and, thus, we are labor and not capital intensive. We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees' time and our ability to manage our costs. We operate our business through two segments: Professional Technical Services (PTS) and Management Support Services (MSS).

        Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in major end markets such as transportation, facilities and environmental markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Revenue for our PTS segment for the year ended September 30, 2007 was $3.4 billion.

        Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractor and other direct costs. Revenue for our MSS segment for the year ended September 30, 2007 was $0.8 billion.

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

        Our costs are driven primarily by the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors and other project-related expenses, and sales, general and administrative overhead costs.

Components of Income and Expense

        Our management internally analyzes the results of its operations using several non-GAAP measures. A significant portion of our revenue relates to services provided by subcontractors and other non-employees that it categorizes as other direct costs. Those pass-through costs are typically paid to service providers upon our receipt of payment from the client. Other direct costs are segregated from cost of revenue resulting in revenue, net of other direct costs, which is a measure of work performed by AECOM employees. We have included information on revenue, net of other direct costs, as we believe that it is a more accurate measure on which to base gross margin.

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in millions)
Other Financial Data:
Revenue	$4,237	$3,421	$2,395	$2,012	$1,915
Other direct costs*	1,832	1,521	933	776	725

Revenue, net of other direct costs*	2,405	1,900	1,462	1,236	1,190
Cost of revenue, net of other direct costs*	1,244	994	785	667	656

Gross profit	1,161	906	677	569	534
Equity in earnings of joint ventures	12	6	2	3	2

Amortization expense of acquired intangible assets	12	15	3	—	—
Other general and administrative expenses	1,005	794	578	485	467

General and administrative expenses	1,017	809	581	485	467

Income from operations	$156	$103	$98	$87	$69

Reconciliation of Cost of Revenue:
Other direct costs	$1,832	$1,521	$933	$776	$725
Cost of revenue, net of other direct costs	1,244	994	785	667	656

Cost of revenue	$3,076	$2,515	$1,718	$1,443	$1,381

*
Non-GAAP measure

  Revenue

        We recognize revenue using the percentage-of-completion method. Under this method, revenue is recorded generally on the basis of the ratio of direct labor dollars incurred to the estimated total direct labor dollars. We review our progress on each contract periodically and losses, if any, are recognized as soon as we determine that the contract will result in a loss. Our revenue is primarily derived from fee-based professional and technical services that our employees provide to our portfolio of clients as well as from other direct costs such as subcontractor and direct material purchases. Increases in fees or billable hours of our employees tend to have a more positive impact on our profitability than do increases in other direct costs.

  Other Direct Costs

        On many projects we are responsible for other direct costs or pass-through costs that may include third party field labor, subcontracts, or the procurement of materials and equipment. We recognize for the reimbursement of these expenses as revenue as these costs are incurred. On projects where the client elects to pay these costs directly, however, pass-through costs are not reflected in our revenue or expenses. Thus, other direct costs can fluctuate significantly. We generally do not earn profits from pass-through costs with the exception when incremental costs are incurred relating to the level of effort expended by us on these pass-through costs for supervision, accounting services and similar activities. In the cases where we do mark-up costs and earn profits, the amount is typically insignificant. Therefore, contracts with a proportionately higher amount of other direct costs tend to have lower profit margins.

  Revenue, Net of Other Direct Costs

        In the course of providing our services, we routinely incur "other direct costs" (i.e. payments to subcontractors and other "pass-through" costs). Generally, these other direct costs are passed through to our clients and are included in our revenue when it is our responsibility to procure or manage such costs under the contract. Because other direct costs can vary significantly from project to project and period to period, changes in revenue may not be indicative of our business trends. Accordingly, in addition to revenue, we report revenue, net of other direct costs, and our discussion and analysis of financial condition and results of operations uses revenue, net of other direct costs as a point of reference. Revenue, net of other direct costs and gross profit as a percentage of revenue, net of other direct costs are non-GAAP measures and may not be comparable to similarly titled items reported by other companies.

  Cost of Revenue, Net of Other Direct Costs

        Cost of revenue, net of other direct costs reflects the direct cost of our own personnel (including fringe benefits and overhead expense) associated with revenue, net of other direct costs.

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures includes our portion of fees added by joint ventures in which we participate in client billings for services performed by joint venture partners and earnings from investments in un-consolidated joint ventures.

  Amortization Expense of Acquired Intangible Assets

        Included in our general and administrative expense is amortization of acquired intangible assets. Under SFAS No. 141, "Business Combinations" (SFAS 141), we must ascribe value to identifiable intangible assets other than goodwill in our purchase allocations for acquired companies. These assets include but are not limited to backlog, customer lists and trade names. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations.

        It is difficult to predict with any precision the amount of expense we may record relating to acquired intangible assets. As backlog is typically the shortest lived intangible asset in our business, we would expect to see higher amortization expense in the first 12 to 18 months after an acquisition has been consummated.

  Other General and Administrative Expenses

        Other general and administrative expenses include all overhead expenses, including personnel, occupancy, administrative, performance earnings plan accruals, taxes, benefits and other operating expenses. To date, we have not recognized, nor do we expect in the future to recognize, any expense related to goodwill impairment. Should we determine, however, that our goodwill is impaired the related expense would be a component of our general and administrative expense.

  Income Tax Expense

        Income tax expense varies as a function of income before income tax expense and permanent non-tax deductible expenses. We anticipate to continue our merger and acquisition strategy and as such, we anticipate that there will be variability in our effective tax rate from quarter to quarter and year to year, especially to the extent that our permanent differences increase or decrease.

Acquisitions

        One of our key strategies is to focus on both organic growth and acquisitions of technical companies that complement our business sectors and/or expand our geographic presence.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2007 was $173 million, the largest of which were:

  •
  HSMM. In January 2007, we acquired 100% of the capital stock of Hayes, Seay, Mattern & Mattern, Inc., a Virginia-based engineering and architectural firm which provides professional technical services for buildings, infrastructure development and environmental restoration for cash.

  •
  RETEC. In February 2007, we acquired 100% of the capital stock of RETEC, Inc., a Massachusetts-based environmental consulting and engineering firm for cash.

  •
  STS. In March 2007, we acquired 100% of the capital stock of STS Consultants, Ltd., an Illinois-based geotechnical/soil engineering, transportation and environmental management firm for cash.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2006 was $90 million, the largest of which were:

  •
  EDAW. In December 2005, we acquired 100% of the capital stock of EDAW, Inc., a San Francisco-based professional technical services firm which specializes in global urban development and planning projects. The consideration was valued at $70.0 million and consisted of cash and our common stock.

  •
  Cansult. In September 2006, we acquired 100% of the capital stock of Cansult Limited, a Toronto, Canada-based professional technical services firm that is a market leader in the infrastructure development in the UAE for cash.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2005 was $177 million, the largest of which were:

  •
  Bassett. In October 2004, we acquired 100% of the capital stock of W.E. Bassett, an Australian building engineering firm. This consideration consisted of cash and our common stock.

  •
  Bullen. In March 2005, we acquired 100% of the capital stock of Bullen Consultants Limited, a U.K.-based transportation and environmental engineering firm. The consideration consisted of cash and our common stock.

  •
  ENSR. In September 2005, we acquired 100% of the capital stock of Tiger Acquisition Corp., parent company of ENSR International, a U.S.-based environmental management firm for cash.

        The purchase prices of certain of these acquisitions are subject to purchase allocation adjustments based upon the final determination of the acquired firm's tangible and intangible net asset values as of their respective closing dates. All of our acquisitions have been accounted for as purchases and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisition.

Critical Accounting Policies

        Our financial statements are presented in accordance with GAAP. Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

  Revenue Recognition

        Contract revenue is recognized on the percentage-of-completion method, measured generally by the ratio of direct labor dollars incurred to date to the total estimated direct labor dollars at completion. We include other direct costs (for example, third party field labor, subcontractors, or the procurement of materials or equipment) in contract revenue when the costs of these items are incurred and we are responsible for the ultimate acceptability of such costs. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to estimated costs and revenue and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become evident.

        In the ordinary course of business, and at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted contract revenue, cost and profit or loss. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work, including unapproved change orders and claims, is reflected in the accounting period in which the facts that caused the revision become known to us. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.

  Claims Recognition

        Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." This statement of position provides that recognition of amounts related to claims as additional contract revenue is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. The requirements are satisfied by management's determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

  Unbilled Accounts Receivable and Billings in Excess of Costs on Uncompleted Contracts

        Unbilled accounts receivable represents the excess of contract costs and profits (or contract revenue) recognized to date using the percentage-of-completion accounting method over billings to date. Unbilled work results when:

  •
  the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract or the billing system does not accommodate billing until after the close of the accounting period in which the revenue is earned; and/or

  •
  costs, recorded at estimated realizable value, related to claims are incurred.

        Billings in excess of costs on uncompleted contracts represent the excess of billings to date, as allowed under the terms of a contract, over the amount of contract costs and profits (or contract revenue) recognized to date using the percentage-of-completion accounting method on certain contracts.

  Investments in Unconsolidated Joint Ventures

        We establish arrangements with other service providers to provide architecture, engineering, program management, construction management and operations and maintenance services through joint ventures. These joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is controlled by the joint venture executive committee which is typically comprised of a representative of each joint venture partner with equal voting rights, irrespective of the ownership percentage, which is generally based on the percentage split of work to be performed by each joint venture partner. The executive committee provides management oversight and assigns work efforts to the joint venture partners. In accordance with the FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" (FIN 46R) joint ventures in which we are not the primary beneficiary are accounted for using the equity method. Services performed by us and billed to the joint ventures with respect to work done by us for third party customers are recorded as our revenue in the period such services are rendered. In certain joint ventures, a fee is added to the respective billings from us and the other joint venture partners on the amounts billed to third party customers. These fees ultimately result in earnings to the joint venture and are split with each of the joint venture partners and paid to the joint venture partners upon collection from the third party customer. We record our allocated share of these fees as equity in earnings of joint ventures.

        Under these arrangements, if one partner is financially unable to complete its share of the contract, the other partners will be required to complete those activities. We generally enter into joint venture arrangements with partners who are financially sound and who carry appropriate levels of surety bonds for a project to adequately assure completion of their assignment. In all instances, we attempt to structure our operating agreements among the joint venture partners to minimize risk.

  Income Taxes

        Valuation Allowance.    Deferred income taxes are provided on the liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would not normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

        We review the need for a valuation allowance annually. If we determine we will not realize all or part of our net deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if we determine that the ultimate realizability of all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination.

        Undistributed Foreign Earnings.    The results of foreign operations are consolidated by us for financial reporting; however, earnings from investments in foreign operations are included in domestic taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed earnings of foreign operations of approximately $138.1 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional taxes may be offset in part by the use of foreign tax credits.

  Goodwill

        SFAS 142 requires that we test our goodwill, at least annually, for potential impairment. The process of testing goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including assumptions about our forecasts with regard to our operations as well as the interpretation of current economic indicators and market valuations. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired and an impairment charge could result in a material adverse effect on our financial position or results of operations.

  Accrued Professional Liability Costs

        We carry professional liability insurance policies or self-insure for our initial layer of professional liability claims under our professional liability insurance policies and for a deductible for each claim even after exceeding the self-insured retention. We accrue for our portion of the estimated ultimate liability for the estimated potential incurred losses. We establish our estimate of loss for each potential claim in consultation with legal counsel handling the specific matters and based on historic trends taking into account recent events. We also use an outside actuarial firm to assist us in estimating our future claims exposure. It is possible that our estimate of loss may be revised based on the actual or revised estimate of liability of the claims.

Fiscal year ended September 30, 2007 compared to the fiscal year ended September 30, 2006

  Consolidated Results

	Twelve Months Ended		Change
	September 30, 2007	September 30, 2006	$	%
	($ in thousands)
Revenue	$4,237,270	$3,421,492	$815,778	23.8%
Other direct costs	1,832,001	1,521,775	310,226	20.4

Revenue, net of other direct costs	2,405,269	1,899,717	505,552	26.6
Cost of revenue, net of other direct costs	1,244,091	993,909	250,182	25.2

Gross profit	1,161,178	905,808	255,370	28.2
Equity in earnings of joint ventures	11,828	6,554	5,274	80.5
General and administrative expense	1,017,067	808,953	208,114	25.7

Income from operations	155,939	103,409	52,530	50.8
Minority interest in share of earnings	16,404	13,924	2,480	17.8
Gain on sale of equity investment	11,286	—	11,286	—
Interest expense—net	3,321	10,576	(7,255)	(68.6)

Income before income tax expense	147,500	78,909	68,591	86.9
Income tax expense	47,203	25,223	21,980	87.1

Net income	$100,297	$53,686	$46,611	86.8%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	51.7	52.3

Gross profit	48.3	47.7
Equity in earnings of joint ventures	0.5	0.3
General and administrative expense	42.3	42.6

Income from operations	6.5	5.4
Minority interest in share of earnings	0.7	0.6
Gain on sale of equity investment	0.5	—
Interest expense—net	0.1	0.6

Income before income tax expense	6.2	4.2
Income tax expense	2.0	1.4

Net income	4.2%	2.8%

  Revenue

        Our revenue for the year ended September 30, 2007 increased $0.8 billion, or 23.8%, to $4.2 billion as compared to $3.4 billion for the corresponding period last year. Of this increase, $300 million, or 36.8%, was provided by companies acquired in the past twelve months. Excluding the revenue provided by acquired companies, revenue increased $516 million, or 15.1%, over the year ended September 30, 2006. This increase was primarily attributable to increased spending for infrastructure development in Australia, Canada, and the United Arab Emirates as a result of continued economic growth in these regions, higher volume of work performed for clients in the building and transportation sectors of our operations in the United Kingdom, and an increase in task orders received associated with U.S. government activity in the Middle East. Increased demand in these markets was partially offset by a decline in revenue from contracts we hold with the Federal Emergency Management Agency ("FEMA") as a result of a decrease in hurricane recovery activities in the Gulf Coast region.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2007 increased $0.5 billion, or 26.6%, to $2.4 billion as compared to $1.9 billion for the corresponding period last year. Of this increase, $242 million, or 47.9%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $264 million, or 13.9%, over fiscal 2006. This increase was primarily attributable to the revenue growth factors noted above.

  Cost of Revenue, Net of Other Direct Costs

        Our cost of revenue, net of other direct costs for the year ended September 30, 2007 increased $0.2 billion, or 25.2%, to $1.2 billion as compared to $1.0 billion for the corresponding period last year. Of this increase, $114 million, or 45.5%, was incurred by companies acquired in the past twelve months. Excluding cost of revenue, net of other direct costs incurred by acquired companies, cost of revenue, net of other direct costs increased $136 million, or 13.7%, over the year ended September 30, 2006.

  Gross Profit

        Our gross profit for the year ended September 30, 2007 increased $255 million, or 28.2%, to $1.2 billion, as compared to $906 million for the corresponding period last year. Of this increase, $128 million, or 50.3%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $127 million, or 14.0%, over the year ended September 30, 2006, consistent with the increase in revenue, net of other direct costs. For the year ended September 30, 2007, gross profit as a percentage of revenue, net of other direct costs, increased to 48.3% from 47.7% in the year ended September 30, 2006 primarily due to improved project performance.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2007 increased $5.3 million, or 80.5%, to $11.8 million as compared to $6.6 million for the corresponding period last year. The increase was primarily attributable to an additional $3.9 million contribution from our participation in a joint venture at the Department of Energy's Nevada Test Site that commenced in the fourth quarter of the year ended September 30, 2006.

  General and Administrative Expense

        Our general and administrative expenses for the year ended September 30, 2007 increased $208 million, or 25.7%, to $1.0 billion as compared to $809 million for the corresponding period last year. Of this increase, $111 million, or 53.3%, was incurred by companies acquired in the past twelve months. Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $97 million, or 12.0%. The increase was primarily attributable to growth in revenue noted above, increased headcount associated with acquired companies, continued investments throughout the organization to support strategic initiatives and expenses incurred related to our becoming a public reporting company, including compliance efforts related to the requirements of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased slightly from 42.6% in the year ended September 30, 2006 to 42.3% in the year ended September 30, 2007.

        Included in general and administrative expense is amortization expense of acquired intangible assets of $12.4 million and $14.5 million for the years ended September 30, 2007 and 2006, respectively. This expense will vary as we consummate mergers and acquisitions; however, we expect amortization expense to be higher during the first 12 to 18 months following acquisitions due to the short-term nature of acquired backlog.

  Gain on Sale of Equity Investment

        During the first quarter of the year ended September 30, 2007, we sold our minority interest in an equity investment in the U.K. for 7.5 million GBP, or approximately $14.7 million. As a result of this sale, we recorded a gain on the sale of $11.3 million.

  Interest Expense—Net

        Our interest expense, net of $6.4 million of interest income, for the year ended September 30, 2007 decreased $7.3 million, or 68.6%, to $3.3 million as compared to $10.6 million for the corresponding period last year. This decrease is primarily attributable to lower average borrowings and higher interest income as a result of our initial public offering completed in May 2007, partially offset by $3.2 million in make whole premiums incurred on the early repayment of fixed rate senior notes. At September 30, 2007, borrowings under our Amended and Restated Credit Agreement, our Term Credit Agreement and senior notes outstanding totaled $45.3 million, as compared to $133.8 million at September 30, 2006.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2007 increased $22.0 million, or 87.1%, to $47.2 million as compared to $25.2 million for the year ended September 30, 2006. The effective tax rate was 32.0% for the years ended September, 30 2007 and 2006.

  Net Income

        The factors described above resulted in net income of $100.3 million in the year ended September 30, 2007, as compared to net income of $53.7 million in the year ended September 30, 2006.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2007	September 30, 2006	$	%
	($ in thousands)
Revenue	$3,418,683	$2,774,304	$644,379	23.2%
Other direct costs	1,122,967	971,299	151,668	15.6

Revenue, net of other direct costs	2,295,716	1,803,005	492,711	27.3
Cost of revenue, net of other direct costs	1,179,448	936,070	243,378	26.0

Gross profit	$1,116,268	$866,935	$249,333	28.8%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	51.4	51.9

Gross profit	48.6%	48.1%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2007 increased $0.6 billion, or 23.2%, to $3.4 billion as compared to $2.8 billion for the corresponding period last year. Of this increase, $300 million, or 46.5%, was provided by companies acquired in the past twelve months. Excluding revenue provided by companies acquired in the past twelve months, revenue increased $344 million, or 12.4%, over the year ended September 30, 2006. This increase was primarily attributable to increased government and private sector spending for infrastructure development in Australia, Canada, and the United Arab Emirates as a result of continued economic growth, and an increase in our building and transportation business in the U.K. These increases were partially offset by a decline in task orders received from FEMA as result of decreased hurricane recovery activities in the Gulf Coast region.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2007 increased $0.5 billion, or 27.3%, to $2.3 billion as compared to $1.8 billion for the corresponding period last year. Of this increase, $242 million, or 49.1%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by companies acquired in the past twelve months, revenue, net of other direct costs increased $251 million, or 13.9%, over the year ended September 30, 2006. This increase was primarily attributable to the factors mentioned above.

  Cost of Revenue, Net of Other Direct Costs

        Cost of revenue, net of other direct costs for our PTS segment for the year ended September 30, 2007 increased $243 million, or 26.0%, to $1.2 billion as compared to $936 million for the corresponding period last year. Of this increase, $114 million, or 46.7%, was incurred by companies acquired in the past twelve months. Excluding cost of revenue, net of other direct costs incurred by acquired companies, cost of revenue, net of other direct costs increased $129 million, or 13.8%. For the year ended September 30, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.4% as compared to 51.9% in the corresponding period last year.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2007 increased $249 million, or 28.8%, to $1.1 billion as compared to $867 million for the corresponding period last year. Of this increase, $128 million, or 51.5%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $121 million, or 14.0%, consistent with the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit increased to 48.6% of revenue, net of other direct costs in the year ended September 30, 2007 from 48.1% in the corresponding period last year primarily due to improved project performance.

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures for our PTS segment for the year ended September 30, 2007 increased $1.1 million, or 68.1%, to $2.7 million as compared to $1.6 million for the corresponding period last year.

  Management Support Services

	Fiscal Year Ended
			Change
	September 30, 2007	September 30, 2006
			$	%
	($ in thousands)
Revenue	$818,587	$647,188	$171,399	26.5%
Other direct costs	709,034	550,476	158,558	28.8

Revenue, net of other direct costs	109,553	96,712	12,841	13.3
Cost of revenue, net of other direct costs	64,643	57,839	6,804	11.8

Gross profit	$44,910	$38,873	$6,037	15.5%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	59.0	59.8

Gross profit	41.0%	40.2%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2007 increased $171 million, or 26.5%, to $818 million as compared to $647 million for the corresponding period last year, none of which was provided by companies acquired in the past twelve months. This increase was primarily attributable to a higher volume of task orders received related to U.S. government activities in the Middle East.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2007 increased $12.8 million, or 13.3%, to $109.6 million as compared to $96.7 million for the corresponding period last year. The increase was primarily due to an increase in Company personnel associated with a higher volume of task orders received related to U.S. government activities in the Middle East.

  Cost of Revenue, Net of Other Direct Costs

        Cost of revenue, net of other direct costs for our MSS segment for the year ended September 30, 2007 increased $6.8 million, or 11.8%, to $64.6 million as compared to $57.8 million for the corresponding period last year. For the year ended September 30, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 59.0% as compared to 59.8% in the corresponding period last year.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2007 increased $6.0 million, or 15.5%, to $44.9 million as compared to $38.9 million for the corresponding period last year due to the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit increased to 41.0% in the year ended September 30, 2007 from 40.2% in the corresponding period last year.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for our MSS segment for the year ended September 30, 2007 increased $4.2 million, or 84.5%, to $9.1 million as compared to $4.9 million for the corresponding period last year. The increase was primarily attributable to our participation in the Nevada Test Site project that commenced in the fourth quarter of the year ended September 30, 2006.

Fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005

  Consolidated Results

	Fiscal Year Ended		Change
	September 30, 2006	September 30, 2005	$	%
	($ in thousands)
Revenue	$3,421,492	$2,395,340	$1,026,152	42.8%
Other direct costs	1,521,775	932,797	588,978	63.1

Revenue, net of other direct costs	1,899,717	1,462,543	437,174	29.9
Cost of revenue, net of other direct costs	993,909	785,066	208,843	26.6

Gross profit	905,808	677,477	228,331	33.7
Equity in earnings of joint ventures	6,554	2,352	4,202	178.7
General and administrative expenses	808,953	581,529	227,424	39.1

Income from operations	103,409	98,300	5,109	5.2
Minority interest in share of earnings	13,924	8,453	5,471	64.7
Interest expense—net	10,576	7,054	3,522	49.9

Income before income tax expense	78,909	82,793	(3,884)	(4.7)
Income tax expense	25,223	28,979	(3,756)	(13.0)

Net income	$53,686	$53,814	$(128)	(0.2)%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2006	September 30, 2005
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	52.3	53.7

Gross profit	47.7	46.3
Equity in earnings of joint ventures	0.3	0.2
General and administrative expenses	42.6	39.8

Income from operations	5.4	6.7
Minority interest in share of earnings	0.6	0.5
Interest expense—net	0.6	0.5

Income before income tax expense	4.2	5.7
Income tax expense	1.4	2.0

Net income	2.8%	3.7%

  Revenue

        Our revenue for the year ended September 30, 2006 increased $1.0 billion, or 42.8%, to $3.4 billion as compared to $2.4 billion for the corresponding period in fiscal 2005. Excluding revenue provided by companies acquired in the past twelve months, revenue increased $611.8 million, or 25.5%, over fiscal 2005. Revenue increased among most of our sectors and geographic markets. In particular, there was strong growth in our MSS segment due to increased revenue in several existing and new contract awards.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2006 increased $437 million, or 29.9%, to $1.9 billion as compared to $1.5 billion for the corresponding period in fiscal 2005. Of this increase, $282 million was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $155 million, or 10.6%, over fiscal 2005. The difference between the growth rates of our revenue and revenue, net of other direct costs is primarily attributable to the level of subcontracted costs and other direct costs which can vary significantly from period to period depending on contract requirements and contract mix. In addition, as we realize variations in our billable hours or utilization rates, revenue, net of other direct costs will vary.

  Cost of Revenue, Net of Other Direct Costs

        Our cost of revenue, net of other direct costs for the year ended September 30, 2006 increased $209 million, or 26.6%, to $994 million as compared to $785 million for the corresponding period in the year ended September 30, 2005. Of this increase, $128 million was incurred by companies acquired in the past twelve months. Excluding cost of revenue, net of other direct costs incurred by acquired companies, cost of revenue, net of other direct costs increased $81 million, or 10.3%, over the year ended September 30, 2005. Included in costs of revenue, net of other direct costs is stock match expense of $10.9 million and $2.4 million in fiscal 2006 and fiscal 2005, respectively. The cost of revenue, net of other direct costs across our business segments was generally in line with the changes in revenue, net of other direct costs for our business segments.

  Gross Profit

        Our gross profit for the year ended September 30, 2006 increased $228 million, or 33.7%, to $906 million as compared to $678 million for the corresponding period in fiscal 2005. Of this increase, $154 million was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $74 million, or 11.0%, over the year ended September 30, 2005. As a percentage of revenue, net of other direct costs, gross profit was 46.3% and 47.7% in the year ended September 30, 2005 and 2006, respectively. The increase in the year ended September 30, 2006 was primarily attributable to higher margins that were added through mergers and acquisitions in the past year in addition to margin improvements in our foreign operations.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2006 increased $4.2 million, or 179%, to $6.6 million as compared to $2.4 million for the corresponding period in the year ended September 30, 2005.

  General and Administrative Expense

        Our general and administrative expenses for the year ended September 30, 2006 increased $227 million, or 39.1%, to $809 million as compared to $582 million for the corresponding period in the year ended September 30, 2005. As a percentage of revenue, net of other direct costs, general and administrative expenses increased from 39.8% in the year ended September 30, 2005 to 42.6% in the year ended September 30, 2006.

        Included in general and administrative expense is amortization expense of acquired intangible assets. This amortization expense was $14.5 million in the year ended September 30, 2006, up $11.5 million, or 383.3%, over the year ended September 30, 2005 as a result of recent mergers and acquisitions. This expense will vary as we consummate mergers and acquisitions; however, we expect the amortization expense to be higher during the first 12 to 18 months following the acquisition due to the short-term nature of acquired backlog.

        Also included in general and administrative expense is stock match expense of $3.8 million and $0.8 million in the years ended September 30, 2006 and 2005, respectively.

        Also included in general and administrative expense is approximately $4.0 million in expense incurred related to our becoming a public reporting company, including our SOX compliance efforts.

        This overall increase in our general and administrative expense was largely the result of increased personnel, including personnel associated with acquired companies, the factors described above, increased costs to support growth and compliance efforts, as well as one-time expenses related to recent mergers and acquisitions of $5.5 million.

  Income From Operations

        An overall increase in our business activity, higher gross profit, offset by higher general and administrative expenses, resulted in income from operations of $103.4 million in the year ended September 30, 2006, an increase of $5.1 million, or 5.2%, from $98.3 million in the year ended September 30, 2005.

  Interest Expense—Net

        Our interest expense, net of $3.5 million of interest income, for the year ended September 30, 2006 increased $3.5 million, or 49.9%, to $10.6 million as compared to $7.1 million for the year ended September 30, 2005. This increase is primarily attributable to higher average borrowings throughout the year to fund mergers and acquisitions, partially offset by strong cash flow from operations, $128.4 million in excess proceeds from the $235.0 million sale of our Class F and Class G convertible stock and a $1.1 million gain on the termination of our interest-rate swap contracts. At September 30, 2006, borrowings under our Amended and Restated Credit Agreement, our Term Credit Agreement and senior notes outstanding totaled $133.8 million, as compared to $229.7 million at September 30, 2005.

  Income Tax Expense

        Our income tax expense was for fiscal 2006 decreased $3.8 million, or 13.0%, to $25.2 million as compared to $29.0 million for the corresponding period in fiscal 2005. The effective tax rate was 32.0% in fiscal 2006, as compared to 35.0% in fiscal 2005. The decrease in the effective tax rate was primarily attributable to the favorable resolution of certain contingencies relating to audits that were unresolved at September 30, 2005.

  Net Income

        The factors described above resulted in net income of $53.7 million in the year ended September 30, 2006, as compared to net income of $53.8 million in the year ended September 30, 2005.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2006	September 30, 2005	$	%
	($ in thousands)
Revenue	$2,774,304	$2,086,287	$688,017	33.0%
Other direct costs	971,299	666,721	304,578	45.7

Revenue, net of other direct costs	1,803,005	1,419,566	383,439	27.0
Cost of revenue, net of other direct costs	936,070	756,056	180,014	23.8

Gross profit	$866,935	$663,510	$203,425	30.7%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2006	September 30, 2005
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	51.9	53.3

Gross profit	48.1%	46.7%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2006 increased $688 million, or 33.0%, to $2.8 billion as compared to $2.1 billion for the year ended September 30, 2005. Of this increase, $414 million, or 60.2%, was provided by companies acquired in the past twelve months. Excluding revenue provided by acquired companies, revenue increased $274 million, or 13.1%, over the year ended September 30, 2005. PTS experienced growth throughout most of its business areas, with the exception of U.S. transportation operations due to temporary delays on certain large transportation projects.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2006 increased $383 million, or 27.0%, to $1.8 billion as compared to $1.4 billion for the year ended September 30, 2005. Of this increase, $282 million was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $101 million, or 7.1%, over fiscal 2005. Revenue, net of other direct costs increased at a lower rate as compared to revenue due to higher pass-through costs to subcontractors included in revenue.

  Cost of Revenue, Net of Other Direct Costs

        Cost of revenue, net of other direct costs for our PTS segment for the year ended September 30, 2006 increased $180 million, or 23.8%, to $936 million as compared to $756 million for the corresponding period in the year ended September 30, 2005. Of this increase, $128 million was incurred by companies acquired in the past twelve months. Excluding cost of revenue, net of other direct costs incurred by acquired companies, cost of revenue, net of other direct costs increased $52 million, or 6.9%.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2006 increased $203 million, or 30.7%, to $867 million as compared to $664 million for the year ended September 30, 2005. Of this increase, $154 million was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $49 million, or 7.4%. As a percentage of revenue, net of other direct costs, gross profit was 48.1% of revenue, net of other direct costs in fiscal 2006 as compared to 46.7% in the year ended September 30, 2005. These changes were attributable to the factors described above.

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures for our PTS segment for the year ended September 30, 2006 decreased $0.7 million, or 31.5%, to $1.6 million as compared to $2.3 million for the year ended September 30, 2005.

Management Support Services

	Fiscal Year Ended		Change
	September 30, 2006	September 30, 2005	$	%
	($ in thousands)
Revenue	$647,188	$309,053	$338,135	109.4%
Other direct costs	550,476	266,076	284,400	106.9

Revenue, net of other direct costs	96,712	42,977	53,735	125.0
Cost of revenue, net of other direct costs	57,839	29,010	28,829	99.4

Gross profit	$38,873	$13,967	$24,906	178.3%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2006	September 30, 2005
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	59.8	67.5

Gross profit	40.2%	32.5%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2006 increased $338.1 million, or 109.4%, to $647.2 million as compared to $309.1 million for the corresponding period in the year ended September 30, 2005, none of which was provided by companies acquired in the past 12 months. The increase in revenue was primarily attributable to the continuing military activities in the Middle East, resulting in demand for maintenance and operations of installations as well as modification work on military vehicles and systems. We also realized a substantial increase in the value of our indefinite delivery/indefinite quantity contracts. The nature of our work task orders focus on establishing facilities, general support and maintenance for U.S. military pre-positioned stocks, logistics, equipment and fleet management.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2006 increased $53.7 million, or 125.0%, to $96.7 million as compared to $43.0 million for the year ended September 30, 2005. Revenue, net of other direct costs increased at a slower rate than revenue due to a higher amount of pass-through costs that are included in revenue.

  Cost of Revenue, Net of Other Direct Costs

        Cost of revenue, net of other direct costs for our MSS segment for the year ended September 30, 2006 increased $28.8 million, or 99.4%, to $57.8 million as compared to $29.0 million for the year ended September 30, 2005. This increase was due to higher indirect expenses associated with the increase in business volume and employee-related expenses.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2006 increased $24.9 million, or 178.3%, to $38.9 million as compared to $14.0 million for the year ended September 30, 2005. As a percentage of revenue, net of other direct costs, gross profit was 40.2% in fiscal 2006 as compared to 32.5% in the year ended September 30, 2005.

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures for our MSS segment for the year ended September 30, 2006 increased $4.9 million to $4.9 million as compared to $0.0 million for the year ended September 30, 2005. The increase was primarily attributable to earnings from recently formed unconsolidated joint ventures. Due to our minority interest in these joint ventures, the earnings are not reflected in revenue for our MSS segment. The joint ventures provide peacekeeping services, administrative support for civilian agencies and response training for law enforcement and military personnel. In addition, the award of the management and operations contract of the U.S. government's Nevada Test Site to the limited liability company for which we serve as a key partner provided earnings contribution through contract award fee performance.

Seasonality

        We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, primarily due to lower utilization rates attributable to holidays recognized around the world. Our revenue is typically higher in the last half of the year. Many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. In addition, we find that the U.S Federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30. Further, our construction management revenue typically increases during the high construction season of the summer months. Within the U.S., as well as other parts of the world, we generally benefit from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services. For these reasons coupled with the number and significance of client contracts commenced and completed during a period as well as the time of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Liquidity and Capital Resources

  Cash Flows

        In May 2007, we completed the initial public offering of 40,422,500 shares of our common stock, which included the exercise of the underwriters' over-allotment option to purchase 5,272,500 shares, at $20.00 per share. Of the total shares sold in the offering, 15,261,203 were sold by stockholders of the Company. Proceeds to AECOM, net of underwriting discounts, commissions, and other offering related costs, were $468,300,000, of which $75,400,000 was used to fund elections by employees to diversify their holdings of AECOM stock units in the Company's stock purchase plan.

        Our principal source of liquidity is cash flows from operations, and our principal uses of cash are for operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We anticipate that our operating cash flows, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our projected cash requirements for at least the next twelve months.

        At September 30, 2007, cash and cash equivalents were $414.5 million, an increase of $286.6 million, or 224%, from $127.9 million at September 30, 2006. This increase was primarily attributable to the initial public offering of common stock, partially offset by repayment of debt and cash consideration paid in business acquisitions.

        Net cash provided by operating activities was $137.5 million for the year ended September 30, 2007, an increase of $16.2 million, or 13.4%, from $121.3 million for the year ended September 30, 2007. The increase was primarily attributable to increased net income, partially offset by a decrease in accounts payable.

        Net cash used in investing activities was $191.9 million for the year ended September 30, 2007, an increase of $120.1 million, or 167%, from the net cash used in investing activities of $71.8 million in the year ended September 30, 2006. For the year ended September 30, 2007, net cash used in business combinations was $158.7 million as compared to $53.3 million for the year ended September 30, 2007. Acquisitions in the year ended September 30, 2007 included Hayes, Seay, Mattern, & Mattern, Inc., RETEC, Inc., and STS Consultants, Ltd.

        Net cash provided by financing activities was $338.2 million for the year ended September 30, 2007, an increase of $314.4 million from cash provided by financing activities of $23.8 million in the year ended September 30, 2006. The increase was primarily a result of $468.3 million in net proceeds from our May 2007 initial public offering of common stock, partially offset by $75.4 million that was used to fund a rabbi trust associated with amounts diversified under our stock purchase plan. Additionally, the increase was partially offset by the effect of the redemption of our Class D preferred stock in the prior year and proceeds from issuance of our Class F and G preferred stock.

  Working Capital

        Working capital, or current assets less current liabilities, increased $396.3 million, or 197%, to $597.7 million at September 30, 2007 from $201.3 million at September 30, 2006 primarily as a result of our initial public offering of common stock and newly acquired companies. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $129.4 million, or 16.8%, to $899.3 million at September 30, 2007 from $769.9 million at September 30, 2006 primarily attributable to an increase of $210.1 million, or 23.2%, in our fiscal 2007 fourth quarter revenue as compared to the corresponding period last year.

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

  Borrowings and Lines of Credit

        At September 30, 2007 and 2006, our long-term obligations consisted of the following:

	September 30, 2007	September 30, 2006
	(in thousands)
Senior Notes	$8,333	$68,810
Term credit agreement	37,015	65,000
Other debt	2,602	3,645

Total long-term obligations	47,950	137,455
Less: Current portion of long-term obligations	(8,764)	(14,665)

Long-term obligations, less current portion	$39,186	$122,790

  Amended and Restated Credit Agreement

        We have an unsecured credit agreement with a syndicate of banks to support our working capital and acquisition needs. In August 2007, we amended and restated this agreement, primarily to increase the size of the facility. The amended and restated credit agreement ("ARCA") increased the available borrowing capacity under our unsecured revolving credit facility to $600 million from $300 million, and extended the expiration date to August 31, 2012. We may also, at our option, increase the commitments under the facility up to a total of $750 million. The ARCA contains customary representations and warranties, affirmative and negative covenants and events of default, which include a sub-limit for financial and commercial standby letters of credit of $100 million. We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%. In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment. Borrowings under the ARCA are limited by certain financial covenants. At September 30, 2006 and September 30, 2007, there were no borrowings under the ARCA. At September 30, 2007 and September 30, 2006, outstanding standby letters of credit totaled $24.3 million and $23.1 million, respectively. At September 30, 2007, we had $575.7 million available for borrowing under the ARCA.

  Senior Notes

        June 2008 Notes:    On June 9, 1998, we issued $60.0 million of 6.93% senior notes due June 9, 2008. The June 2008 Notes were unsecured and had an average life of seven years. The annual principal payments of $8.6 million began June 9, 2002. These notes were repaid in full in the quarter ended June 30, 2007.

        October 2008 Notes:    On September 9, 2002, we issued $25.0 million of 6.23% senior notes due October 15, 2008. The October 2008 Notes are unsecured and have an average life of five years. The annual principal payments of $8.3 million were scheduled to begin October 15, 2006; however, we elected to pre-pay the first principal payment in September 2006. Except for $8.3 million, the remaining principal balances of these notes were repaid in the quarter ended June 30, 2007.

        April 2012 Notes:    On April 14, 2000, we issued $35.0 million of 8.38% senior notes due April 14, 2012. The April 2012 Notes were unsecured and had an average life of 10 years. These notes were repaid in full in the quarter ended June 30, 2007.

  Term Credit Agreement

        On September 22, 2006, through certain of our wholly-owned subsidiaries, we closed an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate. The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, we also provided a parent-company guarantee. The terms and conditions of the term credit agreement are similar to those contained in the ARCA. At September 30, 2007, outstanding borrowings under this agreement were $37.0 million.

  Other Debt

        At September 30, 2007, we had five non-U.S. unsecured credit facilities used to cover periodic overdrafts and to issue letters of credit in the aggregate amount of $84 million.

        We also issued promissory notes to certain former shareholders of acquired companies. The promissory notes of $0.7 million due to the former shareholders carry fixed and LIBOR-indexed interest rates. These promissory notes have maturities ranging from January 2006 to April 2010.

  Commitments and Contingencies

        Other than normal property and equipment additions and replacements, expenditures to further the implementation of our ERP system, commitments under our incentive compensation programs,

repurchases of shares of our common stock, and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below. However, as we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

        As of September 30, 2007, there was approximately $57.4 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        As discussed in Notes 1 and 10 to the consolidated financial statements, we adopted certain provisions of SFAS 158 as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of its pension plans. We currently expect to contribute $15.2 million to our non-U.S. plans in 2008. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. We currently expect to contribute $3.7 million to our domestic plans in the year ending 2008. In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Contractual Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2007:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Long-term debt (including accrued interest)	$47,950	$8,764	$31,422	$7,764	$—
Operating leases	524,945	119,321	154,822	101,556	149,246
Capital leases	960	616	344	—	—
Pension obligations	252,655	20,088	40,641	46,612	145,314

Total Contractual Obligations and Commitments	$826,510	$148,789	$227,229	$155,932	$294,560

        We believe that our cash generated from operations and amounts that we expect to be available for borrowing under credit facilities will be sufficient to meet our capital requirements, including our commitments and contingencies, for at least the next twelve months.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the year ending September 30, 2009. We are currently evaluating the impact of the provisions of SFAS 157 on our results of operations and financial position.

        In June 2006, the FASB issued FASB Interpretation FIN, No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions. FIN 48 becomes effective for us in the year beginning October 1, 2007. We are in the process of determining the effect of the adoption of FIN 48 on our results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of October 1, 2008. We have not completed our evaluation of the impact of the provisions of SFAS No. 159.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates. We actively monitor these exposures. To reduce our exposure to market risk, we have, in the past, entered into derivative financial instruments such as forward contracts or interest rate hedge contracts. Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures. We do not use derivative financial instruments for speculative purposes. We currently have no material derivative instruments outstanding.

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

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2007 and 2006, we had $37.0 and $65.0 million, respectively, outstanding in borrowings under our credit facility and our term credit agreement. Interest on amounts borrowed under the credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance. For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%. For the year ended September 30, 2007, our weighted average borrowings on our senior credit facility were $75.6 million. If short term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $0.8 million. We invest our cash in money market securities or other high quality, short-term securities that are subject to minimal credit and market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited the accompanying Consolidated Balance Sheets of AECOM Technology Corporation (the "Company"), as of September 30, 2007 and 2006, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements in fiscal 2007, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", and its method of accounting for defined benefit pension and other post retirement plans in accordance with Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R)".

/s/ ERNST & YOUNG LLP Los Angeles, California November 26, 2007

AECOM Technology Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,943	$118,477
Cash in consolidated joint ventures	36,572	9,393

Total cash and cash equivalents	414,515	127,870
Marketable securities	3,179	—
Accounts receivable—net	1,091,682	913,178
Prepaid expenses and other current assets	67,087	52,827

TOTAL CURRENT ASSETS	1,576,463	1,093,875
PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	120,633	85,201
Leasehold improvements	48,504	31,539

Total	169,137	116,740
Accumulated depreciation and amortization	(50,935)	(26,417)

PROPERTY AND EQUIPMENT—NET	118,202	90,323
DEFERRED TAX ASSETS—NET	61,594	98,449
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	23,551	19,943
GOODWILL—NET	592,233	466,508
INTANGIBLE ASSETS—NET	30,928	18,168
OTHER NON-CURRENT ASSETS	88,850	38,508

TOTAL ASSETS	$2,491,821	$1,825,774

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,926	$2,716
Accounts payable and other current liabilities	228,350	265,192
Accrued expenses	491,989	365,548
Billings in excess of costs on uncompleted contracts	192,400	143,283
Income taxes payable	42,664	35,646
Deferred tax liability—net	14,641	12,824
Share purchase liability	—	55,394
Current portion of long-term obligations	6,838	11,949

TOTAL CURRENT LIABILITIES	978,808	892,552
OTHER LONG-TERM LIABILITIES	174,253	112,970
LONG-TERM DEBT	39,186	122,790
MINORITY INTEREST	21,089	18,701
REDEEMABLE COMMON STOCK AND COMMON STOCK UNITS	—	771,207
NOTES RECEIVABLE FROM STOCKHOLDERS	—	(36,552)
REDEEMABLE PREFERRED STOCK, Class F—authorized, 200,000; issued and outstanding, 47,000 and 0 as of September 30, 2006 and 2007, respectively; $2,500 liquidation preference value	—	117,500
REDEEMABLE PREFERRED STOCK, Class G—authorized, 200,000; issued and outstanding, 47,000 and 0 as of September 30, 2006 and 2007, respectively; $2,500 liquidation preference value	—	117,500
STOCKHOLDERS' (DEFICIT)/EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 56,203 and 49,779 shares at September 30, 2006 and 2007; respectively, $100 liquidation preference value	4,978	—
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 56 and 72 shares as of September 30, 2006 and 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 and 5 shares as of September 30, 2006 and 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 34,183,074 and 99,061,692, as of September 30, 2006 and 2007, respectively	991	—
Additional paid-in capital (deficit)	1,224,164	(254,225)
Accumulated other comprehensive loss	(26,211)	(36,669)
Retained earnings	74,563	—

TOTAL STOCKHOLDERS' (DEFICIT)/EQUITY	1,278,485	(290,894)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$2,491,821	$1,825,774

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
Revenue	$4,237,270	$3,421,492	$2,395,340
Cost of revenue	3,076,092	2,515,684	1,717,863

Gross profit	1,161,178	905,808	677,477
Equity in earnings of joint ventures	11,828	6,554	2,352
General and administrative expenses	1,017,067	808,953	581,529

Income from operations	155,939	103,409	98,300
Minority interest in share of earnings	16,404	13,924	8,453
Gain on sale of equity investment	11,286	—	—
Interest expense, net	3,321	10,576	7,054

Income before income tax expense	147,500	78,909	82,793
Income tax expense	47,203	25,223	28,979

Net income	$100,297	$53,686	$53,814

Net income allocation:
Preferred stock dividend	$249	$2,205	$5,506
Net income available for common stockholders	100,048	51,481	48,308

Net income	$100,297	$53,686	$53,814

Net income per share:
Basic	$1.37	$0.94	$0.93

Diluted	$1.15	$0.74	$0.84

Weighted average shares outstanding:
Basic	73,091	54,856	51,880
Diluted	87,537	72,658	63,978

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Stockholders' Equity
(in thousands)

	Convertible Preferred Stock	Common Stock	Stock Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE AT SEPTEMBER 30, 2004	$—	$—	$1,605	$(129,260)	$(31,733)	$—	$(159,388)

Comprehensive income:
Net income						53,814	53,814
Foreign currency translation adjustments					(7,308)		(7,308)
Defined benefit minimum pension liability adjustment					(26,356)		(26,356)

Total comprehensive income							20,150
Tax benefit related to appreciation in value under stock purchase plan						16,427	16,427
Preferred stock dividend						(256)	(256)
Dividend on Class D preferred stock						(5,250)	(5,250)
Tax benefit from exercise of stock options				2,853			2,853
Increase in carrying value of redeemable common and preferred stock and stock units				(49,682)		(64,735)	(114,417)

BALANCE AT SEPTEMBER 30, 2005	—	—	1,605	(176,089)	(65,397)	—	(239,881)

Comprehensive income:
Net income						53,686	53,686
Foreign currency translation adjustments					11,236		11,236
Defined benefit minimum pension liability adjustment					17,492		17,492

Total comprehensive income							82,414
Tax benefit related to appreciation in value under stock purchase plan						14,807	14,807
Preferred stock dividend and preferred stock units						(305)	(305)
Dividend on Class D preferred stock						(1,900)	(1,900)
Tax benefit from exercise of stock options				3,479			3,479
Class D preferred stock issuance costs				2,100			2,100
Redemption of Class D preferred stock				(41,486)			(41,486)
Class F and Class G preferred stock issuance costs				(2,880)			(2,880)
Liquidation of Class D preferred stock			(1,605)				(1,605)
Increase in carrying value of redeemable common and preferred stock and stock units				(39,349)		(66,288)	(105,637)

BALANCE AT SEPTEMBER 30, 2006	—	—	—	(254,225)	(36,669)	—	(290,894)

Comprehensive income:
Net income				25,520		74,777	100,297
Foreign currency translation adjustments					15,020		15,020
Defined benefit minimum pension liability adjustment					(4,562)		(4,562)

Total comprehensive income							110,755
Proceeds from the issuance of common stock in initial public offering, net of $4.0 million of issuance costs		199		392,667			392,866
Conversion of preferred stock		187		234,813			235,000
Reclassification of common and preferred stock units	5,012	664		816,952			822,628
Issuance of stock		33		65,232			65,265
Repurchases of stock	(283)	(63)		(50,464)			(50,810)
Preferred stock dividend	249	—		(35)		(214)	—
Proceeds from exercise of options		4		3,005			3,009
Tax benefit from exercise of options		—		7,225			7,225
Stock based compensation		13		24,953			24,966
Repayment of stockholder notes		(46)		(14,254)			(14,300)
Tax effect related to stock purchase plan		—		(27,225)			(27,225)

BALANCE AT SEPTEMBER 30, 2007	$4,978	$991	$—	$1,224,164	$(26,211)	$74,563	$1,278,485

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,297	$53,686	$53,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,126	39,830	19,928
Equity in earnings of unconsolidated joint ventures	(11,828)	(6,554)	(2,352)
Distribution of earnings from unconsolidated affiliates	10,912	6,867	364
Stock match and other non-cash stock compensation	24,966	14,779	3,214
Excess tax benefit from share based payment	(7,225)	—	—
Write-off of deferred financing costs and make-whole premium	3,166	2,100	—
Minimum pension liability adjustment	(4,562)	17,492	(26,356)
Interest income on notes from stockholders	(754)	(2,111)	(2,008)
Foreign currency translation	14,625	6,445	(8,926)
Deferred income tax expense (benefit)	15,667	(12,136)	13,093
Gain on sale of equity investment	(11,286)	—	—
Gain on sale-leaseback	(2,010)	—	—
Gain on termination of interest rate hedge	—	(1,139)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(114,548)	(135,418)	(72,407)
Prepaid expenses and other assets	1,022	(12,845)	(15,418)
Accounts payable	(51,154)	47,433	18,757
Accrued expenses and other current liabilities	88,403	74,550	35,593
Billings in excess of costs on uncompleted contracts	42,410	14,525	24,782
Other long-term liabilities	(14,455)	(16,060)	34,545
Income taxes receivable/payable	8,691	29,822	(30,036)

Net cash provided by operating activities	137,463	121,266	46,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(158,742)	(53,296)	(158,894)
Sales (purchases) of investments	(3,179)	—	60,538
Deferred income tax on gain from the sale of a building	—	(6,494)	—
Net investment in unconsolidated affiliates	(1,704)	(1,026)	(8,249)
Payments for capital expenditures	(43,203)	(32,300)	(31,175)
Proceeds from sale of equity investment	14,683	—	—
Proceeds from sale of property and equipment	225	21,301	785

Net cash used in investing activities	(191,920)	(71,815)	(136,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in initial public offering	468,280	—	—
Proceeds from borrowings under credit agreements	197,579	342,161	130,000
Repayments of borrowings under long-term obligations	(287,084)	(442,013)	(9,106)
Funding of stock purchase plan rabbi trust	(75,413)	—	—
Proceeds from issuance of common and preferred stock and units	55,395	62,178	37,057
Proceeds from exercise of stock options	3,009	5,754	4,914
Payments to repurchase common stock and common stock units	(50,076)	(59,155)	(73,538)
Proceeds from payment of notes receivable from stockholders	22,663	—	—
Payment of debt prepayment premium	(3,166)	—	—
Excess tax benefit from share based payment	7,225	—	—
Net proceeds from issuance of Class F and G preferred stock	—	232,120	—
Payments to redeem Class D preferred stock	—	(116,486)	—
Proceeds from terminating interest rate hedge	—	1,139	—
Payments of dividends on convertible preferred stock	(249)	(1,900)	(5,250)

Net cash provided by financing activities	338,163	23,798	84,077

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,939	269	196
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	286,645	73,518	(6,135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	127,870	54,352	60,487

CASH AND CASH EQUIVALENTS AT END OF YEAR	$414,515	$127,870	$54,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Retirement of fully depreciated equipment (non-cash)	$16,676	$8,122	$11,554

Interest paid	$7,751	$14,584	$8,788

Income taxes paid, net of refunds received	$36,345	$16,366	$20,182

See accompanying Notes to Consolidated Financial Statements.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Organization—AECOM Technology Corporation, or the Company, provides professional technical services to the United States government, state, local and non-U.S. governments and agencies and commercial customers. These services encompass a variety of technical disciplines, including consulting, planning, architecture, engineering, construction management, project management, asset management, environmental services and design-build services. These services are applied to a number of areas and industries, including transportation infrastructure; research, testing and defense facilities; water, wastewater and other environmental programs; land development; security and communication systems; institutional, mining, industrial and commercial and energy-related facilities. The Company also provides operations and maintenance services to governmental agencies throughout the United States and abroad.

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2007, 2006 and 2005 each contained 52 weeks and ended on September 28, September 29 and September 30, respectively.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts and self-insurance accruals. Actual results could differ from those estimates.

        Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation.

        Investments in Unconsolidated Joint Ventures—The Company has non-controlling operational interests in joint ventures accounted for under the equity method. Services performed by the Company and billed to joint ventures with respect to work done by the Company for third-party customers are recorded as revenues of the Company in the period in which such services are rendered. In certain joint ventures, a fee is added to the respective billings from the Company and the other joint venture partners on the amounts billed to the third-party customers. These fees result in earnings to the joint venture and are split with each of the joint venture partners and paid to the joint venture partners upon collection from the third-party customer. The Company records its allocated share of these fees as equity in earnings of joint ventures.

        Variable Interest Entities—The Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," (FIN 46R) requires the primary beneficiary of a variable interest entity (VIE) among other things, to consolidate into its financial statements the financial results of the VIE and to make certain disclosures regarding the VIEs (unless the primary beneficiary also holds a majority voting interest). At September 30, 2007, the total assets and liabilities of VIEs where the Company was the primary beneficiary were $161.6 million and $108.6 million, respectively, as compared to total assets of $125.4 million and total liabilities of $80.9 million at September 30, 2006. See Note 8, Investments in Unconsolidated Joint Ventures regarding financial information of VIE's where the Company is not the primary beneficiary.

        Revenue Recognition and Costs—In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and generally accepted accounting principles, are included in the Company's revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2007, 2006 and 2005 were $1.8, $1.5 and $0.9 million, respectively.

        The Company's contract revenues are determined using the percentage-of-completion method based generally on the ratio of direct labor dollars incurred to estimated total direct labor dollars at the completion of the contract. Recognition of revenue and profit under this revenue recognition method is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Due to uncertainties inherent in the estimation progress, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known.

        Cost-Plus Contracts.    The Company enters into two major types of cost-plus contracts:

        Cost-Plus Fixed Fee.    Under cost-plus fixed fee contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. The total estimated cost plus the fixed negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor and other direct costs incurred, plus the portion of the fixed fee it has earned to date.

        Cost-Plus Fixed Rate.    Under the Company's cost-plus fixed rate contracts, the Company charges clients for its direct and indirect costs based upon a negotiated rate. The Company recognizes revenue based on the actual total costs it has expended and the applicable fixed rate.

        Certain cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, the Company may share award fees with subcontractors. The Company records accruals for fee-sharing as fees are earned. The Company generally recognizes revenue to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. The Company takes the award fee or penalty on contracts into consideration when estimating revenue and profit rates, and it records revenue related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received. Once an award letter is received, the estimated or accrued fees are adjusted to the actual award amount.

        Certain cost-plus contracts provide for incentive fees based on performance against contractual milestones. The amount of the incentive fees varies, depending on whether the Company achieves above, at, or below target results. The Company originally recognizes revenue on these contracts based upon expected results. These estimates are revised when necessary based upon additional information that becomes available as the contract progresses.

        Fixed-Price Contracts.    The Company enters into fixed-price contracts:

        Firm Fixed-Price.    The Company's firm fixed-price contracts have historically accounted for most of its fixed-price contracts. Under firm fixed-price contracts, clients pay the Company an agreed amount negotiated in advance for a specified scope of work. The Company recognizes revenue on firm fixed-price contracts using the percentage-of-completion method described above. Prior to completion, recognized profit margins on any firm fixed-price contract depend on the accuracy of the Company's estimates and will increase to the extent that its actual costs are below the estimated amounts. Conversely, if the Company's costs exceed these estimates, its profit margins will decrease and the Company may realize a loss on a project. The Company recognizes anticipated losses on contracts in the period in which they become evident.

        Time-and-Materials Contracts.    The Company enters into time-and-materials contracts:

        Time-and-Materials Contracts.    Under the Company's time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct incidental expenditures that it incurs in connection with its performance under the contract. The Company's profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Many of the Company's time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were a fixed-price contract.

        Service-Related Contracts.    The Company enters into service-related contracts:

        Service-Related Contracts.    Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

        Contract Claims—In accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," the Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2007 and 2006, the Company had no significant net receivables related to contract claims.

        Government Contract Matters—The Company's federal government and certain state and local agency contracts are subject to among other regulations, regulations issued under the Federal Acquisition Regulations (FAR). These regulations can limit the recovery of certain specified indirect costs on contracts and subjects the Company to multiple audits by government agencies such as the Defense Contract Audit Agency (DCAA). In addition, most of the Company's federal and state and local contracts are subject to termination at the discretion of the client.

        Audits by the DCAA and other agencies consist of reviews of the Company's overhead rates, operating systems and cost proposals to ensure that the Company accounted for such costs in accordance with the Cost Accounting Standards of the FAR (CAS). If the DCAA determines the Company has not accounted for such costs consistent with CAS, the DCAA may disallow these costs. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit. However, there can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future.

        Cash and Cash Equivalents—The Company's cash equivalents include highly liquid investments which have an initial maturity of 90 days or less.

        Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management's evaluation of the contracts involved and the financial condition of its clients. The factors the Company considers in its contract evaluations include, but are not limited to:

  •
  Client type—federal or state and local government or commercial client;
  •
  Historical contract performance;
  •
  Historical collection and delinquency trends;
  •
  Client credit worthiness; and
  •
  General economic conditions

        Concentration of Credit Risk—Financial instruments, which subject the Company to credit risk, consist primarily of cash and cash equivalents and net accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. As of September 30, 2007 and 2006, no accounts receivable from a single commercial client exceeded 10% of the Company's total accounts receivable. The Company regularly performs credit evaluations of its clients and considers these evaluations in the determination of its allowance for doubtful accounts.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility and loans under the Senior Executive Equity Investment Plan approximates fair value because the interest rates are based upon variable reference rates. The fair value of the senior secured notes as of September 30, 2006 and September 30, 2007 was not materially different than the carrying value.

        Property and Equipment—Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement.

        Deferred Loan Costs—Deferred loan costs that relate to the Company's long term debt are being amortized over the terms of the respective agreements.

        Long-lived Assets—Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset's carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell.

        Goodwill and Related Intangible Assets—Goodwill represents the excess amounts paid over the fair value of net assets acquired in mergers and acquisitions. In order to determine the amount of goodwill resulting from a merger or acquisition, the Company performs an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, such as backlog and customer relationships, patents, trademarks/trade names and other assets.

        Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets", requires that the Company perform an impairment test of its goodwill at least annually for each reporting unit of the Company. Reporting units for purposes of this test are consistent with the Company's reportable segments and consist of Professional Technical Services and Management Support Services. The impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit's goodwill. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires the Company to perform a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. In the event that the current fair value of the goodwill is less than the carrying value, an impairment charge is recognized. The Company performs this test annually in its fiscal fourth quarter and concluded that no impairment existed at September 30, 2007, 2006, or 2005.

        Pension Plans—The Company has certain defined benefit pension plans. The Company calculates the market-related value of assets, which is used to determine the return-on-assets component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. This calculation reflects the Company's anticipated long-term rate of return and amortization of the difference between the actual return (including capital, dividends, and interest) and the expected return over a five-year period. Cumulative net unrecognized gains or losses that exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are subject to amortization.

        Insurance Reserves—The Company maintains insurance for business risks. Insurance coverage contains various retention and deductible amounts for which the Company provides accruals based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. For certain professional liability risks, the Company's retention amount under its claims-made insurance policies does not include an accrual for claims incurred but not reported due to the Company's inability to reliably estimate any potential liability including any potential legal expense to be incurred in defending the Company's position against such claims if they occur. The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company's results of operations or financial position.

        Foreign Currency Translation—Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders' equity. The foreign currency translation adjustment balance within accumulated other comprehensive income at September 30, 2007 and 2006, was $24.4 million and $9.4 million, respectively.

        The Company uses forward exchange contracts from time to time to mitigate foreign currency risk. The Company limits exposure to foreign currency fluctuations in most of its contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, the Company generally does not need to hedge foreign currency cash flows for contract work performed. The functional currency of all significant foreign operations is the respective local currency.

        Accounting for Derivative Instruments and Hedging—SFAS No. 133, Accounting for Derivative Instruments and Hedging requires all derivatives to be stated on the balance sheet at fair value. Derivatives that are not hedges or are ineffective hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income/(loss) until the hedged item is recognized in earnings. The Company's derivatives are recorded on the balance sheet at fair value and changes in the value of the derivatives are adjusted through income. As of September 30, 2007 and 2006, the Company had no derivative instruments reflected on its balance sheet.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses are expensed in the period incurred.

        Income Taxes—The Company files a consolidated federal income tax return and combined California franchise tax return. In addition, the Company files other returns that are required in the states and jurisdictions in which it does business, which includes the Company and its subsidiaries. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and potential tax planning strategies. Based upon management's assessment of all available evidence, the Company has concluded that it is more likely than not that the deferred tax assets will be realized, net of valuation allowance.

        Stock-Based Compensation—The Company's stock compensation plans including its employee stock option plan are accounted for in accordance with SFAS No. 123 (revised 2004), "Share-Based Payments" (SFAS 123R), which requires the Company to expense the value of employee stock options and similar awards. Under SFAS 123R, such awards result in a cost that is measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The Company adopted the prospective transition method under SFAS 123R. Under this method, prior periods were not restated to reflect the impact of SFAS 123R.

        Defined Benefit Pension Plans—In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with defined benefit pension plans in their financial statements. The Company has recognized such obligations as of September 30, 2007. Additionally, the Company will be required to measure such obligations as of the end of its fiscal year, rather than up to three months earlier as had been previously permitted, effective in its fiscal year ending September 30, 2009. See further discussion of the impact of adopting SFAS 158 in Note 10, Employee Benefit Plans.

        Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its results of operations and financial position.

        In June 2006, the FASB issued FASB Interpretation FIN, No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions. FIN 48 becomes effective for the Company in fiscal year beginning October 1, 2007. The Company is currently evaluating the effect of the adoption of FIN 48 on its results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of October 1, 2008. The Company has not completed its evaluation of the impact of the provisions of SFAS No. 159.

2. Initial Public Offering

        In May 2007, the Company completed the initial public offering ("IPO") of 40.4 million shares of common stock, which included the exercise of the underwriters' over-allotment option to purchase 5.3 million shares, at $20.00 per share, before underwriting discounts and commissions. Of the total shares sold in the offering, 15.3 million were sold by stockholders of the Company. Proceeds to AECOM, net of underwriting discounts, commissions, and other offering related costs, were approximately $468.3 million, of which $75.4 million was used to fund elections by employees to diversify their holdings in the Company's stock purchase plan.

        Prior to the IPO, redeemable common and preferred stock and stock units were classified outside permanent equity because redemption was not solely within the control of the Company. Effective with the closing of the IPO, $235 million of the Company's redeemable preferred stock class F and G were converted into common stock and stock units and $817 million of redeemable common stock and stock units were classified by the Company into equity. The Company had notes receivable from employees that were paid prior to the closing of the IPO, of which approximately $14.3 million were repaid by the employees in equity consideration.

        As noted above, prior to the IPO, redeemable common and preferred stock and stock units were classified outside permanent equity because redemption was not solely within the control of the Company. As a result of this treatment in prior year, the Company had recorded a deferred tax allowance which was reversed with the closing of the IPO impacting equity by $27.2 million in fiscal 2007.

3. Mergers and Acquisitions

        The aggregate value of all consideration for the mergers and acquisitions consummated during the years ended September 30, 2007 and 2006 were $173 million and $90 million, respectively. The following table summarizes the estimated fair values, in thousands, of the assets acquired and liabilities assumed, as of the dates of acquisitions, of acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Current assets	$85,098	$91,064
Property and equipment	15,407	7,062
Other non-current assets	2,770	931
Goodwill	125,725	62,445
Intangible assets	25,146	9,600
Current liabilities	(67,378)	(72,824)
Non-current liabilities	(2,713)	(1,982)

Net assets acquired	$184,055	$96,296

        All of the acquisitions above were accounted for under the purchase method of accounting. As such, the purchase consideration of each acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The results of operations of each of the companies acquired have been included in the Company's financial statements from the dates of acquisition.

4. Goodwill and Other Intangible Assets

        The changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2007 and 2006 were as follows:

	Fiscal Year 2007
	September 30, 2006	Goodwill Additions	Post- Acquisition Adjustments	September 30, 2007
	(in thousands)
Reporting Unit:
Professional Technical Services	$457,575	$125,562	$670	$583,807
Management Support Services	8,933	—	(507)	8,426

Total	$466,508	$125,562	$163	$592,233

	Fiscal Year 2006
	September 30, 2005	Goodwill Additions	Post- Acquisition Adjustments	September 30, 2006
	(in thousands)
Reporting Unit:
Professional Technical Services	$395,130	$61,273	$1,172	$457,575
Management Support Services	8,933	—	—	8,933

Total	$404,063	$61,273	$1,172	$466,508

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2007 and 2006, included in intangible assets—net in the accompanying Consolidated Balance Sheets, were as follows:

	September 30, 2007		September 30, 2006
Identifiable Intangible Assets:	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$28,669	$24,849	$16,687	$15,254
Customer relationships	30,478	4,645	18,179	2,180
Trademarks/Trade-names	1,764	489	899	163

Total	$60,911	$29,983	$35,765	$17,597

        At the time of acquisition, the Company estimates the amount of the identifiable intangible assets acquired based upon historical valuations and the facts and circumstances available at the time. The Company concludes the value of identifiable intangible assets during the purchase allocation period. This period may cross into the next fiscal year. For the years ended September 30, 2007 and 2006, the Company's amortization expense for acquired intangible assets with finite useful lives was $12.4 million and $14.5 million, respectively. The following table presents, in thousands, estimated future amortization expense for acquired intangibles:

Year Ending September 30,
2008	$7,176
2009	4,009
2010	3,266
2011	3,123
2012	2,953
Thereafter	10,401

Total	$30,928

5. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Billed	$635,996	$543,606
Unbilled	466,612	372,034
Contract retentions	40,522	38,921

Total accounts receivable—gross	1,143,130	954,561
Allowance for doubtful accounts	(51,448)	(41,383)

Total accounts receivable — net	$1,091,682	$913,178

Billings in excess of costs on uncompleted contracts	$192,400	$143,283

        Billed accounts receivable represent amounts invoiced to clients that have yet to be collected. Contract retentions represent amounts invoiced to clients; however payment has been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding several months or years. Unbilled accounts receivable represents revenue recognized but not yet invoiced to the client due to contract terms or the timing of accounting invoicing cycles. Substantially all unbilled receivables as of September 30, 2007 are expected to be billed and collected within twelve months.

        Other than U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2007, 2006, or 2005.

6. Off Balance Sheet Risk and Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States, Europe, Australia, New Zealand and Hong Kong. In the U.S., the Company invests its excess cash through a major bank in commercial paper of companies with strong credit ratings and in a variety of industries, and through a large financial asset manager in various marketable debt securities. These securities typically mature within 30 days and, therefore, bear minimal risk. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. In fiscal years ending September 30, 2007 and 2006, foreign revenues represented approximately 31.5% and 27.0% of the Company's total revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

7. Income Taxes

        Income tax expense for fiscal years 2007, 2006 and 2005 consisted of the following:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
	(in thousands)
Current:
Federal	$14,159	$19,135	$3,399
State	(237)	5,916	3,219
Foreign	17,614	12,308	9,268

Total current income tax expense	31,536	37,359	15,886

Deferred:
Federal	6,551	(10,388)	13,223
State	1,753	(3,165)	(130)
Foreign	7,363	1,417	—

Total deferred income tax expense/(benefit)	15,667	(12,136)	13,093

Total income tax expense	$47,203	$25,223	$28,979

        Temporary differences comprising the net deferred income tax asset (liability) shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Deferred Tax Asset:
Compensation and benefit accruals not currently deductible	$67,778	$94,124
Gain on the disposal of assets	6,319	6,892
Net operating loss carryover	38,578	44,854
Self insurance reserves	28,317	22,511
R&D tax credit carryover	6,550	7,680
Pension liability	21,879	23,918
Foreign tax attributes	—	1,817
Accrued liabilities	31,050	12,816
Foreign and other tax credits	—	256
Investments in joint ventures/non-controlled subsidiaries	16	554
Other	335	156

Total deferred tax asset	200,822	215,578

Deferred Tax Liability:
Unearned revenue	(98,405)	(75,388)
Depreciation and amortization	(11,778)	(13,022)
Acquired intangible assets	(10,840)	(5,820)
State taxes	(3,278)	(4,611)

Total deferred tax liability	(124,301)	(98,841)

Valuation allowance	(29,568)	(31,112)

Net deferred tax asset	$46,953	$85,625

        As of September 30, 2007, the Company had state research & development (R&D) credit carry-forwards for income tax purposes of approximately $6.5 million, which will begin to expire in 2020, Federal net operating loss carry-forwards of approximately $96.3 million and state net operating loss carry-forwards of approximately $68.4 million, both of which will begin to expire in 2008. Under the Tax Reform Act of 1986, Federal and California tax credits may be subject to a future annual limitation on their usage if the Company has an ownership change as defined in the Internal Revenue Code, or IRC.

        As of September 30, 2007, the deferred tax asset was $200.8 million. The Company has recorded a valuation allowance of approximately $29.6 million related to state R&D tax credits and net operating loss carryovers. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with SFAS No. 109, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry-forwards and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining asset of $171.2 million will be realized and, as such, no additional valuation allowance has been provided.

        Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Tax at federal statutory rate	$51,596	35%	$27,619	35%	$28,977	35%
U.S. tax credits	(3,030)	(2)	—	—	—	—
State taxes, net of Federal benefit	3,494	2	1,788	2	3,219	4
Foreign income tax	(6,392)	(4)	(2,498)	(3)	(5,528)	(7)
Section 965 dividend	—	—	2,495	3	—	—
Disallowance of meals & entertainment expense	963	1	770	1	827	1
Other permanent differences	572	—	(1,105)	(1)	1,484	2
Valuation allowance	—	—	(3,846)	(5)	—	—

Total income tax expense	$47,203	32%	$25,223	32%	$28,979	35%

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. The undistributed earnings are approximately $138.1 million. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that the Company has taken or anticipates taking in a tax return. The provisions of FIN 48 become effective for the Company on October 1, 2007. At present, the Company is evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

        During October 2004, The American Jobs Creation Act of 2004 (the Act) was signed into law, adding Section 965 to the IRC. Section 965 of the IRC provides a special one-time deduction of 85.0% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective Federal tax rate on any qualified repatriated foreign earnings under Section 965 equals 5.25%. The Company could elect to apply this provision to a qualified earnings repatriation made during its fiscal year 2006. During the fourth quarter of 2006, the Company and its Board of Directors approved a plan to repatriate approximately $67.0 million in previously un-remitted foreign earnings under the Act, which were remitted in the Company's fourth quarter of 2006. Of the $67.0 million of earnings repatriated from its foreign subsidiaries, approximately $61.7 million qualifies for the 85.0% dividends received deduction under Section 965. A tax provision of approximately $2.5 million for the repatriation of certain foreign earnings has been recorded as income tax expense for year ended September 30, 2006.

8. Investments in Unconsolidated Joint Ventures

        The Company's unconsolidated joint ventures provide architecture, engineering, program management, construction management and operations and maintenance services. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of a representative from each joint venture partner with equal voting rights, irrespective of the ownership percentage. The ownership percentage is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. The executive committee provides management oversight and assigns work efforts to the joint venture partners.

        The majority of the Company's unconsolidated joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company's own employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass through entities to bill the third-party customer. The Company includes the services performed for these joint ventures, and the costs associated with these services, in the Company's results of operations. In certain joint ventures where a fee is added by the joint venture to client billings, the Company's portion of that fee is recorded in equity in earnings of joint ventures.

        The Company also has unconsolidated joint ventures that have their own employees and operating expenses and to which the Company generally makes a capital contribution. These joint ventures generally provide operations and maintenance services for governmental facilities. The Company accounts for these joint ventures using the equity method.

        Summary financial information of the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
	(in thousands)
Financial position:
Current assets	$168,369	$149,547	$82,566
Current liabilities	(106,249)	(105,767)	(44,864)

Working capital	62,120	43,780	37,702
Non-current assets	5,691	9,794	6,632
Non-current liabilities	(2,858)	(3,047)	(1,384)

Joint ventures' equity	$64,953	$50,527	$42,950

The Company's investment in joint ventures	$23,551	$19,943	$19,230
Joint Ventures'
Total revenues	$2,652,299	$966,938	$508,007
Cost of revenues	2,532,998	947,415	495,794
The Company's equity in earnings of joint ventures	$11,828	$6,554	$2,352

9. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	Useful Lives (years)
	(in thousands)
Leasehold improvements	$48,504	$31,539	2-12
Computer systems and equipment	90,607	72,359	3-7
Furniture and fixtures	26,792	10,923	5-10
Automobiles	3,234	1,919	3-10

Total	169,137	116,740
Accumulated depreciation and amortization	(50,935)	(26,417)

Property and equipment, net	$118,202	$90,323

        Depreciation expense for the fiscal years ended September 30, 2007 and 2006 was $32.5 million and $24.2 million, respectively. Included in depreciation expense is amortization expense of capitalized software costs for fiscal years ended September 30, 2007 and 2006 of $4.2 million and $3.9 million, respectively. Unamortized capitalized software costs at September 30, 2007 and 2006 were $21.4 million and $21.5 million, respectively.

        Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining life of the lease or its estimated useful life.

10. Pension Plans

        Pension Plans—In the United States, the Company sponsors a Defined Benefit Pension Plan (the Pension Plan) which covers substantially all permanent employees hired as of March 1, 1998, is subject to eligibility and vesting requirements, and required contributions from participating employees through March 31, 1998. Benefits under this plan generally are based on the employee's years of creditable service and compensation. Effective April 1, 2004, the Company set a maximum on the amount of compensation used to determine pension benefits based on the highest calendar year of compensation earned in the 10 completed calendar years from 1994 through 2003, or the relevant IRS annual compensation limit, $200,000, whichever is lower. Outside the United States, the Company sponsors various pension plans which are appropriate to the country in which the Company operates, some of which are government mandated.

        As discussed in Note 1, Significant Accounting Policies, the Company adopted certain provisions of SFAS 158 as of September 30, 2007, and as such, was required to recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of its pension plans. Additionally, the Company recognizes, through comprehensive income, certain changes in the funded status of defined benefit plans in the year in which the changes occur.

        The following tables provide reconciliations of the changes in the U.S. and international plans' benefit obligations and reconciliations of the changes in the fair value of assets for the years ending September 30 and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$122,979	$321,767	$130,109	$302,787	$110,164	$214,523
Service cost	2,603	4,774	3,060	5,265	2,987	4,735
Participant contributions	453	3,093	243	2,737	406	3,300
Interest cost	7,503	17,750	6,711	15,248	6,710	13,279
Plan amendments	—	—	424	—	—	—
Benefits paid	(9,362)	(11,089)	(7,526)	(7,226)	(6,025)	(6,574)
Actuarial (gain) loss	1,628	(4,610)	(10,042)	(14,527)	15,867	40,138
Acquisitions	—	—	—	(277)	—	38,452
Curtailment (gain) loss	—	984	—	—	—	—
Foreign currency translation loss (gain)	—	24,431	—	17,760	—	(5,066)

Benefit obligation at end of year	$125,804	$357,100	$122,979	$321,767	$130,109	$302,787

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in Plan Assets
Fair value of plan assets at beginning of year	$89,375	$239,238	$80,662	$198,041	$75,049	$140,197
Actual return on plan assets	15,147	23,672	8,132	19,391	5,868	20,233
Acquisitions	—	—	—	(277)	—	27,250
Employer contributions	3,301	40,681	7,864	14,418	6,613	16,466
Participant contributions	453	3,093	243	2,737	406	3,300
Benefits paid	(9,362)	(11,089)	(7,526)	(7,226)	(6,025)	(6,574)
Administrative expenses	—	—	—	—	(1,249)	—
Foreign currency translation (loss) gain	—	19,721	—	12,154	—	(2,831)

Fair value of plan assets at end of year	$98,914	$315,316	$89,375	$239,238	$80,662	$198,041

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Reconciliation of Funded Status:
Funded status at end of year	$(26,890)	$(41,784)	$(33,604)	$(82,529)	$(49,447)	$(104,746)
Unrecognized actuarial loss	N/A	N/A	28,949	55,084	40,713	73,092
Unrecognized prior service cost	N/A	N/A	(5,295)	(8,543)	(6,877)	(8,891)

Accrued benefit cost	(26,890)	(41,784)	(9,950)	(35,988)	(15,611)	(40,545)
Contribution made after measurement date	181	4,323	159	12,427	28	7,096

Accrued benefit cost	$(26,709)	$(37,461)	$(9,791)	$(23,561)	$(15,583)	$(33,449)

        Prior to the adoption of SFAS 158, for fiscal years ended in 2005 and 2006, the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of plan assets. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability is reported in accumulated other comprehensive income, net of applicable deferred income taxes. The following table sets forth the amounts recognized in the balance sheet as of September 30, 2006 and 2005:

	Fiscal Year Ended
	September 30, 2006		September 30, 2005
	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Amounts recognized in the Balance Sheet:
Prepaid benefit costs	$—	$6,040	$—	$5,585
Accrued benefit liability (included in other long-term liabilities)	(29,392)	(69,725)	(43,809)	(82,833)
Intangible assets	1,008	—	1,278	—
Accumulated other comprehensive income	18,434	27,697	26,920	36,703
Contribution made after measurement date	159	12,427	28	7,096

Net amount recognized at year-end	$(9,791)	$(23,561)	$(15,583)	$(33,449)

        For the fiscal year ending September 30, 2007, due to the adoption of FAS 158, the Company recognized on its balance sheet a liability equal to the funded status (measured as the excess of the projected benefit obligation over the fair market value of plan asses) for its pension plans. The following table sets forth the amounts recognized in the balance sheet as of September 30, 2007:

	September 30, 2007
	U.S.	Int'l
	(in thousands)
Amounts recognized in the Balance Sheet:
Noncurrent assets	$—	$1,935
Current liabilities	(1,184)	—
Noncurrent liabilities	(25,525)	(39,396)

Net amount recognized in the balance sheet	$(26,709)	$(37,461)

        The following table details the components of net periodic benefit cost for the plans in fiscal years 2007, 2006 and 2005:

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$2,603	$4,774	$3,060	$5,265	$2,987	$4,735
Interest cost	7,503	17,750	6,711	15,248	6,710	13,279
Expected return on plan assets	(6,874)	(16,673)	(6,482)	(13,709)	(6,167)	(12,822)
Amortization of prior service costs	(1,158)	(726)	(1,158)	(879)	(1,239)	(883)
Recognized actuarial loss	3,928	3,887	5,730	5,835	3,821	2,087
Curtailment/settlement loss	—	(2,130)	—	—	—	399

Net periodic benefit cost	$6,002	$6,882	$7,861	$11,760	$6,112	$6,795

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in the additional minimum pension liability was $(15.5) million, $(17.5) million and $26.4 million in fiscal 2007, 2006 and 2005, respectively. There was an additional charge to accumulated other comprehensive income of $20.8 million recognized with the adoption of SFAS No. 158 for a total net reduction to equity of $51.6 million net of deferred taxes as of September 30, 2007.

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Projected benefit obligation	$125,804	$357,100	$122,979	$300,344	$130,108	$284,017
Accumulated benefit obligation	$122,378	$332,862	$118,767	$272,189	$124,471	$251,794
Fair value of plan assets	$98,914	$315,316	$89,375	$216,771	$80,662	$177,574

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We currently expect to contribute $15.2 million to our international plans in 2008. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. We currently expect to contribute $3.7 million to our domestic plans in 2008.

        The table below provides the expected future benefit payments, in thousands:

Year Ending September 30,	U.S.	Int'l
2008	$7,274	$12,814
2009	8,640	10,934
2010	8,762	12,305
2011	8,831	12,715
2012	9,996	15,070
2013—2017	53,789	91,525

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-Average Assumptions to Determine Benefit Obligation:
Discount rate	6.25%	5.25-5.50%	6.25%	5.25%	5.25%	5.00%
Salary increase rate	4.00%	4.25%	4.00%	4.00%	4.00%	3.50%
Weighted-Average Assumptions to Determine Net Periodic Benefit Cost:
Discount rate	6.25%	5.25%	5.25%	5.00%	6.25%	5.50-5.75%
Salary increase rate	4.00%	4.00%	4.00%	3.50%	4.00%	3.50%
Expected long-term rate of return on plan assets	8.00%	5.00-7.00%	8.00%	5.00-7.00%	8.00%	5.00-7.25%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

        The following supplemental information is provided for the qualified plan in the U.S.:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	Target Allocation Range
Asset Allocation Information:
Actual asset allocations:
Domestic equity	55%	54%	55%
International equity	16	15	15
Debt	18	27	30
Cash	2	4	—
Property	9	—	—

Total	100%	100%	100%

        The following supplemental information is provided for the qualified plan in the U.K.:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	Target Allocation Range
Asset Allocation Information:
Actual asset allocations:
Domestic equity	26%	36%	38%
International equity	27	26	23
Debt	38	38	39
Cash	—	—	—
Property	9	—	—

Total	100%	100%	100%

        The following supplemental information is provided for the qualified plan in Australia:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	Target Allocation Range
Asset Allocation Information:
Actual asset allocations:
Domestic equity	40%	38%	38%
International equity	20	25	25
Debt	22	28	28
Cash	4	2	2
Property	14	7	7

Total	100%	100%	100%

        The Company's policy is to minimize the risk of large losses through diversification in a portfolio of stocks, bonds, and cash equivalents which may reflect varying rates of return. The percentage of assets allocated to cash is to assure liquidity to meet benefit disbursements and general operating expenses.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of an 8% and 5-7% long-term rate of return on assets assumption for the fiscal year ending September 2007 for U.S. and non-U.S. plans, respectively.

11. Other Financial Information

        Accrued expenses consist of the following:

	September 30, 2007	September 30, 2006
	(in thousands)
Accrued salaries and benefits	$215,650	$190,504
Accrued contract costs	228,596	153,071
Other accrued expenses	47,743	21,973

Total accrued expenses	$491,989	$365,548

        Included in other non-current assets and other long-term liabilities are investments held in the rabbi trust and the related liabilities associated with diversified stock purchase plan balances of $76.7 and $76.6 million, respectively. See also Notes 2 and 14.

        Also included in other non-current liabilities are net pension liabilities of $64.2 million and $33.4 million, respectively. See also Note 10.

12. Leases

        The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The following table presents, in thousands, amounts payable under non-cancelable operating lease commitments during the following fiscal years:

Year Ending September 30,
2008	$119,321
2009	85,982
2010	68,840
2011	55,326
2012	46,230
Thereafter	149,246

Total	$524,945

        Included in the above table are commitments totaling $30.0 million related to the sale-leaseback of the Company's Orange, California facility during the year ended September 30, 2006. The sales price of this facility was $20.1 million of which $16.3 million in gain on sale-leaseback was deferred and is being amortized over the 12-year term of the lease.

        The Company also has similar non-cancelable leasing agreements that are accounted for as capital lease obligations due to the terms of the underlying leases. At September 30, 2007, the Company had total lease obligations under capital leases of $1.0 million. Rent expense for all leases for the years ended September 30, 2007, 2006, and 2005, was approximately $123.3 million, $90.6 million and $65.7 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over period of the lease.

13. Long-Term Debt

        Long-term debt consisted of the following:

	September 30, 2007	September 30, 2006
	(in thousands)
Senior notes	$8,333	$68,810
Term credit agreement	37,015	65,000
Other debt	2,602	3,645

Total long-term obligations	47,950	137,455
Less: Current portion of long-term debt and short-term borrowings	(8,764)	(14,665)

Long-term debt, less current portion	$39,186	$122,790

  Amended and Restated Credit Agreement

        The Company has an unsecured credit agreement with a syndicate of banks to support its working capital and acquisition needs. In August 2007, the Company amended and restated this agreement ("ARCA") primarily to increase the size of the facility. The ARCA increases the available borrowing capacity under AECOM's unsecured revolving credit facility to $600 million from $300 million, and extends the expiration date to August 31, 2012. AECOM may also, at its option, increase the commitments under the facility up to a total of $750 million. The ARCA contains customary representations and warranties, affirmative and negative covenants and events of default, which included a sub-limit for financial and commercial standby letters of credit of $100 million. The Company may borrow, at its option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%. In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment. Borrowings under the ARCA are limited by certain financial covenants. At September 30, 2007 and 2006, there were no borrowings under the ARCA. At September 30, 2007 and 2006, outstanding standby letters of credit totaled $24.3 million and $23.1 million, respectively. At September 30, 2007, the Company had $575.7 million available for borrowing under this ARCA.

  Senior Notes

        June 2008 Notes:    On June 9, 1998, we issued $60.0 million of 6.93% senior notes due June 9, 2008. The June 2008 Notes were unsecured and had an average life of seven years. The annual principal payments of $8.6 million began June 9, 2002. These notes were repaid in full in the quarter ended June 30, 2007.

        October 2008 Notes:    On September 9, 2002, we issued $25.0 million of 6.23% senior notes due October 15, 2008. The October 2008 Notes are unsecured and have an average life of five years. The annual principal payments of $8.3 million were scheduled to begin October 15, 2006; however, we elected to pre-pay the first principal payment in September 2006. Except for $8.3 million, the remaining principal balances of these notes were repaid in the quarter ended June 30, 2007.

        April 2012 Notes:    On April 14, 2000, we issued $35.0 million of 8.38% senior notes due April 14, 2012. The April 2012 Notes were unsecured and had an average life of 10 years. These notes were repaid in full in the quarter ended June 30, 2007.

        The senior notes require interest to be paid either quarterly or semi-annually in arrears. The senior notes are also limited by certain affirmative and negative financial covenants, which include maximum leverage restrictions, minimum fixed charge coverage, minimum interest charge coverage and minimum net worth maintenance.

  Term Credit Agreement

        On September 22, 2006, the Company, through certain of its wholly-owned subsidiaries, closed an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under section 965 of the American Jobs Creation Act ("AJCA"). The AJCA provides for a $65.0 million, five-year term loan amongst four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, the Company also provided a parent-company guarantee. The terms and conditions of the agreement are similar to those contained in the ARCA. At September 30, 2007, outstanding borrowings under this AJCA were $37.0 million.

  Other Debt

        At September 30, 2007, we had five non-U.S. unsecured credit facilities used to cover periodic overdrafts and to issue letters of credit in the aggregate amount of $84 million.

        The Company also issued promissory notes to certain former shareholders of acquired companies. The promissory notes of $0.7 million due to the former shareholders carry fixed and LIBOR-indexed interest rates. These promissory notes have maturities ranging from January 2006 to April 2010.

        The following table presents, in thousands, scheduled maturities of the Company's long-term obligations:

Year Ending September 30,
2008	$8,764
2009	18,422
2010	13,000
2011	7,764
2012	—
Thereafter	—

Total	$47,950

        The Company's debt agreements contain certain negative covenants relating to the Company's net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization. At September 30, 2007, the Company was in compliance with these covenants.

14. Stock Plans

        Defined Contribution Plans—Substantially all permanent employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock, which allows employees to limit their exposure to market changes in the Company's stock price. Employees may generally reallocate their account balances on a daily basis. The only limit on the frequency of reallocations applies to changes involving Company stock investments by employees classified as insiders or restricted personnel under the Company's insider trading policy.

        The Company sponsors the Stock Purchase Plan (SPP) to provide an opportunity for eligible employees and non-employee directors to continue to invest in the Company when the Company's qualified plans are no longer available to them due to limitations contained in the U.S. Internal Revenue Code. Under the SPP, participants are permitted to defer compensation, on a pre-tax basis, for investment in common stock units. See also Note 2 relating to the Company funding a rabbi trust for certain diversified SPP balances in connection with the IPO. When a participant in the Stock Purchase Plan ends employment, the Company will make a single sum payment in whole shares of AECOM common stock based on the total number of units credited to the participant's account. Prior to the IPO, certain previous employees of the Company had elected to receive payment via note, and the Company has recorded the related liability of $3.9 million as of September 30, 2007. The SPP has been extended indefinitely by the Board of Directors.

        Compensation expense relating to employer contributions under defined contribution plans, including the SPP, for fiscal years ended September 30, 2007, 2006 and 2005, was $17.1 million, $14.8 million and $3.2 million, respectively. Issuances and repurchases of AECOM common stock related to employee participants' contributions to and withdrawals from these defined contribution plans are included as issuances and repurchases of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—The Company has stock incentive plans under which key employees can purchase up to 19,400,000 shares of Common Stock under stock options or restricted stock awards while non-employee directors can purchase up to 500,000 shares of Common Stock under stock options. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options lapse not later than 10 years after the date of grant (seven years if granted subsequent to March 2000). Options granted to non-employee directors vest six months after the date of grant. Prior to the adoption of SFAS 123R, the stock purchase options were accounted for under the intrinsic value based method under APB25. During the year ended September 30, 2007, stock compensation expense recognized as a result of the fair value method under SFAS 123R was $1.2 million.

        During the three years in the period ended September 30, 2007, option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance, September 30, 2004	9,378,000	$6.78
Granted	1,098,000	10.51
Exercised	(1,120,530)	4.06
Cancelled	(239,320)	8.25

Balance, September 30, 2005	9,116,150	7.53
Granted	1,051,090	12.72
Exercised	(1,132,040)	5.08
Cancelled	(106,560)	9.47

Balance, September 30, 2006	8,928,640	8.43
Granted	679,865	14.88
Exercised	(1,845,251)	13.80
Cancelled	(35,666)	7.17

Balance, September 30, 2007	7,727,588	$9.27

Exercisable as of September 30, 2005	4,345,560	$5.94

Exercisable as of September 30, 2006	8,928,640	$8.43

Exercisable as of September 30, 2007	7,139,923	$8.79

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.15—$6.38	1,123,900	1.43	$5.26	$5.91	1,123,900	1.43	$5.26
6.84—8.76	2,680,500	1.36	7.84	21.02	2,680,500	1.36	7.84
8.79—10.34	1,601,000	3.03	9.70	15.52	1,601,000	3.03	9.70
10.39—11.49	859,000	4.21	10.51	9.03	859,000	4.21	10.51
12.41—29.06	1,463,188	5.80	13.78	20.16	875,523	5.45	12.92

4.15—29.06	7,727,588	2.88	9.27	16.29	7,139,923	2.59	8.79

        The remaining contractual life of options outstanding at September 30, 2007, range from 0 to 7 years and have a weighted average remaining contractual life of 2.9 years.

        In March 1998, the Company established the Executive/Director Loan Program and Stock Repurchase Program to facilitate the exercise of options. Loans, with full recourse, were for terms of not less than six months or more than twelve months and bore interest at a rate of six-month LIBOR plus 1%.

Upon maturity of a loan, the Company offered to repurchase the number of shares which, when multiplied by the then-current fair market value of the shares of Common Stock, will equal the principal and accrued interest on the loan and the loan will be retired from the proceeds of the repurchase. The Board of Directors established a revolving loan pool of up to $10.0 million under this program. As of September 30, 2007 and 2006, loans totaling $0.0 million and $1.2 million, respectively, were outstanding. The plan was terminated in fiscal 2007.

        The following pro forma information regarding net income has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123, "Share-Based Payment"(SFAS 123):

	Fiscal Year Ended
	September 30, 2006	September 30, 2005
	(in thousands, except per share data)
Net income as reported	$53,686	$53,814
Deduct: Pro forma stock-based compensation expense, net of tax	(1,392)	(1,303)

Pro forma net income	$52,294	$52,511

Earnings per share:
Basic—as reported	$0.94	$0.93
Basic—pro forma	$0.91	$0.91
Diluted—as reported	$0.74	$0.84
Diluted—pro forma	$0.72	$0.82

        The fair value of the Company's stock options used to compute pro forma net income and pro forma earnings per share disclosures was estimated using the minimum value method was allowed for the Company as a non-public company. The following assumptions were used in completing the model:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate of return, annual	4.6%	4.5%	3.9%
Expected life	6 years	6 years	6 years

        Senior Executive Equity Investment Plan—In 1998, the Company established the Senior Executive Equity Investment Program (SEEIP) to encourage senior executives to increase their ownership interests in the Company. Executives who qualified for this program were extended a full recourse, unsecured loan, with a fixed interest rate approximating the most recent placement of the Company's long-term debt. The principal and accrued interest on the loans were repaid during the fiscal year ended September 30, 2007. The Company recorded interest income of $0.4 million and $2.0 million in fiscal years 2007 and 2006, respectively. Common Stock purchased under this program was eligible for a Company stock match and is fully vested.

        During fiscal years ending September 30, 2007 and 2006, the Company awarded performance unit awards under its Performance Earnings Program (PEP), whereby shares are issued dependent upon meeting established cumulative performance objectives. The Company recognized compensation expense relating to the PEP of $12.7 million, $10.3 million, and $2.0 million during the years ended September 30, 2007, 2006 and 2005, respectively.

15. Redeemable Common Stock and Common Stock Units

        Prior to the Company's IPO of stock in May 2007, the Company's securities were not freely tradable. In accordance with Emerging Issues Task Force Topic D-98 "Classification and Measurement of Redeemable Securities," since the redemption of the Company's common and preferred stock and stock units was not solely within the control of the Company, such amounts were classified outside of permanent stockholders' equity. As a result of the IPO and the conversion of redeemable stock, amounts previously recorded outside permanent equity were reclassified to equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Stockholders' Equity. See also Note 2.

16. Stockholders' Equity

        Common and Preferred Stock Units—Common and Preferred Stock Units (Stock Units) under the Stock Purchase Plan may only be redeemed for Common Stock. The holders of Stock Units are not entitled to vote but are entitled to dividends if dividends are declared on Common Stock. In the event of the liquidation of the Company, holders of the Stock Units are entitled to no right greater than holders of Common Stock.

        Preferred Stock—The Restated Certificate of Incorporation of the Company authorizes the issuance of 8,000,000 shares of Preferred Stock, par value $.01 per share (the Preferred Stock). The holders of Preferred Stock are generally entitled to one vote per share on all matters to be voted on by the Company's stockholders and will vote as one class with the Common Stock.

        Convertible Preferred Stock—Convertible Preferred Stock is limited to an aggregate of 2,500,000 shares with a par value and liquidation preference of $100 per share. Holders of the Convertible Preferred Stock are entitled to receive dividends payable in additional shares of Convertible Preferred Stock at the Applicable Rate determined by the independent appraiser engaged by the Trustee of AECOM. Dividends on the Convertible Preferred Stock are payable quarterly on January 1, April 1, July 1, and October 1 of each year.

        After a share of Convertible Preferred Stock has been outstanding for at least three years, the Company may redeem such Convertible Preferred Stock at the Company's election, in whole or in part, upon not less than 30 or more than 60 days' written notice. The redemption price shall be equal to 102.5% of the liquidation preference of the share of Convertible Preferred Stock to be redeemed, plus the payment of any accrued and unpaid dividends to the redemption date. If the Convertible Preferred Stock has been held at least one year, on each January 1, April 1, July 1, and October 1, or a Preferred Conversion Date, the holder of shares of Convertible Preferred Stock may convert some or all of the shares of Convertible Preferred Stock held into shares of the Company's Common Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Convertible Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution of assets is made to any other hold of stock of the Company

        Except as expressly required by applicable law, the holders of the Convertible Preferred Stock will be entitled to one vote per share.

        If the equivalents of six quarterly dividends payable on the Convertible Preferred Stock are in arrears, the number of directors of the Company will be increased by two as chosen by holders of the Convertible Preferred Stock and all other classes of preferred stock whose holders are entitled to vote. Each director elected to serve as director for the full term for which he or she shall have been elected, notwithstanding that prior to the end of such term such default shall cease to exist.

        The Class C Stock has no par value, each share is entitled to 100,000 votes on all matters to be voted on by the Company's shareholders, has no right to any dividend and a liquidation and redemption value of $1.00 per share. Class C shares are the voting shares relating to SPP units.

        Class D Convertible Preferred Stock—The Company had outstanding Class D convertible preferred stock which was limited to an aggregate of 120,000 shares with a par value of $0.01 per share and a liquidation preference of $1,000 per share. On February 9, 2006, the Company redeemed all of the outstanding shares of the Class D convertible preferred stock and repurchased all of the outstanding warrants held by the holders of the Class D convertible preferred stock to purchase its common stock.

        Class E Stock—The Class E preferred stock is limited to an aggregate of 20 shares, has no par value, and has a liquidation preference of $1.00 per share. These shares are entitled 100,000 votes per share on all matters voted on by holders of Class E stock. The Company, with notice, may redeem Class E stock by paying the liquidation preference. The holders of Class E stock have no conversion rights.

        All shares of Class E stock redeemed or repurchased by the Corporation shall be restored to the status of authorized but un-issued shares of Preferred Stock, without designation as to series.

        Class F and Class G Convertible Preferred Stock—The Company redeemed all outstanding shares of the Class F and G convertible preferred stock upon the IPO at a redemption price equal to the liquidation preference of $2,500 per share. Each share of the Class F and G convertible preferred stock was converted into common stock at a conversion rate of 99.7 shares of common stock for each share of Class F and G preferred stock. The conversion rate was determined by dividing the liquidation preference of $2,500 per share by the initial conversion price of $25.07 per share.

        Stock Warrants—The Company issued 1,000,000 warrants in conjunction with the sale of Class D convertible preferred stock. In February 2006, the Company repurchased 100% of the outstanding warrants.

17. Earnings Per Share

        Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
	(in thousands)
Weighted average shares outstanding—Basic	73,091	54,856	51,880
Potential common shares:
Preferred stock, Class D	—	3,164	8,960
Preferred stock, Class F and Class G	11,331	11,926	—
Stock options	2,774	2,158	2,484
Preferred stock, other	341	436	400
Stock warrants	—	118	254

Weighted average shares outstanding—Diluted	87,537	72,658	63,978

        For the three fiscal years ended September 30, 2007, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

18. Commitments and Contingencies

        In accordance with SFAS No. 5—Accounting for Contingencies, the Company records amounts representing our estimated liabilities relating to claims, guarantees, litigation, audits and investigations. We rely in part on qualified actuaries to assist us in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against us, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations. The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        At September 30, 2007, the Company was contingently liable in the amount of approximately $57.4 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts. In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments.

19. Reportable Segments and Geographic Information

        The Company's management has organized its operations into two reportable segments: Professional Technical Services and Management Support Services. This segmentation corresponds to how the Company manages its business as well as the underlying characteristics of its markets.

        Management internally analyzes the results of its operations using several non-GAAP measures. A significant portion of the Company's revenues relates to services provided by subcontractors and other non-employees that it categorizes as other direct costs. Those pass-through costs are typically paid to service providers upon our receipt of payment from the client. Other direct costs are segregated from cost of revenues resulting in revenue, net of other direct costs, which is a measure of work performed by AECOM employees. The Company has included information on revenue, net of other direct costs, as it believes that it is a more accurate measure on which to base gross margin.

        The following tables set forth summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	($ in thousands)
Fiscal Year Ended September 30, 2007:
Revenue	$3,418,683	$818,587	$—	$4,237,270
Revenue, net of other direct costs	2,295,716	109,553	—	2,405,269
Gross profit	1,116,268	44,910	—	1,161,178
Gross profit as a % of revenue	32.7%	5.5%		27.4%
Gross profit as a % of revenue, net of other direct costs	48.6%	41.0%		48.3%
Equity in earnings of joint ventures	2,710	9,118	—	11,828
General and administrative expenses	942,921	25,402	48,744	1,017,067
Segment income from operations	176,057	28,626	(48,744)	155,939
Segment assets	1,909,098	170,043	412,680	2,491,821
Fiscal Year Ended September 30, 2006:
Revenue	$2,774,304	$647,188	$—	$3,421,492
Revenue, net of other direct costs	1,803,005	96,712	—	1,899,717
Gross profit	866,935	38,873	—	905,808
Gross profit as a % of revenue	31.2%	6.0%		26.5%
Gross profit as a % of revenue, net of other direct costs	48.1%	40.2%		47.7%
Equity in earnings of joint ventures	1,612	4,942	—	6,554
General and administrative expenses	745,237	20,886	42,830	808,953
Segment income from operations	123,310	22,929	(42,830)	103,409
Segment assets	1,519,580	138,363	167,831	1,825,774
Fiscal Year Ended September 30, 2005:
Revenue	$2,086,287	$309,053	$—	$2,395,340
Revenue, net of other direct costs	1,419,566	42,977	—	1,462,543
Gross profit	663,510	13,967	—	677,477
Gross profit as a % of revenue	31.8%	4.5%		28.3%
Gross profit as a % of revenue, net of other direct costs	46.7%	32.5%		46.3%
Equity in earnings of joint ventures	2,352	—	—	2,352
General and administrative expenses	555,642	8,129	17,758	581,529
Segment income from operations	110,220	5,838	(17,758)	98,300

Geographic Information:

	Fiscal Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in thousands)
United States	$2,904,570	$561,366	$2,497,769	$377,375	$1,680,452	$326,168
Foreign Countries	1,332,700	292,398	923,723	256,075	714,888	220,655

Total	$4,237,270	$853,764	$3,421,492	$633,450	$2,395,340	$546,823

        Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20. Major Clients

        Approximately, 26%, 28% and 22% of the Company's revenue was derived through direct contracts with agencies of the U.S. Federal Government in the years ended September 30, 2007, 2006, and 2005, respectively. One of these contracts accounted for approximately 13%, 10%, and 10% of the Company's revenue in the years ended September 30, 2007, 2006 and 2005 respectively. No other single client accounted for more than 10% of the Company's revenue.

21. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data for the fiscal years ended September 30, 2007 and 2006 reflect all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$938,549	$1,083,709	$1,100,656	$1,114,356
Cost of revenue	690,130	799,838	788,565	797,559

Gross profit	248,419	283,871	312,091	316,797
Equity in earnings of joint ventures	1,417	2,219	3,992	4,200
General and administrative expenses	219,828	248,146	270,401	278,692

Income from operations	30,008	37,944	45,682	42,305
Minority interest in share of earnings	1,586	3,648	3,824	7,346
Gain on sale of equity investment	11,286	—	—	—
Interest expense, net	1,075	2,228	6,312	(6,294)

Income before income tax expense	38,633	32,068	35,546	41,253
Income tax expense	13,113	10,870	11,360	11,860

Net income	$25,520	$21,198	$24,186	$29,393

Net income allocation:
Preferred stock dividend	$29	$87	$68	$65
Net income available to common stockholders	25,491	21,111	24,118	29,328

Net income	$25,520	$21,198	$24,186	$29,393

Basic earnings per share	$0.44	$0.37	$0.30	$0.30

Diluted earnings per share	$0.32	$0.27	$0.26	$0.29

Weighted average common shares outstanding:
Basic	57,600	56,331	80,915	98,362
Diluted	79,036	77,964	92,037	101,952

Fiscal Year 2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$746,797	$858,930	$911,486	$904,279
Cost of revenue	546,758	629,907	678,581	660,438

Gross profit	200,039	229,023	232,905	243,841
Equity in earnings of joint ventures	1,670	893	1,554	2,437
General and administrative expenses	176,983	204,838	209,340	217,792

Income from operations	24,726	25,078	25,119	28,486
Minority interest in share of earnings	1,951	3,530	3,022	5,421
Interest expense, net	3,723	4,067	2,528	258

Income before income tax expense	19,052	17,481	19,569	22,807
Income tax expense	6,097	5,594	6,262	7,270

Net income	$12,955	$11,887	$13,307	$15,537

Net income allocation:
Preferred stock dividend	$1,384	$663	$78	$80
Net income available to common stockholders	11,571	11,224	13,229	15,457

Net income	$12,955	$11,887	$13,307	$15,537

Basic earnings per share	$0.22	$0.21	$0.24	$0.27

Diluted earnings per share	$0.20	$0.17	$0.18	$0.20

Weighted average common shares outstanding:
Basic	53,288	53,676	55,762	56,700
Diluted	65,224	70,306	73,882	78,036

22. Related Party Transactions

        In conjunction with an acquisition made in fiscal 2005, the Company assumed an operating lease in which the lessor is a company affiliated with the former shareholder of the acquired entity, who now serves as the President of one of the Company's operating subsidiaries. In each of the three years ended September 30, 2007, lease payments to this related party totaled $0.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our CEO and CFO, are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in rules promulgated under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Evaluation of Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Paragraph (a), and Paragraphs (c) through (j) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of Item 401 to the extent the required information pertains to our executive officers, which is set forth below) and the information required by Item 406 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our 2007 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement to be filed for the 2008 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2007 year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from our definitive proxy statement to be filed for the 2008 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2007 year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement to be filed for the 2008 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2007 year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement to be filed for the 2008 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2007 year end.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

          (1)   The company's Consolidated Financial Statements at September 30, 2007 and 2006 and for each of the three years in the period ended September 30, 2007 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

          (2)   Financial statement schedules—schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

          (3)   See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

Exhibit Numbers	Description
3.1*	Restated Certificate of Incorporation
3.2*	Certificate of Designations for Class C Preferred Stock
3.3*	Certificate of Designations for Class E Preferred Stock
3.4*	Certificate of Designations for Class F Convertible Preferred Stock, Series 1
3.5*	Certificate of Designations for Class G Convertible Preferred Stock, Series 1
3.6**	Restated Bylaws

4.1*	Form of Common Stock Certificate
4.2*	Investor Rights Agreement, dated as of February 9, 2006, among Registrant and the investors party thereto
4.3*	Joinder Agreement, dated as of February 9, 2006, between the Registrant and the investor party thereto
4.4*	Joinder Agreement, dated as of February 14, 2006, between the Registrant and the investor party thereto
4.5*	Amendment No. 1 to Investor Rights Agreement, dated as of February 14, 2006, among the Registrant and the investors party thereto
10.1*	Amended and Restated Credit Agreement, dated as of September 22, 2006, among Registrant, the Subsidiary Borrowers, Union Bank of California, N.A., as Administrative Agent, a Letter of Credit Issuing Lender and the Swing Line Lender, Harris N.A., as a Letter of Credit Issuing Lender, Bank of Montreal acting under its trade name BMO Capital Markets, as Syndication Agent and other financial institutions that are parties thereto
10.2*	Term Credit Agreement dated as of September 22, 2006, among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as the Borrowers, Union Bank of California, N.A., as the Administrative Agent, BMO Capital Markets, as Co-Lead Arrangers and Co-Book Managers, Bank of Montreal, acting under its trade name BMO Capital Markets, as the Syndication Agent and other financial institutions that are parties thereto
10.3*	Note Purchase Agreement dated as of June 9, 1998, among Registrant and the purchaser parties thereto for Senior Notes due 2008
10.4*	Amendment to Note Purchase Agreement dated as of June 9, 1998
10.5*	Private Shelf Agreement, dated December 30, 2004, among Registrant, Prudential Investment Management, Inc. and certain Prudential Affiliates
10.6*	Guarantee dated as of January 9, 2007 among Registrant, HSBC Bank USA National Association and the other bank parties thereto
10.7*	Office Lease, dated June 13, 2001, between Registrant and Shuwa Investments Corporation
10.8*	First Amendment to Office Lease, dated September 2001, between Registrant and Shuwa Investments Corporation
10.9*	Second Amendment to Office Lease, dated October 22, 2001, between Registrant and Shuwa Investments Corporation
10.10*	Non-Qualified Stock Purchase Plan, restated as of October 1, 2006
10.11*	Amendment 2006-1, dated as of October 1, 2006, to Non-Qualified Stock Purchase Plan
10.12*	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.13*	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan
10.14*	Second Amendment to the 1992 Supplemental Executive Retirement Plan
10.15*	Third Amendment to the 1992 Supplemental Executive Retirement Plan
10.16*	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.17*	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan
10.18*	Second Amendment to the 1996 Supplemental Executive Retirement Plan
10.19*	Agreement of Lease dated as of March 17, 1999, between 650 Third Avenue LLC and Frederick R. Harris, Inc.
10.20*	1998 Management Supplemental Executive Retirement Plan
10.21*	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan

10.22*	Second Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.23*	Third Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.24*	1996 Excess Benefit Plan
10.25*	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan
10.26*	Second Amendment to the 1996 Excess Benefit Plan
10.27*	Third Amendment to the 1996 Excess Benefit Plan
10.28*	2005 ENSR Stock Purchase Plan
10.29*	2005 UMA Group Ltd. Employee Stock Purchase Plan
10.30*	2006 Stock Incentive Plan
10.31*	Cansult Maunsell Merger Investment Plan
10.32*	AECOM Equity Investment Plan
10.33*	Global Stock Investment Plan—United Kingdom
10.34*	Hong Kong Stock Investment Plan—Grandfathered Directors
10.35*	AECOM Retirement & Savings Plan
10.36*	Executive Employment Agreement between Registrant and James R. Royer
10.37***	Second Amended and Restated Credit Agreement
10.38****	First Amendment to Term Credit Agreement
21.1*	Subsidiaries of AECOM
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007.

**
Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on March 7, 2007.

***
Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

****
Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION
By:	/s/ JOHN M. DIONISIO John M. Dionisio President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN M. DIONISIO John M. Dionisio	President and Chief Executive Officer (Principal Executive Officer)	December 11, 2007
/s/ MICHAEL S. BURKE Michael S. Burke	Executive Vice President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)	December 11, 2007
/s/ RONALD E. OSBORNE Ronald E. Osborne	Vice President, Corporate Controller (Principal Accounting Officer)	December 11, 2007
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman	December 11, 2007
/s/ FRANCIS S.Y. BONG Francis S.Y. Bong	Director, Chairman Asia	December 11, 2007
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director	December 11, 2007
/s/ JAMES H. FORDYCE James H. Fordyce	Director	December 11, 2007
/s/ S. MALCOLM GILLIS S. Malcolm Gillis	Director	December 11, 2007

/s/ LINDA GRIEGO Linda Griego	Director	December 11, 2007
/s/ ROBERT J. LOWE Robert J. Lowe	Director	December 11, 2007
/s/ NORMAN Y. MINETA Norman Y. Mineta	Director	December 11, 2007
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	December 11, 2007
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	December 11, 2007

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
Comparison of Percentage Change March 29, 2007 - September 30, 2007
  ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AECOM Technology Corporation Index to Consolidated Financial Statements September 30, 2007
Report of Independent Registered Public Accounting Firm
AECOM Technology Corporation Consolidated Balance Sheets (in thousands, except share data)
AECOM Technology Corporation Consolidated Statements of Income (in thousands, except per share data)
AECOM Technology Corporation Consolidated Statements of Stockholders' Equity (in thousands)
AECOM Technology Corporation Consolidated Statements of Cash Flows (in thousands)
AECOM TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURE