Form 10-Q
period 2007-12-31
AECOM TECHNOLOGY CORP
filed 2008-02-13
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-52423

AECOM TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1088522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 South Flower Street, Suite 3700

Los Angeles, California  90071

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

Yes ☐ No ☒

As of February 6, 2008, 100,201,803 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$298,142	$377,943
Cash in consolidated joint ventures	28,935	36,572
Total cash and cash equivalents	327,077	414,515
Marketable securities	3,179	3,179
Accounts receivable–net	1,168,047	1,091,682
Prepaid expenses and other current assets	70,971	67,087
TOTAL CURRENT ASSETS	1,569,274	1,576,463
PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	128,261	120,633
Leasehold improvements	55,332	48,504
Total	183,593	169,137
Accumulated depreciation and amortization	(58,713)	(50,935)
PROPERTY AND EQUIPMENT—NET	124,880	118,202
DEFERRED TAX ASSETS—NET	60,568	61,594
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	24,145	23,551
GOODWILL—NET	627,944	592,233
INTANGIBLE ASSETS—NET	33,876	30,928
OTHER NON-CURRENT ASSETS	90,468	88,850
TOTAL ASSETS	$2,531,155	$2,491,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,448	$1,926
Accounts payable and other current liabilities	230,427	228,350
Accrued expenses	464,182	491,989
Billings in excess of costs on uncompleted contracts	215,826	192,400
Income taxes payable	—	42,664
Deferred tax liability – net	18,703	14,641
Current portion of long-term obligations	14,315	6,838
TOTAL CURRENT LIABILITIES	946,901	978,808
OTHER LONG-TERM LIABILITIES	205,652	174,253
LONG-TERM DEBT	30,169	39,186
MINORITY INTEREST	22,244	21,089
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 42,370 and 49,779 shares at December 31 and September 30, 2007; respectively, $100 liquidation preference value	4,237	4,978
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 71 and 72 shares as of December 31 and September 30, 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 shares as of December 31 and September 30, 2007; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 99,758,333 and 99,061,692, as of December 31 and September 30, 2007, respectively	998	991
Additional paid-in capital	1,244,075	1,224,164
Accumulated other comprehensive loss	(27,121)	(26,211)
Retained earnings	104,000	74,563
TOTAL STOCKHOLDERS’ EQUITY	1,326,189	1,278,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,531,155	$2,491,821

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2007	December 31, 2006

Revenue	$1,080,250	$938,549

Cost of revenue	753,658	690,130
Gross profit	326,592	248,419

Equity in earnings of joint ventures	2,842	1,417
General and administrative expenses	284,902	219,828
Income from operations	44,532	30,008

Minority interest in share of earnings	1,279	1,586
Gain on sale of equity investment	—	11,286
Interest income (expense), net	1,433	(1,075)
Income before income tax expense	44,686	38,633

Income tax expense	15,193	13,113

Net income	$29,493	$25,520

Net income allocation:
Preferred stock dividend	$56	$29
Net income available for common stockholders	29,437	25,491
Net income	$29,493	$25,520

Net income per share:
Basic	$0.30	$0.44
Diluted	$0.29	$0.32

Weighted average shares outstanding:
Basic	99,644	57,600
Diluted	103,025	79,036

Condensed Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31, 2007	December 31, 2006

Net income	$29,493	$25,520

Other comprehensive income:
Foreign currency translation adjustments	(910)	2,975
Comprehensive income	$28,583	$28,495

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,493	$25,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,567	6,970
Equity in earnings of unconsolidated joint ventures	(2,842)	(1,417)
Distribution of earnings from unconsolidated affiliates	2,262	108
Stock based compensation	5,111	7,048
Excess tax benefit from share based payment	(4,910)	—
Interest income on notes from stockholders	—	(532)
Foreign currency translation	(46)	(954)
Gain on sale of equity investment	—	(11,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(49,665)	(8,626)
Prepaid expenses and other assets	1,624	(10,337)
Accounts payable	(3,222)	3,711
Accrued expenses and other current liabilities	(39,507)	(10,520)
Billings in excess of costs on uncompleted contracts	21,626	24,183
Other long-term liabilities	(5,215)	3,652
Income taxes receivable/payable	(1,993)	16,148
Net cash (used in) provided by operating activities	(35,717)	43,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(44,652)	(6,200)
Net investment in unconsolidated affiliates	(13)	(3,034)
Payments for capital expenditures	(10,908)	(10,093)
Proceeds from sale of equity investment	—	14,683
Net cash used in investing activities	(55,573)	(4,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	—	2,681
Repayments of borrowings under long-term obligations	(2,718)	(7,000)
Proceeds from issuance of common stock	3,791	20,210
Proceeds from exercise of stock options	2,185	521
Payments to repurchase common stock	(4,050)	(46,846)
Proceeds from payment of notes receivable from stockholders	—	477
Excess tax benefit from share based payment	4,910	178
Net cash provided by (used in) financing activities	4,118	(29,779)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(266)	659
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,438)	9,904
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	414,515	127,870
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$327,077	$137,774

NON-CASH INVESTING AND FINANCING ACTIVITY Common stock issued in acquisitions	$3,979	$800

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2007, the condensed consolidated statements of income and of cash flows for the three months ended December 31, 2007 and 2006 of AECOM Technology Corporation (the Company) are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented.  All inter-company balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (the SEC) on December 13, 2007 for the fiscal year ended September 30, 2007.

The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008.

All share and per share amounts reflect, on a retroactive basis, the 2-for-1 stock split effected in the form of a 100% stock dividend wherein one additional share of stock was issued effective May 4, 2007 for each share outstanding as of the record date of May 4, 2007.

2.    Adoption of Change in Accounting Principle

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109 “ (FIN 48).  FIN 48 clarifies the accounting for uncertainty in recognizing income taxes in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a “more-likely-than-not” recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As the provisions of FIN 48 are to be applied to all tax positions upon initial adoption, the cumulative effect of applying the provision of FIN 48 were reported as an adjustment to the opening balance of retained earnings for as of October 1, 2007.  Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions.  FIN 48 became effective for the Company in the first quarter of fiscal year ended September 30, 2008.  The adoption of FIN 48 did not have a material effect on the Company’s financial statements.  For additional information on the adoption of FIN 48, see Note 12 – Income Taxes.

3.    Initial Public Offering

In May 2007, the Company completed the initial public offering (IPO) of 40.4 million shares of common stock, which included the exercise of the underwriters’ over-allotment option to purchase 5.3 million shares, at $20.00 per share, before underwriting discounts and commissions.  Of the total shares sold in the offering, 15.3 million were sold by stockholders of the Company.  Proceeds to AECOM, net of underwriting discounts, commissions, and other offering related costs, were approximately $468.3 million, of which $75.4 million was used to fund elections by employees to diversify their holdings in the Company’s stock purchase plan.

4.    Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Total cash and cash equivalents include cash in consolidated joint ventures.

5.    Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(in thousands)
Billed	$652,769	$635,996
Unbilled	529,717	466,612
Contract retentions	40,889	40,522
Total accounts receivable—gross	1,223,375	1,143,130
Allowance for doubtful accounts	(55,328)	(51,448)
Total accounts receivable—net	$1,168,047	$1,091,682

Billings in excess of costs on uncompleted contracts	$215,826	$192,400

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of December 31, 2007 and September 30, 2007 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of December 31, 2007 or September 30, 2007.

6.   Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting segment for the three months ended December 31, 2007 were as follows:

	September 30, 2007	Post- Acquisition Adjustments	Acquired	December 31, 2007
	(in thousands)
Professional Technical Services	$583,807	$5,600	$35,711	$625,118
Management Support Services	8,426	(5,600)	—	2,826
Total	$592,233	$—	$35,711	$627,944

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2007 and September 30, 2007, included in intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	December 31, 2007		September 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$31,469	$26,094	$28,669	$24,849
Customer Relationships	32,509	5,413	30,478	4,645
Trade-Names	2,019	614	1,764	489
Total	$65,997	$32,121	$60,911	$29,983

At the time of an acquisition, the Company estimates the amount of the identifiable intangible assets acquired based upon historical valuations and the facts and circumstances available at the time.  The Company determines the value of the identifiable intangible assets during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition.  However, based upon the date of acquisition, the purchase allocation period may cross into subsequent fiscal periods.

The following table presents estimated amortization expense for the remainder of fiscal 2008 and for the succeeding years:

Fiscal Year	(in thousands)
2008	$6,962
2009	5,818
2010	3,637
2011	3,089
2012	2,922
Thereafter	11,448
Total	$33,876

7.   Disclosures About Pension Benefit Obligations

The Company’s pension cost for the three months ended December 31, 2007 and 2006 includes the following components:

U.S. Plans

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Service costs	$563	$651
Interest cost on projected benefit obligation	1,912	1,876
Expected return on plan assets	(1,778)	(1,719)
Amortization of prior service costs	(290)	(289)
Amortization of net loss	833	982
Net periodic benefit cost	$1,240	$1,501

Non-U.S. Plans

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Service costs	$1,087	$1,218
Interest cost on projected benefit obligation	4,898	4,282
Expected return on plan assets	(5,303)	(3,960)
Amortization of prior service costs	(103)	(97)
Amortization of net loss	795	949
Net periodic benefit cost	$1,374	$2,392

The total amounts of employer contributions paid for the three months ended December 31, 2007 were $0.1 million for U.S. plans and $3.9 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2008 are $3.6 million for U.S. plans and $11.5 million for non-U.S. plans.

8.   Reportable Segments

The Company’s operations are organized into two reportable segments:  Professional Technical Services and Management Support Services.  This segmentation corresponds to how the Company manages its business as well as the underlying characteristics of its markets.

Management internally analyzes the results of the Company’s segments and operations using the non-GAAP measure of revenue, net of other direct costs, which is a measure of work performed by the Company obtained by subtracting subcontractor fees and related costs from revenue.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Three Months Ended December 31, 2007:
Revenue	$893,441	$186,809	$—	$1,080,250
Revenue, net of other direct costs	648,525	27,061	—	675,586
Gross profit	319,288	7,304	—	326,592
Gross profit as a % of revenue	35.7%	3.9%		30.2%
Gross profit as a % of revenue, net of other direct costs	49.2%	27.0%		48.3%
Equity in earnings of joint ventures	1,032	1,810	—	2,842
General and administrative expenses	269,098	5,690	10,114	284,902
Operating income	51,222	3,424	(10,114)	44,532
Segment assets	2,040,270	176,569	314,316	2,531,155

Three Months Ended December 31, 2006:
Revenue	$753,869	$184,680	$—	$938,549
Revenue, net of other direct costs	483,047	20,087	—	503,134
Gross profit	240,302	8,117	—	248,419
Gross profit as a % of revenue	31.9%	4.4%		26.5%
Gross profit as a % of revenue, net of other direct costs	49.7%	40.4%		49.4%
Equity in earnings of joint ventures	(785)	2,202	—	1,417
General and administrative expenses	203,679	5,771	10,378	219,828
Operating income	35,838	4,548	(10,378)	30,008

9.     Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that requires the Company to expense the value of employee stock options and similar awards.  Under SFAS 123R, share-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest.

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

Prior to October 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB Opinion No. 25) and related interpretations.  Under the intrinsic value method, no compensation expense was reflected in the statement of income for stock options granted to employees, as all stock options had an exercise price equal to the fair value of the underlying common stock on the date of grant.

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

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of awards granted represents the period of time the awards are expected to be outstanding.  As the Company’s common stock has only recently become publicly-traded, expected volatility was based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies.  The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.  The Company uses historical data as a basis to estimate the probability of forfeitures.

The fair value of options granted during the three months ended December 31, 2007 and 2006 were determined using the following weighted average assumptions:

	Three Months Ended December 31,
	2007	2006
Dividend yield	—	—
Expected volatility	33%	25%
Risk-free interest rate	3.5%	4.6%
Term (in years)	4.5	7.0

Under SFAS 123R, the Company’s net income for the three months ended December 31, 2007 was $0.4 million lower than under the Company’s previous accounting method, as a result of recognizing the fair value of stock options as an expense.

Stock option activity for the three months ended December 31, 2007 and 2006 was as follows:

	2007		2006
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at September 30	7,728	$9.27	8,929	$8.43
Options granted	329	27.75	465	14.20
Options exercised	681	7.63	48	13.84
Options forfeited or expired	1	15.41	2	10.95
Outstanding at December 31	7,375	10.25	9,344	8.70

Vested and expected to vest in the future as of December 31	7,355	$10.23	9,333	$8.69

The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2007 was $9.13.

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

See also Note 3 regarding the effects of the IPO on outstanding shares.

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended
	December 31, 2007	December 31, 2006
	(in thousands, except per share data)
Denominator for basic earnings per share	99,644	57,600
Potential common shares:
Preferred stock, Class F and G	—	18,746
Stock options	3,236	2,236
Other	145	454
Denominator for diluted earnings per share	103,025	79,036

For the three months ended December 31, 2007 and 2006, no stock options were excluded from the calculation or were considered anti-dilutive.

11.  Commitments and Contingencies

The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions.  The Company carries professional liability insurance against such claims, subject to certain deductibles and policy limits.  From time to time, the Company establishes reserves for litigation that is considered a probable loss.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

At December 31, 2007, the Company was contingently liable in the amount of approximately $58.2 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

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

12.  Income Taxes

On October 1, 2007, the Company adopted the provisions of FIN 48.  Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings.  The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

As of the adoption date, the liability for income taxes associated with uncertain tax positions was $34.8 million and the related interest on the liability was $1.6 million (net of related tax benefits).  If recognized, $33.0 million of these amounts would be recorded as a benefit to income taxes on the Condensed Consolidated Statement of Income and, therefore would reduce the Company’s future effective tax rate.  The remaining $3.4 million would reduce deferred tax balances and amounts primarily arising from business combinations which, if recognized, would be recorded as reductions to goodwill.

As of December 31, 2007, the liability for income tax associated with uncertain tax positions was $35.7 million and the related interest on the liability was $2.0 million (net of related tax benefits).  If recognized, $34.3 million of these amounts would be recorded as a benefit to income taxes on the Condensed Consolidated Statement of Income and, therefore would reduce the Company’s future effective tax rate.  The remaining $3.4 million would reduce deferred tax balances and amounts primarily arising from business combinations which, if recognized, would be recorded as reductions to goodwill.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense.  At adoption, the Company had accrued $1.6 million of interest and penalties (net of $1.0 million tax benefit) related to uncertain tax positions and, as of December 31, 2007, the Company had accrued $2.0 million of interest and penalties (net of $1.2 million tax benefit) related to uncertain tax positions.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000.  The expiration of the statutes of limitation within the next twelve months for various jurisdictions is expected to reduce the Company’s uncertain tax position balance by approximately $2.3 million.

While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes reserves for income taxes represent the most probable outcome.  The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstance.

13.  Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 will be effective for the Company’s fiscal year ending September 30, 2009.  The Company is currently evaluating the potential impact of the provisions of SFAS 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for the Company’s fiscal year ending September 30, 2009.  The Company is currently evaluating the potential impact of the provisions of SFAS 157 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This accounting standard is effective for the Company’s year ending September 30, 2010.  The Company is currently evaluating the impact of SFAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective for the Company’s year ending September 30, 2010.  The Company is currently evaluating the impact of SFAS 160 on its financial statements.

14.  Subsequent Events

The Company announced on February 12, 2008 that it had entered into an agreement to purchase Earth Tech, Inc., an engineering services unit of Tyco International, for approximately $510 million cash.  The transaction is described in more detail in a current report on Form 8-K filed by the Company on February 12, 2008.  In addition, the Company also announced in February 2008 that it had entered into agreements to acquire Boyle Engineering Corporation, a Newport Beach, California based engineering services firm and Tecsult Inc., a Montreal, Canada based engineering services firm.

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and more than 33,000 employees and staff employed in the field on projects.

Our business focuses primarily on providing fee-based professional technical and support services and we are therefore labor and not capital intensive.  We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs.  We operate our business through two segments:  Professional Technical Services (PTS) and Management Support Services (MSS).

Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in major end markets such as transportation, facilities and environmental markets.  PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors, or other direct costs.

Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government.  MSS revenue typically includes a significant amount of pass-through fees from subcontractors, or other direct costs.

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

Components of Income and Expense

Our management internally analyzes the results of operations using several non-GAAP measures.  A significant portion of our revenue relates to services provided by subcontractors and other non-employees that the Company categorizes as “other direct costs.”  Those pass-through costs are typically paid to service providers upon our receipt of payment from the client.  Other direct costs are segregated from cost of revenue resulting in revenue, net of other direct costs, which is a measure of work performed by AECOM employees.  We have included information on revenue, net of other direct costs, as we believe that it is a more accurate measure on which to base gross margin.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended December 31,		Year Ended September 30,
	2007	2006	2007	2006	2005	2004	2003
	(in millions)
Other Financial Data:
Revenue	$1,080	$939	$4,237	$3,421	$2,395	$2,012	$1,915
Other direct costs	404	436	1,832	1,521	933	776	725
Revenue, net of other direct costs	676	503	2,405	1,900	1,462	1,236	1,190
Cost of revenue, net of other direct costs	349	255	1,244	994	785	667	656
Gross profit	327	248	1,161	906	677	569	534
Equity in earnings of joint ventures	3	2	12	6	2	3	2
Amortization expense of acquired intangible assets	2	1	12	15	3	—	—
Other general and administrative expenses	283	219	1,005	794	578	485	467
General and administrative expenses	285	220	1,017	809	581	485	467
Income from operations	$45	$30	$156	$103	$98	$87	$69

Reconciliation of Cost of Revenue:
Other direct costs	$404	$436	$1,832	$1,521	$933	$776	$725
Cost of revenue, net of other direct costs	349	255	1,244	994	785	667	656
Cost of revenue	$753	$691	$3,076	$2,515	$1,718	$1,443	$1,381

Results of Operations

Consolidated Results

	Three Months Ended
	December 31,	December 31, 2006	Change
	2007		$	%
	(in thousands)
Revenue	$1,080,250	$938,549	$141,701	15.1%
Other direct costs	404,664	435,415	(30,751)	(7.1)
Revenue, net of other direct costs	675,586	503,134	172,452	34.3
Cost of revenue, net of other direct costs	348,994	254,715	94,279	37.0
Gross profit	326,592	248,419	78,173	31.5
Equity in earnings of joint ventures	2,842	1,417	1,425	100.6
General and administrative expenses	284,902	219,828	65,074	29.6
Income from operations	44,532	30,008	14,524	48.4
Minority interest in share of earnings	1,279	1,586	(307)	(19.4)
Gain on sale of equity investment	—	11,286	(11,286)	n/a
Interest income (expense), net	1,433	(1,075)	2,508	233.3
Income before income tax expense	44,686	38,633	6,053	15.7
Income tax expense	15,193	13,113	2,080	15.9
Net income	$29,493	$25,520	$3,973	15.6%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2007	December 31, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	51.7	50.6
Gross profit	48.3	49.4
Equity in earnings of joint ventures	0.4	0.3
General and administrative expense	42.1	43.7
Income from operations	6.6	6.0
Minority interest in share of earnings	0.2	0.3
Gain on sale of equity investment	0.0	2.2
Interest income (expense), net	0.2	(0.2)
Income before income tax expense	6.6	7.7
Income tax expense	2.2	2.6
Net income	4.4%	5.1%

Revenue

Our revenue for the three months ended December 31, 2007 increased $141.7 million, or 15.1%, to $1.1 billion as compared to $938.5 million for the corresponding period last year.  Of this increase, $100.7 million, or 71.0%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $41.0 million, or 4.4%.  This increase was primarily attributable to growth in our Professional Technical Services segment which experienced increased demand for services due to higher government and private sector spending for infrastructure development in Australia, Canada, the United Arab Emirates, and the United Kingdom as a result of continued economic growth in these regions,  and higher volumes of work performed in our planning and urban design business.  Increased demand in these markets was partially offset by a decline in our design/build services in the United States due to the completion of a significant educational facility project in the U.S. in the fourth quarter of fiscal 2007.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs for the three months ended December 31, 2007 increased $172.5 million, or 34.3%, to $675.6 million as compared to $503.1 million in the corresponding period last year.  Of this increase, $78.7 million, or 45.6%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $93.8 million, or 18.6% due to increased staffing associated with the strong demand in the markets noted above.  This larger percentage increase as compared to that of revenue results from a lower offsetting effect of the decline in demand for our design/build services which contains a proportionately higher component of subcontractor costs.

Cost of Revenue, Net of Other Direct Costs

For the three months ended December 31, 2007, our cost of revenue, net of other direct costs increased $94.3 million, or 37.0%, to $349.0 million as compared to $254.7 million in the corresponding period last year.  Of this increase, $33.3 million, or 35.4%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased $61.0 million, or 23.9%.  For the three months ended December 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.7% as compared to 50.6% in the corresponding period last year.

Gross Profit

Our gross profit for the three months ended December 31, 2007 increased $78.2 million, or 31.5%, to $326.6 million as compared to $248.4 million in the corresponding period last year.  Of this increase, gross profit provided by companies acquired in the past 12 months was $45.4 million, or 58.1%.  Excluding gross profit provided by acquired companies, gross profit increased $32.8 million, or 13.2%.  This increase was primarily attributable to the increase in revenue, net of other direct costs.  For the three months ended December 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 48.3% as compared to 49.4% in the corresponding period last year.  The decrease was primarily the result of lower margins experienced in our design/build services business due to the decline in revenue noted above.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2007 increased $1.4 million, or 100.6%, to $2.8 million as compared to $1.4 million in the corresponding period last year.  The increase was primarily attributable to improved performance in a European joint venture that was in its initial phase in the prior year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2007 increased $65.1 million, or 29.6%, to $284.9 million as compared to $219.8 million in the corresponding period last year.  Of this increase, $35.7 million, or 54.9%, was incurred by companies acquired in the past twelve months.  Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $29.4 million, or 13.3%.  This increase was primarily attributable to the growth in revenue noted above, continued investments throughout the organization to support strategic initiatives and expenses incurred related to our becoming a public reporting company, including compliance efforts related to the requirements of the Sarbanes-Oxley Act of 2002.  For the three months ended December 31, 2007, general and administrative expenses, as a percentage of revenue, net of other direct costs was 42.1% as compared to 43.7% in the corresponding period last year.  The decrease in general and administrative expenses, as a percentage of revenue, net of other direct costs, reflects the benefits realized from our continuing cost efficiency initiatives.

Gain on Sale of Equity Investment

During the three months ended December 31, 2006, we sold our minority interest in an equity investment in the U.K. for 7.5 million GBP, or approximately $14.7 million.  Related to this sale, we recorded a gain on the sale of $11.3 million.

Interest Income (Expense) — Net

Our net interest income for the three months ended December 31, 2007 increased $2.5 million to $1.4 million of interest income, net, as compared to $1.1 million of net interest expense in the corresponding period last year.  This increase was primarily attributable to reduced interest expense due to repayments of borrowings and increased interest income due to investing activity, both as a result of proceeds from our initial public offering completed in May 2007.

Income Tax Expense

The effective tax rate for the three months ended December 31, 2007 was 34.0% as compared to 33.9% for the three months ended December 31, 2006.

Net Income

The factors described above resulted in net income for the three months ended December 31, 2007 of $29.5 million, an increase of $4.0 million, or 15.6%, as compared to $25.5 million in the corresponding period last year.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended
	December 31,	December 31,	Change
	2007	2006	$	%
	(in thousands)
Revenue	$893,441	$753,869	$139,572	18.5%
Other direct costs	244,916	270,822	(25,906)	(9.6)
Revenue, net of other direct costs	648,525	483,047	165,478	34.3
Cost of revenue, net of other direct costs	329,237	242,745	86,492	35.6
Gross profit	$319,288	$240,302	$78,986	32.9%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2007	December 31, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	50.8	50.3
Gross profit	49.2%	49.7%

Revenue

Revenue for our PTS segment for the three months ended December 31, 2007 increased $139.6 million, or 18.5%, to $893.4 million as compared to $753.9 million in the corresponding period last year.  Of this increase, $100.7 million, or 72.1%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $38.9 million, or 5.2%.  This increase was primarily attributable to increased government and private sector spending for infrastructure development in Australia, Canada, the United Arab Emirates, and the United Kingdom as a result of continued economic growth, and higher demand for our planning and urban design services which are focused on sustainable environments. These increases were partially offset by a decline in our design/build services in the United States attributable to the completion of a major educational facility project in the fourth quarter of fiscal 2007.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our PTS segment for the three months ended December 31, 2007 increased $165.5 million, or 34.3%, to $648.5 million as compared to $483.0 million in the corresponding period last year.  Of this increase, $78.7 million, or 47.6%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $86.8 million, or 18.0%.  This increase was primarily attributable to the revenue growth factors mentioned above, partially offset by the decline in design/build services in the United States.

Cost of Revenue, Net of Other Direct Costs

Cost of revenue, net of other direct costs for our PTS segment for the three months ended December 31, 2007 increased $86.5 million, or 35.6%, to $329.2 million as compared to $242.7 million in the corresponding period last year.  Of this increase,

$33.3 million, or 38.5%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased by $53.2 million, or 21.9%.  For the three months ended December 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 50.8% as compared to 50.3% in the corresponding period last year.

Gross Profit

Gross profit for our PTS segment for the three months ended December 31, 2007 increased $79.0 million, or 32.9%, to $319.3 million as compared to $240.3 million in the corresponding period last year.  Of this increase, $45.4 million, or 57.5%, was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $33.6 million, or 14.0%.  This increase was primarily attributable to the increase in revenue, net of other direct costs.  For the three months ended December 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 49.2% as compared to 49.7% in the corresponding period last year.  The decrease is primarily attributable to lower margins in our design/build services in the United States resulting from the decline in revenue noted above.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our PTS segment for the three months ended December 31, 2007 increased $1.8 million to $1.0 million as compared to losses of $0.8 million in the corresponding period last year.  The increase is primarily attributable to improved performance of a European joint venture for which we serve as a minority partner that is focused on public/private partnership projects.

Management Support Services

	Three Months Ended
	December 31,	December 31,	Change
	2007	2006	$	%
	(in thousands)
Revenue	$186,809	$184,680	$2,129	1.2%
Other direct costs	159,748	164,593	(4,845)	(2.9)
Revenue, net of other direct costs	27,061	20,087	6,974	34.7
Cost of revenue, net of other direct costs	19,757	11,970	7,787	65.1
Gross profit	$7,304	$8,117	$(813)	(10.0)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2007	December 31, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	73.0	59.6
Gross profit	27.0%	40.4%

Revenue

Revenue for our MSS segment for the three months ended December 31, 2007, increased $2.1 million, or 1.2%, to $186.8 million as compared to $184.7 million in the corresponding period last year.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our MSS segment for the three months ended December 31, 2007 increased $7.0 million, or 34.7%, to $27.1 million as compared to $20.1 million in the corresponding period last year.  The increase was primarily attributable to an increase in personnel and task orders received related to U.S. government activities in the Middle East.

Cost of Revenue, Net of Other Direct Costs

Cost of revenue, net of other direct costs for our MSS segment for the three months ended December 31, 2007, increased $7.8 million, or 65.1%, to $19.8 million as compared to $12.0 million in the corresponding period last year.  For the three months ended December 31, 2007, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 73.0% as compared to 59.6% in the corresponding period last year.

Gross Profit

Gross profit for our MSS segment for the three months ended December 31, 2007, decreased $0.8 million, or 10.0%, to $7.3 million as compared to $8.1 million in the corresponding period last year.  The decrease was primarily due to lower award fees on task orders related to U.S government activities in the Middle East. For the three months ended December 31, 2007, gross profit, as a percentage of revenue, net of other direct costs, was 27.0% as compared to 40.4% in the corresponding period last year.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our MSS segment for the three months ended December 31, 2007 decreased $0.4 million, or 17.8%, to $1.8 million as compared to $2.2 million in the corresponding period last year.  The decrease was primarily due to reduced activities in two joint ventures that provide training support services for international civilian police officers and peacekeepers, and operations and maintenance services at a military facility in the United States.

Seasonality

We experience seasonal trends in our business.  Our revenue is typically lower in the first quarter of our fiscal year, primarily due to lower utilization rates attributable to holidays recognized around the world.  Our revenue is typically higher in the last half of the year.  Many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available.  In addition, we find that the U.S. Federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30.  Further, our construction management revenue typically increases during the high construction season of the summer months.  Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services.  For these reasons, coupled with the number and significance of client contracts commenced and completed during a period, as well as the time of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Liquidity and Capital Resources

Cash Flows

In May 2007, we completed the initial public offering of 40.4 million shares of our common stock, which included the exercise of the underwriters’ over-allotment option to purchase 5.3 million shares, at $20.00 per share.  Of the total shares sold in the offering, 15.3 million were sold by stockholders of the Company.  Proceeds to the Company, net of underwriting discounts, commissions, and other offering related costs were approximately $468.3 million, of which $75.4 million was used to fund employees’ elections to diversify their holdings in the Company’s stock purchase plan.

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

At December 31, 2007, cash and cash equivalents were $327.1 million, a decrease of $87.4 million, or 21.1%, from $414.5 at September 30, 2007, as a result of operating, investing and financing activities, as described below.

Net cash used in operating activities was $35.7 million for the three months ended December 31, 2007, a decrease of $79.4 million from the net cash provided by operating activities of $43.7 million for the three months ended December 31, 2006.  The decrease was primarily attributable to a reduced rate of collections of accounts receivable, as evidenced by increased days sales outstanding.

Net cash used in investing activities was $55.6 million for the three months ended December 31, 2007, an increase of $51.0 million from the net cash used in investing activities of $4.6 million in the three months ended December 31, 2006.  As a result of various acquisitions, including Economics Research Associates and Gartner Lee Limited, net cash used in business combinations was $44.7 million as compared to $6.2 million for the comparable period last year.

Net cash provided by financing activities was $4.1 million for the three months ended December 31, 2007, an increase of $33.9 million from cash used in financing activities of $29.8 million in the comparable period last year, primarily a result of reduced payments to repurchase Company stock partially offset by reduced proceeds from issuance of Company stock.

Working Capital

Working capital, or current assets less current liabilities, increased $24.7 million, or 4.1%, to $622.4 million at December 31, 2007 from $597.7 million at September 30, 2007, primarily as a result of increased net accounts receivable and a reclassification of income taxes payable to other long-term liabilities resulting from the adoption of FIN48, offset by cash used in business combinations.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $52.9 million, or 5.9%, to $952.2 million at December 31, 2007 from $899.3 million at September 30, 2007.  For the same period, annualized revenue increased by approximately $84 million, or 2.0%, from $4.2 billion to $4.3 billion.

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

Borrowings and Lines of Credit

At December 31, 2007 and September 30, 2007, our long-term debt consisted of the following:

	December 31, 2007	September 30, 2007
	(in thousands of dollars)
Senior Notes	$8,333	$8,333
Term credit agreement	35,511	37,015
Other debt	4,088	2,602
Total long-term debt	47,932	47,950
Less: Current portion of long-term debt	(17,763)	(8,764)
Long-term debt, less current portion	$30,169	$39,186

Amended and Restated Credit Agreement

We have an unsecured credit agreement with a syndicate of banks to support our working capital and acquisition needs.  In August 2007, we amended and restated this agreement, primarily to increase the size of the facility.  The amended and restated credit agreement (ARCA) increased the available borrowing capacity under our unsecured revolving credit facility to $600 million from $300 million, and extended the expiration date to August 31, 2012.  We may also, at our option, increase the commitments under the facility up to a total of $750 million.  The ARCA contains customary representations and warranties, affirmative and negative covenants and events of default, which include a sub-limit for financial and commercial standby letters of credit of $100 million.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  Borrowings under the ARCA are limited by certain financial covenants.  At December 31, 2007 and September 30, 2007, there were no borrowings under the ARCA.  At December 31, 2007 and September 30, 2007, outstanding standby letters of credit totaled $24.4 million and $24.3 million, respectively, under the ARCA.  At December 31, 2007, we had $575.6 million available for borrowing under the ARCA.

Senior Notes

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

Term Credit Agreement

On September 22, 2006, through certain of our wholly-owned subsidiaries, we closed an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, we also provided a parent-company guarantee.  The terms and conditions of the term credit agreement are similar to those contained in the ARCA.  At December 31, 2007 and September 30, 2007, outstanding borrowings under this agreement were $35.5 and $37.0 million, respectively.

Other Debt

At December 31, 2007, we had ten non-U.S. unsecured credit facilities used to cover periodic overdrafts and to issue letters of credit in the aggregate amount of $97 million.

We also issued promissory notes to certain former shareholders of acquired companies.  The promissory notes of $0.6 million due to the former shareholders carry fixed and LIBOR-indexed interest rates.  These promissory notes have maturities ranging from January 2006 to April 2010.

Commitments and Contingencies

Planned capital expenditures include payments for recently announced acquisitions, property and equipment additions and replacements, expenditures to further the implementation of our ERP system and commitments under our incentive compensation programs. As we embark on additional capital-intensive initiatives, additional working capital may be required.

As of December 31, 2007, there was approximately $58.2 million outstanding under standby letters of credit issued, primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We adopted certain provisions of SFAS 158 as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  We currently expect to contribute $15.2 million to our non-U.S. plans in 2008.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  We currently expect to contribute $3.7 million to our domestic plans in the year ending 2008.  In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal year ending September 30, 2009.  We are currently evaluating the impact of the provisions of SFAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for us in our fiscal year beginning October 1, 2008.  We are currently evaluating the impact of the provisions of SFAS 157 on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This accounting standard is effective for our year ending September 30, 2010.  We are currently evaluating the impact of SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective for our year ending September 30, 2010.  We are currently evaluating the impact of SFAS 160 on our financial statements.

Recent Developments

The Company announced on February 12, 2008 that it had entered into an agreement to purchase Earth Tech, Inc., an engineering services unit of Tyco International, for approximately $510 million cash.  The transaction is described in more detail in a current report on Form 8-K filed by the Company on February 12, 2008.  In addition, the Company also announced in February 2008 that it had entered into agreements to acquire Boyle Engineering Corporation, a Newport Beach, California based engineering services firm and Tecsult Inc., a Montreal, Canada based engineering services firm.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates.  We actively monitor these exposures.  To reduce our exposure to market risk, we have entered into derivative financial instruments such as forward contracts and interest rate hedge contracts.  Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates.  It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures.  We do not use derivative financial instruments for trading purposes.  We currently have no material derivative instruments outstanding.

Foreign Currency Exchange Rate Risk

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

Interest Rate Risk

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest.  The Company’s operating results and financial condition could be adversely affected by an increase in these interest rates.  As of December 31, 2007 and September 30, 2007, we had $35.5 and $37.0 million, respectively, outstanding in borrowings under our term credit agreement and no amounts outstanding under our credit facility.  Interest on amounts borrowed under the credit facility is subject to adjustment based on certain levels of financial performance.  For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%.  For fiscal 2007, our weighted average borrowings on our senior credit facility were $75.6 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $0.8 million.  We invest our cash in money market securities or other high quality, short-term securities that are subject to minimal credit and market risk.

Item 4T.  Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending September 30, 2008.  The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending September 30, 2008.  We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement.  However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of September 30, 2008.

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

We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At December 31, 2007, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of $68 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

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

At December 31, 2007, our backlog of uncompleted projects under contract was approximately $3.1 billion and our selected-not-booked backlog was approximately $3.7 billion for a total backlog of $6.8 billion. Our backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our selected-not-booked backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended December 31, 2007, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

i.	1.59 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Stock Purchase Plan;

ii.	1.02 of our Class E shares which provide certain voting rights for holders of the exchangeable shares referenced in paragraph (iii) below; and

iii.	174,329 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified in paragraph (i) above to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. We issued the securities identified in paragraphs (ii) and (iii) above in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION

Date: February 13, 2008	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer and Chief Corporate Officer