Form 10-K/A
period 2007-09-30
AECOM TECHNOLOGY CORP
filed 2008-05-09
CIK 868857

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Explanatory Note

        AECOM Technology Corporation (the "Company") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the "Form 10-K") to reflect reclassification of the Company's consolidated balance sheet and the restatement of the consolidated statement of cash flows for the fiscal year ended September 30, 2007 as discussed in Note 23—Restatement of Financial Statements of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1. The restatement did not impact the Company's revenue, income from operations, net income, earnings per share, cash provided by operating activities, total current assets, total assets or stockholders' equity.

        During fiscal year 2008, the Company's management and the Audit Committee of the Board of Directors concluded that a change related to the classification of certain investments on the Company's balance sheet was appropriate. Specifically, it was determined that the fiscal 2007 issued financial statements should have presented investments of $198 million held in auction rate securities ("ARS") in current assets as marketable securities, rather than in current assets as cash equivalents, as previously reported. ARS are traditionally highly liquid investments, with interest rates that are reset through a "dutch auction" process that occurs every 7 to 35 days, depending on the terms of the individual security. The securities have long-term maturities. At each auction date, holders may elect to reset the interest rate on these securities at the rate determined by a market auction or to redeem the securities.

        Except for Items 7 and 8 of Part II and Item 15 of Part IV, no other information included in the Form 10-K is being amended. The remaining items contained within this Amendment No. 1 consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. This Amendment No. 1 does not reflect events occurring after the date of the Form 10-K or modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

        As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications).

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2007, approximately 37% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are the predominant method of contracting outside of the United States and our exposure to fixed-price contracts will likely increase as we increase the non-U.S. portions of our business. Fixed- price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and harm our results of operations. See "Business—Contracts" for further detail regarding our types of contracting methods.

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

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenue	$4,237	$3,421	$2,395	$2,012	$1,915
Cost of revenue	3,076	2,515	1,718	1,443	1,381

Gross profit	1,161	906	677	569	534
Equity in earnings of joint ventures	12	6	2	3	2
General and administrative expenses	1,017	809	581	485	467

Income from operations	156	103	98	87	69
Minority interest share of earnings	16	14	8	3	3
Gain on the sale of equity investment	11	—	—	—	—
Interest expense—net	3	10	7	8	10

Income before income tax expense	148	79	83	76	56
Income tax expense	48	25	29	26	19

Net income	$100	$54	$54	$50	$37

Net income allocation:
Preferred stock dividend	$—	$2	$6	$5	$2
Net income available for common stockholders	100	52	48	45	35

Net income	$100	$54	$54	$50	$37

Earnings per share available for common stockholders:
Basic	$1.37	$0.94	$0.93	$0.86	$0.67
Diluted	$1.15	$0.74	$0.84	$0.78	$0.65
Weighted average shares outstanding (in thousands):
Basic	73,091	54,856	51,880	52,600	52,858
Diluted	87,537	72,658	63,978	64,254	57,178
	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in millions, except employee data)
Other Data:
Depreciation and amortization	$45	$40	$20	$13	$13
Amortization expense of acquired intangible assets(1)	12	15	3	—	—
Capital expenditures	43	32	31	19	14
Backlog	3,043	2,480	1,980	1,620	1,660
Number of full-time and part-time employees	32,000	27,300	22,000	17,700	16,800

	As of September 30,
	2007	2006	2005	2004	2003
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$217	$128	$54	$121	$120
Working capital	598	201	171	225	213
Total assets	2,492	1,826	1,425	1,115	1,056
Long-term debt excluding current portion	39	123	216	105	122
Redeemable preferred and common stock and stock units, net of notes receivable	—	970	661	576	547
Stockholders' (deficit)/equity	1,278	(291)	(240)	(159)	(181)

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

        At September 30, 2007, cash and cash equivalents were $216.9 million, an increase of $89.0 million, or 69.6%, from $127.9 million at September 30, 2006. This increase was primarily attributable to the initial public offering of common stock, partially offset by repayment of debt and cash consideration paid in business acquisitions.

        Net cash provided by operating activities was $137.5 million for the year ended September 30, 2007, an increase of $16.2 million, or 13.4%, from $121.3 million for the year ended September 30, 2007. The increase was primarily attributable to increased net income, partially offset by a decrease in accounts payable.

        Net cash used in investing activities was $389.5 million for the year ended September 30, 2007, an increase of $317.7 million, or 442%, from the net cash used in investing activities of $71.8 million in the year ended September 30, 2006. For the year ended September 30, 2007, net cash used in business combinations was $158.7 million as compared to $53.3 million for the year ended September 30, 2007. Acquisitions in the year ended September 30, 2007 included Hayes, Seay, Mattern, & Mattern, Inc., RETEC, Inc., and STS Consultants, Ltd.

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

        As discussed in Note 23 to the consolidated financial statements, the Company reclassified certain investments which had previously been reported as cash and cash equivalents in the consolidated balance sheet as of September 30, 2007, and the consolidated statement of cash flows has been restated to reflect the impact of the reclassification of these investments for the period ended September 30, 2007.

/s/ ERNST & YOUNG LLP Los Angeles, California November 26, 2007 (April 30, 2008 for Note 23)

AECOM Technology Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2007	September 30, 2006
	(As Reclassified)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,339	$118,477
Cash in consolidated joint ventures	36,572	9,393

Total cash and cash equivalents	216,911	127,870
Marketable securities	200,783	—
Accounts receivable—net	1,091,682	913,178
Prepaid expenses and other current assets	67,087	52,827

TOTAL CURRENT ASSETS	1,576,463	1,093,875
PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	120,633	85,201
Leasehold improvements	48,504	31,539

Total	169,137	116,740
Accumulated depreciation and amortization	(50,935)	(26,417)

PROPERTY AND EQUIPMENT—NET	118,202	90,323
DEFERRED TAX ASSETS—NET	61,594	98,449
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	23,551	19,943
GOODWILL—NET	592,233	466,508
INTANGIBLE ASSETS—NET	30,928	18,168
OTHER NON-CURRENT ASSETS	88,850	38,508

TOTAL ASSETS	$2,491,821	$1,825,774

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,926	$2,716
Accounts payable and other current liabilities	228,350	265,192
Accrued expenses	491,989	365,548
Billings in excess of costs on uncompleted contracts	192,400	143,283
Income taxes payable	42,664	35,646
Deferred tax liability—net	14,641	12,824
Share purchase liability	—	55,394
Current portion of long-term obligations	6,838	11,949

TOTAL CURRENT LIABILITIES	978,808	892,552
OTHER LONG-TERM LIABILITIES	174,253	112,970
LONG-TERM DEBT	39,186	122,790
MINORITY INTEREST	21,089	18,701
REDEEMABLE COMMON STOCK AND COMMON STOCK UNITS	—	771,207
NOTES RECEIVABLE FROM STOCKHOLDERS	—	(36,552)
REDEEMABLE PREFERRED STOCK, Class F—authorized, 200,000; issued and outstanding, 47,000 and 0 as of September 30, 2006 and 2007, respectively; $2,500 liquidation preference value	—	117,500
REDEEMABLE PREFERRED STOCK, Class G—authorized, 200,000; issued and outstanding, 47,000 and 0 as of September 30, 2006 and 2007, respectively; $2,500 liquidation preference value	—	117,500
STOCKHOLDERS' (DEFICIT)/EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 56,203 and 49,779 shares at September 30, 2006 and 2007; respectively, $100 liquidation preference value	4,978	—
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 56 and 72 shares as of September 30, 2006 and 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 and 5 shares as of September 30, 2006 and 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 34,183,074 and 99,061,692, as of September 30, 2006 and 2007, respectively	991	—
Additional paid-in capital (deficit)	1,224,164	(254,225)
Accumulated other comprehensive loss	(26,211)	(36,669)
Retained earnings	74,563	—

TOTAL STOCKHOLDERS' (DEFICIT)/EQUITY	1,278,485	(290,894)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$2,491,821	$1,825,774

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

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,297	$53,686	$53,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,126	39,830	19,928
Equity in earnings of unconsolidated joint ventures	(11,828)	(6,554)	(2,352)
Distribution of earnings from unconsolidated affiliates	10,912	6,867	364
Stock match and other non-cash stock compensation	24,966	14,779	3,214
Excess tax benefit from share based payment	(7,225)	—	—
Write-off of deferred financing costs and make-whole premium	3,166	2,100	—
Minimum pension liability adjustment	(4,562)	17,492	(26,356)
Interest income on notes from stockholders	(754)	(2,111)	(2,008)
Foreign currency translation	14,625	6,445	(8,926)
Deferred income tax expense (benefit)	15,667	(12,136)	13,093
Gain on sale of equity investment	(11,286)	—	—
Gain on sale-leaseback	(2,010)	—	—
Gain on termination of interest rate hedge	—	(1,139)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(114,548)	(135,418)	(72,407)
Prepaid expenses and other assets	1,022	(12,845)	(15,418)
Accounts payable	(51,154)	47,433	18,757
Accrued expenses and other current liabilities	88,403	74,550	35,593
Billings in excess of costs on uncompleted contracts	42,410	14,525	24,782
Other long-term liabilities	(14,455)	(16,060)	34,545
Income taxes receivable/payable	8,691	29,822	(30,036)

Net cash provided by operating activities	137,463	121,266	46,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(158,742)	(53,296)	(158,894)
Purchases of investment securities	(357,288)	—	—
Sales of investment securities	156,505	—	60,538
Deferred income tax on gain from the sale of a building	—	(6,494)	—
Net investment in unconsolidated affiliates	(1,704)	(1,026)	(8,249)
Payments for capital expenditures	(43,203)	(32,300)	(31,175)
Proceeds from sale of equity investment	14,683	—	—
Proceeds from sale of property and equipment	225	21,301	785

Net cash used in investing activities	(389,524)	(71,815)	(136,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in initial public offering	468,280	—	—
Proceeds from borrowings under credit agreements	197,579	342,161	130,000
Repayments of borrowings under long-term obligations	(287,084)	(442,013)	(9,106)
Funding of stock purchase plan rabbi trust	(75,413)	—	—
Proceeds from issuance of common and preferred stock and units	55,395	62,178	37,057
Proceeds from exercise of stock options	3,009	5,754	4,914
Payments to repurchase common stock and common stock units	(50,076)	(59,155)	(73,538)
Proceeds from payment of notes receivable from stockholders	22,663	—	—
Payment of debt prepayment premium	(3,166)	—	—
Excess tax benefit from share based payment	7,225	—	—
Net proceeds from issuance of Class F and G preferred stock	—	232,120	—
Payments to redeem Class D preferred stock	—	(116,486)	—
Proceeds from terminating interest rate hedge	—	1,139	—
Payments of dividends on convertible preferred stock	(249)	(1,900)	(5,250)

Net cash provided by financing activities	338,163	23,798	84,077

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,939	269	196
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	89,041	73,518	(6,135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	127,870	54,352	60,487

CASH AND CASH EQUIVALENTS AT END OF YEAR	$216,911	$127,870	$54,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Retirement of fully depreciated equipment (non-cash)	$16,676	$8,122	$11,554

Interest paid	$7,751	$14,584	$8,788

Income taxes paid, net of refunds received	$36,345	$16,366	$20,182

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

3. Mergers and Acquisitions

        The aggregate value of all consideration for the mergers and acquisitions consummated during the years ended September 30, 2007 and 2006 were $173 million and $90 million, respectively. The following

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Mergers and Acquisitions (Continued)

table summarizes the estimated fair values, in thousands, of the assets acquired and liabilities assumed, as of the dates of acquisitions, of acquisitions consummated during the fiscal years presented:

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Intangible Assets (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accounts Receivable—Net (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

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

        As of September 30, 2007, the deferred tax asset was $200.8 million. The Company has recorded a valuation allowance of approximately $29.6 million related to state R&D tax credits and net operating loss carryovers. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with SFAS No. 109, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry-forwards and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Long-Term Debt (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Plans (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Plans (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Plans (Continued)

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

        After a share of Convertible Preferred Stock has been outstanding for at least three years, the Company may redeem such Convertible Preferred Stock at the Company's election, in whole or in part, upon not less than 30 or more than 60 days' written notice. The redemption price shall be equal to 102.5% of the liquidation preference of the share of Convertible Preferred Stock to be redeemed, plus the payment of any accrued and unpaid dividends to the redemption date. If the Convertible Preferred Stock has been held at least one year, on each January 1, April 1, July 1, and October 1, or a Preferred Conversion Date, the holder of shares of Convertible Preferred Stock may convert some or all of the shares of Convertible Preferred Stock held into shares of the Company's Common Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Convertible Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution of assets is made to any other hold of stock of the Company.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Earnings Per Share (Continued)

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

        In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Information—Unaudited (Continued)

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

23. Restatement of Financial Statements

        During fiscal year 2008, the Company's management and the Audit Committee of the Board of Directors concluded that a change related to the classification of certain investments on the Company's balance sheet was appropriate. Specifically, it was determined that the fiscal 2007 issued financial statements should have presented investments of $198 million held in auction rate securities ("ARS") in current assets as marketable securities, rather than in current assets as cash equivalents, as previously reported. ARS are traditionally highly liquid investments, with interest rates that are reset through a "dutch auction" process that occurs every 7 to 35 days, depending on the terms of the individual security. The securities have long-term maturities. At each auction date, holders may elect to reset the interest rate

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Restatement of Financial Statements (Continued)

on these securities at the rate determined by a market auction or to redeem the securities. The reclassification of these investments did not impact the Company's revenue, income from operations, net income, earnings per share, cash provided by operating activities, total current assets, total assets or shareholders' equity as of September 30, 2007 and for the year then ended.

        The following is a summary of the effects of the restatement on the Company's consolidated statement of cash flows for the fiscal year ended September 30, 2007:

	Fiscal Year Ended September 30, 2007
	As previously reported	As restated
Cash flows from investing activities:
Purchases of investment securities	(3,179)	(357,288)
Sales of investment securities	—	156,505
Net cash used in investing activities	(191,920)	(389,524)
Net increase in cash and cash equivalents	286,645	89,041
Cash and cash equivalents at beginning of year	127,870	127,870
Cash and cash equivalents at end of year	414,515	216,911

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

QuickLinks

Explanatory Note
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