Form 10-Q/A
period 2007-12-31
AECOM TECHNOLOGY CORP
filed 2008-05-09
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒      Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of February 6, 2008, 100,201,803 shares of the registrant’s common stock were outstanding.

Explanatory Note

AECOM Technology Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (the “Form 10-Q”) to reflect the reclassification of the Company’s consolidated balance sheet and the restatement of the consolidated statement of cash flows for the quarter ended December 31, 2007 as discussed in Note 15 - Restatement of Financial Statements of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1.  The restatement did not impact the Company’s revenue, income from operations, net income, earnings per share, cash provided by operating activities, total current assets, total assets or stockholders’ equity.

During the fiscal year 2008, the Company’s management and the Audit Committee of the Board of Directors concluded that a change related to the classification of certain investments on the Company’s balance sheet was appropriate. Specifically, it was determined that the fiscal 2007 issued financial statements should have presented investments of $124 million held in auction rate securities (“ARS”) in current assets as marketable securities, rather than in current assets as cash equivalents, as previously reported.  ARS are traditionally highly liquid investments, with interest rates that are reset through a “dutch auction” process that occurs every 7 to 35 days, depending on the terms of the individual security.  The securities have long-term maturities.  At each auction date, holders may elect to reset the interest rate on these securities at the rate determined by a market auction or to redeem the securities.

Except for Items 1 and 2 of Part I and Item 6 of Part II, no other information included in the Form 10-Q is being amended.  The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader.  This Amendment No. 1 does not reflect events occurring after the date of the Form 10-Q or modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Form 10-Q, and such forward-looking statements should be read in their historical context.  Accordingly, this Amendment No.1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications).

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2007	September 30, 2007
	(Unaudited)
	(As Reclassified)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,742	$180,339
Cash in consolidated joint ventures	28,935	36,572
Total cash and cash equivalents	202,677	216,911
Marketable securities	127,579	200,783
Accounts receivable–net	1,168,047	1,091,682
Prepaid expenses and other current assets	70,971	67,087
TOTAL CURRENT ASSETS	1,569,274	1,576,463
PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	128,261	120,633
Leasehold improvements	55,332	48,504
Total	183,593	169,137
Accumulated depreciation and amortization	(58,713)	(50,935)
PROPERTY AND EQUIPMENT—NET	124,880	118,202
DEFERRED TAX ASSETS—NET	60,568	61,594
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	24,145	23,551
GOODWILL—NET	627,944	592,233
INTANGIBLE ASSETS—NET	33,876	30,928
OTHER NON-CURRENT ASSETS	90,468	88,850
TOTAL ASSETS	$2,531,155	$2,491,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,448	$1,926
Accounts payable and other current liabilities	230,427	228,350
Accrued expenses	464,182	491,989
Billings in excess of costs on uncompleted contracts	215,826	192,400
Income taxes payable	—	42,664
Deferred tax liability – net	18,703	14,641
Current portion of long-term obligations	14,315	6,838
TOTAL CURRENT LIABILITIES	946,901	978,808
OTHER LONG-TERM LIABILITIES	205,652	174,253
LONG-TERM DEBT	30,169	39,186
MINORITY INTEREST	22,244	21,089
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 42,370 and 49,779 shares at December 31 and September 30, 2007; respectively, $100 liquidation preference value	4,237	4,978
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 71 and 72 shares as of December 31 and September 30, 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 shares as of December 31 and September 30, 2007; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 99,758,333 and 99,061,692, as of December 31 and September 30, 2007, respectively	998	991
Additional paid-in capital	1,244,075	1,224,164
Accumulated other comprehensive loss	(27,121)	(26,211)
Retained earnings	104,000	74,563
TOTAL STOCKHOLDERS’ EQUITY	1,326,189	1,278,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,531,155	$2,491,821

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

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2007	2006
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,493	$25,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,567	6,970
Equity in earnings of unconsolidated joint ventures	(2,842)	(1,417)
Distribution of earnings from unconsolidated affiliates	2,262	108
Stock based compensation	5,111	7,048
Excess tax benefit from share based payment	(4,910)	—
Interest income on notes from stockholders	—	(532)
Foreign currency translation	(46)	(954)
Gain on sale of equity investment	—	(11,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(49,665)	(8,626)
Prepaid expenses and other assets	1,624	(10,337)
Accounts payable	(3,222)	3,711
Accrued expenses and other current liabilities	(39,507)	(10,520)
Billings in excess of costs on uncompleted contracts	21,626	24,183
Other long-term liabilities	(5,215)	3,652
Income taxes receivable/payable	(1,993)	16,148
Net cash (used in) provided by operating activities	(35,717)	43,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(44,652)	(6,200)
Net investment in unconsolidated affiliates	(13)	(3,034)
Sales of investment securities	83,104	—
Purchases of investment securities	(9,900)	—
Payments for capital expenditures	(10,908)	(10,093)
Proceeds from sale of equity investment	—	14,683
Net cash provided by (used in) investing activities	17,631	(4,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	—	2,681
Repayments of borrowings under long-term obligations	(2,718)	(7,000)
Proceeds from issuance of common stock	3,791	20,210
Proceeds from exercise of stock options	2,185	521
Payments to repurchase common stock	(4,050)	(46,846)
Proceeds from payment of notes receivable from stockholders	—	477
Excess tax benefit from share based payment	4,910	178
Net cash provided by (used in) financing activities	4,118	(29,779)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(266)	659
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,234)	9,904
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216,911	127,870
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,677	$137,774

NON-CASH INVESTING AND FINANCING ACTIVITY Common stock issued in acquisitions	$3,979	$800

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

15. Restatement of Financial Statements

During the fiscal year 2008, the Company’s management and the Audit Committee of the Board of Directors concluded that a change related to the classification of certain investments on the Company’s balance sheet was appropriate. Specifically, it was determined that the fiscal 2007 issued financial statements should have presented investments of $124 million held in auction rate securities (“ARS”) in current assets as marketable securities, rather than in current assets as cash equivalents, as previously reported.  ARS are traditionally highly liquid investments, with interest rates that are reset through a “dutch auction” process that occurs every 7 to 35 days, depending on the terms of the individual security.  The securities have long-term maturities.  At each auction date, holders may elect to reset the interest rate on these securities at the rate determined by a market auction or to redeem the securities.  The reclassification of these investments did not impact the Company’s revenue, income from operations, net income, earnings per share, cash provided by operating activities, total current assets, total assets or shareholders’ equity as of December 31, 2007 and for the quarter then ended.

The following is a summary of the effects of the restatement on the Company’s consolidated statement of cash flows for the quarter ended December 31, 2007:

	Quarter Ended December 31, 2007
	As previously reported	As restated

Cash flows from investing activities:
Purchases of investment securities	—	(9,900)
Sales of investment securities	—	83,104
Net cash (used in) provided by investing activities	(55,573)	17,631
Net decrease in cash and cash equivalents	(87,438)	(14,234)
Cash and cash equivalents at beginning of period	414,515	216,911
Cash and cash equivalents at end of period	327,077	202,677

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

At December 31, 2007, cash and cash equivalents were $202.7 million, a decrease of $14.2 million, or 6.5%, from $216.9 at September 30, 2007, as a result of operating, investing and financing activities, as described below.

Net cash used in operating activities was $35.7 million for the three months ended December 31, 2007, a decrease of $79.4 million from the net cash provided by operating activities of $43.7 million for the three months ended December 31, 2006.  The decrease was primarily attributable to a reduced rate of collections of accounts receivable, as evidenced by increased days sales outstanding.

Net cash provided by investing activities was $17.6 million for the three months ended December 31, 2007, an increase of $22.2 million from the net cash used in investing activities of $4.6 million in the three months ended December 31, 2006.  As a result of various acquisitions, including Economics Research Associates and Gartner Lee Limited, net cash used in business combinations was $44.7 million as compared to $6.2 million for the comparable period last year.

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

AECOM TECHNOLOGY CORPORATION

Date: May 9, 2008	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer and Chief Corporate Officer