Form 10-Q
period 2008-03-31
AECOM TECHNOLOGY CORP
filed 2008-05-09
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 2, 2008, 101,240,332 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$194,127	$180,339
Cash in consolidated joint ventures	23,548	36,572
Total cash and cash equivalents	217,675	216,911
Marketable securities	—	200,783
Accounts receivable – net	1,335,191	1,091,682
Prepaid expenses and other current assets	56,348	67,087
TOTAL CURRENT ASSETS	1,609,214	1,576,463
PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	138,275	120,633
Leasehold improvements	65,676	48,504
Total	203,951	169,137
Accumulated depreciation and amortization	(67,610)	(50,935)
PROPERTY AND EQUIPMENT—NET	136,341	118,202
DEFERRED TAX ASSETS—NET	61,563	61,594
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	26,280	23,551
GOODWILL—NET	663,110	592,233
INTANGIBLE ASSETS—NET	44,497	30,928
OTHER NON-CURRENT ASSETS	160,928	88,850
TOTAL ASSETS	$2,701,933	$2,491,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,065	$1,926
Accounts payable and other current liabilities	257,250	228,350
Accrued expenses	528,293	491,989
Billings in excess of costs on uncompleted contracts	232,562	192,400
Income taxes payable	2,794	42,664
Deferred tax liability – net	23,119	14,641
Current portion of long-term debt	16,577	6,838
TOTAL CURRENT LIABILITIES	1,062,660	978,808
OTHER LONG-TERM LIABILITIES	192,945	174,253
LONG-TERM DEBT	32,906	39,186
MINORITY INTEREST	26,284	21,089
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 29,367 and 49,779 shares at March 31, 2008 and September 30, 2007; respectively, $100 liquidation preference value	2,937	4,978
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 71 and 72 shares as of March 31, 2008 and September 30, 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 shares as of March 31, 2008 and September 30, 2007; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 101,171,737 and 99,061,692, as of March 31, 2008 and September 30, 2007, respectively	1,011	991
Additional paid-in capital	1,269,252	1,224,164
Accumulated other comprehensive loss	(25,693)	(26,211)
Retained earnings	139,631	74,563
TOTAL STOCKHOLDERS’ EQUITY	1,387,138	1,278,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,701,933	$2,491,821

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenue	$1,164,121	$1,083,709	$2,244,371	$2,022,258

Cost of revenue	794,726	799,838	1,548,384	1,489,968
Gross profit	369,395	283,871	695,987	532,290

Equity in earnings of joint ventures	4,008	2,219	6,850	3,636
General and administrative expenses	314,444	248,146	599,346	467,974
Income from operations	58,959	37,944	103,491	67,952

Minority interest in share of earnings	4,798	3,648	6,077	5,234
Other expense	813	—	1,628	—
Gain on sale of equity investment	—	—	—	11,286
Interest income (expense), net	2,061	(2,228)	4,309	(3,303)
Income before income tax expense	55,409	32,068	100,095	70,701

Income tax expense	19,580	10,870	34,773	23,983

Net income	$35,829	$21,198	$65,322	$46,718

Net income allocation:
Preferred stock dividend	$39	$87	$95	$116
Net income available for common stockholders	35,790	21,111	65,227	46,602
Net income	$35,829	$21,198	$65,322	$46,718

Net income per share:
Basic	$0.36	$0.37	$0.65	$0.82
Diluted	$0.35	$0.27	$0.63	$0.60

Weighted average shares outstanding:
Basic	100,571	56,331	100,108	56,965
Diluted	103,454	77,964	103,240	78,500

Condensed Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income	$35,829	$21,198	$65,322	$46,718

Other comprehensive income:
Foreign currency translation adjustments	(160)	4,199	(1,070)	7,174
Pension adjustments	1,588	—	1,588	—
Comprehensive income	$37,257	$25,397	$65,840	$53,892

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,322	$46,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,340	18,972
Equity in earnings of unconsolidated joint ventures	(6,850)	(3,636)
Distribution of earnings from unconsolidated joint ventures	9,068	4,068
Stock based compensation	11,456	13,143
Excess tax benefit from share based payment	(8,552)	—
Interest income on notes from stockholders	—	(754)
Foreign currency translation	(475)	1,490
Gain on sale of equity investment	—	(11,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(165,609)	(75,211)
Prepaid expenses and other assets	33,112	(11,869)
Accounts payable	18,400	(11,395)
Accrued expenses and other current liabilities	10,303	31,928
Billings in excess of costs on uncompleted contracts	28,262	51,903
Other long-term liabilities	(13,811)	(170)
Income taxes receivable/payable	1,301	(171)
Net cash provided by operating activities	3,267	53,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(102,750)	(125,797)
Net investment in unconsolidated affiliates	(1,247)	712
Proceeds from sales of investment securities	129,234	—
Purchases of investment securities	(9,900)	—
Payments for capital expenditures	(23,807)	(18,642)
Proceeds from sale of equity investment	—	14,683
Net cash used in investing activities	(8,470)	(129,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	—	51,858
Repayments of borrowings under long-term obligations	(5,184)	(8,500)
Proceeds from issuance of common stock	5,979	42,157
Proceeds from exercise of stock options	4,979	2,933
Payments to repurchase common stock	(8,650)	(48,455)
Proceeds from payment of notes receivable from stockholders	—	22,663
Excess tax benefit from share based payment	8,552	—
Net cash provided by financing activities	5,676	62,656

EFFECT OF EXCHANGE RATE CHANGES ON CASH	291	1,052
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	764	(11,606)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216,911	127,870
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217,675	$116,264

NON-CASH INVESTING AND FINANCING ACTIVITY Common stock issued in acquisitions	$20,850	$800

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements of AECOM Technology Corporation (the Company) are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented.  All inter-company balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2007.

The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008.

The Company reports its annual results of operations based on 52 or 53-week periods ending on the Friday nearest September 30.  The Company reports its quarterly results of operations based on periods ending on the Friday nearest December 31, March 31, and June 30.  For clarity of presentation, all periods are presented as if the periods ended on September 30, December 31, March 31, and June 30.

All share and per share amounts reflect, on a retroactive basis, the 2-for-1 stock split effected in the form of a 100% stock dividend wherein one additional share of stock was issued effective May 4, 2007 for each share outstanding as of the record date of May 4, 2007.

2.    Adoption of Change in Accounting Principle

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in recognizing income taxes in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a “more-likely-than-not” recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As the provisions of FIN 48 are to be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of October 1, 2007.  Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions.  FIN 48 became effective for the Company in the first quarter of the fiscal year ending September 30, 2008.  The adoption of FIN 48 did not have a material effect on the Company’s financial statements.  For additional information on the adoption of FIN 48, see Note 13 – Income Taxes.

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

4.    Business Acquisitions

The Company announced in February 2008 that it had entered into an agreement to acquire substantially all of Earth Tech, Inc., an engineering services unit of Tyco International, Ltd. for approximately $510 million in cash.  The transaction is described in more detail in a current report on Form 8-K filed by the Company on February 12, 2008.

During the quarter ended March 31, 2008, the Company completed the acquisition of Tecsult Inc., a Montreal, Canada based engineering services firm.

Also, during the quarter ended March 31, 2008, the Company announced that it had entered into an agreement to acquire Boyle Engineering Corporation (Boyle), a Newport Beach, California based engineering services firm.  As discussed in Note 15 – Subsequent Events, subsequent to the quarter ended March 31, 2008, the Company completed the acquisitions of Boyle and Totten Sims Hubicki Associates (TSH), an Ontario, Canada based engineering services firm.

5.    Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Total cash and cash equivalents includes cash in consolidated joint ventures.

From time to time, the Company invests its excess cash in financial instruments.  In the past, these marketable securities have included auction rate securities.  Auction rate securities held by the Company are primarily AAA rated, long-term debt obligations secured by student loans and have interest rates which are reset every 7 to 35 days.  The recent uncertainties in the credit markets have affected the Company’s holding in these investments, since auctions for these securities have failed to settle on their respective settlement dates.  The Company continues to earn interest on its auction rate securities and there has been no change in the ratings of these securities to date.  Based on the Company’s ability and intent to hold these investments to their expected recovery, the financial strength of the issuers and guarantors of the securities (including the U.S. government) and valuations performed by the Company, no impairment is deemed to exist at March 31, 2008.  The Company will continue to monitor the auction rate securities market and the liquidity and value of the securities it holds.  Adjustments to the fair value may be required in the future to reflect changes in market conditions.

Due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market, the Company has classified these investments within non-current assets as of March 31, 2008.  At March 31, 2008, $81.5 million in auction rate securities were classified within other non-current assets.

6.    Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
	(in thousands)
Billed	$788,964	$635,996
Unbilled	567,076	466,612
Contract retentions	39,303	40,522
Total accounts receivable—gross	1,395,343	1,143,130
Allowance for doubtful accounts	(60,152)	(51,448)
Total accounts receivable—net	$1,335,191	$1,091,682

Billings in excess of costs on uncompleted contracts	$232,562	$192,400

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of March 31, 2008 and September 30, 2007 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of March 31, 2008 or September 30, 2007.

7.   Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting segment for the six months ended March 31, 2008 were as follows:

	September 30, 2007	Post-Acquisition Adjustments	Acquired	March 31, 2008
	(in thousands)
Professional Technical Services	$583,807	$5,600	$70,877	$660,284
Management Support Services	8,426	(5,600)	—	2,826
Total	$592,233	$—	$70,877	$663,110

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2008 and September 30, 2007, included in intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	March 31, 2008		September 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$37,569	$24,950	$28,669	$24,849
Customer Relationships	36,669	6,337	30,478	4,645
Trade-Names	2,519	973	1,764	489
Total	$76,757	$32,260	$60,911	$29,983

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

The following table presents estimated amortization expense for the remainder of fiscal 2008 and for the succeeding years:

Fiscal Year	(in thousands)
2008	$6,933
2009	9,170
2010	4,323
2011	4,180
2012	3,987
Thereafter	15,904
Total	$44,497

8.   Disclosures About Pension Benefit Obligations

The Company’s pension cost for the three and six months ended March 31, 2008 and 2007 includes the following components:

U.S. Plans	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Service costs	$563	$651	$1,126	$1,302
Interest cost on projected benefit obligation	1,912	1,876	3,824	3,752
Expected return on plan assets	(1,778)	(1,719)	(3,556)	(3,438)
Amortization of prior service costs	(290)	(289)	(580)	(578)
Amortization of net loss	833	982	1,666	1,964
Net periodic benefit cost	$1,240	$1,501	$2,480	$3,002

Non U.S. Plans	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Service costs	$1,086	$1,245	$2,173	$2,463
Interest cost on projected benefit obligation	4,848	4,378	9,746	8,660
Expected return on plan assets	(5,252)	(4,047)	(10,555)	(8,007)
Amortization of prior service costs	(102)	(428)	(205)	(525)
Amortization of net loss	794	970	1,589	1,919
Curtailment (gain)/loss recognized	—	(2,646)	—	(2,646)
Net periodic benefit cost	$1,374	$(528)	$2,748	$1,864

The total amounts of employer contributions paid for the six months ended March 31, 2008 were $0.1 million for U.S. plans and $7.7 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2008 are $3.5 million for U.S. plans and $7.5 million for non-U.S. plans.

9.   Reportable Segments

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Three Months Ended March 31, 2008:
Revenue	$955,067	$209,054	$—	$1,164,121
Revenue, net of other direct costs	710,631	40,121	—	750,752
Gross profit	350,687	18,708	—	369,395
Gross profit as a % of revenue	36.7%	8.9%		31.7%
Gross profit as a % of revenue, net of other direct costs	49.3%	46.6%		49.2%
Equity in earnings of joint ventures	2,676	1,332	—	4,008
General and administrative expenses	292,809	6,052	15,583	314,444
Operating income	60,554	13,988	(15,583)	58,959
Segment assets	2,246,431	198,919	256,583	2,701,933

Three Months Ended March 31, 2007:
Revenue	$843,218	$240,491	$—	$1,083,709
Revenue, net of other direct costs	560,859	28,623	—	589,482
Gross profit	271,029	12,842	—	283,871
Gross profit as a % of revenue	32.1%	5.3%		26.2%
Gross profit as a % of revenue, net of other direct costs	48.3%	44.9%		48.2%
Equity in earnings of joint ventures	681	1,538	—	2,219
General and administrative expenses	232,264	6,035	9,847	248,146
Operating income	39,446	8,345	(9,847)	37,944

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Six Months Ended March 31, 2008:
Revenue	$1,848,508	$395,863	$—	$2,244,371
Revenue, net of other direct costs	1,359,156	67,182	—	1,426,338
Gross profit	669,975	26,012	—	695,987
Gross profit as a % of revenue	36.2%	6.6%		31.0%
Gross profit as a % of revenue, net of other direct costs	49.3%	38.7%		48.8%
Equity in earnings of joint ventures	3,708	3,142	—	6,850
General and administrative expenses	561,907	11,742	25,697	599,346
Operating income	111,776	17,412	(25,697)	103,491
Segment assets	2,246,431	198,919	256,583	2,701,933

Six Months Ended March 31, 2007:
Revenue	$1,597,087	$425,171	$—	$2,022,258
Revenue, net of other direct costs	1,043,906	48,710	—	1,092,616
Gross profit	511,331	20,959	—	532,290
Gross profit as a % of revenue	32.0%	4.9%		26.3%
Gross profit as a % of revenue, net of other direct costs	49.0%	43.0%		48.7%
Equity in earnings of joint ventures	(104)	3,740	—	3,636
General and administrative expenses	435,943	11,806	20,225	467,974
Operating income	75,284	12,893	(20,225)	67,952

10.       Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that requires the Company to expense the fair value of employee stock options and similar awards.  Under SFAS 123R, share-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest.

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

The fair value of options granted during the three and six months ended March 31, 2008 and 2007 were determined using the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Expected volatility	33%	25%	33%	25%
Risk-free interest rate	3.5	4.6	3.5	4.6
Term (in years)	4.5	7	4.5	7

Under SFAS 123R, the Company’s net income for the six months ended March 31, 2008 and 2007 was $0.6 million and $0.3 million lower than under the Company’s previous accounting method, as a result of recognizing the fair value of stock options as an expense.

Stock option activity for the six months ended March 31, 2008 and 2007 was as follows:

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at September 30	7,728	$9.27	8,929	$8.42
Options granted	464	27.38	549	14.13
Options exercised	1,107	7.27	383	7.60
Options forfeited or expired	38	15.90	25	13.62
Outstanding at March 31	7,047	10.75	9,070	8.79

Vested and expected to vest in the future as of March 31	7,024	$10.72	9,059	$8.78

The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2008 was $8.76.

11.       Earnings Per Share

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

See also Note 3 regarding the effects of the IPO on outstanding shares.

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(in thousands, except per share data)
Denominator for basic earnings per share	100,571	56,331	100,108	56,965
Potential common shares:
Preferred stock, Class F and G	—	18,747	—	18,747
Stock options	2,780	2,462	3,008	2,348
Other	103	424	124	440
Denominator for diluted earnings per share	103,454	77,964	103,240	78,500

For the six months ended March 31, 2008 and 2007, no stock options were excluded from the calculation or were considered anti-dilutive.

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

At March 31, 2008, the Company was contingently liable in the amount of approximately $83.5 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

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

13.       Income Taxes

On October 1, 2007, the Company adopted the provisions of FIN 48.  Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

As of March 31, 2008, the liability for income tax associated with uncertain tax positions was $36.3 million and the related interest on the liability was $2.3 million (net of related tax benefits).  If recognized, $35.2 million of these amounts would be recorded as a benefit to income taxes on the Condensed Consolidated Statement of Income and, therefore would reduce the Company’s future effective tax rate.  The remaining $3.4 million would reduce deferred tax balances and amounts primarily arising from business combinations which, if recognized, would be recorded as reductions to goodwill.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense.  At adoption, the Company had accrued $1.6 million of interest and penalties (net of $1.0 million tax benefit) related to uncertain tax positions and, as of March 31, 2008, the Company had accrued $2.3 million of interest and penalties (net of $1.4 million tax benefit) related to uncertain tax positions.

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

14.       Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This accounting standard is effective for the Company’s fiscal year ending September 30, 2010.  The Company is currently evaluating the impact of SFAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective for the Company’s fiscal year ending September 30, 2010.  The Company is currently evaluating the impact of SFAS 160 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 will be effective for the Company as of October 1, 2008.  The Company is currently evaluating the potential impact of the provisions of SFAS 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for the Company as of October 1, 2008.  The Company is currently evaluating the potential impact of the provisions of SFAS 157 on its financial statements.

15.  Subsequent Events

As discussed in Note 4 – Business Acquisitions, subsequent to the second fiscal quarter 2008, the Company completed the acquisitions of Boyle and TSH.

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and more than 35,000 employees and staff employed in the field on projects.

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

Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities environmental, and energy and power markets.  PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors, or other direct costs.

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

Components of Income and Expense

Our management internally analyzes the results of operations using several non-GAAP measures.  A significant portion of our revenue relates to services provided by subcontractors and other non-employees that the Company categorizes as “other direct costs.”  Those pass-through costs are typically paid to service providers upon our receipt of payment from the client.  Other direct costs are segregated from cost of revenue resulting in revenue, net of other direct costs, which is a measure of work performed by AECOM employees.  We have included information on revenue, net of other direct costs, as we believe that it is useful to view revenue, exclusive of costs associated with external service providers.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Six Months Ended March 31,		Year Ended September 30,
	2008	2007	2007	2006	2005	2004	2003
	(in millions)
Other Financial Data:
Revenue	$2,244	$2,022	$4,237	$3,421	$2,395	$2,012	$1,915
Other direct costs	818	929	1,832	1,521	933	776	725
Revenue, net of other direct costs	1,426	1,093	2,405	1,900	1,462	1,236	1,190
Cost of revenue, net of other direct costs	730	561	1,244	994	785	667	656
Gross profit	696	532	1,161	906	677	569	534
Equity in earnings of joint ventures	6	4	12	6	2	3	2
Amortization expense of acquired intangible assets	2	6	12	15	3	—	—
Other general and administrative expenses	597	462	1,005	794	578	485	467
General and administrative expenses	599	468	1,017	809	581	485	467
Income from operations	$103	$68	$156	$103	$98	$87	$69

Reconciliation of Cost of Revenue:
Other direct costs	$818	$929	$1,832	$1,521	$933	$776	$725
Cost of revenue, net of other direct costs	730	561	1,244	994	785	667	656
Cost of revenue	$1,548	$1,490	$3,076	$2,515	$1,718	$1,443	$1,381

Results of Operations

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2008	2007	$	%	2008	2007	$	%
	(in thousands)
Revenue	$1,164,121	$1,083,709	$80,412	7.4%	$2,244,371	$2,022,258	$222,113	11.0%
Other direct costs	413,369	494,227	(80,858)	(16.4)	818,033	929,642	(111,609)	(12.0)
Revenue, net of other direct costs	750,752	589,482	161,270	27.4	1,426,338	1,092,616	333,722	30.5
Cost of revenue, net of other direct costs	381,357	305,611	75,746	24.8	730,351	560,326	170,025	30.3
Gross profit	369,395	283,871	85,524	30.1	695,987	532,290	163,697	30.8
Equity in earnings of joint ventures	4,008	2,219	1,789	80.6	6,850	3,636	3,214	88.4
General and administrative expenses	314,444	248,146	66,298	26.7	599,346	467,974	131,372	28.1
Income from operations	58,959	37,944	21,015	55.4	103,491	67,952	35,539	52.3
Minority interest in share of earnings	4,798	3,648	1,150	31.5	6,077	5,234	843	16.1
Other expense	813	—	813	n/a	1,628	—	1,628	n/a
Gain on sale of equity investment	—	—	—	n/a	—	11,286	(11,286)	(100.0)
Interest income (expense) and other, net	2,061	(2,228)	4,289	(192.5)	4,309	(3,303)	7,612	(230.5)
Income before income tax expense	55,409	32,068	23,341	72.8	100,095	70,701	29,394	41.6
Income tax expense	19,580	10,870	8,710	80.1	34,773	23,983	10,790	45.0
Net income	$35,829	$21,198	$14,631	69.0%	$65,322	$46,718	$18,604	39.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	50.8	51.8	51.2	51.3
Gross profit	49.2	48.2	48.8	48.7
Equity in earnings of joint ventures	0.5	0.4	0.5	0.3
General and administrative expense	41.8	42.2	42.0	42.8
Income from operations	7.9	6.4	7.3	6.2
Minority interest in share of earnings	0.6	0.6	0.4	0.5
Gain on sale of equity investment	0.0	0.0	0.0	1.0
Interest income (expense) and other — net	0.1	(0.4)	0.1	(0.2)
Income before income tax expense	7.4	5.4	7.0	6.5
Income tax expense	2.6	1.8	2.4	2.2
Net income	4.8%	3.6%	4.6%	4.3%

Revenue

Our revenue for the three months ended March 31, 2008 increased $80.4 million, or 7.4%, to $1.2 billion as compared to $1.1 billion for the corresponding period last year.  Of this increase, $69.6 million, or 86.6%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $10.8 million, or 1.0%.

Our revenue for the six months ended March 31, 2008 increased $222.1 million, or 11.0%, to $2.2 billion as compared to $2.0 billion for the corresponding period last year.  Of this increase, $122.0 million, or 54.9%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $100.1 million, or 5.0%.

These increases were primarily attributable to growth in our Professional Technical Services segment due to higher government spending for highway and transit infrastructure projects in Australia, an increase in demand for our environmental management services in all of our geographic markets, greater volumes of work performed in our planning and urban design business, and continued strength in our engineering design services business in the United Arab Emirates.  Increased demand in these markets was largely offset by a decline in our design/build services business due to the completion of a significant educational facility project in the fourth quarter of fiscal 2007 and a decrease in activity on our Global Maintenance and Supply Services task order in Iraq.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs for the three months ended March 31, 2008 increased $161.3 million, or 27.4%, to $750.8 million as compared to $589.5 million in the corresponding period last year.  Of this increase, $54.5 million, or 33.8%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $106.8 million, or 18.1%.

Our revenue, net of other direct costs for the six months ended March 31, 2008 increased $333.7 million, or 30.5%, to $1.4 billion as compared to $1.1 billion in the corresponding period last year.  Of this increase, $95.3 million, or 28.6%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $238.4 million, or 21.8%.

These increases were primarily due to strong demand in the markets noted above, resulting in increased project staffing.  The larger percentage increases in revenue, net of other direct costs, compared to the increases in revenue during the same period results from a lower offsetting effect of the decline in demand for our design/build services business which contain a proportionately higher component of subcontractor costs.

Cost of Revenue, Net of Other Direct Costs

For the three months ended March 31, 2008, our cost of revenue, net of other direct costs increased $75.7 million, or 24.8%, to $381.3 million as compared to $305.6 million in the corresponding period last year.  Of this increase, $24.4 million, or 32.2%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased $51.3 million, or 16.8%.  For the three months ended March 31, 2008, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 50.8% as compared to 51.8% in the corresponding period last year.

For the six months ended March 31, 2008, our cost of revenue, net of other direct costs increased $170.0 million, or 30.3%, to $730.3 million as compared to $560.3 million in the corresponding period last year.  Of this increase, $42.0 million, or 24.7%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased $128.0 million, or 22.9%.  For the six months ended March 31, 2008, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 51.2% as compared to 51.3% in the corresponding period last year.

Gross Profit

Our gross profit for the three months ended March 31, 2008 increased $85.5 million, or 30.1%, to $369.4 million as compared to $283.9 million in the corresponding period last year.  Of this increase, $30.0 million, or 35.1% was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $55.5 million, or 19.5%.  For the three months ended March 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 49.2% as compared to 48.2% in the corresponding period last year.

Our gross profit for the six months ended March 31, 2008 increased $163.7 million, or 30.8%, to $696.0 million as compared to $532.3 million in the corresponding period last year.  Of this increase, $53.4 million, or 32.6% was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $110.3 million, or 20.7%.  For the six months ended March 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 48.8% as compared to 48.7% in the corresponding period last year.

These increases in gross profit for the three and six months ended March 31, 2008 were primarily attributable to the increases in revenue, net of other direct costs for the respective periods.  The increases in gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the increased demand for our environmental management and planning and urban design services which typically experience higher gross profit margins, and the favorable resolution in March 2008 of a claim on a U.S. government project, partially offset by lower margins in our design/build services business resulting from a decline in revenue.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2008 increased $1.8 million, or 80.6%, to $4.0 million as compared to $2.2 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2008 increased $3.2 million, or 88.4%, to $6.8 million as compared to $3.6 million in the corresponding period last year.

The increases were primarily attributable to increased joint venture activity in the Middle East and improved performance in a European joint venture that was in its initial phase in the prior year’s corresponding period.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2008 increased $66.3 million, or 26.7%, to $314.4 million as compared to $248.1 million in the corresponding period last year.  Of this increase, $23.8 million, or 35.9%, was incurred by companies acquired in the past twelve months.  Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $42.5 million, or 17.1%.  For the three months ended March 31, 2008, general and administrative expenses, as a percentage of revenue, net of other direct costs was 41.8% as compared to 42.2% in the corresponding period last year.

Our general and administrative expenses for the six months ended March 31, 2008 increased $131.4 million, or 28.1%, to $599.3 million as compared to $467.9 million in the corresponding period last year.  Of this increase, $43.7 million, or 33.2%, was incurred by companies acquired in the past twelve months.  Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $87.7 million, or 18.7%.  For the six months ended March 31, 2008, general and administrative expenses, as a percentage of revenue, net of other direct costs was 42.0% as compared to 42.8% in the corresponding period last year.

These increases in general and administrative expenses were primarily attributable to the growth in revenue noted above, continued investments throughout the organization to support strategic initiatives and expenses incurred related to our becoming a public reporting company, including compliance efforts related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  The decreases in general and administrative expenses, as a percentage of revenue, net of other direct costs, reflects the benefits realized from our continuing cost efficiency initiatives.

Gain on Sale of Equity Investment

In December 2006, we sold our minority interest in an equity investment in the United Kingdom for 7.5 million GBP, or approximately $14.7 million.  Related to this sale, we recorded a gain on the sale of $11.3 million.

Other Expense

Other expense of $0.8 million and $1.6 million for the three and six months ended March 31, 2008, respectively,  includes net losses on investments that we hold to offset our exposure related to employees’ investment elections in a deferred compensation plan.

Interest Income / Expense

Our net interest income for the three months ended March 31, 2008 was $2.1 million as compared to $2.2 million of net interest expense in the corresponding period last year.

Our net interest income for the six months ended March 31, 2008 was $4.3 million as compared to $3.3 million of net interest expense in the corresponding period last year.

The increase in interest income for both periods was primarily attributable to the reduced interest expense due to the repayment of borrowings and increased interest income from investing activity which were both the result of proceeds received in our initial public offering completed in May 2007.

Income Tax Expense

For the three and six months ended March 31, 2008, income tax expense increased $8.7 million, or 80.1%, and $10.8 million, or 45.0%, compared to the same periods last year, respectively.  The increase in our income tax expense related primarily to higher income and non-deductible investment losses.

The effective tax rate for the three and six months ended March 31, 2008 was 35.3% and 34.7%, respectively, as compared to 33.9% for each respective corresponding period last year due to the factors discussed above.

Net Income

Net income for the three and six months ended March 31, 2008 increased $14.6 million, or 69.0%, to $35.8 million and $18.6 million, or 39.8%, to $65.3 million, respectively, as compared to the corresponding periods last year.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2008	2007	$	%	2008	2007	$	%
	(in thousands)
Revenue	$955,067	$843,218	$111,849	13.3%	$1,848,508	$1,597,087	$251,421	15.7%
Other direct costs	244,436	282,359	(37,923)	(13.4)	489,352	553,181	(63,829)	(11.5)
Revenue, net of other direct costs	710,631	560,859	149,772	26.7	1,359,156	1,043,906	315,250	30.2
Cost of revenue, net of other direct costs	359,944	289,830	70,114	24.2	689,181	532,575	156,606	29.4
Gross profit	$350,687	$271,029	$79,658	29.4%	$669,975	$511,331	$158,644	31.0%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	50.7	51.7	50.7	51.0
Gross profit	49.3%	48.3%	49.3%	49.0%

Revenue

Revenue for our PTS segment for the three months ended March 31, 2008 increased $111.8 million, or 13.3%, to $955.0 million as compared to $843.2 million in the corresponding period last year.  Of this increase, $69.6 million, or 62.3%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $42.2 million, or 5.0%.

Revenue for our PTS segment for the six months ended March 31, 2008 increased $251.4 million, or 15.7%, to $1.8 billion as compared to $1.6 billion in the corresponding period last year.  Of this increase, $122.0 million, or 48.5%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $129.4 million, or 8.1%.

These increases were primarily attributable to higher government spending for highway and transit infrastructure projects in Australia, an increase in demand for our environmental management services in all of our geographic markets, greater volumes of work performed in our planning and urban design business, and continued strength in our engineering design services business in the United Arab Emirates.  Increased demand in these markets was partially offset by a decline in our design/build services business due to the completion of a significant educational facility project in the fourth quarter of fiscal 2007.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our PTS segment for the three months ended March 31, 2008 increased $149.8 million, or 26.7%, to $710.6 million as compared to $560.8 million in the corresponding period last year.  Of this increase, $54.5 million, or 36.4%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $95.3 million, or 17.0%.

Revenue, net of other direct costs for our PTS segment for the six months ended March 31, 2008 increased $315.2 million, or 30.2%, to $1.4 billion as compared to $1.0 billion in the corresponding period last year.  Of this increase, $95.3 million, or 30.2%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $219.9 million, or 21.1%.

These increases were primarily attributable to the revenue growth factors mentioned above, partially offset by the decline in design/build services business in the United States.

Cost of Revenue, Net of Other Direct Costs

Cost of revenue, net of other direct costs for our PTS segment for the three months ended March 31, 2008 increased $70.1 million, or 24.2%, to $359.9 million as compared to $289.8 million in the corresponding period last year.  Of this increase, $24.4 million, or 34.8%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased by $45.7 million, or 15.8%.  For the three months ended March 31, 2008, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 50.7% as compared to 51.7% in the corresponding period last year.

Cost of revenue, net of other direct costs for our PTS segment for the six months ended March 31, 2008 increased $156.6 million, or 29.4%, to $689.2 million as compared to $532.6 million in the corresponding period last year.  Of this increase, $42.0 million, or 26.8%, was incurred by companies acquired in the past twelve months.  Excluding cost of revenue, net of other direct costs associated with acquired companies, cost of revenue, net of other direct costs increased by $114.6 million, or 21.5%.  For the six months ended March 31, 2008, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 50.7% as compared to 51.0% in the corresponding period last year.

Gross Profit

Gross profit for our PTS segment for the three months ended March 31, 2008 increased $79.7 million, or 29.4%, to $350.7 million as compared to $271.0 million in the corresponding period last year.  Of this increase, $30.1 million, or 37.7%, was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $49.6 million, or 18.3%.  For the three months ended March 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 49.3% as compared to 48.3% in the corresponding period last year.

Gross profit for our PTS segment for the six months ended March 31, 2008 increased $158.6 million, or 31.0%, to $669.9 million as compared to $511.3 million in the corresponding period last year.  Of this increase, $53.3 million, or 33.6%, was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $105.3 million, or 20.6%.  For the six months ended March 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 49.3% as compared to 49.0% in the corresponding period last year.

These increases in gross profit for the three and six months ended March 31, 2008 were primarily attributable to the increases in revenue, net of other direct costs for the respective periods.  The increases in gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the increased demand for our environmental management and planning and urban design services which typically experience higher gross profit margins, partially offset by lower margins in our design/build services business in the United States resulting from a decline in revenue.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our PTS segment for the three months ended March 31, 2008 increased $2.0 million to $2.7 million as compared to $0.7 million in the corresponding period last year.

Equity in earnings of joint ventures for our PTS segment for the six months ended March 31, 2008 increased $3.8 million to $3.7 million as compared to losses of $0.1 million in the corresponding period last year.

The increases for both periods were primarily attributable to increased joint venture activity in the Middle East and improved performance in a European joint venture that was in its initial phase in the prior year’s corresponding period.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2008	2007	$	%	2008	2007	$	%
	(in thousands)
Revenue	$209,054	$240,491	$(31,437)	(13.1)%	$395,863	$425,171	$(29,308)	(6.9)%
Other direct costs	168,933	211,868	(42,935)	(20.3)	328,681	376,461	(47,780)	(12.7)
Revenue, net of other direct costs	40,121	28,623	11,498	40.2	67,182	48,710	18,472	37.9
Cost of revenue, net of other direct costs	21,413	15,781	5,632	35.7	41,170	27,751	13,419	48.4
Gross profit	$18,708	$12,842	$5,866	45.7%	$26,012	$20,959	$5,053	24.1%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	53.4	55.1	61.3	57.0
Gross profit	46.6%	44.9%	38.7%	43.0%

Revenue

Revenue for our MSS segment for the three months ended March 31, 2008, decreased $31.4 million, or 13.1%, to $209.1 million as compared to $240.5 million in the corresponding period last year.

Revenue for our MSS segment for the six months ended March 31, 2008, decreased $29.3 million, or 6.9%, to $395.9 million as compared to $425.2 million in the corresponding period last year.

The decreases for the three and six months ended March 31, 2008 were primarily attributable to a decrease in activity on our Global Maintenance and Supply Services task order in Iraq, which contained a proportionally higher component of subcontractor costs.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our MSS segment for the three months ended March 31, 2008 increased $11.5 million, or 40.2%, to $40.1 million as compared to $28.6 million in the corresponding period last year.

Revenue, net of other direct costs for our MSS segment for the six months ended March 31, 2008 increased $18.5 million, or 37.9%, to $67.2 million as compared to $48.7 million in the corresponding period last year.

The increase was primarily attributable to an increase in personnel and task orders received related to U.S. government activities in the Middle East.

Cost of Revenue, Net of Other Direct Costs

Cost of revenue, net of other direct costs for our MSS segment for the three months ended March 31, 2008, increased $5.6 million, or 35.7%, to $21.4 million as compared to $15.8 million in the corresponding period last year.  For the three months ended March 31, 2008, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 53.4% as compared to 55.1% in the corresponding period last year.

Cost of revenue, net of other direct costs for our MSS segment for the six months ended March 31, 2008, increased $13.4 million, or 48.4%, to $41.2 million as compared to $27.8 million in the corresponding period last year.  For the six months ended March 31, 2008, cost of revenue, net of other direct costs, as a percentage of revenue, net of other direct costs, was 61.3% as compared to 57.0% in the corresponding period last year.

Gross Profit

Gross profit for our MSS segment for the three months ended March 31, 2008, increased $5.9 million, or 45.7%, to $18.7 million as compared to $12.8 million in the corresponding period last year.  For the three months ended March 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 46.6% as compared to 44.9% in the corresponding period last year.

Gross profit for our MSS segment for the six months ended March 31, 2008, increased $5.1 million, or 24.1%, to $26.0 million as compared to $20.9 million in the corresponding period last year.  For the six months ended March 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 38.7% as compared to 43.0% in the corresponding period last year.

The increases in gross profit are primarily due to the increases in revenue, net of other direct costs, and the favorable resolution in March 2008 of a claim on a U.S. government project.  The decrease in gross profit, as a percentage of revenue, net of other direct costs in the six month period ended March 31, 2008 was primarily due to increased personnel and services provided for a contract with the U.S government in the Middle East.  This contract contributed to a greater increase in revenue, net of other direct costs as compared to gross profit.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our MSS segment for the three months ended March 31, 2008 decreased $0.2 million, or 13.4%, to $1.3 million as compared to $1.5 million in the corresponding period last year.

Equity in earnings of joint ventures for our MSS segment for the six months ended March 31, 2008 decreased $0.6 million, or 16.0%, to $3.1 million as compared to $3.7 million in the corresponding period last year.

The decreases for both periods were primarily due to reduced activities in two joint ventures that provide training support services for international civilian police officers and peacekeepers, and operations and maintenance services at a military facility in the United States.

Seasonality

We experience seasonal trends in our business.  Our revenue is typically lower in the first quarter of our fiscal year, primarily due to lower utilization rates attributable to holidays recognized around the world.  Our revenue is typically higher in the last half of the fiscal year.  Many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available.  In addition, we find that the U.S. Federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30.  Further, our construction management revenue typically increases during the high construction season of the summer months.  Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services.  For these reasons, coupled with the number and significance of client contracts commenced and completed during a period, as well as the time of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

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

Our principal source of liquidity is cash flows from operations, and our principal uses of cash are for operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt.  We believe our anticipated sources of liquidity, including operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

At March 31, 2008, cash and cash equivalents were $217.7 million, an increase of $0.8 million, or 0.4%, from September 30, 2007, as a result of operating, investing and financing activities, including acquisitions, as described below.

Net cash provided by operating activities was $3.3 million for the six months ended March 31, 2008, a decrease of $50.4 million from net cash provided by operating activities of $53.7 million for the six months ended March 31, 2007.  The decrease was primarily attributable to a reduced rate of collections of accounts receivable, as evidenced by increased days sales outstanding, which was partially offset by a reduced rate of payments of accounts payable.

Net cash used in investing activities was $8.5 million for the six months ended March 31, 2008, a decrease of $120.5 million from net cash used in investing activities of $129.0 million in the six months ended March 31, 2007.  The decrease in net cash used was primarily due to the net proceeds we received from the sale of securities.  Also, net cash used in business combinations was $102.8 million as compared to $125.8 million for the comparable period last year.

Net cash provided by financing activities was $5.7 million for the six months ended March 31, 2008, a decrease of $57.0 million from cash provided by financing activities of $62.7 million in the comparable period last year, primarily a result of reduced borrowings under credit agreements and proceeds from the issuance of stock, partially offset by reduced payments to repurchase stock.

Working Capital

Working capital, or current assets less current liabilities, decreased $51.1 million, or 8.6%, to $546.6 million at March 31, 2008 from $597.7 million at September 30, 2007, primarily as a result of increased net accounts receivable and a reclassification of income taxes payable to other long-term liabilities resulting from the adoption of FIN48, offset by cash used in business combinations and a change in classification of auction rate securities.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $203.3 million, or 22.6%, to $1.1 billion at March 31, 2008 from $899.3 million at September 30, 2007.  This increase was due to business acquisitions, increased revenue, and the reduced rate of accounts receivable collections noted above.

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

Borrowings and Lines of Credit

At March 31, 2008 and September 30, 2007, our long-term debt consisted of the following:

	March 31, 2008	September 30, 2007
	(in thousands of dollars)
Senior Notes	$8,333	$8,333
Term credit agreement	34,639	37,015
Other debt	8,576	2,602
Total long-term debt	51,548	47,950
Less: Current portion of long-term debt	(18,642)	(8,764)
Long-term debt, less current portion	$32,906	$39,186

Amended and Restated Credit Agreement

We have an unsecured credit agreement with a syndicate of banks to support our working capital and acquisition needs.  In August 2007, we amended and restated this agreement, primarily to increase the size of the facility.  The amended and restated credit agreement (ARCA) increased the available borrowing capacity under our unsecured revolving credit facility to $600 million from $300 million, and extended the expiration date to August 31, 2012.  We may also, at our option, increase the commitments under the facility up to a total of $750 million.  The ARCA contains customary representations and warranties, affirmative and negative covenants and events of default, which include a sub-limit for financial and commercial standby letters of credit of $100 million.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  Borrowings under the ARCA are limited by certain financial covenants.  At March 31, 2008 and September 30, 2007, there were no borrowings under the ARCA.  At March 31, 2008 and September 30, 2007, outstanding standby letters of credit totaled $24.4 million and $24.3 million, respectively, under the ARCA.  At March 31, 2008, we had $575.6 million available for borrowing under the ARCA.

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

Term Credit Agreement

On September 22, 2006, through certain of our wholly-owned subsidiaries, we closed an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, we also provided a parent-company guarantee.  The terms and conditions of the term credit agreement are similar to those contained in the ARCA.  At March 31, 2008 and September 30, 2007, outstanding borrowings under this agreement were $34.6 and $37.0 million, respectively.

Other Debt

At March 31, 2008, we had 23 non-U.S., primarily unsecured credit facilities used to cover periodic overdrafts and to issue letters of credit in the aggregate amount of $139.8 million.

We also issued promissory notes to certain former shareholders of acquired companies.  The promissory notes of $0.6 million due to the former shareholders carry fixed and LIBOR-indexed interest rates.  These promissory notes have maturities through April 2010.

Commitments and Contingencies

Planned capital expenditures include payments for recently announced acquisitions, property and equipment additions and replacements, expenditures to further the implementation of our ERP system and commitments under our incentive compensation programs.  As we embark on additional capital-intensive initiatives, additional working capital may be required.

As of March 31, 2008, there was approximately $83.5 million outstanding under standby letters of credit issued, primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We adopted certain provisions of SFAS 158 as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  We currently expect to contribute $15.2 million to our non-U.S. plans in 2008.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  We currently expect to contribute $3.6 million to our U.S. plans in the year ending 2008.  Our pension plans were underfunded by $80.0 million as of March 31, 2008.  In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective for our fiscal year ending September 30, 2010.  We are currently evaluating the impact of SFAS 160 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for us as of October 1, 2008.  We are currently evaluating the impact of the provisions of SFAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for us as of October 1, 2008.  We are currently evaluating the impact of the provisions of SFAS 157 on our financial statements.

Recent Developments

We announced in February 2008 that we had entered into an agreement to acquire substantially all of Earth Tech, Inc., an engineering services unit of Tyco International, Ltd. for approximately $510 million in cash.  The transaction is described in more detail in a current report on Form 8-K we filed on February 12, 2008.

During the second quarter of fiscal 2008, we completed the acquisition of Tecsult Inc., a Montreal, Canada based engineering services firm.

During the second quarter of fiscal 2008, we also announced that we had entered into an agreement to acquire Boyle Engineering Corporation (Boyle), a Newport Beach, California based engineering services firm.  Subsequent to the quarter ended March 31, 2008, we completed the acquisition of Boyle and Totten Sims Hubicki Associates, an Ontario, Canada based engineering services firm.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates.  We actively monitor these exposures.  Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates.  In the past, we have entered into derivative financial instruments such as forward contracts and interest rate hedge contracts.  It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures.  We do not use derivative financial instruments for trading purposes.  We currently have no material derivative instruments outstanding.

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

Interest Rate Risk

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest.  The Company’s operating results and financial condition could be adversely affected by an increase in these interest rates.  As of March 31, 2008 and September 30, 2007, we had $34.6 and $37.0 million, respectively, outstanding in borrowings under our term credit agreement and no amounts outstanding under our credit facility.  Interest on amounts borrowed under the credit facility is subject to adjustment based on certain levels of financial performance.  For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%.  For fiscal 2007, our weighted average borrowings on our senior credit facility were $75.6 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $0.8 million.  We invest our cash in money market securities or other high quality, short-term securities that are subject to minimal credit and market risk.

Item 4T.  Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending September 30, 2008.  The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending September 30, 2008.  We believe we are devoting adequate resources and expertise, both internal and external, in order to meet this requirement.  However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of September 30, 2008.

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

Demand for our services is cyclical and vulnerable to sudden economic downturns and reductions in government and private industry spending.  If the economy weakens, our revenue and profitability could be adversely affected.

Demand for our services is cyclical and vulnerable to sudden economic downturns and reductions in government spending, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Due to the recent economic downturn in the U.S. housing markets and severe tightening of the credit markets, many of our clients may face considerable budget shortfalls that may limit their overall demand for our services.  For example, we expect that overall state government spending in 2008 will be lower than in 2007 due to, among other economic factors, decreased state tax revenues.  In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.  Also, the global demand for commodities has increased raw material costs, which will cause our clients’ projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

Because of an overall weakening economy, our clients may demand more favorable pricing terms while their ability to pay our invoices may be adversely affected.  Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our business traditionally lags behind any overall recovery in the economy; therefore, our business may not recover at the same pace as the general economy’s rate of improvement. If the economy weakens and/or government spending is reduced, our revenue and profitability could be adversely affected.

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

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Approximately 12% of our fiscal 2007 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

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

We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At March 31, 2008, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of $80 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

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

•                  political and economic instability;

•                  civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•                  changes in U.S. and other national government trade policies affecting the markets for our services;

•                  changes in regulatory practices, tariffs and taxes;

•                  potential non-compliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practice Act, export control and anti-boycott laws and similar non-U.S. laws and regulations;

•                  changes in labor conditions;

•                  logistical and communication challenges; and

•                  currency exchange rate fluctuations, devaluations and other conversion restrictions.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or material costs to us.

Some of our services are performed in high-risk locations, such as Iraq and Afghanistan, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees and contractors or assets.

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

A number of government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from such contract.

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

At March 31, 2008, our contracted backlog was approximately $3.8 billion and our awarded backlog was approximately $3.3 billion for a total backlog of $7.1 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

•                  the size and scope of engagements;

•                  the timing and magnitude of expenses incurred for, or savings realized from, corporate initiatives;

•                  the impairment of goodwill or other intangible assets; and

•                  general economic and political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter.

Continued failure of auctions of our auction rate securities could affect our liquidity.

As of March 31, 2008, we had approximately $81 million invested in auction rate securities, which are classified as other non-current assets on our condensed consolidated balance sheet. Our portfolio of auction rate securities are primarily AAA rated, long-term debt obligations secured by student loans, with such obligations being guaranteed by counterparties including the U.S. government. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals of 7 to 35 days. In the past, the auction process allowed investors to obtain liquidity, if needed, by selling the securities at face value. Recent uncertainties in the credit markets have adversely affected the auction market for these types of securities. We have recently experienced failed auctions for some of our auction rate securities that have gone to auction resulting in our inability to sell some of these securities. The auction rate securities continue to pay interest at default interest rates which are generally higher than current market rates and there has been no change in the ratings of these securities to date. We cannot predict whether future auctions related to our auction rate securities will be successful. If the markets for auction rate securities continue to experience disruptions and our future cash flows are not sufficient to meet our working capital needs, we may be forced to use our line of credit or other financing sources to finance future operations and acquisition activity.

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

We have incurred and will continue to incur increased costs as a result of being a publicly-traded company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2008, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

i.	1.06 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Stock Purchase Plan;

ii.	5.91 of our Class E shares which provide certain voting rights for holders of the exchangeable shares referenced in paragraph (iii) below; and

iii.	645,372 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on February 27, 2008.  Of voteable common shares outstanding on December 31, 2007, a total of 84,961,609 were represented in person or by proxy at the Annual Meeting.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a)  To elect Class III Directors, each to serve for a three-year term and until his successor is duly elected and qualified.  Votes recorded, by nominee, were as follows:

Nominee	For	Withheld
Francis S. Y. Bong	82,386,531	2,575,078
H. Frederick Christie	80,826,194	4,135,414
S. Malcolm Gillis	80,921,519	4,040,089

(b)  To consider and vote upon the ratification and approval of the appointment of the firm of Ernst & Young LLP as the Company’s auditors for fiscal year 2008:

For	Against	Abstain
82,404,352	225,070	2,332,186

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
2.1*	Purchase Agreement, dated as of February 11, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*             Incorporated by reference to exhibit of like number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION

Date: May 9, 2008	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer and Chief Corporate Officer