Form 10-Q
period 2008-06-30
AECOM TECHNOLOGY CORP
filed 2008-08-08
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

As of August 1, 2008, 102,518,732 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements

AECOM Technology Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,490	$180,339
Cash in consolidated joint ventures	31,618	36,572
Total cash and cash equivalents	173,108	216,911
Marketable securities	—	200,783
Accounts receivable – net	1,405,388	1,091,682
Prepaid expenses and other current assets	80,666	67,087
TOTAL CURRENT ASSETS	1,659,162	1,576,463
PROPERTY AND EQUIPMENT—NET	184,347	118,202
DEFERRED TAX ASSETS—NET	56,639	61,594
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	34,089	23,551
GOODWILL—NET	766,068	592,233
INTANGIBLE ASSETS—NET	58,420	30,928
OTHER NON-CURRENT ASSETS	162,266	88,850
TOTAL ASSETS	$2,920,991	$2,491,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$12,942	$1,926
Accounts payable and other current liabilities	269,157	228,350
Accrued expenses	591,277	491,989
Billings in excess of costs on uncompleted contracts	267,360	192,400
Income taxes payable	12,558	42,664
Deferred tax liability – net	27,124	14,641
Current portion of long-term debt	17,004	6,838
TOTAL CURRENT LIABILITIES	1,197,422	978,808
OTHER LONG-TERM LIABILITIES	194,446	174,253
LONG-TERM DEBT	58,894	39,186
MINORITY INTEREST	21,478	21,089
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 26,842 and 49,779 shares at June 30, 2008 and September 30, 2007, respectively; $100 liquidation preference value	2,684	4,978
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 69 and 72 shares as of June 30, 2008 and September 30, 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 shares as of June 30, 2008 and September 30, 2007; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 102,310,043 and 99,061,692, as of June 30, 2008 and September 30, 2007, respectively	1,023	991
Additional paid-in capital	1,285,186	1,224,164
Accumulated other comprehensive loss	(18,157)	(26,211)
Retained earnings	178,015	74,563
TOTAL STOCKHOLDERS’ EQUITY	1,448,751	1,278,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,920,991	$2,491,821

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Income

(unaudited—in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenue	$1,321,203	$1,100,656	$3,565,574	$3,122,914

Cost of revenue	905,182	788,565	2,453,566	2,278,533
Gross profit	416,021	312,091	1,112,008	844,381

Equity in earnings of joint ventures	5,313	3,992	12,163	7,628
General and administrative expenses	357,152	270,401	956,498	738,375
Income from operations	64,182	45,682	167,673	113,634

Minority interest in share of earnings	4,862	3,824	10,939	9,058
Other income (expense)	756	—	(872)	—
Gain on sale of equity investment	—	—	—	11,286
Interest income (expense), net	(198)	(6,312)	4,111	(9,615)
Income before income tax expense	59,878	35,546	159,973	106,247

Income tax expense	21,424	11,360	56,197	35,343

Net income	$38,454	$24,186	$103,776	$70,904

Net income allocation:
Preferred stock dividend	$36	$68	$131	$184
Net income available for common stockholders	38,418	24,118	103,645	70,720
Net income	$38,454	$24,186	$103,776	$70,904

Net income per share:
Basic	$0.38	$0.30	$1.03	$1.09
Diluted	$0.37	$0.26	$1.00	$0.85

Weighted average shares outstanding:
Basic	102,020	80,915	100,745	64,948
Diluted	104,563	92,037	103,681	83,013

Condensed Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net income	$38,454	$24,186	$103,776	$70,904

Other comprehensive income:
Foreign currency translation adjustments	3,957	9,122	3,798	16,297
Pension adjustments	2,668	—	4,256	—
Comprehensive income	$45,079	$33,308	$111,830	$87,201

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited—in thousands)

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,776	$70,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,078	30,980
Equity in earnings of unconsolidated joint ventures	(12,163)	(7,628)
Distribution of earnings from unconsolidated joint ventures	13,175	6,284
Stock based compensation	17,103	19,648
Make-whole premium	—	3,166
Excess tax benefit from share based payment	(14,978)	—
Interest income on notes from stockholders	—	(754)
Foreign currency translation	3,082	5,110
Gain on sale of equity investment	—	(11,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(204,306)	(78,880)
Prepaid expenses and other assets	15,536	(46,285)
Accounts payable	15,505	(31,139)
Accrued expenses and other current liabilities	67,688	44,476
Billings in excess of costs on uncompleted contracts	63,060	22,126
Other long-term liabilities	(23,051)	(6,170)
Income taxes receivable/payable	7,505	(213)
Net cash provided by operating activities	92,010	20,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(231,400)	(137,460)
Net investment in unconsolidated affiliates	(6,250)	(237)
Proceeds from sales of investment securities	129,234	136,085
Purchases of investment securities	(9,900)	(283,230)
Payments for capital expenditures	(47,734)	(32,941)
Proceeds from sale of equity investment	—	14,683
Net cash used in investing activities	(166,050)	(303,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	13,524	55,726
Repayments of borrowings under credit agreements	(8,816)	(133,611)
Proceeds from issuance of stock	7,735	54,561
Net proceeds from the issuance of common stock in initial public offering	—	469,378
Funding of stock purchase plan rabbi trust	—	(75,413)
Proceeds from exercise of stock options	10,895	4,102
Payments to repurchase common stock	(8,929)	(48,581)
Proceeds from payment of notes receivable from stockholders	—	22,663
Excess tax benefit from share based payment	14,978	—
Net cash provided by financing activities	29,387	348,825

EFFECT OF EXCHANGE RATE CHANGES ON CASH	850	1,994

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,803)	68,058
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216,911	127,870
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173,108	$195,928

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$23,850	$9,052

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

The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008.

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

2.    Initial Public Offering

In May 2007, the Company completed the initial public offering (IPO) of 40.4 million shares of common stock, which included the exercise of the underwriters’ over-allotment option to purchase 5.3 million shares, at $20.00 per share, before underwriting discounts and commissions.  Of the total shares sold in the offering, 15.3 million were sold by stockholders of the Company.  Proceeds to AECOM, net of underwriting discounts, commissions, and other offering related costs, were approximately $468.3 million, of which $75.4 million was used to fund elections by employees to diversify their holdings of AECOM stock units in the Company’s stock purchase plan.

3.    Business Acquisitions

During the quarter ended June 30, 2008, the Company completed the acquisitions of Boyle Engineering Corporation, a Newport Beach, California based engineering services firm that focuses on the environmental market, and Totten Sims Hubicki Associates, an Ontario, Canada based diversified engineering services firm.  Aggregate consideration for acquisitions during the three and nine months ended June 30, 2008 was approximately $145 million and $225 million, respectively, in cash and stock.  See also Note 6 regarding goodwill and acquired intangible assets.

As discussed in Note 14 – Subsequent Events, subsequent to the quarter ended June 30, 2008, the Company announced in July 2008 that it had completed the acquisition of substantially all of Earth Tech, Inc., an engineering services unit of Tyco International, Ltd.  The transaction is described in more detail in current reports on Form 8-K filed by the Company on February 12, 2008 and July 31, 2008.

4.    Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Total cash and cash equivalents includes cash in consolidated joint ventures.

From time to time, the Company invests its excess cash in financial instruments.  These financial instruments include auction rate securities.  Auction rate securities held by the Company are primarily AAA rated, long-term debt obligations secured by student loans and have interest rates which are reset every 7 to 35 days.  The recent uncertainties in the credit markets have affected the Company’s holdings in these investments, since auctions for these securities have failed on their respective settlement dates.  The Company continues to earn interest on its auction rate securities and there has been no change in the ratings of these securities to date.  Based on the Company’s ability and intent to hold these investments to their expected recovery, the financial strength of the issuers and guarantors of the securities (including the U.S. government) and valuations performed by the Company, no material impairment is deemed to exist at June 30, 2008.  The Company will continue to monitor the auction rate securities market and the liquidity and value of the securities it holds.  Adjustments to the fair value may be required in the future to reflect changes in impairment due to market conditions.

Due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market, the Company has classified these investments within non-current assets as of June 30, 2008.  At June 30, 2008, $81.5 million in auction rate securities were classified within other non-current assets.

5.   Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
	(in thousands)
Billed	$829,891	$635,996
Unbilled	593,383	466,612
Contract retentions	43,765	40,522
Total accounts receivable—gross	1,467,039	1,143,130
Allowance for doubtful accounts	(61,651)	(51,448)
Total accounts receivable—net	$1,405,388	$1,091,682

Billings in excess of costs on uncompleted contracts	$267,360	$192,400

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of June 30, 2008 and September 30, 2007 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of June 30, 2008 or September 30, 2007.

6.   Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting segment for the nine months ended June 30, 2008 were as follows:

	September 30, 2007	Post-Acquisition Adjustments	Acquired	June 30, 2008
	(in thousands)
Professional Technical Services	$583,807	$5,600	$173,835	$763,242
Management Support Services	8,426	(5,600)	—	2,826
Total	$592,233	$—	$173,835	$766,068

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2008 and September 30, 2007, included in intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	June 30, 2008		September 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$47,669	$29,445	$28,669	$24,849
Customer Relationships	45,273	7,477	30,478	4,645
Trade-Names	3,619	1,219	1,764	489
Total	$96,561	$38,141	$60,911	$29,983

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations and the facts and circumstances available at the time.  The Company determines the value of the identifiable intangible assets during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition.  However, based upon the date of acquisition, the purchase allocation period may cross into subsequent fiscal periods.

The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2008 and for the succeeding years:

Fiscal Year	(in thousands)
2008	$5,765
2009	16,511
2010	5,403
2011	5,260
2012	5,067
Thereafter	20,414
Total	$58,420

7.   Disclosures About Pension Benefit Obligations

The Company’s pension cost for the three and nine months ended June 30, 2008 and 2007 includes the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
U.S. Plans	2008	2007	2008	2007
	(in thousands)
Service costs	$563	$651	$1,689	$1,953
Interest cost on projected benefit obligation	1,912	1,876	5,736	5,629
Expected return on plan assets	(1,778)	(1,719)	(5,334)	(5,157)
Amortization of prior service costs	(290)	(289)	(870)	(867)
Amortization of net loss	833	982	2,499	2,946
Settlement (gain) / loss recognized	357	—	357	—
Net periodic benefit cost	$1,597	$1,501	$4,077	$4,504

	Three Months Ended June 30,		Nine Months Ended June 30,
Non-U.S. Plans	2008	2007	2008	2007
	(in thousands)
Service costs	$1,071	$1,170	$3,244	$3,633
Interest cost on projected benefit obligation	4,781	4,499	14,527	13,160
Expected return on plan assets	(5,175)	(4,267)	(15,730)	(12,275)
Amortization of prior service costs	(98)	(101)	(303)	(624)
Amortization of net gain	783	979	2,372	2,897
Curtailment (gain) / loss recognized	—	—	—	(2,646)
Settlement (gain) / loss recognized	2,221	—	2,221	—
Net periodic benefit cost	$3,583	$2,280	$6,331	$4,145

The total amounts of employer contributions paid for the nine months ended June 30, 2008 were $3.6 million for U.S. plans and $11.5 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2008 are $0.5 million for U.S. plans and $3.7 million for non-U.S. plans.

8.   Reportable Segments

The Company’s operations are organized into two reportable segments: Professional Technical Services and Management Support Services.  This segmentation corresponds to how the Company manages its business as well as the underlying characteristics of its markets.

Management internally analyzes the results of the Company’s segments and operations using the non-GAAP measure of revenue, net of other direct costs which is a measure of work performed by the Company obtained by subtracting other direct costs, which consists of subcontractor fees and related costs, from revenue.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	($ in thousands)
Three Months Ended June 30, 2008:
Revenue	$1,096,986	$224,217	$	$1,321,203
Revenue, net of other direct costs	809,715	43,569		853,284
Gross profit	398,299	17,722		416,021
Gross profit as a % of revenue	36.3%	7.9%		31.5%
Gross profit as a % of revenue, net of other direct costs	49.2%	40.7%		48.8%
Equity in earnings of joint ventures	2,922	2,391		5,313
General and administrative expenses	330,714	9,466	16,972	357,152
Operating income	70,507	10,647	(16,972)	64,182
Segment assets	2,561,708	210,721	148,562	2,920,991

Three Months Ended June 30, 2007:
Revenue	$904,349	$196,307	$	$1,100,656
Revenue, net of other direct costs	612,550	31,141		643,691
Gross profit	300,354	11,737		312,091
Gross profit as a % of revenue	33.2%	6.0%		28.4%
Gross profit as a % of revenue, net of other direct costs	49.0%	37.7%		48.5%
Equity in earnings of joint ventures	1,064	2,928		3,992
General and administrative expenses	252,598	5,394	12,409	270,401
Operating income	48,820	9,271	(12,409)	45,682

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	($ in thousands)
Nine Months Ended June 30, 2008:
Revenue	$2,945,494	$620,080	$	$3,565,574
Revenue, net of other direct costs	2,168,871	110,751		2,279,622
Gross profit	1,068,274	43,734		1,112,008
Gross profit as a % of revenue	36.3%	7.1%		31.2%
Gross profit as a % of revenue, net of other direct costs	49.3%	39.5%		48.8%
Equity in earnings of joint ventures	6,630	5,533		12,163
General and administrative expenses	892,621	21,208	42,669	956,498
Operating income	182,283	28,059	(42,669)	167,673
Segment assets	2,561,708	210,721	148,562	2,920,991

Nine Months Ended June 30, 2007:
Revenue	$2,501,436	$621,478	$	$3,122,914
Revenue, net of other direct costs	1,656,456	79,851		1,736,307
Gross profit	811,685	32,696		844,381
Gross profit as a % of revenue	32.4%	5.3%		27.0%
Gross profit as a % of revenue, net of other direct costs	49.0%	40.9%		48.6%
Equity in earnings of joint ventures	960	6,668		7,628
General and administrative expenses	688,541	17,200	32,634	738,375
Operating income	124,104	22,164	(32,634)	113,634

9.   Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that requires companies to expense the fair value of employee stock options and similar awards.  Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest.

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

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of awards granted represents the period of time the awards are expected to be outstanding.  As the Company’s common stock has only recently been publicly-traded since May 2007, expected volatility was based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies.  The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.  The Company uses historical data as a basis to estimate the probability of forfeitures.

The fair value of options granted during the three and nine months ended June 30, 2008 and 2007 were determined using the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Expected volatility	33%	25%	33%	25%
Risk-free interest rate	3.5%	4.6%	3.5%	4.6%
Term (in years)	4.5	7	4.5	7

Under SFAS 123R, the Company’s expense related to stock options for the nine months ended June 30, 2008 and 2007 was $1.8 million and $0.5 million.

Stock option activity for the nine months ended June 30, 2008 and 2007 was as follows:

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at September 30	7,728	$9.27	8,929	$8.42
Options granted	504	27.61	676	14.79
Options exercised	(2,388)	7.74	(1,367)	7.81
Options forfeited or expired	(67)	17.23	(29)	13.68
Outstanding at June 30	5,777	$11.42	8,209	$9.03

Vested and expected to vest in the future as of June 30	5,747	$11.40	8,196	$9.02

The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2008 was $8.78.

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

See also Note 2 regarding the effects of the IPO on outstanding shares.

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Denominator for basic earnings per share	102,020	80,915	100,745	64,948
Potential common shares:
Preferred stock, Class F and G	—	7,829	—	15,108
Stock options	2,464	2,988	2,827	2,562
Other	79	305	109	395
Denominator for diluted earnings per share	104,563	92,037	103,681	83,013

For the nine months ended June 30, 2008 and 2007, no stock options were excluded from the calculation or were considered anti-dilutive.

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

At June 30, 2008, the Company was contingently liable in the amount of approximately $89.8 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

Under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will generally be required to complete those activities.  The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments.  The Company is a partner in certain joint ventures where the joint venture has contracted with subconsultants for certain specialized professional services.  The joint venture, or the Company to the extent that the joint venture partner(s) are unable to fulfill their responsibilities, is liable to the third-party customer for performance of the subconsultant and would be liable to the subconsultant if the third-party customer fails to make payments due the joint venture for subconsultant services.

In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

12.   Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in recognizing income taxes in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a “more-likely-than-not” recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and became effective for the Company in the first quarter of the fiscal year ending September 30, 2008.  As the provisions of FIN 48 are to be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings as of October 1, 2007.  Additionally, FIN 48 provides guidance on recognition or de-recognition of interest and penalties, changes in judgment in interim periods, and disclosures of uncertain tax positions.  The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

As of the adoption date, the liability for income taxes associated with uncertain tax positions was $34.8 million and the related interest on the liability was $1.6 million, net of related tax benefits.  If recognized, $33.0 million of these amounts would be recorded as a benefit to income taxes on the Condensed Consolidated Statement of Income and, therefore, would reduce the Company’s future effective tax rate.  The remaining $3.4 million would reduce deferred tax balances and amounts primarily arising from business combinations which, if recognized, would be recorded as reductions to goodwill.

As of June 30, 2008, the liability for income tax associated with uncertain tax positions was $43.0 million and the related interest on the liability was $3.0 million, net of related tax benefits.  If recognized, $39.2 million of these amounts would be recorded as a benefit to income taxes on the Condensed Consolidated Statement of Income and, therefore, would reduce the Company’s future effective tax rate.  The remaining $6.8 million would reduce deferred tax balances and amounts primarily arising from business combinations which, if recognized, would be recorded as reductions to goodwill.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense.  At adoption, the Company had accrued $1.6 million of interest and penalties, net of a $1.0 million tax benefit related to uncertain tax positions and, as of June 30, 2008, the Company had accrued $3.0 million of interest and penalties, net of a $1.9 million tax benefit related to uncertain tax positions.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000.  The expiration of the statutes of limitation within the next twelve months for various jurisdictions is expected to reduce the Company’s uncertain tax position balance by approximately $6.1 million, including $0.7 million of associated interest.

While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes reserves for income taxes represent the most probable outcome.  The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstances.

13.   Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective beginning in the Company’s fiscal second quarter ending March 31, 2009.  The Company is currently evaluating the impact of SFAS 161 on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Under SFAS 160, companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective for the Company’s fiscal year ending September 30, 2010.  The Company is currently evaluating the impact of SFAS 160 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure eligible assets and liabilities at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 will be effective for the Company as of October 1, 2008.  The Company is currently evaluating the potential impact of the provisions of SFAS 159 on its financial statements.

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

14.   Subsequent Events

As discussed in Note 3 — Business Acquisitions, subsequent to the quarter ended June 30, 2008, the Company announced in July 2008 that it had completed a transaction to acquire a substantial portion of Earth Tech from Tyco International.  Earth Tech provides consulting and engineering services to the environmental, transportation and facilities markets.  The parties agreed to delay the transfer of Earth Tech’s United Kingdom businesses to the Company until certain third party consents to the transaction are obtained.  Concurrent with the close of the purchase of Earth Tech, the Company divested Earth Tech’s Water & Power Technologies (WPT) and North American Contract Operations (NACO) businesses and Earth Tech’s Mexican operations.  The consideration paid for businesses retained by the Company and the United Kingdom businesses, net of amounts received for the divested WPT, NACO and Mexico assets and other purchase price adjustments, was approximately $335 million.  In addition, the Company intends to divest certain other non-core Earth Tech assets and operations.

In connection with the acquisition of Earth Tech, the Company borrowed approximately $400 million under its existing revolving credit facility, which was then partially repaid with proceeds from the divestitures discussed above.

These transactions are described in more detail in current reports on Form 8-K filed by the Company on February 12, 2008 and July 31, 2008.

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  Through our network of approximately 41,000 employees, we provide our services in a broad range of end markets, including the transportation, facilities, environmental, and energy markets.

Our business focuses primarily on providing fee-based professional technical and support services and our operations are therefore labor and not capital intensive.  We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs.  We operate our business through two segments:  Professional Technical Services (PTS) and Management Support Services (MSS).

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

Our revenue is dependent on our ability to attract qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts and renew existing client agreements.  Moreover, as a professional services company, the quality of the work generated by our employees is integral to our generation of revenue and profits.

Our costs are driven primarily by the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors and other project-related expenses, and sales, general and administrative overhead costs.

Components of Income and Expense

Our management internally analyzes the results of our operations using several non-GAAP measures.  A significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as “other direct costs.”  Those pass-through costs are typically paid to service providers upon our receipt of payment from the client.  Other direct costs are segregated from revenue resulting in revenue, net of other direct costs, which is a measure of work performed by AECOM employees.  We have included information on revenue, net of other direct costs, as we believe that it is useful to view revenue, exclusive of costs associated with external service providers.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Nine Months Ended June 30,		Year Ended September 30,
	2008	2007	2007	2006	2005	2004	2003
	(in millions)
Other Financial Data:
Revenue	$3,566	$3,123	$4,237	$3,421	$2,395	$2,012	$1,915
Other direct costs	1,286	1,387	1,832	1,521	933	776	725
Revenue, net of other direct costs	2,280	1,736	2,405	1,900	1,462	1,236	1,190
Cost of revenue, net of other direct costs	1,168	892	1,244	994	785	667	656
Gross profit	1,112	844	1,161	906	677	569	534
Equity in earnings of joint ventures	12	8	12	6	2	3	2
Amortization expense of acquired intangible assets	8	8	12	15	3	—	—
Other general and administrative expenses	948	730	1,005	794	578	485	467
General and administrative expenses	956	738	1,017	809	581	485	467
Income from operations	$168	$114	$156	$103	$98	$87	$69

Reconciliation of Cost of Revenue:
Other direct costs	$1,286	$1,387	$1,832	$1,521	$933	$776	$725
Cost of revenue, net of other direct costs	1,168	892	1,244	994	785	667	656
Cost of revenue	$2,454	$2,279	$3,076	$2,515	$1,718	$1,443	$1,381

Results of Operations

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)
Revenue	$1,321,203	$1,100,656	$220,547	20.0%	$3,565,574	$3,122,914	$442,660	14.2%
Other direct costs	467,919	456,965	10,954	2.4	1,285,952	1,386,607	(100,655)	(7.3)
Revenue, net of other direct costs	853,284	643,691	209,593	32.6	2,279,622	1,736,307	543,315	31.3
Cost of revenue, net of other direct costs	437,263	331,600	105,663	31.9	1,167,614	891,926	275,688	30.9
Gross profit	416,021	312,091	103,930	33.3	1,112,008	844,381	267,627	31.7
Equity in earnings of joint ventures	5,313	3,992	1,321	33.1	12,163	7,628	4,535	59.5
General and administrative expenses	357,152	270,401	86,751	32.1	956,498	738,375	218,123	29.5
Income from operations	64,182	45,682	18,500	40.5	167,673	113,634	54,039	47.6
Minority interest in share of earnings	4,862	3,824	1,038	27.1	10,939	9,058	1,881	20.8
Other income (expense)	756	—	756	—	(872)	—	(872)	—
Gain on sale of equity investment	—	—	—	—	—	11,286	(11,286)	(100.0)
Interest income (expense) net	(198)	(6,312)	6,114	(96.9)	4,111	(9,615)	13,726	(142.8)
Income before income tax expense	59,878	35,546	24,332	68.5	159,973	106,247	53,726	50.6
Income tax expense	21,424	11,360	10,064	88.6	56,197	35,343	20,854	59.0
Net income	$38,454	$24,186	$14,268	59.0%	$103,776	$70,904	$32,872	46.4%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	51.2	51.5	51.2	51.4
Gross profit	48.8	48.5	48.8	48.6
Equity in earnings of joint ventures	0.6	0.6	0.5	0.4
General and administrative expense	41.9	42.0	41.9	42.5
Income from operations	7.5	7.1	7.4	6.5
Minority interest in share of earnings	0.6	0.6	0.5	0.5
Gain on sale of equity investment	0.0	0.0	0.0	0.7
Non-operating income (expense)	0.1	0.0	0.0	0.0
Interest income (expense) and other — net	0.0	(1.0)	0.1	(0.6)
Income before income tax expense	7.0	5.5	7.0	6.1
Income tax expense	2.5	1.7	2.4	2.0
Net income	4.5%	3.8%	4.6%	4.1%

Revenue

Our revenue for the three months ended June 30, 2008 increased $220.5 million, or 20.0%, to $1.3 billion as compared to $1.1 billion for the corresponding period last year.  Of this increase, $102.8 million, or 46.6%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $117.7 million, or 10.7%.

Our revenue for the nine months ended June 30, 2008 increased $442.7 million, or 14.2%, to $3.6 billion as compared to $3.1 billion for the corresponding period last year.  Of this increase, $166.3 million, or 37.6%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $276.4 million, or 8.9%.

The increases in the three and nine month periods ended June 30, 2008 were primarily attributable to higher government spending for highway and transit infrastructure projects in Australia, an increase in demand for work performed in our planning and urban design business, greater volumes of work performed in our environmental management services business in all of our geographic markets, and continued strength in our engineering design services business in the United Arab Emirates.  Increased demand in these markets was partially offset by a decline in our design/build services business due to the completion of a significant educational facility project in the fourth quarter of fiscal 2007.  The increase for the three months ended June 30, 2008 as compared to the corresponding period last year was further attributable to growth in our combat support and global maintenance and supply services for the United States government in the Middle East.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs for the three months ended June 30, 2008 increased $209.6 million, or 32.6%, to $853.3 million as compared to $643.7 million in the corresponding period last year.  Of this increase, $81.1 million, or 38.7%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $128.5 million, or 20.0%.

Our revenue, net of other direct costs for the nine months ended June 30, 2008 increased $543.3 million, or 31.3%, to $2.3 billion as compared to $1.7 billion in the corresponding period last year.  Of this increase, $131.8 million, or 24.3%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $411.5 million, or 23.7%.

The increases for both periods were primarily due to strong demand in the markets noted above, resulting in increased project staffing.  The larger percentage increases in revenue, net of other direct costs, compared to the increases in revenue during the same period resulted from the decline in our design/build services business which contains a proportionately higher component of subcontractor costs.

Gross Profit

Our gross profit for the three months ended June 30, 2008 increased $103.9 million, or 33.3%, to $416.0 million as compared to $312.1 million in the corresponding period last year.  Of this increase, $40.6 million, or 39.1% was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $63.3 million, or 20.3%.  For the three months ended June 30, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 48.8% as compared to 48.5% in the corresponding period last year.

Our gross profit for the nine months ended June 30, 2008 increased $267.6 million, or 31.7%, to $1.1 billion as compared to $844.4 million in the corresponding period last year.  Of this increase, $69.3 million, or 25.9% was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $198.3 million, or 23.5%.  For the nine months ended June 30, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 48.8% as compared to 48.6% in the corresponding period last year.

The increases for both periods in gross profit for the three and nine months ended June 30, 2008 were primarily attributable to the increases in revenue, net of other direct costs for the respective periods.  The increases in gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the increased demand for our environmental management and planning and urban design services which typically experience higher gross profit margins, and the favorable resolution in March 2008 of a claim on a United States government project, partially offset by lower margins in our design/build services business resulting from a decline in revenue for that business.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2008 increased $1.3 million, or 33.1%, to $5.3 million as compared to $4.0 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2008 increased $4.6 million, or 59.5%, to $12.2 million as compared to $7.6 million in the corresponding period last year.

The increases for both periods were primarily attributable to increased joint venture activity in the Middle East and improved performance in a European joint venture that was in its initial phase in the prior year’s corresponding periods.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2008 increased $86.8 million, or 32.1%, to $357.2 million as compared to $270.4 million in the corresponding period last year.  Of this increase, $35.7 million, or 41.1%, was incurred by companies acquired in the past twelve months.  Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $51.1 million, or 18.9%.  For the three months ended June 30, 2008, general and administrative expenses, as a percentage of revenue, net of other direct costs was 41.9% as compared to 42.0% in the corresponding period last year.

Our general and administrative expenses for the nine months ended June 30, 2008 increased $218.1 million, or 29.5%, to $956.5 million as compared to $738.4 million in the corresponding period last year.  Of this increase, $59.1 million, or 27.1%, was incurred by companies acquired in the past twelve months.  Excluding general and administrative expenses associated with acquired companies, general and administrative expenses increased $159.0 million, or 21.5%.  For the nine months ended June 30, 2008, general and administrative expenses, as a percentage of revenue, net of other direct costs was 41.9% as compared to 42.5% in the corresponding period last year.

These increases in general and administrative expenses for both periods were primarily attributable to increased staffing and other expenses related to the growth in our business noted above, continued investments throughout the organization to support strategic initiatives and expenses incurred related to our becoming a public reporting company, including compliance efforts related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  The decreases in general and administrative expenses, as a percentage of revenue, net of other direct costs, reflect the benefits realized from our continuing cost efficiency initiatives.

Gain on Sale of Equity Investment

In December 2006, we sold our minority interest in an equity investment in the United Kingdom for 7.5 million GBP, or approximately $14.7 million.  We recorded a gain on the sale of $11.3 million.

Interest Income / Expense

Our net interest expense for the three months ended June 30, 2008 decreased to $0.2 million as compared to $6.3 million in the corresponding period last year.

Our net interest income for the nine months ended June 30, 2008 was $4.1 million as compared to $9.6 million of net interest expense in the corresponding period last year.

The decrease in net interest expense for the three months ended June 30, 2008 as compared to the corresponding period last year is primarily due to lower borrowings.  The increase in net interest income in the nine months ended June 30, 2008 was primarily attributable to higher investment balances and lower borrowings.  These changes resulted from the use of proceeds received in our initial public offering completed in May 2007.

Income Tax Expense

For the three and nine months ended June 30, 2008, income tax expense increased $10.1 million, or 88.6%, and $20.9 million, or 59.0%, compared to the same periods last year, respectively.  The effective tax rate for the three and nine months ended June 30, 2008 was 35.8% and 35.1%, respectively, as compared to 32.0% and 33.3% for each respective corresponding period last year.  The increases in the effective tax rate for both periods was due to proportionately less income in tax exempt jurisdictions and the expiration of federal research and development credits during the current periods.

Net Income

Net income for the three and nine months ended June 30, 2008 increased $14.3 million, or 59.0%, to $38.5 million and $32.9 million, or 46.4%, to $103.8 million, respectively, as compared to the corresponding periods last year.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)
Revenue	$1,096,986	$904,349	$192,637	21.3%	$2,945,494	$2,501,436	$444,058	17.8%
Other direct costs	287,271	291,799	(4,528)	(1.6)	776,623	844,980	(68,357)	(8.1)
Revenue, net of other direct costs	809,715	612,550	197,165	32.2	2,168,871	1,656,456	512,415	30.9
Cost of revenue, net of other direct costs	411,416	312,196	99,220	31.8	1,100,597	844,771	255,826	30.3
Gross profit	$398,299	$300,354	$97,945	32.6%	$1,068,274	$811,685	$256,589	31.6%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	50.8	51.0	50.7	51.0
Gross profit	49.2%	49.0%	49.3%	49.0%

Revenue

Revenue for our PTS segment for the three months ended June 30, 2008 increased $192.6 million, or 21.3%, to $1.1 billion as compared to $904.3 million in the corresponding period last year.  Of this increase, $102.7 million, or 53.3%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $89.9 million, or 9.9%.

Revenue for our PTS segment for the nine months ended June 30, 2008 increased $444.1 million, or 17.8%, to $2.9 billion as compared to $2.5 billion in the corresponding period last year.  Of this increase, $166.3 million, or 37.4%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $277.8 million, or 11.1%.

The increases for both periods were primarily attributable to higher government spending for highway and transit infrastructure projects in Australia, an increase in demand for our environmental management services in all of our geographic markets, greater volumes of work performed in our planning and urban design business  continued strength in our engineering design services business in the United Arab Emirates, and the start up of program management services on the Libya Housing and Infrastructure Board project.  Increased demand in these markets was partially offset by a decline in our design/build services business due to the completion of a significant educational facility project in the fourth quarter of fiscal 2007.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our PTS segment for the three months ended June 30, 2008 increased $197.1 million, or 32.2%, to $809.7 million as compared to $612.6 million in the corresponding period last year.  Of this increase, $81.1 million, or 41.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $116.0 million, or 18.9%.

Revenue, net of other direct costs for our PTS segment for the nine months ended June 30, 2008 increased $512.4 million, or 30.9%, to $2.2 billion as compared to $1.7 billion in the corresponding period last year.  Of this increase, $131.8 million, or 25.7%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $380.6 million, or 23.0%.

The increases for both periods were primarily attributable to the revenue growth factors mentioned above, partially offset by the decline in design/build services business in the United States.

Gross Profit

Gross profit for our PTS segment for the three months ended June 30, 2008 increased $97.9 million, or 32.6%, to $398.3 million as compared to $300.4 million in the corresponding period last year.  Of this increase, $40.6 million, or 41.5%, was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $57.3 million, or 19.1%.  For the three months ended June 30, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 49.2% as compared to 49.0% in the corresponding period last year.

Gross profit for our PTS segment for the nine months ended June 30, 2008 increased $256.6 million, or 31.6%, to $1.1 billion as compared to $811.7 million in the corresponding period last year.  Of this increase, $69.3 million, or 27.0%, was provided by companies acquired in the past 12 months.  Excluding gross profit provided by acquired companies, gross profit increased $187.3 million, or 23.1%.  For the nine months ended June 30, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 49.3% as compared to 49.0% in the corresponding period last year.

The increases for both periods in gross profit for the three and nine months ended June 30, 2008 were primarily attributable to the increases in revenue, net of other direct costs for the respective periods.  The increases in gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the increased demand for our environmental management and planning and urban design services which typically experience higher gross profit margins, partially offset by lower margins in our design/build services business in the United States resulting from a decline in revenue in that business.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our PTS segment for the three months ended June 30, 2008 increased $1.8 million to $2.9 million as compared to $1.1 million in the corresponding period last year.

Equity in earnings of joint ventures for our PTS segment for the nine months ended June 30, 2008 increased $5.6 million to $6.6 million as compared to $1.0 million in the corresponding period last year.

These increases were primarily attributable to increased joint venture activity in the Middle East and improved performance in a European joint venture that was in its initial phase in the prior year’s corresponding periods.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)
Revenue	$224,217	$196,307	$27,910	14.2%	$620,080	$621,478	$(1,398)	(0.2)%
Other direct costs	180,648	165,166	15,482	9.4	509,329	541,627	(32,298)	(6.0)
Revenue, net of other direct costs	43,569	31,141	12,428	39.9	110,751	79,851	30,900	38.7
Cost of revenue, net of other direct costs	25,847	19,404	6,443	33.2	67,017	47,155	19,862	42.1
Gross profit	$17,722	$11,737	$5,985	51.0%	$43,734	$32,696	$11,038	33.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	59.3	62.3	60.5	59.1
Gross profit	40.7%	37.7%	39.5%	40.9%

Revenue

Revenue for our MSS segment for the three months ended June 30, 2008, increased $27.9 million, or 14.2%, to $224.2 million as compared to $196.3 million in the corresponding period last year.

Revenue for our MSS segment for the nine months ended June 30, 2008, decreased $1.4 million, or 0.2%, to $620.1 million as compared to $621.5 million in the corresponding period last year.

The increase for the three months ended June 30, 2008 was primarily attributable to growth in our combat support and global maintenance and supply services for the United States government in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our MSS segment for the three months ended June 30, 2008 increased $12.5 million, or 39.9%, to $43.6 million as compared to $31.1 million in the corresponding period last year.

Revenue, net of other direct costs for our MSS segment for the nine months ended June 30, 2008 increased $30.9 million, or 38.7%, to $110.8 million as compared to $79.9 million in the corresponding period last year.

The increases for both periods were primarily attributable to an increase in our personnel associated with additional task orders received in support of United States government activities in the Middle East, and the definitization of certain contract modifications on our combat support project in the third quarter of fiscal 2008.

Gross Profit

Gross profit for our MSS segment for the three months ended June 30, 2008, increased $6.0 million, or 51.0%, to $17.7 million as compared to $11.7 million in the corresponding period last year.  For the three months ended June 30, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 40.7% as compared to 37.7% in the corresponding period last year.

Gross profit for our MSS segment for the nine months ended June 30, 2008, increased $11.0 million, or 33.8%, to $43.7 million as compared to $32.7 million in the corresponding period last year.  For the nine months ended June 30, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 39.5% as compared to 40.9% in the corresponding period last year.

These increases in gross profit were primarily due to the increases in revenue, net of other direct costs, and the favorable resolution in March 2008 of a claim on a U.S. government project.  The increase in gross profit, as a percentage of revenue, net of other direct costs in the three month period ended June 30, 2008 was primarily due to the definitization of the contract modifications noted above which resulted in an increase in award fees.  The decrease in gross profit, as a percentage of revenue, net of other direct costs in the nine month period ended June 30, 2008 was primarily attributable to the start of a project for the United States government in fiscal 2008 that had a proportionately higher amount of revenue, net of other direct costs.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our MSS segment for the three months ended June 30, 2008 decreased $0.5 million, or 18.3%, to $2.4 million as compared to $2.9 million in the corresponding period last year.

Equity in earnings of joint ventures for our MSS segment for the nine months ended June 30, 2008 decreased $1.2 million, or 17.0%, to $5.5 million as compared to $6.7 million in the corresponding period last year.

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

At June 30, 2008, cash and cash equivalents were $173.1 million, a decrease of $43.8 million, or 20.2%, from September 30, 2007, as a result of operating, investing and financing activities, including acquisitions, as described below.

Net cash provided by operating activities was $92.0 million for the nine months ended June 30, 2008, an increase of $71.7 million from net cash provided by operating activities of $20.3 million for the nine months ended June 30, 2007.  The increase was primarily attributable to increased net income, a reduced rate of payments of accounts payable, increased billings in excess of costs on uncompleted contracts, and the timing of insurance premium payments.

Net cash used in investing activities was $166.1 million for the nine months ended June 30, 2008, a decrease of $137.0 million from net cash used in investing activities of $303.1 million in the nine months ended June 30, 2007.  The decrease in net cash used was primarily due to the net proceeds from the sale of investment securities.  Also, net cash used in business combinations was $231.4 million as compared to $137.5 million for the comparable period last year.

Net cash provided by financing activities was $29.4 million for the nine months ended June 30, 2008, a decrease of $319.4 million from cash provided by financing activities of $348.8 million in the comparable period last year, primarily a result of the initial public offering of our common stock in May 2007, as described above.

Working Capital

Working capital, or current assets less current liabilities, decreased $136.0 million, or 22.7%, to $461.7 million at June 30, 2008 from $597.7 million at September 30, 2007, primarily as a result of cash used in business combinations and a change in classification of our auction rate security holdings from current assets to non-current assets, offset by increased net accounts receivable and a reclassification of income taxes payable to other long-term liabilities resulting from the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109” (FIN 48).  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $238.7 million, or 26.5%, to $1.1 billion at June 30, 2008 from $899.3 million at September 30, 2007.  This increase was due to business acquisitions and increased revenue.

Borrowings and Lines of Credit

At June 30, 2008 and September 30, 2007, our long-term debt consisted of the following:

	June 30, 2008	September 30, 2007
	(in thousands)
Unsecured credit facility	$10,000	$—
Senior notes	8,333	8,333
Term credit agreement	33,792	37,015
Other debt	36,715	2,602
Total long-term debt	88,840	47,950
Less: Current portion of long-term debt	(29,946)	(8,764)
Long-term debt, less current portion	$58,894	$39,186

Unsecured Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  Borrowings under the credit facility are limited by certain financial covenants.  At June 30, 2008, $10.0 million was outstanding, and at September 30, 2007 there were no borrowings under the credit facility.  At June 30, 2008 and September 30, 2007, outstanding standby letters of credit totaled $24.9 million and $24.3 million, respectively, under the credit facility.  At June 30, 2008, we had $565.1 million available for borrowing under the credit facility.

Senior Notes

At June 30, 2008, $8.3 million in unsecured senior notes due October 15, 2008 were outstanding.

Term Credit Agreement

In September 2006, through certain of our wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, we also provided a parent company guarantee.  The terms and conditions of the term credit agreement are similar to those contained in our revolving credit facility.  At June 30, 2008 and September 30, 2007, outstanding borrowings under this agreement were $33.7 and $37.0 million, respectively.

Other Debt

Other debt includes $27 million in notes payable to a bank, collateralized by real property, which was assumed in connection with a business acquired during the quarter ended June 30, 2008.  These notes payable bear interest at 6.04% and mature in December 2028.

In addition to the credit facility discussed above, at June 30, 2008, we had $157.2 million available under 30 primarily non-U.S. unsecured credit facilities to cover periodic overdrafts and letters of credit.  At June 30, 2008 we also had a $50 million U.S. bank facility that expires in December 2008.

Commitments and Contingencies

Planned capital expenditures include payments for recently announced acquisitions, property and equipment additions and replacements, expenditures to further the implementation of our enterprise resource planning system and commitments under our incentive compensation programs.  As we embark on other capital-intensive initiatives, additional working capital may be required.

As of June 30, 2008, there was approximately $89.8 million outstanding under standby letters of credit issued, primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  The total amounts of employer contributions paid for the nine months ended June 30, 2008 were $3.6 million for U.S. plans and $11.5 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2008 are $0.5 million for U.S. plans and $3.7 million for non-U.S. plans.  Our pension plans were underfunded by $115 million as of June 30, 2008.  In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective beginning in our fiscal second quarter ending March 31, 2009.  We are currently evaluating the impact of SFAS 161 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Under SFAS 160, Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective for our fiscal year ending September 30, 2010.  We are currently evaluating the impact of SFAS 160 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure eligible assets and liabilities at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for us as of October 1, 2008.  We are currently evaluating the impact of the provisions of SFAS 159 on our financial statements.

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

Recent Developments

During the quarter ended June 30, 2008, we completed the acquisitions of Boyle Engineering Corporation, a Newport Beach, California based engineering services firm, and Totten Sims Hubicki Associates, an Ontario, Canada based engineering services firm.  Subsequent to the quarter ended June 30, 2008, we announced in July 2008 that we had completed the acquisition of substantially all of Earth Tech, Inc., an engineering services unit of Tyco International, Ltd.  The transaction is described in more detail in current reports on Form 8-K filed by the Company on February 12, 2008 and July 31, 2008.

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

Interest Rate Risk

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest.  The Company’s operating results and financial condition could be adversely affected by an increase in these interest rates.  As of June 30, 2008 and September 30, 2007, we had $33.8 and $37.0 million, respectively, outstanding in borrowings under our term credit agreement and $10 million and $0 outstanding, respectively, under our credit facility.  Interest on amounts borrowed under the credit facility is subject to adjustment based on certain levels of financial performance.  For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%.  For fiscal 2007, our weighted average borrowings on our senior credit facility were $75.6 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could increase or decrease by $0.8 million.  We invest our cash in money market securities or other high quality, short-term securities that are subject to minimal credit and market risk.

Item 4T.  Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosures.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of the current fiscal year ending September 30, 2008.  The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending September 30, 2008.  We believe we are devoting adequate resources and expertise, both internal and external, in order to meet this requirement.  However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of September 30, 2008.

PART II.                                OTHER INFORMATION

Item 1.  Legal Proceedings

As a government contractor, we are subject to various laws and regulations that are generally more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors’ compliance with those laws and regulations through audits and investigations is inherent in government contracting, and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

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

We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At June 30, 2008, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $115 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

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

Furthermore, during the acquisition process and thereafter, our management may need to assume significant transaction-related responsibilities, which may cause them to divert their attention from our existing operations. For example, our management and other personnel have been, and will continue to be, required to devote considerable amounts of time away from other business activities to focus on the integration of Earth Tech, Inc. and its employees into our business operations. If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. Moreover, we cannot assure you that we will continue to successfully expand or that growth or expansion will result in profitability.

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

At June 30, 2008, our contracted backlog was approximately $3.9 billion and our awarded backlog was approximately $3.2 billion for a total backlog of $7.1 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

As of June 30, 2008, we had approximately $81.5 million invested in auction rate securities, which are classified as other non-current assets on our condensed consolidated balance sheet. Our portfolio of auction rate securities includes primarily AAA rated, long-term debt obligations secured by student loans, with such obligations being guaranteed by counterparties including the U.S. government. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals of 7 to 35 days. In the past, the auction process allowed investors to obtain liquidity, if needed, by selling the securities at face value. Recent uncertainties in the credit markets have adversely affected the auction market for these types of securities. We have recently experienced failed auctions for some of our auction rate securities that have gone to auction resulting in our inability to sell some of these securities. The auction rate securities currently pay interest at default interest rates which are generally at market rates and there has been no change in the ratings of these securities to date. We cannot predict whether future auctions related to our auction rate securities will be successful. If the markets for auction rate securities continue to experience disruptions and our future cash flows are not sufficient to meet our working capital needs, we may be forced to use our line of credit or other financing sources to finance future operations and acquisition activity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2008, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On June 30, 2008, 0.616 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Stock Purchase Plan.

We issued the securities identified in the above paragraph to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. No consideration was received for such securities.

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

AECOM TECHNOLOGY CORPORATION

Date: August 8, 2008	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer and Chief Corporate Officer