Form 10-K
period 2008-09-30
AECOM TECHNOLOGY CORP
filed 2008-12-01
CIK 868857

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of registrant's common stock held by non-affiliates on March 31, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $1.97 billion.

          Number of shares of the registrant's common stock outstanding as of November 17, 2008: 103,101,460

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the registrant's definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2008 year end.

i

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2007 as "fiscal 2007" and the fiscal year ended September 30, 2008, as "fiscal 2008."

Overview

        We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide planning, consulting, architectural and engineering design, and program and construction management services for a broad range of projects, including highways, airports, bridges, mass transit systems, government and commercial buildings, water and wastewater facilities and power transmission and distribution. We also provide facilities management, training, logistics and other support services, primarily for agencies of the U.S. government.

        Through our network of approximately 43,000 employees, we provide our services in a broad range of end markets, including the transportation, facilities, environmental, and energy markets. According to Engineering News-Record's (ENR) 2008 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2007 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of operations, to approximately 43,000 employees at September 30, 2008 and $5.2 billion in revenue for fiscal 2008. We completed the initial public offering of our common stock in May 2007 and such shares are traded on the New York Stock Exchange.

        We offer our services through two business segments: Professional Technical Services and Management Support Services.

         Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, and energy and power markets. For example, we are providing master planning services for the 2012 London Summer Olympic Games, program management services through a joint venture for the Second Avenue subway line in New York City, development management services to create the new Saadiyat Island Cultural District in Abu Dhabi and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum companies. Our PTS segment contributed $4.3 billion, or 83% of our fiscal 2008 revenue.

         Management Support Services (MSS).    Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. For example, we manage more than 8,000 personnel in Kuwait that provide logistics, security, communications and information technology services for the U.S. Army Central Command-Kuwait. We also provide operations and maintenance services for the U.S. Army's Fort Polk Joint Readiness Training Center in Louisiana. Our MSS segment contributed $867 million, or 17% of our fiscal 2008 revenue.

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

  Capitalize on opportunities in our core markets

        We intend to leverage our leading positions in the transportation, facilities, environmental and energy and power markets to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, environmental management and government outsourcing of support services, among other things, will result in continued growth opportunities in our core markets. With our track record and our global resources, we believe we are well positioned to compete for projects in these markets.

  Continue to pursue our acquisition strategy

        We intend to continue to attract other successful companies whose growth can be enhanced by joining us. This approach has served us well as we have strengthened and diversified our leadership positions geographically, technically and across end markets. We believe that the trend towards consolidation in our industry will continue to produce candidates that align with our acquisition strategy. For example, we increased our global presence, particularly in the Americas, United Kingdom and Australia, with the addition of Earth Tech, Inc. (Earth Tech) in July 2008. For additional information regarding our acquisition of Earth Tech, see Note 3 to our consolidated financial statements.

  Strengthen and support human capital

        Our experienced employees and management are our most valuable resources. Attracting and retaining key personnel has been and will remain critical to our success. We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. We believe that our employee programs align the interests of our personnel with those of our clients and stockholders.

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year Ended September 30, (in thousands)
	2008	2007	2006
Professional Technical Services (PTS)	$4,327,671	$3,418,683	$2,774,304
Management Support Services (MSS)	866,811	818,587	647,188

Total	$5,194,482	$4,237,270	$3,421,492

    (1)
    For additional financial information by segment, see Note 21 to the notes to our consolidated financial statements.

  Our Professional Technical Services Segment (PTS)

        Our PTS segment is comprised of a broad array of services, generally provided on a fee-for-service basis. These services include planning, architecture and engineering, design, consulting, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architecture, landscape and interior design, urban and regional planning, project economics, and environmental, health and safety work.

        With our technical and management expertise, we are able to provide our clients with a broad spectrum of services. For example, within our environmental management service offerings, we provide regulatory compliance planning and management, environmental modeling, environmental impact assessment and environmental permitting for major capital/infrastructure projects.

        Our services may be sequenced over multiple phases. For example, in the area of program management and construction management services, these services may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts typically employ a staff of 10 to more than 100 and, in many cases, operate as an outsourcing arrangement with our staff located at the project site. For example, since 1990, we have been managing the renovation work at the Pentagon for the U.S. Department of Defense. Another example of our program and construction management services would be our services related to the development of educational facilities for K-12 school districts and/or community colleges throughout the United States, including the cities of Dallas, Los Angeles and Houston.

        We provide the services in our PTS segment both directly and through joint ventures or similar partner arrangements to the following key end markets:

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

  •
  Marine, Ports and Harbors.  Projects include wharf facilities and container port facilities for private and public port operators. For example, we have provided marine design and engineering services for container facilities in Hong Kong, the Ports of Los Angeles, Long Beach, New York and New

    Jersey, the new $7 billion Doha Port project in Qatar and waterfront transshipment facilities for oil and liquid natural gas.

  •
  Highways, Bridges and Tunnels.  Projects include interstate, primary and secondary urban and rural highway systems and bridge projects. For example, we have provided engineering services for the SH-130 Toll Road (49-mile "greenfield" highway project) in Austin, Texas, the Sydney Orbital Bypass (39 kilometer highway) in Sydney, Australia and the Sutong cable-stayed bridge (1088 meter span) crossing the Yangtze River in China.

  •
  Aviation.  Projects include landside terminal and airside facilities and runways as well as taxiways. For example, we have provided program management services to a number of major U.S. airports, including O'Hare International in Chicago; Los Angeles International; John F. Kennedy and La Guardia in New York City; Reagan National and Dulles International in Washington, D.C.; and Miami International. We also have provided services to airports in Hong Kong, London, Cyprus and Qatar.

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

  •
  Urban Master Planning/Design.  Projects include design services, landscape architecture, general policy consulting and environmental planning projects for a variety of government, institutional and private sector clients. For example, we have provided planning and consulting services for the Olympic Games sites in Atlanta, Sydney, Beijing, Salt Lake City and London. We are providing strategic planning and master planning services for new cities and major mixed use developments in China, Southeast Asia, the Middle East, the United Kingdom and the United States.

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

  •
  Institutional.  Projects include engineering services for college and university campuses, including the new Kennedy-King College in Chicago, Illinois. We also have undertaken assignments for Oxford University in the United Kingdom, Pomona College and Loyola Marymount University in California, and various private hospitals throughout the U.S.

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

  •
  Environmental Management.  Projects include remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management for private sector clients. For example, we have provided environmental remediation, restoration of damaged wetlands, and services associated with reduction of greenhouse gas emissions for large multinational corporations.

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

  •
  Alternative/Renewable Energy.  Projects include production facilities such as ethanol plants, wind farms and micro hydropower and geothermal subsections of regional power grids. We typically provide engineering, procurement and construction management and related services.

  •
  Hydropower/Dams.  Projects include hydroelectric power stations, dams, spillways, and flood control systems including the Song Ba Ha Hydropower Project in Vietnam, the Pine Brook Dam in Boulder County, Colorado and the Peribonka Hydroelectric Power Plant in Quebec, Canada.

  •
  Environmental Management.  Projects include remediation, testing and monitoring of environmental conditions and environmental construction management for private sector clients in the energy and power industry. For example, we have provided permitting services for pipeline projects for major energy companies.

  Our Management Support Services Segment (MSS)

        Through our MSS segment, we offer program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government.

        We provide a wide array of services in our MSS segment, both directly and through joint ventures or similar partner arrangements, including:

         Installation, Operations and Maintenance.    Projects include Department of Defense and Department of Energy installations where we provide comprehensive services for the operation and maintenance of complex government installations, including military bases, test ranges and equipment. We have undertaken assignments in this category in the Middle East and the United States. We also provide services for the operations and maintenance of the Department of Energy's Nevada Test Site.

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

         Systems Support.    Projects cover a diverse set of operational and support systems for the maintenance, operation and modernization of Department of Defense and Department of Energy installations. Our services in this area range from information technology and communications to life cycle optimization and engineering, including environmental management services. Through our joint venture operations at the Nevada Test Site and the Combat Support Services operation in Kuwait, our teams are responsible for facility and infrastructure support for critical missions of the U.S. government in its nonproliferation efforts, emergency response readiness, and force support and sustainment. Enterprise network operations and information systems support, including remote location engineering and operation in classified environments, are also specialized services we provide.

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

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, (dollars in thousands)
	2008	%	2007	%	2006	%
U.S. Federal Government
PTS	$329,333	6%	$279,530	7%	$319,675	9%
MSS	866,811	17%	818,587	19%	641,764	19%
U.S. State and Local Governments	1,051,234	20%	949,870	22%	848,530	25%
Non-U.S. Governments	1,085,686	21%	556,893	13%	355,835	10%

Subtotal Governments	3,333,064	64%	2,604,880	61%	2,165,804	63%
Private Entities (worldwide)	1,861,418	36%	1,632,390	39%	1,255,688	37%

Total	$5,194,482	100%	$4,237,270	100%	$3,421,492	100%

        Other than the U.S. government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 23%, 26% and 28% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2008, 2007 and 2006, respectively. One of these contracts accounted for approximately 10%, 13% and 10% of the Company's revenue in the years ended September 30, 2008, 2007 and 2006 respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy and the Department of Homeland Security.

Contracts

        The price provisions of the contracts we undertake can be grouped into two broad categories: cost-reimbursable contracts and fixed-price contracts. The majority of our contracts fall under the category of cost-reimbursable contracts, which we believe are generally less subject to loss than fixed-price contracts. As detailed below, our fixed-price contracts relate primarily to design and construction management contracts where we do not self-perform or take the risk of construction.

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

        For fiscal 2008 and 2007, cost-reimbursable contracts represented approximately 63% and 62%, respectively, of our total revenue, consisting of cost-plus contracts and time and material contracts as follows:

	Year Ended September 30,
	2008	2007
Cost-plus contracts	30%	35%
Time and materials contracts	33	27

Total	63%	62%

  Fixed-Price Contracts

        Fixed-price contracts are the predominant contracting method outside of the United States. There are typically two types of fixed-price contracts. The first and more common type, lump-sum, involves performing all of the work under the contract for a specified lump-sum fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. The second type, fixed-unit price, involves performing an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units delivered.

        Many of our fixed-price contracts are negotiated and arise in the design of projects with a specified scope. Fixed-price contracts often arise in the areas of construction management and design-build services. Construction management services can be in the form of general administrative oversight (in which we do not assume responsibility for construction means and methods and which is on a cost-reimbursable basis), or on a fixed price, "at risk" basis. Under our design-build projects, we are typically responsible for the design of a facility with the fixed contract price negotiated after we have had the opportunity to secure specific bids from various subcontractors and to add a contingency and fee.

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

        Some of our fixed-price contracts require us to provide performance bonds or parent company guarantees to assure our clients that their project will be completed in accordance with the terms of the contracts. In such cases, we typically require our primary subcontractors to provide similar bonds and guarantees or be adequately insured, and we pass the terms and conditions set forth in our agreement on to our subcontractors.

        For fiscal 2008 and 2007, fixed-price contracts represented approximately 37% of our total revenue. Less than 10% of our revenue was generated from contracts where we have exposure to construction cost overruns. There may be risks associated with completing these projects' profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

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

        The following summarizes contracted and awarded backlog excluding backlog related to businesses which we intend to divest, as discussed in Notes 4 and 10 to the Consolidated Financial Statements (in billions):

	September 30,
	2008	2007
Contracted backlog:
PTS segment	$4.2	$2.6
MSS segment	0.6	0.4

Total contracted backlog	$4.8	$3.0

Awarded backlog:
PTS segment	$3.5	$2.2
MSS segment	0.3	0.8

Total awarded backlog	$3.8	$3.0

Total backlog:
PTS segment	$7.7	$4.8
MSS segment	0.9	1.2

Total backlog	$8.6	$6.0

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

Seasonality

        The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. The U.S. federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during the fiscal first quarter when new funding budgets become available. Within the United States, as well as other parts of the world, we generally benefit from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our field inspection and other on-site civil services. Our construction and project management services also typically expand during the high construction season of the summer months. The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period.

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

        Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act, Proceeds of Crime Act and other similar non-U.S. laws and regulations), local government regulations and procurement policies and practices and varying currency, political and economic risks.

        To help ensure compliance with these laws and regulations, all of our employees are required to complete tailored ethics and other compliance training relevant to their position and our operations.

Personnel

        Our principal asset is our employees. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. We believe that we attract and retain talented employees by offering them the opportunity to work on highly visible and technically challenging projects in a stable work environment. The tables below identify our personnel by segment and geographic region.

  Personnel by Segment

	As of September 30,
	2008	2007	2006
Professional Technical Services	33,700	22,700	18,700
Management Support Services	9,000	9,000	8,300
Corporate	300	300	300

Total	43,000	32,000	27,300

  Personnel by Geographic Region

	As of September 30,
	2008	2007	2006
Americas	20,000	12,500	10,400
Europe	4,100	3,400	3,100
Middle East	11,100	10,000	8,800
Asia/Pacific	7,800	6,100	5,000

Total	43,000	32,000	27,300

Personnel by Segment and Geographic Region

	As of September 30, 2008
	PTS	MSS	Total
Americas	18,800	900	19,700
Europe	4,100	—	4,100
Middle East	3,000	8,100	11,100
Asia/Pacific	7,800	—	7,800

Total	33,700	9,000	42,700

        We have a number of personnel with "Top Secret" or "Q" security clearances. Some of our contracts with the U.S. government relate to projects that have elements that are classified for national security reasons. Although most of our contracts are not themselves classified, persons with high security clearances are often required to perform portions of the contracts.

        A portion of our employees are employed on a project-by-project basis to meet our contractual obligations, generally in connection with government projects in our MSS segment. We believe our employee relations are good.

Geographic Information

        For geographic information, please refer to Note 21 to the notes to our consolidated financial statements found elsewhere in this Form 10-K.

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

ITEM 1A.    RISK FACTORS

        The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2008, 2007 and 2006, approximately 64%, 61% and 63%, respectively, of our revenue was derived from contracts with government entities.

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

        For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its "SAFETEA-LU" infrastructure funding program and predecessor programs. This $286 billion program covers federal fiscal years 2004-2009. Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research. A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it. In September 2008, the President signed HR 6532, a bill to amend the Internal Revenue Code to restore the Highway Trust Fund balance, transferring funds from the general Treasury to the Highway Trust Fund to provide for the funding of authorized federal transportation priorities through the end of fiscal year 2009. This raises concerns about the future funding structure for federal highway programs, particularly after SAFETEA-LU expires on September 30, 2009.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If the economy weakens, our revenue and profitability could be adversely affected.

        Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Due to the recent economic downturn in the U.S. and international markets and severe tightening of the global credit markets, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets. Also, the global demand for commodities has increased raw material costs, which will cause our clients' projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

        Because of an overall weakening economy, our clients may demand more favorable pricing terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If the economy continues to weaken and/or government spending is reduced, our revenue and profitability could be adversely affected.

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2008, approximately 37% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are the predominant method of contracting outside of the United States and our exposure to fixed-price contracts will likely increase as we increase the non-U.S. portions of our business. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed- price contracts could be substantial and harm our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 21% of our fiscal 2008 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Approximately 7% of our fiscal 2008 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

Misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

        As a government contractor, misconduct, fraud or other improper activities caused by our employees' or consultants' failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of security clearance, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

Our defined benefit plans have significant deficits that could grow in the future and cause us to incur additional costs.

        We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At September 30, 2008, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $116.3 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2008, revenue attributable to our services provided outside of the United States was approximately 54% of our total revenue. There are risks inherent in doing business internationally, including:

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

        Furthermore, during the acquisition process and thereafter, our management may need to assume significant transaction-related responsibilities, which may cause them to divert their attention from our existing operations. For example, our management and other personnel have been, and will continue to be, required to devote considerable amounts of time away from other business activities to focus on the integration of Earth Tech, which we acquired in July 2008, and its employees into our business operations. If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. Moreover, we cannot assure you that we will continue to successfully expand or that growth or expansion will result in profitability.

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

        A number of government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.

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

        At September 30, 2008, our contracted backlog was approximately $4.8 billion and our awarded backlog was approximately $3.8 billion for a total backlog of $8.6 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        We rely heavily on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience occasional system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, or delay or prevent operations, and adversely affect our operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 121,000 square feet of space at 555 and 515 South Flower Street, Los Angeles, California. Our other offices consist of an aggregate of approximately 6.4 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 14 of the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. From time to time we establish reserves for litigation when we consider it probable that a loss will occur and the loss is estimable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 1,422 stockholders of record as of November 17, 2008. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2008:
First quarter	26.47	37.25
Second quarter	23.01	29.95
Third quarter	25.31	34.13
Fourth quarter	19.79	33.18

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2007:
Third quarter(1)	21.00	26.00
Fourth quarter	24.40	35.94

    (1)
    The low and high sales price reported for this quarter only reflects the range of prices for the period beginning May 10, 2007 through June 30, 2007 as our first day of trading of our common stock on the NYSE was May 10, 2007.

        Our policy is to use cash flow from operations to fund future growth and pay down debt. Accordingly, we have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future. Additionally, our term credit agreement and revolving credit facility restrict our ability to pay cash dividends.

        The following table presents certain information about our equity compensation plans as of September 30, 2008:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Equity compensation plans approved by stockholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	1,059,082	$21.04	14,010,062
AECOM Technology Corporation Stock Incentive Plan	425,600	$5.47	0
AECOM Technology Corporation 2000 Stock Incentive Plan	3,581,713	$9.88	0
AECOM Technology Corporation Stock Incentive Plan for Non-Employee Directors	172,350	$9.87	0
AECOM Technology Corporation Equity Incentive Plan	N/A	N/A	4,189,556
AECOM Technology Corporation 2006 Stock Incentive Plan for Non-Employee Directors	70,000	$12.54	0
AECOM Technology Corporation Global Stock Program(1)	N/A	N/A	27,493,678

Total	5,308,745	$11.78	45,693,296

(1)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Canada, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, and United Kingdom; and for the United States, the Retirement & Savings Plan, Deferred Compensation Plan and Equity Investment Plan.

        During the three-month period ended September 30, 2008, we have issued the following securities that were not registered under the Securities Act:

        On September 30, 2008, 0.727 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Deferred Compensation Plan.

        We issued the securities identified in the paragraph above to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock with that of the Russell 3000 and the S&P 1500 SuperComposite Engineering and Construction indices from March 31, 2007 to September 30, 2008. We believe the Russell 3000 Index is an appropriate independent broad market index, since it measures the performance of companies in numerous sectors with small and large market capitalizations. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

 Comparison of Percentage Change

March 1, 2007—September 30, 2008

  End-of-Month Prices

	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008
AECOM(2)	15.40	24.81	34.93	28.57	26.01	32.53	24.44
Russell 3000	829.05	873.19	882.79	849.22	764.63	748.10	678.50
S&P 1500 Super Composite Engineering and Construction	141.40	176.08	209.65	215.20	176.98	222.13	145.96

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
AECOM stock was registered under Section 12(g) of the Exchange Act but not freely traded from March 29, 2007, through May 9, 2007. Its valuation during that time was performed by an independent, third-party appraiser. The end-of-month price as of March 31, 2007 reflects the 2-for-1 stock split effected in the form of a 100% stock dividend effective May 4, 2007. Our common stock began trading on the NYSE on May 10, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the following selected consolidated financial data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes, which are included in this Form 10-K. We derived the selected consolidated financial data from our audited consolidated financial statements.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(in millions, except share data)
Consolidated Statement of Income Data:
Revenue	$5,194	$4,237	$3,421	$2,395	$2,012
Cost of revenue(1)	4,907	4,039	3,278	2,278	1,907

Gross profit	287	198	143	117	105
Equity in earnings of joint ventures	22	12	6	2	3
General and administrative expenses(1)	70	54	46	21	21

Income from operations	239	156	103	98	87
Minority interest share of earnings	14	16	14	8	3
Gain on the sale of equity investment	—	11	—	—	—
Other expense	(3)	—	—	—	—
Interest income (expense)—net	1	(3)	(10)	(7)	(8)

Income before income tax expense	223	148	79	83	76
Income tax expense	77	48	25	29	26

Income from continuing operations	146	100	54	54	50
Discontinued operations, net of tax	1	—	—	—	—

Net income	$147	$100	$54	$54	$50

Net income allocation:
Preferred stock dividend	$—	$—	$2	$6	$5
Net income available for common stockholders	147	100	52	48	45

Net income	$147	$100	$54	$54	$50

Earnings per share from continuing operations available for common stockholders:
Basic	$1.44	$1.37	$0.94	$0.93	$0.86
Diluted	$1.40	$1.15	$0.74	$0.84	$0.78
Weighted average shares outstanding (in thousands):
Basic	101,456	73,091	54,856	51,880	52,600
Diluted	104,215	87,537	72,658	63,978	64,254

(1)
As discussed in Note 1 to the consolidated financial statements, we have reclassified certain indirect expenses which had previously been presented within general and administrative expenses.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(in millions, except employee data)
Other Data:
Depreciation and amortization	$63	$45	$40	$20	$13
Amortization expense of acquired intangible assets(2)	18	12	15	3	—
Capital expenditures	69	43	32	31	19
Contracted backlog	4,811	3,043	2,480	1,980	1,620
Number of full-time and part-time employees	43,000	32,000	27,300	22,000	17,700

(2)
Included in depreciation and amortization above.

	As of September 30,
	2008	2007	2006	2005	2004
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$195	$217	$128	$54	$121
Working capital	631	598	201	171	225
Total assets	3,596	2,492	1,826	1,425	1,115
Long-term debt excluding current portion	366	39	123	216	105
Redeemable preferred and common stock and stock units, net of notes receivable	—	—	970	661	576
Stockholders' (deficit)/equity	1,423	1,278	(291)	(240)	(159)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with our consolidated financial statements and the related notes included in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors."

Overview

        We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 43,000 employees and staff employed in the field on projects.

        Our business focuses primarily on providing fee-based professional technical and support services and therefore our business is labor and not capital intensive. We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees' time spent on client projects and our ability to manage our costs. We operate our business through two segments: Professional Technical Services (PTS) and Management Support Services (MSS).

        Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in end markets such as the transportation, facilities, environmental and energy markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Revenue for our PTS segment for the year ended September 30, 2008 was $4.3 billion.

        Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractors and other direct costs. Revenue for our MSS segment for the year ended September 30, 2008 was $866.8 million.

        Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contractsand renew existing client agreements. Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation.

        Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors and other project-related expenses, and sales, general and administrative costs.

Components of Income and Expense

        Our management analyzes the results of our operations using several non-GAAP measures. A significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as other direct costs. Those costs are typically paid to service providers upon our receipt of payment from the client. We segregate other direct costs from revenue resulting in a measurement that we refer to as "revenue, net of other direct costs," which is a measure of work performed by AECOM employees. We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers.

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(in millions)
Other Financial Data:
Revenue	$5,194	$4,237	$3,421	$2,395	$2,012
Other direct costs*	1,905	1,832	1,521	933	776

Revenue, net of other direct costs*	3,289	2,405	1,900	1,462	1,236
Cost of revenue, net of other direct costs*	3,002	2,207	1,757	1,349	1,134

Gross profit	287	198	143	113	102
Equity in earnings of joint ventures	23	12	6	2	3
Amortization expense of acquired intangible assets	18	12	15	3	—
Other general and administrative expenses	53	42	31	14	18

General and administrative expenses	71	54	46	17	18

Income from operations	$239	$156	$103	$98	$87

Reconciliation of Cost of Revenue:
Other direct costs*	$1,905	$1,832	$1,521	$933	$776
Cost of revenue, net of other direct costs*	3,002	2,207	1,757	1,349	1,134

Cost of revenue	$4,907	$4,039	$3,278	$2,282	$1,910

*
Non-GAAP measure

  Other Direct Costs

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and generally accepted accounting principles, are included in the Company's revenue and cost of revenue. Since subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not accurately reflect business trends.

  Revenue, Net of Other Direct Costs

        Our discussion and analysis of our financial condition and results of operations uses revenue, net of other direct costs as a point of reference. Revenue, net of other direct costs is a non-GAAP measure and may not be comparable to similarly titled items reported by other companies.

  Cost of Revenue, Net of Other Direct Costs

        Cost of revenue, net of other direct costs reflects the cost of our own personnel (including fringe benefits and overhead expense) associated with revenue, net of other direct costs.

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures includes our portion of fees charged by unconsolidated joint ventures in which we participate to clients for services performed by us and other joint venture partners along with earnings we receive from investments in unconsolidated joint ventures.

  Amortization Expense of Acquired Intangible Assets

        Included in our general and administrative expenses is amortization of acquired intangible assets. Under SFAS No. 141, "Business Combinations" (SFAS 141), we must ascribe value to identifiable intangible assets other than goodwill in our purchase price allocations for companies we have acquired. These assets include but are not limited to backlog, customer lists and trade names. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations.

        It is difficult to predict with any precision the amount of expense we may record relating to acquired intangible assets. As backlog is typically the shortest lived intangible asset in our business, we would expect to see higher amortization expense in the first 12 to 18 months (the typical backlog amortization period) after an acquisition has been consummated.

  Other General and Administrative Expenses

        Other general and administrative expenses include corporate overhead expenses, including personnel, occupancy, and administrative expenses. To date we have not recognized any expense related to goodwill impairment. Should we determine, however, that in future periods our goodwill is impaired, the related expense would be a component of our general and administrative expenses.

  Income Tax Expense

        Income tax expense varies as a function of income before income tax expense and permanent non-tax deductible expenses. Acquisitions have a material effect on our income tax expense. We anticipate continuing our acquisition strategy and, as such, we anticipate that there will be variability in our effective tax rate from quarter to quarter and year to year, especially to the extent that our permanent differences increase or decrease.

Acquisitions

        One of our key strategies is to focus on acquisitions of companies that complement our business sectors and/or expand our geographic presence.

        The aggregate value of consideration for our acquisitions consummated during the year ended September 30, 2008 was $632 million, the largest of which were:

  •
  Tecsult—During the quarter ended March 31, 2008, we completed the acquisition of Tecsult Inc., a Montreal, Canada-based engineering services firm, with particular strengths in hydroelectric power and developing country infrastructure engineering.

  •
  Boyle—During the quarter ended June 30, 2008, we completed the acquisition of Boyle Engineering Corporation, a California-based engineering services firm that focuses on the environmental market.

  •
  Earth Tech—During the quarter ended September 30, 2008, we acquired substantially all of Earth Tech, Inc., a California-based environmental engineering and government services company, from Tyco International, Ltd.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2007 was $184 million, the largest of which were:

  •
  HSMM—During the quarter ended March 31, 2007, we acquired Hayes, Seay, Mattern & Mattern, Inc., a Virginia-based engineering and architectural firm which provides professional technical services for buildings, infrastructure development and environmental restoration.

  •
  RETEC—During the quarter ended March 31, 2007, we acquired RETEC, Inc., a Massachusetts-based environmental consulting and engineering firm.

  •
  STS—During the quarter ended March 31, 2007, we acquired STS Consultants, Ltd., an Illinois-based geotechnical/soil engineering, transportation and environmental management firm.

        The purchase prices of certain of these acquisitions are subject to purchase allocation adjustments based upon the final determination of the acquired firms' tangible and intangible net asset values as of their respective closing dates. All of our acquisitions have been accounted for as purchases and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Critical Accounting Policies

        Our financial statements are presented in accordance with GAAP. Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

  Revenue Recognition

        The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition, under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit under this method is dependent upon a number of factors, including the accuracy of a variety of estimates, including engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known.

  Claims Recognition

        Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," the Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

  Unbilled Accounts Receivable and Billings in Excess of Costs on Uncompleted Contracts

        Unbilled accounts receivable represents the contract revenue recognized to date using the percentage-of-completion accounting method but not yet invoiced to the client due to contract terms or the timing of the accounting invoicing cycle.

        Billings in excess of costs on uncompleted contracts represent the billings to date, as allowed under the terms of a contract, but not yet recognized as contract revenue using the percentage-of-completion accounting method.

  Investments in Unconsolidated Joint Ventures

        The Company has non-controlling operational interests in joint ventures accounted for under the equity method. Fees received for and the associated costs of services performed by the Company and billed to joint ventures with respect to work done by the Company for third-party customers are recorded as revenues and costs of the Company in the period in which such services are rendered. In certain joint ventures, a fee is added to the respective billings from the Company and the other joint venture partners on the amounts billed to the third-party customers. These fees result in earnings to the joint venture and are split with each of the joint venture partners and paid to the joint venture partners upon collection from the third-party customer. The Company records its allocated share of these fees as equity in earnings of joint ventures.

  Income Taxes

Valuation Allowance.    Deferred income taxes are provided on the liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes to laws and rates.

        Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

        We review the need for a valuation allowance annually. If we determine we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that the ultimate realizability of all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination.

         Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated by us for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $229.3 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits.

  Goodwill

        Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires that the Company perform an impairment test of its goodwill at least annually for each reporting unit of the Company. Inherent in such fair value determination are certain judgments and estimates, including assumptions about our forecasts with regard to our operations as well as the interpretation of current economic indicators and market valuations. Reporting units for purposes of this test are consistent with the Company's reportable segments, Professional Technical Services and Management Support Services segments. The impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit's goodwill. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires the Company to perform a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized. The Company performs this test annually in its fiscal fourth quarter and concluded that no impairment existed at September 30, 2008, 2007, or 2006.

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

Fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007

  Consolidated Results

	Twelve Months Ended		Change
	September 30, 2008	September 30, 2007	$	%
	($ in thousands)
Revenue	$5,194,482	$4,237,270	$957,212	22.6%
Other direct costs	1,905,773	1,832,001	73,772	4.0

Revenue, net of other direct costs	3,288,709	2,405,269	883,440	36.7
Cost of revenue, net of other direct costs	3,001,513	2,207,316	794,197	36.0

Gross profit	287,196	197,953	89,243	45.1
Equity in earnings of joint ventures	22,192	11,828	10,364	87.6
General and administrative expense	70,581	53,842	16,739	31.1

Income from operations	238,807	155,939	82,868	53.1
Minority interest in share of earnings	13,590	16,404	(2,814)	(17.2)
Gain on sale of equity investment	—	11,286	(11,286)	(100.0)
Other expense	(3,438)	—	(3,438)	—
Interest income (expense)—net	736	(3,321)	4,057	(122.2)

Income before income tax expense	222,515	147,500	75,015	50.9
Income tax expense	76,321	47,203	29,118	61.7

Income from continuing operations	146,194	100,297	45,897	45.8
Income from discontinued operations, net of tax	1,032	—	1,032	0.0

Net income	$147,226	$100,297	$46,929	46.8%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.3	91.8

Gross profit	8.7	8.2
Equity in earnings of joint ventures	0.7	0.5
General and administrative expense	2.1	2.2

Income from operations	7.3	6.5
Minority interest in share of earnings	0.4	0.7
Gain on sale of equity investment	—	0.5
Other expense	(0.1)	—
Interest income (expense)—net	—	(0.2)

Income before income tax expense	6.8	6.1
Income tax expense	2.4	1.9

Income from continuing operations	4.4	4.2
Income from discontinued operations, net of tax	0.1	—

Net income	4.5%	4.2%

  Revenue

        Our revenue for the year ended September 30, 2008 increased $957.2 million, or 22.6%, to $5.2 billion as compared to $4.2 billion for the corresponding period last year. Of this increase, $424.1 million, or 44.3%, was provided by companies acquired in the past twelve months. Excluding the revenue provided by acquired companies, revenue increased $533.1 million, or 12.6%, over the year ended September 30, 2007. This increase was primarily attributable to greater volumes of work performed in our environmental management services business in all of our geographic markets, continued strength in our engineering design services in the United Arab Emirates, higher government spending for highway and transit infrastructure projects in Australia and an increase in demand for work performed in our planning and urban design business. Increased demand in these markets was partially offset by a decline in our design/build services business due to the completion of a significant facility project in the fourth quarter of fiscal 2007.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2008 increased $883.4 million, or 36.7%, to $3.3 billion as compared to $2.4 billion for the corresponding period last year. Of this increase, $300.6 million, or 34.0%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $582.8 million, or 24.2%, over fiscal 2007. The increase was primarily due to strong demand in the markets noted above, resulting in increased project staffing. The larger percentage increases in revenue, net of other direct costs, compared to the increase in revenue during the same period resulted from the decline in our design/build services business in the United States which contains a proportionately higher component of subcontractor costs.

  Gross Profit

        Our gross profit for the year ended September 30, 2008 increased $89.2 million, or 45.1%, to $287.2 million, as compared to $198.0 million for the corresponding period last year. Of this increase, $20.5 million, or 23.0%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $68.7 million, or 34.7%, over the year ended September 30, 2007, consistent with the increase in revenue, net of other direct costs. For the year ended September 30, 2008, gross profit as a percentage of revenue, net of other direct costs, increased to 8.7% from 8.2% in the year ended September 30, 2007. The increase was primarily due to greater demand for services in higher margin end markets including our world-wide environmental management services business, and our engineering design business in the United Arab Emirates. As discussed in Notes 1, 22, and 23 to the financial statements, we reclassified certain indirect expenses which had previously been presented within general and administrative expenses.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2008 increased $10.4 million, or 87.6%, to $22.2 million as compared to $11.8 million for the corresponding period last year. The increase was primarily attributable to $3.4 million contributed by the acquisitions of Earth Tech and Tecsult, increased joint venture activity in the Middle East, and improved performance in a European joint venture that was in its initial phase in the prior year.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2008 increased $16.8 million, or 31.1%, to $70.6 million as compared to $53.8 million for the corresponding period last year. Of this increase, $3.0 million, or 17.9%, was incurred by companies acquired in the past twelve months. The increase was primarily attributable to the growth in revenue noted above, continued investments to support strategic initiatives and expenses incurred related to our becoming a public reporting company in March 2007, including compliance efforts related to our initial implementation of the requirements of Section 404 the Sarbanes-Oxley Act of 2002, relating to internal controls over financial reporting. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased slightly from 2.2% in the year ended September 30, 2007 to 2.1% in the year ended September 30, 2008. As discussed in Notes 1, 22, and 23 to the financial statements, we reclassified certain indirect expenses which had previously been presented within general and administrative expenses.

  Gain on Sale of Equity Investment

        In December 2006, we sold our minority interest in an equity investment in the United Kingdom for 7.5 million GBP, or approximately $14.7 million. As a result, we recorded a gain on the sale of $11.3 million for the year ended September 30, 2007.

  Interest Income / Expense—Net

        Our interest income for the year ended September 30, 2008 was $0.7 million as compared to $3.3 million of net interest expense for the year ended September 30, 2007. The increase in net interest income was primarily attributable to higher investment balances and lower borrowings resulting from the use of proceeds received in our initial public offering completed in May 2007, partially offset by debt incurred in connection with the purchase of Earth Tech in the quarter ended September 30, 2008.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2008 increased $29.1 million, or 61.7%, to $76.3 million as compared to $47.2 million for the year ended September 30, 2007. The effective tax rate was 34.3% and 32.0% for the years ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate was due to proportionately less income in low tax jurisdictions and the increase in the reserve for uncertain income tax position.

  Net Income

        The factors described above resulted in net income of $147.2 million in the year ended September 30, 2008, as compared to net income of $100.3 million in the year ended September 30, 2007.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2008	September 30, 2007	$	%
	($ in thousands)
Revenue	$4,327,671	$3,418,683	$908,988	26.6%
Other direct costs	1,194,739	1,122,967	71,772	6.4

Revenue, net of other direct costs	3,132,932	2,295,716	837,216	36.5
Cost of revenue, net of other direct costs	2,871,020	2,117,271	753,749	35.6

Gross profit	$261,912	$178,445	$83,467	46.8%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.6	92.2

Gross profit	8.4%	7.8%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2008 increased $909.0 million, or 26.6%, to $4.3 billion as compared to $3.4 billion for prior year. Of this increase, $424.1 million, or 46.7%, was provided by companies acquired in the past twelve months. Excluding revenue provided by acquired companies , revenue increased $484.9 million, or 14.2%, over the year ended September 30, 2007. The increase was primarily attributable to an increase in demand for our environmental management services in all of our geographic markets, continued strength in our engineering design services in the United Arab Emirates, higher government spending for highway and transit infrastructure projects in Australia, greater volumes of work performed in our planning and urban design business, and the start up of program management services on our Libya Housing and Infrastructure Board project. Increased demand in these markets was partially offset by a decline in our design/build services business in the United States due to the completion of a significant educational facility project in the fourth quarter of fiscal 2007.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2008 increased $837.2 million, or 36.5%, to $3.1 billion as compared to $2.3 billion for the corresponding period last year. Of this increase, $300.6 million, or 35.9%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $536.6 million, or 23.4%, over the year ended September 30, 2007. This increase was primarily attributable to the factors mentioned above.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2008 increased $83.5 million, or 46.8%, to $261.9 million as compared to $178.4 million for the corresponding period last year. Of this increase, $17.5 million, or 21.0%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $66.0 million, or 37.0%, consistent with the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit increased to 8.4% of revenue, net of other direct costs in the year ended September 30, 2008 from 7.8% in the corresponding period last year primarily due to greater demand for services in higher margin end markets including our world-wide environmental management services business and our engineering design business in the United Arab Emirates.

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures for our PTS segment for the year ended September 30, 2008 increased $10.6 million, or 393%, to $13.3 million as compared to $2.7 million for the corresponding period last year. The increase was primarily attributable to $3.4 million contributed by the acquisitions of Earth Tech and Tecsult, increased joint venture activity in the Middle East, and improved performance in a European joint venture that was in its initial phase in the prior year.

Management Support Services

	Fiscal Year Ended		Change
	September 30, 2008	September 30, 2007	$	%
	($ in thousands)
Revenue	$866,811	$818,587	$48,224	5.9%
Other direct costs	711,034	709,034	2,000	0.3

Revenue, net of other direct costs	155,777	109,553	46,224	42.2
Cost of revenue, net of other direct costs	130,493	90,045	40,448	44.9

Gross profit	$25,284	$19,508	$5,776	29.6%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	83.8	82.2

Gross profit	16.2%	17.8%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2008 increased $48.2 million, or 5.9%, to $866.8 million as compared to $818.6 million for the corresponding period last year, none of which was provided by companies acquired in the past twelve months. This increase was primarily attributable to a higher volume of task orders received related to our global maintenance and depot services projects for the U.S. government in the Middle East.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2008 increased $46.2 million, or 42.2%, to $155.8 million as compared to $109.6 million for the corresponding period last year. The increase was primarily attributable to an increase in our personnel associated with additional task orders received in support of United States government activities in the Middle East, and the successful negotiation of certain modifications on our combat support project.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2008 increased $5.8 million, or 29.6%, to $25.3 million as compared to $19.5 million for the corresponding period last year. This increase in gross profit was primarily due to the increase in revenue, net of other direct costs, partially offset by a $5.8 million reduction in accrued award fees on a U.S. government project pending final negotiation of such fees.

        As a percentage of revenue, net of other direct costs, gross profit decreased to 16.2% in the year ended September 30, 2008 from 17.8% in the corresponding period last year. This decrease was due to the $5.8 million reduction in award fees noted above.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for our MSS segment for the year ended September 30, 2008 decreased $0.2 million, or 2.3%, to $8.9 million as compared to $9.1 million for the corresponding period last year.

Fiscal year ended September 30, 2007 compared to the fiscal year ended September 30, 2006

  Consolidated Results

	Twelve Months Ended		Change
	September 30, 2007	September 30, 2006	$	%
	($ in thousands)
Revenue	$4,237,270	$3,421,492	$815,778	23.8%
Other direct costs	1,832,001	1,521,775	310,226	20.4

Revenue, net of other direct costs	2,405,269	1,899,717	505,552	26.6
Cost of revenue, net of other direct costs	2,207,316	1,756,655	450,661	25.7

Gross profit	197,953	143,062	54,891	38.4
Equity in earnings of joint ventures	11,828	6,554	5,274	80.5
General and administrative expense	53,842	46,207	7,635	16.5

Income from operations	155,939	103,409	52,530	50.8
Minority interest in share of earnings	16,404	13,924	2,480	17.8
Gain on sale of equity investment	11,286	—	11,286	—
Interest income (expense)—net	(3,321)	(10,576)	(7,255)	(68.6)

Income before income tax expense	147,500	78,909	68,591	86.9
Income tax expense	47,203	25,223	21,980	87.1

Net income	$100,297	$53,686	$46,611	86.8%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.8	92.5

Gross profit	8.2	7.5
Equity in earnings of joint ventures	0.5	0.3
General and administrative expense	2.2	2.4

Income from operations	6.5	5.4
Minority interest in share of earnings	0.7	0.7
Gain on sale of equity investment	0.5	—
Interest expense—net	(0.2)	(0.5)

Income before income tax expense	6.1	4.2
Income tax expense	1.9	1.4

Net income	4.2%	2.8%

  Revenue

        Our revenue for the year ended September 30, 2007 increased $0.8 billion, or 23.8%, to $4.2 billion as compared to $3.4 billion for the corresponding period in fiscal 2006. Of this increase, $300 million, or 36.8%, was provided by companies acquired in the past twelve months. Excluding the revenue provided by acquired companies, revenue increased $516 million, or 15.1%, over fiscal 2006. This increase was primarily attributable to increased spending for infrastructure development in Australia, Canada, and the United Arab Emirates as a result of continued economic growth in these regions, higher volume of work performed for clients in the building and transportation sectors of our operations in the United Kingdom, and an increase in task orders received associated with U.S. government activity in the Middle East. Increased demand in these markets was partially offset by a decline in revenue from contracts we hold with the Federal Emergency Management Agency (FEMA) as a result of a decrease in hurricane recovery activities in the Gulf Coast region.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2007 increased $0.5 billion, or 26.6%, to $2.4 billion as compared to $1.9 billion for the corresponding period in fiscal 2006. Of this increase, $242 million, or 47.9%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $264 million, or 13.9%, over fiscal 2006. This increase was primarily attributable to the revenue growth factors noted above.

  Gross Profit

        Our gross profit for the year ended September 30, 2007 increased $54.9 million, or 38.4%, to $198.0 million, as compared to $143.1 million for the corresponding period in fiscal 2006. Of this increase, $17.4 million, or 31.7%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $37.5 million, or 26.2%, over the year ended September 30, 2006, consistent with the increase in revenue, net of other direct costs. For the year ended September 30, 2007, gross profit as a percentage of revenue, net of other direct costs, increased to 8.2% from 7.5% in fiscal 2006 primarily due to improved project performance.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2007 increased $5.3 million, or 80.5%, to $11.8 million as compared to $6.6 million for the corresponding period in fiscal 2006. The increase was primarily attributable to an additional $3.9 million contribution from our participation in a joint venture at the Department of Energy's Nevada Test Site that commenced in the fourth quarter of the year ended September 30, 2006.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2007 increased $7.6 million, or 16.5%, to $53.8 million as compared to $46.2 million for the corresponding period in fiscal 2006. The increase was primarily attributable to growth in revenue noted above, increased headcount associated with acquired companies, continued investments throughout the organization to support strategic initiatives and expenses incurred related to our becoming a public reporting company, including compliance efforts related to the requirements of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased slightly from 2.4% in fiscal 2006 to 2.2% in the year ended September 30, 2007.

  Gain on Sale of Equity Investment

        In December 2006, we sold our minority interest in an equity investment in the United Kingdom for 7.5 million GBP, or approximately $14.7 million. As a result, we recorded a gain on the sale of $11.3 million for the year ended September 30, 2007.

  Interest Income / Expense—Net

        Our interest expense, net of $6.4 million of interest income, for the year ended September 30, 2007 decreased $7.3 million, or 68.6%, to $3.3 million as compared to $10.6 million for the corresponding period in fiscal 2006. This decrease was primarily attributable to lower average borrowings and higher interest income as a result of our initial public offering completed in May 2007, partially offset by $3.2 million in make whole premiums incurred on the early repayment of fixed rate senior notes. At September 30, 2007, borrowings under our revolving credit facility, term credit agreement and senior notes outstanding totaled $45.3 million, as compared to $133.8 million at September 30, 2006.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2007 increased $22.0 million, or 87.1%, to $47.2 million as compared to $25.2 million for fiscal 2006. The effective tax rate was 32.0% for the years ended September, 30 2007 and 2006.

  Net Income

        The factors described above resulted in net income of $100.3 million in the year ended September 30, 2007, as compared to net income of $53.7 million in fiscal 2006.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2007	September 30, 2006	$	%
	($ in thousands)
Revenue	$3,418,683	$2,774,304	$644,379	23.2%
Other direct costs	1,122,967	971,299	151,668	15.6

Revenue, net of other direct costs	2,295,716	1,803,005	492,711	27.3
Cost of revenue, net of other direct costs	2,117,271	1,677,930	439,341	26.2

Gross profit	$178,445	$125,075	$53,370	42.7%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	92.2	93.1

Gross profit	7.8%	6.9%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2007 increased $0.6 billion, or 23.2%, to $3.4 billion as compared to $2.8 billion for the corresponding period in fiscal 2006. Of this increase, $300 million, or 46.5%, was provided by companies acquired in the past twelve months. Excluding revenue provided by companies acquired in the past twelve months, revenue increased $344 million, or 12.4%, over fiscal 2006. This increase was primarily attributable to increased government and private sector spending for infrastructure development in Australia, Canada, and the United Arab Emirates as a result of continued economic growth, and an increase in our building and transportation business in the U.K. These increases were partially offset by a decline in task orders received from FEMA as result of decreased hurricane recovery activities in the Gulf Coast region.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2007 increased $0.5 billion, or 27.3%, to $2.3 billion as compared to $1.8 billion for the corresponding period in fiscal 2006. Of this increase, $242 million, or 49.1%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by companies acquired in the past twelve months, revenue, net of other direct costs increased $251 million, or 13.9%, over fiscal 2006. This increase was primarily attributable to the factors mentioned above.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2007 increased $53.3 million, or 42.7%, to $178.4 million as compared to $125.1 million for the corresponding period in fiscal 2006. Of this increase, $17.4 million, or 32.6%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $35.9 million, or 28.7%, consistent with the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit increased to 7.8% of revenue, net of other direct costs in the year ended September 30, 2007 from 6.9% in the corresponding period in fiscal 2006 primarily due to improved project performance.

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures for our PTS segment for the year ended September 30, 2007 increased $1.1 million, or 68.1%, to $2.7 million as compared to $1.6 million for the corresponding period in fiscal 2006.

Management Support Services

	Fiscal Year Ended		Change
	September 30, 2007	September 30, 2006	$	%
	($ in thousands)
Revenue	$818,587	$647,188	$171,399	26.5%
Other direct costs	709,034	550,476	158,558	28.8

Revenue, net of other direct costs	109,553	96,712	12,841	13.3
Cost of revenue, net of other direct costs	90,045	78,725	11,320	14.4

Gross profit	$19,508	$17,987	$1,521	8.5%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	82.2	81.4

Gross profit	17.8%	18.6%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2007 increased $171 million, or 26.5%, to $818 million as compared to $647 million for the corresponding period in fiscal 2006, none of which was provided by companies acquired. This increase was primarily attributable to a higher volume of task orders received related to U.S. government activities in the Middle East.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2007 increased $12.8 million, or 13.3%, to $109.6 million as compared to $96.7 million for the corresponding period in fiscal 2006. The increase was primarily due to an increase in Company personnel associated with a higher volume of task orders received related to U.S. government activities in the Middle East.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2007 increased $1.5 million, or 8.5%, to $19.5 million as compared to $18.0 million for the corresponding period in fiscal 2006 due to the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit decreased to 17.8% in the year ended September 30, 2007 from 18.6% in the corresponding period in fiscal 2006.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for our MSS segment for the year ended September 30, 2007 increased $4.2 million, or 84.5%, to $9.1 million as compared to $4.9 million for the corresponding period in fiscal 2006. The increase was primarily attributable to our participation in the Nevada Test Site project that commenced in the fourth quarter of the year ended September 30, 2006.

Seasonality

        The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. The U.S. federal government tends to authorize more work during the period preceding the end of its fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during the fiscal first quarter when new funding budgets become available. Within a number of parts of the world in which we operate, we generally benefit from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our field inspection and other on-site civil services. Our construction and project management services also typically expand during the high construction season of the summer months. The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period. For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Liquidity and Capital Resources

  Cash Flows

        In May 2007, we completed the initial public offering of 40.4 million shares of our common stock, which included the exercise of the underwriters' over-allotment option to purchase 5.3 million shares, at $20.00 per share. Of the total shares sold in the offering, 15.3 million were sold by stockholders of the Company. Proceeds to the Company, net of underwriting discounts, commissions, and other offering-related costs, were $468.3 million, of which $75.4 million was used to fund elections by employees to diversify their holdings of AECOM stock units in the Company's stock purchase plan.

        Our principal source of liquidity is cash flows from operations, and our principal uses of cash are for operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our projected cash requirements for at least the next 12 months.

        At September 30, 2008, cash and cash equivalents were $194.5 million, a decrease of $22.4 million, or 10.3%, from $216.9 million at September 30, 2007. This decrease was primarily attributable to cash consideration paid in business acquisitions during fiscal 2008, offset by proceeds from borrowings and cash provided by operating activities.

        Net cash provided by operating activities was $155.2 million for the year ended September 30, 2008, an increase of $17.8 million, or 12.9%, from $137.5 million for the year ended September 30, 2007. This increase was primarily attributable to increased net income, partially offset by an increase in working capital.

        Net cash used in investing activities was $521.3 million for the year ended September 30, 2008, an increase of $131.8 million, or 33.8%, from the net cash used in investing activities of $389.5 million in the year ended September 30, 2007. For the year ended September 30, 2008, net cash used in business combinations was $656.9 million as compared to $158.7 million for the year ended September 30, 2007. Acquisitions during the year ended September 30, 2008 included Tecsult Inc., Boyle Engineering Corporation, and Earth Tech.

        Net cash provided by financing activities was $346.7 million for the year ended September 30, 2008, an increase of $8.5 million from cash provided by financing activities of $338.2 million in the year ended September 30, 2007. This increase was primarily a result of proceeds from borrowings under our credit facility, offset by our May 2007 initial public offering of common stock.

  Working Capital

        Working capital, or current assets less current liabilities, increased $33.5 million, or 5.6%, to $631.2 million at September 30, 2008 from $597.7 million at September 30, 2007 primarily as a result of newly acquired companies. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $432.9 million, or 48.1%, to $1.3 billion at September 30, 2008 from $899.3 million at September 30, 2007, primarily attributable to an increase of $514.6 million, or 46.2%, in our fiscal 2008 fourth quarter revenue as compared to the corresponding period last year.

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

  Borrowings and Lines of Credit

  Long-Term Debt

        Long-term debt consisted of the following:

	September 30, 2008	September 30, 2007
	(in thousands)
Unsecured revolving credit facility	$310,000	$—
Senior notes	8,333	8,333
Term credit agreement	25,985	37,015
Other debt	53,691	2,602

Total long-term obligations	398,009	47,950
Less: Current portion of long-term debt and short-term borrowings	(32,035)	(8,764)

Long-term debt, less current portion	$365,974	$39,186

  Unsecured Revolving Credit Facility

        We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs. The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012. We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval. The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit. We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%. In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment. At September 30, 2008, $310.0 million was outstanding, and at September 30, 2007 there were no borrowings under our credit facility. At September 30, 2008 and 2007, outstanding standby letters of credit totaled $26.7 million and $24.3 million, respectively, under the credit facility. At September 30, 2008, we had $263.3 million available for borrowing under the credit facility.

        We entered into three interest rate swap agreements with financial institutions during the fiscal fourth quarter ended September 30, 2008. The swap agreements fixed the variable interest rates of $150 million of the outstanding debt under our revolving credit facility. We applied cash flow hedge accounting to the interest rate swap agreements in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivatives are recorded as assets or liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, are reported in other comprehensive income. The change in fair value related to the derivatives included in other comprehensive income/(loss) for the year ended September 30, 2008 was $(0.3) million. The applicable fixed rates and the related expiration dates of the swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	2.8%	August 2009
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

  Senior Notes

        At September 30, 2008, $8.3 million in unsecured senior notes due October 15, 2008 were outstanding. Subsequent to September 30, 2008, these notes were fully paid.

  Term Credit Agreement

        In September 2006, through certain of our wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time opportunity to repatriate non-U.S. earnings to the U.S. at a 5.25% tax rate. The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, we also provided a parent company guarantee. The terms and conditions of the term credit agreement are similar to those contained in our revolving credit facility.

  Other Debt

        Other debt includes $27 million in notes payable to a bank, collateralized by real property, which we assumed in connection with our acquisition of Boyle Engineering Corporation during the year ended September 30, 2008. These notes payable bear interest at 6.04% and mature in December 2028.

        In addition to the credit facility discussed above, at September 30, 2008, we had $151.4 million which was primarily comprised of non-U.S. unsecured credit facilities to cover periodic overdrafts and letters of credit. At September 30, 2008, we also had a $50 million U.S. unsecured bank facility that expires in December 2008.

        The following table presents, in thousands, scheduled maturities of our debt:

Year Ending September 30,
2009	$32,035
2010	7,478
2011	22,061
2012	311,143
2013	989
Thereafter	24,303

Total	$398,009

  Commitments and Contingencies

        Other than normal property and equipment additions and replacements, expenditures to further the implementation of our Enterprise Resource Planning (ERP) system, commitments under our incentive compensation programs, repurchases of shares of our common stock, and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below.

However, as we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

        As of September 30, 2008, there was approximately $94.4 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        As discussed in Notes 1 and 12 to the consolidated financial statements, we adopted certain provisions of SFAS 158 as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of the Company's pension plans. We currently expect to contribute $17.2 million to our non-U.S. plans in fiscal 2009. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. We currently expect to contribute $6.6 million to our domestic plans in the fiscal 2009. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Contractual Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2008:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Long-term debt	$398,009	$32,035	$29,539	$312,132	$24,303
Operating leases	637,839	147,073	293,847	64,026	132,893
Capital leases	4,000	1,208	1,831	235	726
Pension obligations	304,160	22,027	48,501	57,724	175,908

Total Contractual Obligations and Commitments	$1,344,008	$202,343	$373,718	$434,117	$333,830

Recently Issued Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," (SFAS 161), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective beginning in our fiscal second quarter ending March 31, 2009. We are currently evaluating the impact of SFAS 161 on our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for our fiscal year ending September 30, 2010. We are currently evaluating the impact of SFAS 141R on our financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. Under SFAS 160, companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for our fiscal year ending September 30, 2010. We are currently evaluating the impact of SFAS 160 on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure eligible assets and liabilities at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of October 1, 2008. We do not expect SFAS 159 to have a material impact on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of October 1, 2008. We do not expect SFAS 157 to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

        We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest entities under Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). We have consolidated all joint ventures for which we are the primary beneficiary. For all others, the Company's portion of the earnings is recorded in equity in earnings of joint ventures. See Note 10 to the consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates. We actively monitor these exposures. Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates. In the past, we have entered into derivative financial instruments, such as forward contracts and interest rate hedge contracts. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures. We do not use derivative financial instruments for trading purposes.

  Foreign Exchange Rates

        We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we typically do not need to hedge foreign currency cash flows for contract work performed. The functional currency of our significant foreign operations is the local currency.

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2008 and 2007, we had $336.0 and $37.0 million, respectively, outstanding in borrowings under our credit facility and our term credit agreement. Interest on amounts borrowed under the credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance. For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%. For the year ended September 30, 2008, our weighted average borrowings on our senior credit facility were $101 million. If short term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $1.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited the accompanying Consolidated Balance Sheets of AECOM Technology Corporation (the "Company") as of September 30, 2008 and 2007 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 9 to the consolidated financial statements, in fiscal 2008, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109". Also, as discussed in Note 1 to the consolidated financial statements, in fiscal 2007, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", and its method of accounting for defined benefit pension and other post retirement plans in accordance with Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R)".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM Technology Corporation's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Los Angeles, California November 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited AECOM Technology Corporation's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AECOM Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Earth Tech, Boyle Engineering Corporation, and Tecsult, Inc., which are included in the fiscal 2008 Consolidated Financial Statements of AECOM Technology Corporation and constituted $0.9 billion and $0.5 billion of total and net assets, respectively, as of September 30, 2008 and $0.3 billion and $6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of AECOM Technology Corporation also did not include an evaluation of the internal control over financial reporting of these entities.

        In our opinion, AECOM Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of AECOM Technology Corporation as of September 30, 2008 and 2007, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended September 30, 2008 of AECOM Technology Corporation and our report dated November 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Los Angeles, California November 14, 2008

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,871	$180,339
Cash in consolidated joint ventures	23,651	36,572

Total cash and cash equivalents	194,522	216,911
Marketable securities	81,449	200,783
Accounts receivable—net	1,638,814	1,091,682
Prepaid expenses and other current assets	80,243	67,087
Other current assets held for sale	75,802	—
Deferred tax asset—net	34,420	—

TOTAL CURRENT ASSETS	2,105,250	1,576,463
PROPERTY AND EQUIPMENT—NET	223,017	118,202
DEFERRED TAX ASSETS—NET	45,886	61,594
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	46,432	23,551
GOODWILL	949,089	592,233
INTANGIBLE AND OTHER ASSETS—NET	80,297	30,928
OTHER NON-CURRENT ASSETS	146,219	88,850

TOTAL ASSETS	$3,596,190	$2,491,821

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$7,898	$1,926
Accounts payable	406,963	228,350
Accrued expenses and other current liabilities	642,693	491,989
Billings in excess of costs on uncompleted contracts	306,610	192,400
Income taxes payable	17,744	42,664
Deferred tax liability—net	—	14,641
Current liabilities held for sale	68,034	—
Current portion of long-term obligations	24,137	6,838

TOTAL CURRENT LIABILITIES	1,474,079	978,808
OTHER LONG-TERM LIABILITIES	282,394	174,253
LONG-TERM DEBT	365,974	39,186

TOTAL LIABILITIES	2,122,447	1,192,247
MINORITY INTEREST	50,750	21,089
STOCKHOLDERS' EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 26,423 and 49,779 shares as of September 30, 2008 and 2007; respectively, $100 liquidation preference value	2,642	4,978
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 69 and 72 shares as of September 30, 2008 and 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 shares as of September 30, 2008 and 2007, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 102,983,378 and 99,061,692 shares, as of September 30, 2008 and 2007, respectively	1,030	991
Additional paid-in capital	1,309,493	1,224,164
Accumulated other comprehensive loss	(111,549)	(26,211)
Retained earnings	221,377	74,563

TOTAL STOCKHOLDERS' EQUITY	1,422,993	1,278,485

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,596,190	$2,491,821

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
Revenue	$5,194,482	$4,237,270	$3,421,492
Cost of revenue (as reclassified)	4,907,286	4,039,317	3,278,430

Gross profit	287,196	197,953	143,062
Equity in earnings of joint ventures	22,192	11,828	6,554
General and administrative expenses (as reclassified)	70,581	53,842	46,207

Income from operations	238,807	155,939	103,409
Minority interest in share of earnings	13,590	16,404	13,924
Gain on sale of equity investment	—	11,286	—
Other expense	(3,438)	—	—
Interest income (expense), net	736	(3,321)	(10,576)

Income from continuing operations before income tax expense	222,515	147,500	78,909
Income tax expense	76,321	47,203	25,223

Income from continuing operations	146,194	100,297	53,686
Discontinued operations, net of tax	1,032	—	—

Net income	$147,226	$100,297	$53,686

Net income allocation:
Preferred stock dividend	$168	$249	$2,205
Net income available for common stockholders	147,058	100,048	51,481

Net income	$147,226	$100,297	$53,686

Net income per share:
Basic
Continuing operations	$1.44	$1.37	$0.94
Discontinued operations	0.01	—	—

	$1.45	$1.37	$0.94

Diluted
Continuing operations	$1.40	$1.15	$0.74
Discontinued operations	0.01	—	—

	$1.41	$1.15	$0.74

Weighted average shares outstanding:
Basic	101,456	73,091	54,856
Diluted	104,215	87,537	72,658

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock	Common Stock	Stock Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE AT SEPTEMBER 30, 2005	$—	$—	$1,605	$(176,089)	$(65,397)	$—	$(239,881)

Comprehensive income:
Net income						53,686	53,686
Foreign currency translation adjustments					11,236		11,236
Defined benefit minimum pension liability adjustment					17,492		17,492

Total comprehensive income							82,414
Tax benefit related to appreciation in value under stock purchase plan						14,807	14,807
Preferred stock dividend and preferred stock units						(305)	(305)
Dividend on Class D preferred stock						(1,900)	(1,900)
Tax benefit from exercise of stock options				3,479			3,479
Class D preferred stock issuance costs				2,100			2,100
Redemption of Class D preferred stock				(41,486)			(41,486)
Class F and Class G preferred stock issuance costs				(2,880)			(2,880)
Liquidation of Class D preferred stock			(1,605)				(1,605)
Increase in carrying value of redeemable common and preferred stock and stock units				(39,349)		(66,288)	(105,637)

BALANCE AT SEPTEMBER 30, 2006	—	—	—	(254,225)	(36,669)	—	(290,894)

Comprehensive income:
Net income				25,520		74,777	100,297
Foreign currency translation adjustments					15,020		15,020
Defined benefit minimum pension liability adjustment					(4,562)		(4,562)

Total comprehensive income							110,755
Proceeds from the issuance of common stock in initial public offering, net of $4.0 million of issuance costs		199		392,667			392,866
Conversion of preferred stock		187		234,813			235,000
Reclassification of common and preferred stock units	5,012	664		816,952			822,628
Issuance of stock		33		65,232			65,265
Repurchases of stock	(283)	(63)		(50,464)			(50,810)
Preferred stock dividend	249			(35)		(214)	—
Proceeds from exercise of options		4		3,005			3,009
Tax benefit from exercise of options				7,225			7,225
Stock based compensation		13		24,953			24,966
Repayment of stockholder notes		(46)		(14,254)			(14,300)
Tax effect related to stock purchase plan				(27,225)			(27,225)

BALANCE AT SEPTEMBER 30, 2007	4,978	991	—	1,224,164	(26,211)	74,563	1,278,485

Comprehensive income:
Net income						147,226	147,226
Foreign currency translation adjustments					(45,369)		(45,369)
Defined benefit minimum pension liability adjustment					(39,670)		(39,670)
Swap valuation					(299)		(299)

Total comprehensive income							61,888
Issuance of stock		12		33,008			33,020
Repurchases of stock	(2,504)	(10)		(11,423)			(13,937)
Preferred stock dividend	168					(168)	—
Proceeds from exercise of options		8		19,040			19,048
Tax benefit from exercise of stock options				20,586			20,586
Stock based compensation		29		24,118			24,147
FIN 48 adjustment						(244)	(244)

BALANCE AT SEPTEMBER 30, 2008	$2,642	$1,030	$—	$1,309,493	$(111,549)	$221,377	$1,422,993

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,226	$100,297	$53,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,752	45,126	39,830
Equity in earnings of unconsolidated joint ventures	(22,192)	(11,828)	(6,554)
Distribution of earnings from unconsolidated affiliates	20,163	10,912	6,867
Non-cash stock compensation	24,147	24,966	14,779
Excess tax benefit from share based payment	(20,586)	(7,225)	—
Write-off of deferred financing costs and make-whole premium	—	3,166	2,100
Interest income on notes from stockholders	—	(754)	(2,111)
Foreign currency translation	(16,989)	14,625	6,445
Deferred income tax expense (benefit)	(34,470)	15,667	(12,136)
Gain on sale of equity investment	—	(11,286)	—
Gain on sale-leaseback	—	(2,010)	—
Gain on termination of interest rate hedge	—	—	(1,139)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(150,932)	(114,548)	(135,418)
Prepaid expenses and other assets	33,100	1,022	(12,845)
Accounts payable	36,113	(51,154)	47,433
Accrued expenses and other current liabilities	50,606	88,403	74,550
Billings in excess of costs on uncompleted contracts	46,910	42,410	14,525
Other long-term liabilities	(33,844)	(19,017)	1,432
Income taxes payable	14,091	8,691	29,822

Net cash provided by operating activities from continuing operations	156,095	137,463	121,266

Net cash used by operating activities from discontinued operations	(868)	—	—

Net cash provided by operating activities	155,227	137,463	121,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(656,920)	(158,742)	(53,296)
Proceeds from sales of businesses	90,020	—	—
Purchases of investments securities	(9,900)	(357,288)	—
Sales of investment securities	129,234	156,505	—
Deferred income tax on gain from the sale of a building	—	—	(6,494)
Net investment in unconsolidated affiliates	(4,653)	(1,704)	(1,026)
Payments for capital expenditures	(69,387)	(43,203)	(32,300)
Proceeds from sale of equity investment	—	14,683	—
Proceeds from sale of property and equipment	301	225	21,301

Net cash used in investing activities	(521,305)	(389,524)	(71,815)

AECOM Technology Corporation

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in initial public offering	—	468,280	—
Proceeds from borrowings under credit agreements	333,350	197,579	342,161
Repayments of borrowings under long-term debt	(21,265)	(287,084)	(442,013)
Funding of stock purchase plan rabbi trust	—	(75,413)	—
Proceeds from issuance of common and preferred stock and units	9,339	55,395	62,178
Proceeds from exercise of stock options	19,048	3,009	5,754
Payments to repurchase common stock and common stock units	(13,937)	(50,076)	(59,155)
Proceeds from payment of notes receivable from stockholders	—	22,663	—
Payment of debt prepayment premium	—	(3,166)	—
Excess tax benefit from share based payment	20,586	7,225	—
Net proceeds from issuance of Class F and G preferred stock	—	—	232,120
Payments to redeem Class D preferred stock	—	—	(116,486)
Proceeds from terminating interest rate hedge	—	—	1,139
FIN 48 adjustment	(244)	—	—
Payments of dividends on convertible preferred stock	(168)	(249)	(1,900)

Net cash provided by financing activities	346,709	338,163	23,798

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,020)	2,939	269
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,389)	89,041	73,518
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	216,911	127,870	54,352

CASH AND CASH EQUIVALENTS AT END OF YEAR	$194,522	$216,911	$127,870

SUPPLEMENTAL CASH FLOW INFORMATION:
Retirement of fully depreciated equipment (non-cash)	$16,506	$16,676	$8,122

Interest paid	$9,474	$7,751	$14,584

Income taxes paid, net of refunds received	$60,717	$36,345	$16,366

See accompanying Notes to Consolidated Financial Statements.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Organization—AECOM Technology Corporation and its consolidated subsidiaries (Company) provide professional technical and management support services for commercial and government clients around the world. These services encompass a variety of technical disciplines, including consulting, planning, architectural and engineering design, and program and construction management for a broad range of projects. These services are applied to a number of areas and industries, including transportation infrastructure; research, testing and defense facilities; water, wastewater and other environmental programs; land development; security and communication systems; institutional, mining, industrial and commercial and energy-related facilities. The Company also provides operations and maintenance services to governmental agencies throughout the U.S. and abroad.

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2008, 2007 and 2006 contained 53, 52 and 52 weeks and ended on October 3, September 28 and September 29, respectively. As discussed in Note 3, the Company acquired Earth Tech in July 2008. Due to different fiscal period-ends for the Company and Earth Tech, Earth Tech's results for the fiscal year ended September 26, 2008 have been combined with the Company's results for the fiscal year ended October 3, 2008. The use of the different fiscal period for Earth Tech did not have a material impact on the Company's results of operations.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts and self-insurance accruals. Actual results could differ from those estimates.

        Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation.

        Investments in Unconsolidated Joint Ventures—The Company has non-controlling operational interests in joint ventures accounted for under the equity method. Services performed by the Company and billed to joint ventures with respect to work done by the Company for third-party customers are recorded as revenues and costs of the Company in the period in which such services are rendered. In certain joint ventures, a fee is added to the respective billings from the Company and the other joint venture partners on the amounts billed to the third-party customers. These fees result in earnings to the joint venture and are split with each of the joint venture partners and paid to the joint venture partners upon collection from the third-party customer. The Company records its allocated share of these fees as equity in earnings of joint ventures.

        Variable Interest Entities—The Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," (FIN 46R) requires the primary beneficiary of a variable interest entity (VIE) among other things, to consolidate into its financial statements the financial results of the VIE and to make certain disclosures regarding the VIEs, unless the primary beneficiary also holds a majority voting interest. See Note 10.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        Revenue Recognition—The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition, under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit under this method is dependent upon a number of factors including, the accuracy of a variety of estimates, including engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known.

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2008, 2007 and 2006 were $1.9, $1.8 and $1.5 billion, respectively.

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

        Certain cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, the Company may share award fees with subcontractors. The Company records accruals for fee-sharing as fees are earned. The Company generally recognizes revenue to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. The Company takes the award fee or penalty on contracts into consideration when estimating revenue and profit rates, and it records revenue related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received. Once an award fee letter is received, the estimated or accrued fees are adjusted to the actual award amount.

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

  Time-and-Materials Contracts.

        Time-and-Materials.    Under the Company's time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct incidental expenditures that it incurs in connection with its performance under the contract. The Company's profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Many of the Company's time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were a fixed-price contract.

  Service-Related Contracts.

        Service-Related.    Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

        Contract Claims—In accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," the Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2008 and 2007, the Company had no significant net receivables related to contract claims.

        Government Contract Matters—The Company's federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations (FAR). These regulations can limit the recovery of certain specified indirect costs on contracts and subjects the Company to multiple audits by government agencies such as the Defense Contract Audit Agency (DCAA). In addition, most of the Company's federal and state and local contracts are subject to termination at the discretion of the client.

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

  •
  Client credit worthiness; and

  •
  General economic conditions

        Concentration of Credit Risk—Financial instruments, which subject the Company to credit risk, consist primarily of cash and cash equivalents and net accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. As of September 30, 2008 and 2007, no accounts receivable from a single commercial client exceeded 10% of the Company's total accounts receivable. The Company regularly performs credit evaluations of its clients and considers these evaluations in the determination of its allowance for doubtful accounts.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. See also Note 15. The fair value of the senior secured notes as of September 30, 2008 and September 30, 2007 was not materially different than the carrying value.

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

        Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires that the Company perform an impairment test of its goodwill at least annually for each reporting unit of the Company. Inherent in such fair value determination are certain judgments and estimates, including assumptions about the Company's forecasts with regard to its operations as well as the interpretation of current economic indicators and market valuations. Reporting units for purposes of this test are consistent with the Company's reportable segments and consist of Professional Technical Services and Management Support Services. The impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit's goodwill. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires the Company to perform a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. In the event that the current fair value of the goodwill is less than the carrying value, an impairment charge is recognized. The Company performs this test annually in its fiscal fourth quarter and concluded that no impairment existed at September 30, 2008, 2007, or 2006.

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

        Insurance Reserves—The Company maintains insurance for business risks. Insurance coverage contains various retention and deductible amounts for which the Company provides accruals based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. It is the Company's policy not to accrue for any potential legal expense to be incurred in defending the Company's position. The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company's results of operations or financial position.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        Accounting for Derivative Instruments and Hedging—SFAS No. 133, Accounting for Derivative Instruments and Hedging requires all derivatives to be stated on the balance sheet at fair value. Derivatives that are not hedges or are ineffective hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income/(loss) until the hedged item is recognized in earnings. As of September 30, 2008, the Company recorded a liability of $0.3 million related to interest rate swaps entered into during the year ended September 30, 2008. See also Note 15.

        Other Comprehensive Income—The components of accumulated other comprehensive loss are as follows:

	September 30,
	2008	2007
	(in millions)
Foreign currency translation adjustment	$(23.1)	$22.3
Defined benefit minimum pension liability adjustment	(88.1)	(48.5)
Interest rate swap valuation	(0.3)	—

	$(111.5)	$(26.2)

        General and Administrative Expenses—General and administrative expenses are expensed in the period incurred.

        During 2008, in connection with the acquisition of Earth Tech, the Company undertook a review of the historical manner of presentation of its Consolidated Statement of Income and adopted a revised presentation which the Company believes is more like that presented by other companies in its industry. As a result, the Company has changed the classification of certain indirect expenses, which had previously been presented within general and administrative expenses, and grouped them with cost of revenue. This change in manner of presentation did not affect the Company's income from operations, net income, or the determination of income or loss on the Company's contracts. Conforming changes have been made for all periods presented, as follows:

	Fiscal Year Ended
	September 30, 2007	September 30, 2006
Cost of revenue:
As previously reported	$3,076,092	$2,515,684
Amount reclassified	963,225	762,746

As reported herein	$4,039,317	$3,278,430

General and administrative expenses:
As previously reported	$1,017,067	$808,953
Amount reclassified	(963,225)	(762,746)

As reported herein	$53,842	$46,207

        Income Taxes—The Company files a consolidated federal income tax return and combined California franchise tax return. In addition, the Company files other returns that are required in the states and

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

jurisdictions in which the Company and its subsidiaries do business. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and potential tax planning strategies. Based upon management's assessment of all available evidence, the Company has concluded that it is more likely than not that the deferred tax assets will be realized, net of valuation allowance.

        Stock-Based Compensation—The Company's stock compensation plans including its employee stock option plan are accounted for in accordance with SFAS No. 123 (revised 2004), "Share-Based Payments" (SFAS 123R), which requires the Company to expense the value of employee stock options and similar awards. Under SFAS 123R, such awards result in a cost that is measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The Company adopted the prospective transition method under SFAS 123R. Under this method, prior periods were not restated to reflect the impact of SFAS 123R. See also Note 16.

        Defined Benefit Pension Plans—In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with defined benefit pension plans in their financial statements. See also Note 12.

        Recently Issued Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," (SFAS 161), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective beginning in the Company's fiscal second quarter ending March 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for the Company's fiscal year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 141R on its financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. Under SFAS 160, companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company's fiscal year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure eligible assets and liabilities at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the Company as of October 1, 2008. The Company does not expect SFAS 159 to have a material impact on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company as of October 1, 2008. The Company does not expect SFAS 157 to have a material impact on its financial statements.

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

        As noted above, prior to the IPO, redeemable common and preferred stock and stock units were classified outside permanent equity because redemption was not solely within the control of the Company. As a result of this treatment in the prior year, the Company had recorded a deferred tax allowance which was reversed with the closing of the IPO impacting equity by $27.2 million in fiscal 2007.

3. Acquisitions

        The Company completed 14 and 11 business acquisitions during the years ended September 30, 2008 and 2007, respectively. These acquisitions included Earth Tech, Boyle Engineering Corporation, and Tecsult, Inc. during the year ended September 30, 2008 and Hayes, Seay, Mattern & Mattern, Inc. during the year ended September 30, 2007. The aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2008 and 2007 were $632 million and $184 million, respectively. The

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the dates of acquisitions, of acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Cash acquired	$41,169	$10,353
Other current assets	455,931	$74,745
Goodwill	355,527	125,725
Intangible assets	68,000	25,146
Other non-current assets	249,873	18,177
Current liabilities	(346,400)	(67,378)
Non-current liabilities	(192,100)	(2,713)

Net assets acquired	$632,000	$184,055

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Cash paid, net of $90.0 and $0 million proceeds from sales of businesses	$608,100	$174,055
Stock issued	23,900	10,000

Total consideration	$632,000	$184,055

        All of the acquisitions were accounted for under the purchase method of accounting. As such, the purchase consideration of each acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The results of operations of each company acquired have been included in the Company's financial statements from the date of acquisition.

        On July 25, 2008, the Company completed its previously announced acquisition of Earth Tech, Inc., (Earth Tech), a business unit of Tyco International Ltd., pursuant to a Purchase Agreement (Purchase Agreement), dated as of February 11, 2008, by and among the Company, Tyco International Finance, S.A. and other seller parties thereto. The total purchase price for Earth Tech, net of proceeds from Earth Tech businesses sold to date of $90 million, as described in Note 4 below, was $326 million. This total purchase price calculation is preliminary and prior to the final settlement of working capital adjustments between the Company and Tyco, and does not include the proceeds from the planned divestitures of the Earth Tech assets being held for sale. See also Note 4. No gain or loss resulted from the sales of these operations since they were sold for amounts that materially approximated their fair values at the acquisition date.

        The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired Earth Tech at the beginning of fiscal year ended September 30, 2007 (in thousands,

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

except share data)—unaudited. Other acquisitions completed during the periods presented did not meet the requirements for pro forma disclosure.

	Pro Forma
	Fiscal Year Ended
	September 30, 2008	September 30, 2007
Revenue	$6,000,000	$5,200,000
Income from continuing operations	$242,000	$109,000
Net income	$143,000	$72,400
Earnings per share from continuing operations:
Basic	$1.41	$0.99
Diluted	$1.37	$0.83
Weighted average shares outstanding:
Basic	101,456	73,091
Diluted	104,215	87,537

4. Discontinued Operations

        As part of the acquisition of Earth Tech, the Company acquired non-strategic businesses that provide operations and maintenance services. Concurrent with the close of the purchase of Earth Tech, the Company divested Earth Tech's Water & Power Technologies and North American Contract Operations businesses and Earth Tech's Mexican operations. Additionally, the Company divested Earth Tech's Swedish business in September 2008 and intends to divest its Irish business. As a result, the Swedish and Irish businesses have been segregated from continuing operations and presented as discontinued operations in the accompanying Consolidated Statements of Income and Cash Flows. Financial data for the Irish business has been presented as held for sale in the accompanying financial statements in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        For the year ended September 30, 2008, the summarized results of the discontinued operations, included in the Company's results of operations, is as follows (in thousands):

Fiscal Year Ended	September 30, 2008
Revenue	$21,700
Earnings before income taxes	$1,300
Income tax expense	268

Earnings from discontinued operations, net of tax	$1,032

        Pursuant to Amendment No. 1 to the Purchase Agreement, the parties agreed to exclude the purchase of Tyco's equity participations in certain Earth Tech Chinese joint venture operations and allow those operations to be sold directly by Tyco to third parties. Accordingly, the financial statements of these operations are not included in the accompanying financial statements.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Marketable Securities

        From time to time, the Company invests its excess cash in financial instruments. Marketable securities as of September 30, 2008 consist of auction rate securities. Auction rate securities held by the Company are primarily AAA rated long-term debt obligations secured by student loans and have interest rates which are reset every 7 to 35 days. At September 30, 2008, $81.4 million in auction rate securities were classified within current assets. In November 2008, the Company liquidated its holdings in these auction rate securities for their par value, plus accrued interest, in cash.

6. Goodwill and Other Intangible Assets

        The changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2008 and 2007 were as follows:

	Fiscal Year 2008
	September 30, 2007	Goodwill Additions	Post-Acquisition Adjustments	September 30, 2008
	(in thousands)
Reporting Unit:
Professional Technical Services	$583,807	$355,527	$6,929	$946,263
Management Support Services	8,426	—	(5,600)	2,826

Total	$592,233	$355,527	$1,329	$949,089

	Fiscal Year 2007
	September 30, 2006	Goodwill Additions	Post-Acquisition Adjustments	September 30, 2007
	(in thousands)
Reporting Unit:
Professional Technical Services	$457,575	$125,725	$507	$583,807
Management Support Services	8,933	—	(507)	8,426

Total	$466,508	$125,725	$—	$592,233

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2008 and 2007, included in intangible assets—net in the accompanying Consolidated Balance Sheets, were as follows:

	September 30, 2008		September 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (years)
	(in thousands)
Backlog	$65,639	$36,001	$28,669	$24,849	0.8 - 1.5
Customer relationships	59,649	8,990	30,478	4,645	10
Trademarks/trade-names	2,684	2,684	1,764	489	5

Total	$127,972	$47,675	$60,911	$29,983

        At the time of each acquisition, the Company estimates the amount of the identifiable intangible assets acquired based upon historical valuations and the facts and circumstances available at the time. The Company determines the value of the identifiable intangible assets during the purchase allocation period,

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets (Continued)

which does not extend beyond 12 months from the date of acquisition. However, based upon the date of acquisition, the purchase allocation period may cross into subsequent fiscal periods. Acquisitions for which the purchase allocation period has not ended include Earth Tech, Boyle Engineering Corporation, and Tecsult Inc.

        For the years ended September 30, 2008, 2007 and 2006, the Company's amortization expense for acquired intangible assets with finite useful lives was $17.7 million, $12.4 million, and $14.5 million, respectively. The following table presents, in thousands, estimated future amortization expense for acquired intangibles:

Year Ending September 30,
2009	$33,937
2010	7,398
2011	5,941
2012	5,941
2013	5,941
Thereafter	21,139

Total	$80,297

        A normalized contract profit asset or liability is recognized in purchase accounting, when material, such that the rate of return reflected in the post-acquisition financial statements for the acquired contracts is equal to a market return for the acquirer's remaining performance effort under the contract. Above- or below-market rates of return can occur for a variety of reasons, including: proposing and securing a contract at above or below market profitability levels; cost over- or under-runs primarily on fixed price and lump-sum contracts; changed conditions that cannot be resolved through change orders or claims; and shifts in market prices resulting in higher or lower margins occurring after a particular contract was established. Included in billings in excess of earnings is $0.5 million related to normal profit from acquired Earth Tech contracts, net of accumulated amortization of $0.1 million recorded during the year ended September 30, 2008.

7. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Billed	$971,222	$635,996
Unbilled	703,271	466,612
Contract retentions	47,241	40,522

Total accounts receivable—gross	1,721,734	1,143,130
Allowance for doubtful accounts	(82,920)	(51,448)

Total accounts receivable—net	$1,638,814	$1,091,682

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Receivable—Net (Continued)

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2008 and 2007 are expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2008 or 2007.

8. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 21 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

        Income tax expense for fiscal years 2008, 2007 and 2006 consisted of the following:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
	(in thousands)
Current:
Federal	$57,443	$14,159	$19,135
State	13,800	(237)	5,916
Foreign	39,548	17,614	12,308

Total current income tax expense	110,791	31,536	37,359

Deferred:
Federal	(28,660)	6,551	(10,388)
State	(7,188)	1,753	(3,165)
Foreign	1,378	7,363	1,417

Total deferred income tax expense/(benefit)	(34,470)	15,667	(12,136)

Total income tax expense	$76,321	$47,203	$25,223

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Temporary differences comprising the net deferred income tax asset (liability) shown on the accompanying Consolidated Balance Sheets were as follows:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Deferred tax asset:
Compensation and benefit accruals not currently deductible	$117,607	$67,778
Gain on the disposal of assets	—	6,319
Net operating loss carryover	46,923	38,578
Self insurance reserves	38,500	28,317
R&D tax credit carryover	1,670	6,550
Pension liability	27,843	21,879
Foreign tax attributes	2,570	—
Accrued liabilities	57,749	31,050
Investments in joint ventures/non-controlled subsidiaries	103	16
Other	537	335

Total deferred tax asset	293,502	200,822

Deferred tax liability:
Unearned revenue	(120,527)	(98,405)
Depreciation and amortization	(18,488)	(11,778)
Acquired intangible assets	(35,321)	(10,840)
State taxes	(451)	(3,278)

Total deferred tax liability	(174,787)	(124,301)

Valuation allowance	(38,409)	(29,568)

Net deferred tax asset	$80,306	$46,953

        As of September 30, 2008, the Company had state research & development (R&D) credit carry-forwards for income tax purposes of approximately $1.7 million, gross federal net operating loss carry-forwards of approximately $89.7 million, and gross state net operating loss carry-forwards of approximately $200.1 million, which expire in fiscal 2009 through 2016. Under the Tax Reform Act of 1986, federal and California tax credits may be subject to a future annual limitation on their usage if the Company has an ownership change as defined in the Internal Revenue Code (IRC). The foreign tax attributes of $2.6 million begin to expire in 2026.

        As of September 30, 2008, the deferred tax asset was $293.5 million. The Company has recorded a valuation allowance of approximately $38.4 million related to net operating loss carryovers and foreign credits. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with SFAS No. 109, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry-forwards and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

that the remaining asset of $255.1 million will be realized and, as such, no additional valuation allowance has been provided.

        Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Tax at federal statutory rate	$77,880	35.0%	$51,596	35.0%	$27,619	35.0%
U.S. tax credits	(15,779)	(7.1)	(3,030)	(2.1)	—	—
State taxes, net of Federal benefit	6,027	2.7	3,494	2.4	1,788	2.3
Foreign income tax	(2,775)	(1.3)	(6,392)	(4.3)	(2,498)	(3.2)
Foreign R&D credits	(6,857)	(3.1)	—	—	—	—
Section 965 dividend	—	—	—	—	2,495	3.2
Disallowance of meals & entertainment expense	472	0.2	963	0.6	770	1.0
Other permanent differences	(3,621)	(1.6)	572	0.4	(1,105)	(1.4)
FIN 48 reserve	20,180	9.1	—	—	—	—
Valuation allowance	794	0.4	—	—	(3,846)	(4.9)

Total income tax expense	$76,321	34.3%	$47,203	32.0%	$25,223	32.0%

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. The undistributed earnings are approximately $229.3 million. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that the Company has taken or anticipates taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. On October 1, 2007, the Company adopted the provisions of FIN 48 and recorded a $1.9 million adjustment to deferred taxes and $0.2 million to retained earnings.

        As of September 30, 2008, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $57.6 million. The gross unrecognized tax benefits as of October 1, 2007 and September 30, 2008 were $36.3 million and $57.0 million, respectively, excluding interest, penalties, and related tax benefit. The increase of $20.7 million is primarily related to income tax credits and acquired unrecognized tax benefits. Of the $57.0 million, approximately $52.4 million, including related tax benefits, would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2009. With respect to the remaining $4.6 million, the reversal would result in a reduction to the balance of goodwill. However, the adoption of SFAS No. 141 will prospectively change the impact of any reversal of these unrecognized tax benefits to an increase in the income tax

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

provision (benefit) beginning in October 2009. See Note 1 above for further discussion on SFAS 141R. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	Amounts
Unrecognized tax benefits as of October 1, 2007	$36,292
Gross increase in prior years' tax positions	5,904
Gross decrease in prior years' tax positions	(3,856)
Gross increase in current period's tax positions	15,875
Lapse of statute of limitations	(1,877)
Unrecognized tax benefits acquired in current year	4,627

Unrecognized tax benefits as of September 30, 2008	$56,965

        The Company recognizes interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes in the consolidated statement of income. At October 1, 2007, the accrued interest and penalties were $2.6 million and $1.9 million, respectively, excluding any related income tax benefits. As of September 30, 2008, the accrued interest and penalties were $5.5 million and $1.2 million, respectively, excluding any related income tax benefits. A substantial portion of the increase in accrued interest relates to the addition of prior years' and acquired unrecognized tax benefits.

        The Company files income tax returns in numerous tax jurisdictions, including the U.S., and numerous U.S. states and non-U.S. jurisdictions around the world. The statute of limitations varies by the various jurisdictions in which the Company operates. Because of the number of jurisdictions in which the Company files tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. With the normal closures of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $6.1 million within the next 12 months. With few exceptions, the Company is no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2004.

        A number of tax years are under audit by the relevant federal, state and foreign tax authorities. The Company has been contacted by the U.S. Internal Revenue Service with respect to an examination of our U.S. federal corporate income tax return for the fiscal year 2006, and the audit is likely to begin in 2009. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year 2009. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time due to the early status of the tax examinations.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

under Section 965. A tax provision of approximately $2.5 million for the repatriation of certain foreign earnings has been recorded as income tax expense for year ended September 30, 2006.

10. Joint Ventures and Variable Interest Entities

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Joint Ventures and Variable Interest Entities (Continued)

        Summary financial information of the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
	(in thousands)
Financial position:
Current assets	$233,422	$168,369	$149,547
Current liabilities	(146,079)	(106,249)	(105,767)

Working capital	87,343	62,120	43,780
Non-current assets	5,384	5,691	9,794
Non-current liabilities	(1,865)	(2,858)	(3,047)

Joint ventures' equity	$90,862	$64,953	$50,527

The Company's investment in joint ventures	$46,432	$23,551	$19,943
Joint ventures':
Total revenues	$1,162,517	$2,652,299	$966,938
Cost of revenues	1,107,360	2,532,998	947,415
The Company's equity in earnings of joint ventures	$22,192	$11,828	$6,554

  Consolidated Entities

        At September 30, 2008, the total assets and liabilities of VIEs where the Company was the primary beneficiary were $289.9 million and $200.0 million, respectively, as compared to total assets of $161.6 million and total liabilities of $108.6 million at September 30, 2007.

        Pursuant to Amendment No. 2 to the Purchase Agreement, the parties agreed to, among other things, delay the legal transfer of Earth Tech's U.K. businesses to the Company until certain third party consents to that transaction are obtained. Pending receipt of such consents, the parties have agreed that the Company will manage the U.K. business. The Company has determined that it is the primary beneficiary of the U.K. businesses, as defined in FIN 46(R). Upon receipt of the consents, it is the intention of the Company to divest certain of these assets (UK Assets) of the U.K. businesses. Accordingly, the accompanying consolidated financial statements include the results of operations, financial position, and cash flows of the U.K. businesses. As of September 30, 2008, the Company has recorded $50.4 million as prepaid expenses and other current assets, $79.6 million as other non-current assets, $52.3 million as accounts payable and other current liabilities, $5.8 million as other long-term liabilities and $30.7 million as minority interest in the Consolidated Balance Sheet and $0.1 million in net income in the Consolidated Statements of Income for the year ended September 30, 2008 relating to the UK Assets.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	Useful Lives (years)
	(in thousands)
Building and land	$36,900	$—	27
Leasehold improvements	100,574	51,676	2 - 12
Computer systems and equipment	154,231	127,798	3 - 7
Furniture and fixtures	66,583	46,652	5 - 10
Automobiles	8,251	4,994	3 - 10

Total	366,539	231,120
Accumulated depreciation and amortization	(143,522)	(112,918)

Property and equipment, net	$223,017	$118,202

        Depreciation expense for the fiscal years ended September 30, 2008, 2007 and 2006 was $44.6, $32.5 and $24.2 million, respectively. Included in depreciation expense is amortization expense of capitalized software costs for fiscal years ended September 30, 2008, 2007 and 2006 of $4.0, $4.2 and $3.9 million, respectively. Unamortized capitalized software costs at September 30, 2008, 2007 and 2006 were $18.3, $21.4 and $21.5 million, respectively.

        Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining life of the lease or its estimated useful life.

12. Pension Plans

        Pension Plans—In the U.S., the Company sponsors a Defined Benefit Pension Plan (the Pension Plan) which covers substantially all permanent employees hired as of March 1, 1998, is subject to eligibility and vesting requirements, and required contributions from participating employees through March 31, 1998. Benefits under this plan generally are based on the employee's years of creditable service and compensation. Effective April 1, 2004, the Company set a maximum on the amount of compensation used to determine pension benefits based on the highest calendar year of compensation earned in the 10 completed calendar years from 1994 through 2003, or the relevant IRS annual compensation limit, $200,000, whichever is lower. Outside the U.S., the Company sponsors various pension plans which are appropriate to the country in which the Company operates, some of which are government mandated.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans (Continued)

        The following tables provide reconciliations of the changes in the U.S. and international plans' benefit obligations and reconciliations of the changes in the fair value of assets for the years ending September 30 and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$125,804	$357,100	$122,979	$321,767	$130,109	$302,787
Service cost	2,252	4,278	2,603	4,774	3,060	5,265
Participant contributions	883	2,776	453	3,093	243	2,737
Interest cost	7,644	19,149	7,503	17,750	6,711	15,248
Plan amendments	—	—	—	—	424	—
Benefits paid	(6,905)	(19,522)	(9,362)	(11,089)	(7,526)	(7,226)
Actuarial (gain) loss	(7,527)	22,388	1,628	(4,610)	(10,042)	(14,527)
Curtailment (gain) loss	—	—	—	984	—	—
Plan settlements	(2,954)	—	—	—	—	—
Net transfer in/(out)/acquisitions	10,035	88,273	—	—	—	(277)
Foreign currency translation loss (gain)	—	(44,367)	—	24,431	—	17,760

Benefit obligation at end of year	$129,232	$430,075	$125,804	$357,100	$122,979	$321,767

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$98,914	$315,316	$89,375	$239,238	$80,662	$198,041
Actual return on plan assets	(8,949)	(7,803)	15,147	23,672	8,132	19,391
Employer contributions	3,791	15,584	3,301	40,681	7,864	14,418
Participant contributions	883	2,776	453	3,093	243	2,737
Benefits paid	(6,905)	(19,522)	(9,362)	(11,089)	(7,526)	(7,226)
Plan settlements	(2,954)	—	—	—	—	—
Net transfer in/(out)/acquisitions	9,680	64,436	—	—	—	(277)
Foreign currency translation (loss) gain	—	(35,368)	—	19,721	—	12,154

Fair value of plan assets at end of year	$94,460	$335,419	$98,914	$315,316	$89,375	$239,238

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans (Continued)

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Reconciliation of funded status:
Funded status at end of year	$(34,772)	$(94,656)	$(26,890)	$(41,784)	$(33,604)	$(82,529)
Unrecognized actuarial loss	N/A	N/A	N/A	N/A	28,949	55,084
Unrecognized prior service cost	N/A	N/A	N/A	N/A	(5,295)	(8,543)

Accrued benefit cost	(34,772)	(94,656)	(26,890)	(41,784)	(9,950)	(35,988)
Contribution made after measurement date	204	12,908	181	4,323	159	12,427

Accrued benefit cost	$(34,568)	$(81,748)	$(26,709)	$(37,461)	$(9,791)	$(23,561)

        Prior to the adoption of SFAS 158, for the fiscal year ended September 30, 2006, the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of plan assets. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability is reported in accumulated other comprehensive income, net of applicable deferred income taxes. The following table sets forth the amounts recognized in the balance sheet as of September 30, 2006:

	Fiscal Year Ended September 30, 2006
	U.S.	Int'l
	(in thousands)
Amounts recognized in the balance sheet:
Prepaid benefit costs	$—	$6,040
Accrued benefit liability (included in other long-term liabilities)	(29,392)	(69,725)
Intangible assets	1,008	—
Accumulated other comprehensive income	18,434	27,697
Contribution made after measurement date	159	12,427

Net amount recognized at year-end	$(9,791)	$(23,561)

        During the fiscal year ended September 30, 2007, due to the adoption of FAS 158, the Company recognized on its balance sheet a liability equal to the funded status (measured as the excess of the projected benefit obligation over the fair market value of plan asses) for its pension plans. The following table sets forth the amounts recognized in the balance sheet as of September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Amounts recognized in the balance sheet:
Other non-current assets	$—	$—	$—	$1,935
Accrued expenses and other current liabilities	(1,588)	—	(1,184)	—
Other long-term liabilities	(32,980)	(81,748)	(25,525)	(39,396)

Net amount recognized in the balance sheet	$(34,568)	$(81,748)	$(26,709)	$(37,461)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans (Continued)

        The following table details the components of net periodic benefit cost for the plans in fiscal years 2008, 2007 and 2006:

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,252	$4,278	$2,603	$4,774	$3,060	$5,265
Interest cost	7,644	19,149	7,503	17,750	6,711	15,248
Expected return on plan assets	(7,112)	(20,737)	(6,874)	(16,673)	(6,482)	(13,709)
Amortization of prior service costs	(1,158)	(399)	(1,158)	(726)	(1,158)	(879)
Recognized actuarial loss	3,334	3,128	3,928	3,887	5,730	5,835
Curtailment/settlement loss	286	2,566	—	(2,130)	—	—

Net periodic benefit cost	$5,246	$7,985	$6,002	$6,882	$7,861	$11,760

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $(7.3) million in the year ended September 30, 2008, and the change in the additional minimum pension liability was $(15.5) million and $(17.5) million in fiscal 2007 and 2006, respectively.

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Projected benefit obligation	$129,232	$430,075	$125,804	$357,100	$122,979	$300,344
Accumulated benefit obligation	$126,521	$395,686	$122,378	$332,862	$118,767	$272,189
Fair value of plan assets	$94,460	$335,419	$98,914	$315,316	$89,375	$216,771

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We currently expect to contribute $17.2 million to our international plans in 2009. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. We currently expect to contribute $6.6 million to our domestic plans in 2009.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans (Continued)

        The table below provides the expected future benefit payments, in thousands:

Year Ending September 30,	U.S.	Int'l
2009	$9,390	$12,637
2010	9,212	15,448
2011	9,687	14,154
2012	9,994	17,913
2013	10,218	19,599
2014 - 2018	56,051	119,857

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	6.91%	5.80 - 5.90%	6.25%	5.25 - 5.50%	6.25%	5.25%
Salary increase rate	4.00%	4.25%	4.00%	4.25%	4.00%	4.00%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	6.25%	5.25 - 5.50%	6.25%	5.25%	5.25%	5.00%
Salary increase rate	4.00%	4.25%	4.00%	4.00%	4.00%	3.50%
Expected long-term rate of return on plan assets	8.00%	6.95 - 7.00%	8.00%	5.00 - 7.00%	8.00%	5.00 - 7.00%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

        The following supplemental information is provided for the qualified plan in the U.S.:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	Target Allocation
Asset allocation information:
Actual asset allocations:
Domestic equity	54%	55%	56%
International equity	15	16	13
Fixed income	22	18	22
Cash	2	2	—
Property	7	9	9

Total	100%	100%	100%

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans (Continued)

        The following supplemental information is provided for the qualified plan in the U.K.:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	Target Allocation
Asset allocation information:
Actual asset allocations:
Domestic equity	25%	26%	26%
International equity	24	27	24
Fixed income	41	38	40
Cash	1	—	1
Property	9	9	9

Total	100%	100%	100%

        The following supplemental information is provided for the qualified plan in Australia:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	Target Allocation
Asset allocation information:
Actual asset allocations:
Domestic equity	28%	40%	30%
International equity	27	20	27
Fixed income	21	22	16
Cash	4	4	4
Property	20	14	23

Total	100%	100%	100%

        The Company's policy is to minimize the risk of large losses through diversification in a portfolio of stocks, bonds, and cash equivalents which may reflect varying rates of return. The percentage of assets allocated to cash is to assure liquidity to meet benefit disbursements and general operating expenses.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of an 8% and 7% long-term rate of return on assets assumption for the fiscal year ending September 2008 for U.S. and non-U.S. plans, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Other Financial Information

        Accrued expenses consist of the following:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Accrued salaries and benefits	$315,440	$215,650
Accrued contract costs	284,849	228,596
Other accrued expenses	42,404	47,743

Total accrued expenses	$642,693	$491,989

        Accrued contract costs above include balances related to professional liability risks of $84.2 and $73.1 million as of September 30, 2008 and 2007, respectively.

        As discussed in Note 2, the Company utilized a portion of the proceeds from its IPO to fund employees' elections to diversify their holdings of AECOM stock units in its stock purchase plan. Included in other non-current assets are investments held in a rabbi trust related to this plan of $60.0 and $76.7 million as of September 30, 2008 and 2007, respectively. Included in other long-term liabilities are balances associated with the diversified stock purchase plan of $58.3 and $76.6 million as of September 30, 2008 and 2007, respectively. See also Notes 2 and 16.

        Also included in other non-current liabilities are net pension liabilities of $116.3 million and $64.2 million as of September 30, 2008 and 2007, respectively. See also Note 12.

14. Leases

        The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The following table presents, in thousands, amounts payable under non-cancelable operating lease commitments during the following fiscal years:

Year Ending September 30,
2009	$147,073
2010	119,788
2011	97,153
2012	76,906
2013	64,026
Thereafter	132,893

Total	$637,839

        Included in the above table are commitments totaling $27.5 million related to the sale-leaseback of the Company's Orange, California facility during the year ended September 30, 2006. The sales price of this facility was $20.1 million of which $16.3 million in gain on sale-leaseback was deferred and is being amortized over the 12-year term of the lease.

        The Company also has similar non-cancelable leasing agreements that are accounted for as capital lease obligations due to the terms of the underlying leases. At September 30, 2008, the Company had total lease obligations under capital leases of $4.0 million. Rent expense for all leases for the years ended

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Leases (Continued)

September 30, 2008, 2007, and 2006, was approximately $163.3 million, $123.3 million and $90.6 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

15. Long-Term Debt

        Long-term debt consisted of the following:

	September 30, 2008	September 30, 2007
	(in thousands)
Unsecured credit facility	$310,000	$—
Senior notes	8,333	8,333
Term credit agreement	25,985	37,015
Other debt	53,691	2,602

Total long-term obligations	398,009	47,950
Less: Current portion of long-term debt and short-term borrowings	(32,035)	(8,764)

Long-term debt, less current portion	$365,974	$39,186

  Unsecured Credit Facility

        The Company has an unsecured revolving credit facility with a syndicate of banks to support its working capital and acquisition needs. The borrowing capacity under the unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval. The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit. The Company may borrow, at its option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%. In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment. At September 30, 2008, $310.0 million was outstanding, and at September 30, 2007 there were no borrowings under the credit facility. At September 30, 2008 and 2007, outstanding standby letters of credit totaled $26.7 million and $24.3 million, respectively, under the credit facility. At September 30, 2008, the Company had $263.3 million available for borrowing under the credit facility.

        The Company entered into three interest rate swap agreements with financial institutions during the quarter ended September 30, 2008. The swap agreements fixed the variable interest rates of $150 million of the outstanding debt under the Company's revolving credit facility. The Company applied cash flow hedge accounting for the interest rate swap agreements in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivatives are recorded as assets or liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, are reported in other comprehensive income. The change in fair value related to the derivatives

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Long-Term Debt (Continued)

included in other comprehensive income/(loss) for the year ended September 30, 2008 was $(0.3) million. The applicable fixed rates and the related expiration dates of the swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	2.8%	August 2009
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

  Senior Notes

        At September 30, 2008, $8.3 million in unsecured senior notes due October 15, 2008 were outstanding.

  Term Credit Agreement

        In September 2006, through certain of the Company's wholly-owned subsidiaries, the Company entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate. The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, the Company also provided a parent company guarantee. The terms and conditions of the term credit agreement are similar to those contained in the Company's revolving credit facility.

  Other Debt

        Other debt includes $27 million in notes payable to a bank, collateralized by real property, which was assumed in connection with the acquisition of Boyle Engineering Corporation during the year ended September 30, 2008. These notes payable bear interest at 6.04% and mature in December 2028.

        In addition to the credit facility discussed above, at September 30, 2008, the Company had $151.4 million which was primarily comprised of non-U.S. unsecured credit facilities to cover periodic overdrafts and letters of credit. At September 30, 2008, the Company also had a $50 million U.S. unsecured bank facility that expires in December 2008.

        The following table presents, in thousands, scheduled maturities of our debt:

Year Ending September 30,
2009	$32,035
2010	7,478
2011	22,061
2012	311,143
2013	989
Thereafter	24,303

Total	$398,009

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Long-Term Debt (Continued)

        The Company's debt agreements contain certain negative covenants relating to the Company's net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization. At September 30, 2008, the Company was in compliance with these covenants.

16. Stock Plans

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

        The Company sponsors the Deferred Compensation Plan (DCP), a stock purchase plan that provides an opportunity for eligible employees and non-employee directors to continue to invest in the Company when the Company's qualified plans are no longer available to them due to limitations contained in the U.S. Internal Revenue Code. Under the DCP, participants are permitted to defer compensation, on a pre-tax basis, for investment in common stock units. See also Note 2 relating to the Company funding a rabbi trust for certain diversified DCP balances in connection with the IPO. When a participant in the DCP ends employment, the Company will make a single sum payment in whole shares of AECOM common stock based on the total number of units credited to the participant's account. Prior to the IPO, certain previous employees of the Company had elected to receive payment via note, and the Company has recorded the related liability of $3.9 million as of September 30, 2007. The DCP has been extended indefinitely by the Board of Directors.

        Compensation expense relating to employer contributions under defined contribution plans, including the DCP, for fiscal years ended September 30, 2008, 2007 and 2006, was $14.3 million, $17.1 million and $14.8 million, respectively. Issuances and repurchases of AECOM common stock related to employee participants' contributions to and withdrawals from these defined contribution plans are included as issuances and repurchases of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—The Company has stock incentive plans under which key employees can purchase up to 19,400,000 shares of Common Stock under stock options or restricted stock awards while non-employee directors can purchase up to 500,000 shares of Common Stock under stock options. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options lapse not later than 10 years after the date of grant (seven years if granted subsequent to March 2000). Options granted to non-employee directors vest six months after the date of grant. Prior to the adoption of SFAS 123R on October 1, 2006, the stock options were accounted for under the intrinsic value based method under APB25. During the years ended September 30, 2008 and 2007, compensation expense recognized relating to stock options as a result of the fair value method under SFAS 123R was $2.6 and $1.2 million, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

        The following pro forma information regarding net income has been calculated as if the Company had accounted for its employee stock options using the fair value method under SFAS No. 123, "Share-Based Payment" (SFAS 123):

Fiscal Year Ended September 30, 2006
(in thousands, except per share data)
Net income as reported	$53,686
Deduct: Pro forma stock-based compensation expense, net of tax	(1,392)

Pro forma net income	$52,294

Earnings per share:
Basic—as reported	$0.94
Basic—pro forma	0.91
Diluted—as reported	0.74
Diluted—pro forma	0.72

        The fair value of the Company's stock options was calculated using the following assumptions:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate of return, annual	3.5%	4.6%	4.5%
Expected life	4.5 years	6 years	6 years
Volatility	33.0%	25.0%	—

        The weighted average grant-date fair value of stock options granted during the years ended September 30, 2008 and 2007 was $8.91 and $5.09, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

        During the three years in the period ended September 30, 2008, option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance, September 30, 2005	9,116,150	$7.53
Granted	1,051,090	12.72
Exercised	(1,132,040)	5.08
Cancelled	(106,560)	9.47

Balance, September 30, 2006	8,928,640	8.43
Granted	679,865	14.88
Exercised	(1,845,251)	13.80
Cancelled	(35,666)	7.17

Balance, September 30, 2007	7,727,588	9.27
Granted	517,100	27.65
Exercised	(2,851,150)	7.70
Cancelled	(84,793)	17.51

Balance, September 30, 2008	5,308,745	$11.78

Exercisable as of September 30, 2006	8,928,640	$8.43

Exercisable as of September 30, 2007	7,139,923	$8.79

Exercisable as of September 30, 2008	4,560,286	$10.10

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2008:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$4.15 - $6.02	432,350	0.91	$5.46	$2.36	432,350	0.91	$5.46
7.84 - 8.37	1,052,250	1.05	7.93	8.34	1,052,250	1.05	7.93
8.79 - 10.34	1,339,200	2.10	9.74	13.04	1,339,200	2.10	9.74
10.39 - 11.49	740,500	3.29	10.55	7.81	740,500	3.29	10.55
12.41 - 36.67	1,744,445	5.25	17.77	31.00	995,986	4.80	14.55

4.15 - 36.67	5,308,745	3.00	$11.78	$16.41	4,560,286	2.53	$10.10

        The remaining contractual life of options outstanding at September 30, 2008, range from 0 to 7 years and have a weighted average remaining contractual life of 3.00 years.

        Senior Executive Equity Investment Plan—In 1998, the Company established the Senior Executive Equity Investment Program (SEEIP) to encourage senior executives to increase their ownership interests in the Company. Executives who qualified for this program were extended a full recourse, unsecured loan, with a fixed interest rate approximating the most recent placement of the Company's long-term debt. The

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

principal and accrued interest on the loans were repaid during the fiscal year ended September 30, 2007. The Company recorded interest income of $0.0, $0.4 and $2.0 million in fiscal years 2008, 2007 and 2006, respectively. Common Stock purchased under this program was eligible for a Company stock match and is fully vested.

        The Company awards performance unit awards under its Performance Earnings Program (PEP), whereby shares are issued dependent upon meeting established cumulative performance objectives. The Company recognized compensation expense relating to the PEP of $19.2, $12.7 and $10.3 million during the years ended September 30, 2008, 2007 and 2006, respectively.

17. Redeemable Common Stock and Common Stock Units

        Prior to the Company's IPO in May 2007, the Company's securities were not freely tradable. In accordance with Emerging Issues Task Force Topic D-98 "Classification and Measurement of Redeemable Securities," since the redemption of the Company's common and preferred stock and stock units was not solely within the control of the Company, such amounts were classified outside of permanent stockholders' equity. As a result of the IPO and the conversion of redeemable stock, amounts previously recorded outside permanent equity are classified as equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Stockholders' Equity as of September 30, 2007 and 2008. See also Note 2.

18. Stockholders' Equity

        Common and Preferred Stock Units—Common and Preferred Stock Units (Stock Units) under the DCP may only be redeemed for Common Stock. The holders of Stock Units are not entitled to vote but are entitled to dividends if dividends are declared on Common Stock. In the event of the liquidation of the Company, holders of the Stock Units are entitled to no greater rights than holders of Common Stock.

        Preferred Stock—The Restated Certificate of Incorporation of the Company authorizes the issuance of 8,000,000 shares of Preferred Stock, par value $.01 per share (Preferred Stock). The holders of Preferred Stock are generally entitled to one vote per share on all matters to be voted on by the Company's stockholders and vote as one class with the Common Stock.

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

        After a share of Convertible Preferred Stock has been outstanding for at least three years, the Company may redeem such Convertible Preferred Stock at the Company's election, in whole or in part, upon not less than 30 or more than 60 days' written notice. The redemption price is equal to 102.5% of the liquidation preference of the share of Convertible Preferred Stock to be redeemed, plus the payment of any accrued and unpaid dividends to the redemption date. If the Convertible Preferred Stock has been held at least one year, on each January 1, April 1, July 1, and October 1, or a Preferred Conversion Date, the holder of shares of Convertible Preferred Stock may convert some or all of the shares of Convertible Preferred Stock held into shares of the Company's Common Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Convertible

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stockholders' Equity (Continued)

Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution of assets is made to any other hold of stock of the Company.

        Except as expressly required by applicable law, the holders of the Convertible Preferred Stock are entitled to one vote per share.

        If the equivalent of six quarterly dividends payable on the Convertible Preferred Stock are in arrears, the number of directors of the Company will be increased by two as chosen by holders of the Convertible Preferred Stock and all other classes of preferred stock whose holders are entitled to vote. Each director elected to serve as director for the full term for which he or she shall have been elected, notwithstanding that prior to the end of such term such default shall cease to exist.

        Class C Preferred Stock—The Class C Preferred Stock has no par value and holders are entitled to 100,000 votes per share on all matters to be voted on by the Company's stockholders. The Class C Preferred Stock does not entitle holders to any dividend and has a liquidation and redemption value of $1.00 per share. Shares of Class C Preferred Stock are the voting shares relating to DCP units.

        Class E Preferred Stock—The Class E Preferred Stock is limited to an aggregate of 20 shares, has no par value, and has a liquidation preference of $1.00 per share. Holders of these shares are entitled 100,000 votes per share on all matters voted on by holders of Class E Preferred Stock. The Company, with notice, may redeem Class E Preferred Stock by paying the liquidation preference. The holders of Class E Preferred Stock have no conversion rights.

        All shares of Class E Preferred Stock redeemed or repurchased by the Company will be restored to the status of authorized but un-issued shares of Preferred Stock, without designation as to series.

19. Earnings Per Share

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Earnings Per Share (Continued)

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
	(in thousands)
Weighted average shares outstanding—Basic	101,456	73,091	54,856
Potential common shares:
Preferred stock, Class D	—	—	3,164
Preferred stock, Class F and Class G	—	11,331	11,926
Stock options	2,650	2,774	2,158
Preferred stock, other	109	341	436
Stock warrants	—	—	118

Weighted average shares outstanding—Diluted	104,215	87,537	72,658

        For the three fiscal years ended September 30, 2008, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

20. Commitments and Contingencies

        In accordance with SFAS No. 5—Accounting for Contingencies, the Company records amounts representing its estimated liabilities relating to claims, guarantees, litigation, audits and investigations. The Company relies in part on qualified actuaries to assist it in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company's claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations. The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        At September 30, 2008, the Company was contingently liable in the amount of approximately $94.4 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts. In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Under joint venture arrangements, if a partner is financially

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments. The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

21. Reportable Segments and Geographic Information

        The Company's management has organized its operations into two reportable segments: Professional Technical Services and Management Support Services. This segmentation corresponds to how the Company manages its business as well as the underlying characteristics of its markets.

        Management internally analyzes the results of its operations using several non-GAAP measures. A significant portion of the Company's revenues relates to services provided by subcontractors and other non-employees that it categorizes as other direct costs. Other direct costs are segregated from cost of revenues resulting in revenue, net of other direct costs, which is a measure of work performed by Company employees. The Company has included information on revenue, net of other direct costs, as it believes that it is a more accurate measure on which to base gross margin.

        As discussed in Note 1, the Company has reclassified certain indirect expenses which had previously been presented within general and administrative expenses. For the PTS segment, the amount of general and administrative expenses reclassified as cost of revenue, net of other direct costs was $1.3, $0.9, and $0.7 billion for the years ended September 30, 2008, 2007 and 2006, respectively. For the MSS segment, the amount of general and administrative expenses reclassified as cost of revenue, net of other direct costs was $32.5, $25.4, and $20.9 million for the years ended September 30, 2008, 2007 and 2006, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Reportable Segments and Geographic Information (Continued)

        The following tables set forth summarized financial information concerning the Company's reportable segments:

	Professional Technical Services	Management Support Services	Corporate	Total
	($ in thousands)
Reportable Segments:
Fiscal Year Ended September 30, 2008:
Revenue	$4,327,671	$866,811	$—	$5,194,482
Revenue, net of other direct costs (unaudited)	3,132,932	155,777	—	3,288,709
Gross profit	261,912	25,284	—	287,196
Gross profit as a % of revenue	6.1%	2.9%		5.5%
Gross profit as a % of revenue, net of other direct costs	8.4%	16.2%		8.7%
Equity in earnings of joint ventures	13,280	8,912		22,192
General and administrative expenses	—	—	70,581	70,581
Segment income from operations	275,192	34,196	(70,581)	238,807
Segment assets	3,289,489	216,537	90,164	3,596,190
Fiscal Year Ended September 30, 2007:
Revenue	$3,418,683	$818,587	$—	$4,237,270
Revenue, net of other direct costs (unaudited)	2,295,716	109,553	—	2,405,269
Gross profit	178,445	19,508	—	197,953
Gross profit as a % of revenue	5.2%	2.4%		4.7%
Gross profit as a % of revenue, net of other direct costs	7.8%	17.8%		8.2%
Equity in earnings of joint ventures	2,710	9,118	—	11,828
General and administrative expenses	—	—	53,842	53,842
Segment income from operations	181,155	28,626	(53,842)	155,939
Segment assets	1,909,098	170,043	412,680	2,491,821
Fiscal Year Ended September 30, 2006:
Revenue	$2,774,304	$647,188	$—	$3,421,492
Revenue, net of other direct costs (unaudited)	1,803,005	96,712	—	1,899,717
Gross profit	125,075	17,987	—	143,062
Gross profit as a % of revenue	4.4%	2.8%		4.2%
Gross profit as a % of revenue, net of other direct costs	6.9%	18.6%		7.5%
Equity in earnings of joint ventures	1,612	4,942	—	6,554
General and administrative expenses	—	—	46,207	46,207
Segment income from operations	126,687	22,929	(46,207)	103,409
Segment assets	1,519,580	138,363	167,831	1,825,774

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in thousands)
United States	$2,378,942	$1,084,283	$2,904,570	$561,366	$2,497,769	$377,375
Foreign Countries	$2,815,540	$412,073	$1,332,700	$292,398	$923,723	$256,075

Total	$5,194,482	$1,496,356	$4,237,270	$853,764	$3,421,492	$633,450

        Long-lived assets consist of noncurrent assets excluding deferred tax assets.

22. Major Clients

        Approximately, 23%, 26% and 28% of the Company's revenue was derived through direct contracts with agencies of the U.S. Federal Government in the years ended September 30, 2008, 2007 and 2006, respectively. One of these contracts accounted for approximately 10%, 13% and 10% of the Company's revenue in the years ended September 30, 2008, 2007 and 2006, respectively. No other single client accounted for more than 10% of the Company's revenue.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$1,080,250	$1,164,121	$1,321,203	$1,628,908
Cost of revenue	1,026,273	1,093,388	1,245,494	1,542,131

Gross profit	53,977	70,733	75,709	86,777
Equity in earnings of joint ventures	2,842	4,008	5,313	10,029
General and administrative expenses	12,287	15,782	16,840	25,672

Income from operations	44,532	58,959	64,182	71,134
Minority interest in share of earnings	1,279	4,798	4,862	2,651
Other income (expense)	(815)	(813)	756	(2,566)
Interest income (expense), net	2,248	2,061	(198)	(3,375)

Income before income tax expense	44,686	55,409	59,878	62,542
Income tax expense	15,193	19,580	21,424	20,124

Income from continuing operations	29,493	35,829	38,454	42,418
Income from discontinued operations	—	—	—	1,032

Net income	$29,493	$35,829	$38,454	$43,450

Net income allocation:
Preferred stock dividend	$56	$39	$36	$37
Net income available to common stockholders	29,437	35,790	38,418	43,413

Net income	$29,493	$35,829	$38,454	$43,450

Net income per share:
Basic
Continuing operations	$0.30	$0.36	$0.38	$0.41
Discontinued operations	—	—	—	0.01

	$0.30	$0.36	$0.38	$0.42

Diluted
Continued operations	$0.29	$0.35	$0.37	$0.40
Discontinued operations	—	—	—	0.01

	$0.29	$0.35	$0.37	$0.41

Weighted average common shares outstanding:
Basic	99,644	100,571	102,020	103,583
Diluted	103,025	103,454	104,563	105,817

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information—Unaudited (Continued)

        The amount of general and administrative expenses reclassified as cost of revenue, net of other direct costs was $272.6, $298.7, and $340.3 million for the first, second and third quarters of fiscal year 2008, respectively. See also Note 1.

Fiscal Year 2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$938,549	$1,083,709	$1,100,656	$1,114,356
Cost of revenue	900,045	1,036,969	1,043,147	1,059,156

Gross profit	38,504	46,740	57,509	55,200
Equity in earnings of joint ventures	1,417	2,219	3,992	4,200
General and administrative expenses	9,913	11,015	15,819	17,095

Income from operations	30,008	37,944	45,682	42,305
Minority interest in share of earnings	1,586	3,648	3,824	7,346
Gain on sale of equity investment	11,286	—	—	—
Interest income (expense), net	(1,075)	(2,228)	(6,312)	6,294

Income before income tax expense	38,633	32,068	35,546	41,253
Income tax expense	13,113	10,870	11,360	11,860

Net income	$25,520	$21,198	$24,186	$29,393

Net income allocation:
Preferred stock dividend	$29	$87	$68	$65
Net income available to common stockholders	25,491	21,111	24,118	29,328

Net income	$25,520	$21,198	$24,186	$29,393

Net income per share:
Basic earnings per share	$0.44	$0.37	$0.30	$0.30

Diluted earnings per share	$0.32	$0.27	$0.26	$0.29

Weighted average common shares outstanding:
Basic	57,600	56,331	80,915	98,362
Diluted	79,036	77,964	92,037	101,952

        The amount of general and administrative expenses reclassified as cost of revenue, net of other direct costs was $209.9, $237.1, and $254.6 million for the first, second and third quarters of fiscal year 2007, respectively. See also Note 1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Our management has selected to exclude significant entities from its assessment of internal control over financial reporting. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Earth Tech, Boyle Engineering Corporation, and Tecsult, Inc., the financial statements of which are included in our consolidated financial statements for the year ended September 30, 2008. These entities constituted $0.9 billion and $0.5 billion of total and net assets, respectively, as of September 30, 2008 and $0.3 billion and $6 million of revenues and net income, respectively, for the year then ended.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2008. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2008 included in this Annual Report on Form 10-K, and has issued an audit report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement to be filed for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2008 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement to be filed for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2008 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from our definitive proxy statement to be filed for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2008 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement to be filed for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2008 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement to be filed for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2008 year end.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2008 and 2007 and for each of the three years in the period ended September 30, 2008 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial statement schedules—schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

Exhibit Numbers	Description
2.1*	Purchase Agreement, dated as of February 11, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto
2.2**	Amendment No. 1 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto

Exhibit Numbers	Description
2.3***	Amendment No. 2 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto
3.1****	Restated Certificate of Incorporation
3.2****	Certificate of Designations for Class C Preferred Stock
3.3****	Certificate of Designations for Class E Preferred Stock
3.4****	Certificate of Designations for Class F Convertible Preferred Stock, Series 1
3.5****	Certificate of Designations for Class G Convertible Preferred Stock, Series 1
3.6*****	Restated Bylaws
4.1****	Form of Common Stock Certificate
4.2****	Investor Rights Agreement, dated as of February 9, 2006, among Registrant and the investors party thereto
4.3****	Joinder Agreement, dated as of February 9, 2006, between the Registrant and the investor party thereto
4.4****	Joinder Agreement, dated as of February 14, 2006, between the Registrant and the investor party thereto
4.5****	Amendment No. 1 to Investor Rights Agreement, dated as of February 14, 2006, among the Registrant and the investors party thereto
10.1****
Amended and Restated Credit Agreement, dated as of September 22, 2006, among Registrant, the Subsidiary Borrowers, Union Bank of California, N.A., as Administrative Agent, a Letter of Credit Issuing Lender and the Swing Line Lender, Harris N.A., as a Letter of Credit Issuing Lender, Bank of Montreal acting under its trade name BMO Capital Markets, as Syndication Agent and other financial institutions that are parties thereto
10.2****
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
10.3****	Note Purchase Agreement dated as of June 9, 1998, among Registrant and the purchaser parties thereto for Senior Notes due 2008
10.4****	Amendment to Note Purchase Agreement dated as of June 9, 1998
10.5****	Private Shelf Agreement, dated December 30, 2004, among Registrant, Prudential Investment Management, Inc. and certain Prudential Affiliates
10.6****	Guarantee dated as of January 9, 2007 among Registrant, HSBC Bank USA National Association and the other bank parties thereto
10.7****	Office Lease, dated June 13, 2001, between Registrant and Shuwa Investments Corporation

Exhibit Numbers	Description
10.8****	First Amendment to Office Lease, dated September 2001, between Registrant and Shuwa Investments Corporation
10.9****	Second Amendment to Office Lease, dated October 22, 2001, between Registrant and Shuwa Investments Corporation
10.10****	Non-Qualified Stock Purchase Plan, restated as of October 1, 2006
10.11****	Amendment 2006-1, dated as of October 1, 2006, to Non-Qualified Stock Purchase Plan
10.12****	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.13****	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan
10.14****	Second Amendment to the 1992 Supplemental Executive Retirement Plan
10.15****	Third Amendment to the 1992 Supplemental Executive Retirement Plan
10.16****	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.17****	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan
10.18****	Second Amendment to the 1996 Supplemental Executive Retirement Plan
10.19****	Agreement of Lease dated as of March 17, 1999, between 650 Third Avenue LLC and Frederick R. Harris, Inc.
10.20****	1998 Management Supplemental Executive Retirement Plan
10.21****	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan
10.22****	Second Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.23****	Third Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.24****	1996 Excess Benefit Plan
10.25****	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan
10.26****	Second Amendment to the 1996 Excess Benefit Plan
10.27****	Third Amendment to the 1996 Excess Benefit Plan
10.28****	2005 ENSR Stock Purchase Plan
10.29****	2005 UMA Group Ltd. Employee Stock Purchase Plan
10.30****	2006 Stock Incentive Plan
10.31****	Cansult Maunsell Merger Investment Plan
10.32****	AECOM Equity Investment Plan
10.33****	Global Stock Investment Plan—United Kingdom
10.34****	Hong Kong Stock Investment Plan—Grandfathered Directors
10.35****	AECOM Retirement & Savings Plan
10.36****	Executive Employment Agreement between Registrant and James R. Royer

Exhibit Numbers	Description
10.37******	Second Amended and Restated Credit Agreement
10.38*******	First Amendment to Term Credit Agreement
21.1****	Subsidiaries of AECOM
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008
**	Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008
***	Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008
****	Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007.
*****	Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on March 7, 2007.
******	Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
*******	Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

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

Signature	Title	Date

/s/ JOHN M. DIONISIO John M. Dionisio	President and Chief Executive Officer (Principal Executive Officer)	December 1, 2008
/s/ MICHAEL S. BURKE Michael S. Burke	Executive Vice President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)	December 1, 2008
/s/ RONALD E. OSBORNE Ronald E. Osborne	Vice President, Corporate Controller (Principal Accounting Officer)	December 1, 2008
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman	December 1, 2008
/s/ FRANCIS S.Y. BONG Francis S.Y. Bong	Director, Chairman Asia	December 1, 2008
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director	December 1, 2008
/s/ JAMES H. FORDYCE James H. Fordyce	Director	December 1, 2008
/s/ S. MALCOLM GILLIS S. Malcolm Gillis	Director	December 1, 2008

Signature	Title	Date

/s/ LINDA GRIEGO Linda Griego	Director	December 1, 2008
/s/ ROBERT J. LOWE Robert J. Lowe	Director	December 1, 2008
/s/ NORMAN Y. MINETA Norman Y. Mineta	Director	December 1, 2008
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	December 1, 2008
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	December 1, 2008