Form 10-K/A
period 2008-09-30
AECOM TECHNOLOGY CORP
filed 2009-01-23
CIK 868857

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

 Explanatory Note

        AECOM Technology Corporation (the "Company") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the "Form 10-K") to correct geographic revenue information contained in Note 21 to the Consolidated Financial Statements. Geographic revenue attributable to the United States is revised to include revenue from services performed outside the United States for the U.S. government. The changes to revenue attributable to geographic regions are summarized below (in thousands):

	Fiscal Year Ended September 30, 2008
	Revenue, as originally presented	Revenue, as revised
United States	$2,378,942	$3,149,663
Foreign Countries	$2,815,540	$2,044,819

Total	$5,194,482	$5,194,482

        Except for Note 21 to the Consolidated Financial Statements, no other information included in the Form 10-K is being amended. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. This Amendment No. 1 does not reflect events occurring after the date of the Form 10-K or modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in thousands)
United States	$3,149,663	$1,084,283	$2,904,570	$561,366	$2,497,769	$377,375
Foreign Countries	$2,044,819	$412,073	$1,332,700	$292,398	$923,723	$256,075

Total	$5,194,482	$1,496,356	$4,237,270	$853,764	$3,421,492	$633,450

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
10.3****	Note Purchase Agreement dated as of June 9, 1998, among Registrant and the purchaser parties thereto for Senior Notes due 2008
10.4****	Amendment to Note Purchase Agreement dated as of June 9, 1998
10.5****	Private Shelf Agreement, dated December 30, 2004, among Registrant, Prudential Investment Management, Inc. and certain Prudential Affiliates
10.6****	Guarantee dated as of January 9, 2007 among Registrant, HSBC Bank USA National Association and the other bank parties thereto
10.7****	Office Lease, dated June 13, 2001, between Registrant and Shuwa Investments Corporation

Exhibit Numbers	Description
10.8****	First Amendment to Office Lease, dated September 2001, between Registrant and Shuwa Investments Corporation
10.9****	Second Amendment to Office Lease, dated October 22, 2001, between Registrant and Shuwa Investments Corporation
10.10****	Non-Qualified Stock Purchase Plan, restated as of October 1, 2006
10.11****	Amendment 2006-1, dated as of October 1, 2006, to Non-Qualified Stock Purchase Plan
10.12****	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.13****	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan
10.14****	Second Amendment to the 1992 Supplemental Executive Retirement Plan
10.15****	Third Amendment to the 1992 Supplemental Executive Retirement Plan
10.16****	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.17****	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan
10.18****	Second Amendment to the 1996 Supplemental Executive Retirement Plan
10.19****	Agreement of Lease dated as of March 17, 1999, between 650 Third Avenue LLC and Frederick R. Harris, Inc.
10.20****	1998 Management Supplemental Executive Retirement Plan
10.21****	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan
10.22****	Second Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.23****	Third Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.24****	1996 Excess Benefit Plan
10.25****	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan
10.26****	Second Amendment to the 1996 Excess Benefit Plan
10.27****	Third Amendment to the 1996 Excess Benefit Plan
10.28****	2005 ENSR Stock Purchase Plan
10.29****	2005 UMA Group Ltd. Employee Stock Purchase Plan
10.30****	2006 Stock Incentive Plan
10.31****	Cansult Maunsell Merger Investment Plan
10.32****	AECOM Equity Investment Plan
10.33****	Global Stock Investment Plan—United Kingdom
10.34****	Hong Kong Stock Investment Plan—Grandfathered Directors
10.35****	AECOM Retirement & Savings Plan
10.36****	Executive Employment Agreement between Registrant and James R. Royer

Exhibit Numbers	Description
10.37******	Second Amended and Restated Credit Agreement
10.38*******	First Amendment to Term Credit Agreement
21.1****	Subsidiaries of AECOM
23.1********	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008
**	Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008
***	Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008
****	Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007.
*****	Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on March 7, 2007.
******	Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
*******	Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
********	Incorporated by reference to exhibit of like number to the Company's annual report on Form 10-K filed with the SEC on December 1, 2008.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION
By:	/s/ JOHN M. DIONISIO John M. Dionisio President and Chief Executive Officer (Principal Executive Officer)

Dated: January 23, 2009