Form 10-Q
period 2008-12-31
AECOM TECHNOLOGY CORP
filed 2009-02-10
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of February 4, 2009, 104,904,879 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

INDEX

PART I.

FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008

Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2008 (unaudited) and December 31, 2007 (unaudited)

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended December 31, 2008 (unaudited) and December 31, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2008 (unaudited) and December 31, 2007 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 5.	Other Information
	Item 6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,175	$170,871
Cash in consolidated joint ventures	43,917	23,651
Total cash and cash equivalents	243,092	194,522
Marketable securities	—	81,449
Accounts receivable—net	1,647,164	1,638,814
Prepaid expenses and other current assets	82,052	80,243
Other current assets held for sale	81,535	75,802
Deferred tax asset—net	35,768	34,420
TOTAL CURRENT ASSETS	2,089,611	2,105,250
PROPERTY AND EQUIPMENT—NET	218,311	223,017
DEFERRED TAX ASSETS—NET	39,153	45,886
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	41,444	46,432
GOODWILL	947,616	949,089
INTANGIBLE ASSETS—NET	73,145	80,297
OTHER NON-CURRENT ASSETS	126,045	146,219
TOTAL ASSETS	$3,535,325	$3,596,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$12,315	$7,898
Accounts payable	415,144	406,963
Accrued expenses and other current liabilities	566,299	642,693
Billings in excess of costs on uncompleted contracts	330,365	306,610
Income taxes payable	11,889	17,744
Current liabilities held for sale	76,883	68,034
Current portion of long-term obligations	16,986	24,137
TOTAL CURRENT LIABILITIES	1,429,881	1,474,079
OTHER LONG-TERM LIABILITIES	267,547	282,394
LONG-TERM DEBT	362,353	365,974
TOTAL LIABILITIES	2,059,781	2,122,447
MINORITY INTEREST	47,505	50,750
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 25,201 and 26,423 shares at December 31 and September 30, 2008; respectively, $100.00 liquidation preference value	2,520	2,642
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 70 and 69 shares as of December 31 and September 30, 2008, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 shares as of December 31 and September 30, 2008; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 104,128,391 and 102,983,378 as of December 31 and September 30, 2008, respectively	1,041	1,030
Additional paid-in capital	1,331,948	1,309,493
Accumulated other comprehensive loss	(167,363)	(111,549)
Retained earnings	259,893	221,377
TOTAL STOCKHOLDERS’ EQUITY	1,428,039	1,422,993
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,535,325	$3,596,190

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2008	December 31, 2007

Revenue	$1,454,128	$1,080,250

Cost of revenue	1,372,921	1,026,273
Gross profit	81,207	53,977

Equity in earnings of joint ventures	5,736	2,842
General and administrative expenses	17,246	12,287
Income from operations	69,697	44,532

Minority interest in share of earnings	3,446	1,279
Other expense	4,788	815
Interest income (expense), net	(3,598)	2,248
Income from continuing operations before income tax expense	57,865	44,686

Income tax expense	17,360	15,193

Income from continuing operations	40,505	29,493
Discontinued operations, net of tax	400	—
Net income	$40,905	$29,493

Net income allocation:
Preferred stock dividend	$36	$56
Net income available for common stockholders	40,869	29,437
Net income	$40,905	$29,493

Net income per share:
Basic
Continuing operations	$0.39	$0.30
Discontinued operations	—	—
	$0.39	$0.30

Diluted
Continuing operations	$0.38	$0.29
Discontinued operations	—	—
	$0.38	$0.29

Weighted average shares outstanding:
Basic	104,529	99,644
Diluted	106,620	103,025

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended
	December 31, 2008	December 31, 2007

Net income	$40,905	$29,493

Other comprehensive income (loss):
Foreign currency translation adjustments	(50,044)	(910)
Swap valuation	(3,438)	—
Pension adjustments	(2,332)	—
Comprehensive income (loss)	$(14,909)	$28,583

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,905	$29,493
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,095	11,567
Equity in earnings of unconsolidated joint ventures	(5,736)	(2,842)
Distribution of earnings from unconsolidated affiliates	5,183	2,262
Non-cash stock compensation	5,457	5,111
Excess tax benefit from share based payment	(4,633)	(4,910)
Foreign currency translation	(7,052)	(46)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,617)	(49,665)
Prepaid expenses and other assets	17,442	1,624
Accounts payable	8,181	(3,222)
Accrued expenses and other current liabilities	(82,730)	(39,507)
Billings in excess of costs on uncompleted contracts	23,755	21,626
Other long-term liabilities	(21,863)	(5,215)
Income taxes payable	(1,068)	(1,993)
Net cash used in operating activities from continuing operations	(15,681)	(35,717)
Net cash provided by operating activities from discontinued operations	3,116	—
Net cash used in operating activities	(12,565)	(35,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(8,121)	(44,652)
Net investment in unconsolidated affiliates	2,654	(13)
Sales of investment securities	81,449	83,104
Purchases of investment securities	—	(9,900)
Payments for capital expenditures	(19,110)	(10,908)
Net cash provided by investing activities	56,872	17,631

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	7,073	—
Repayments of borrowings under credit agreements	(11,933)	(2,718)
Proceeds from issuance of common stock	5,478	3,791
Proceeds from exercise of stock options	7,433	2,185
Payments to repurchase common stock	(691)	(4,050)
Excess tax benefit from share based payment	4,633	4,910
Net cash provided by financing activities	11,993	4,118

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,730)	(266)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,570	(14,234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	194,522	216,911
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$243,092	$202,677

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$3,979

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2008.

The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009.

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

2.              Adoption of Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for the Company on October 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually).  For all other nonfinancial assets and liabilities, SFAS 157 is effective for the Company on October 1, 2009.

As it relates to its non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  The Company is still in the process of evaluating the impact that SFAS 157 will have on its pension related financial assets and its nonfinancial assets.

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 31, 2008 (in millions):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$7.7	$7.7	$—	$—
Total assets	$7.7	$7.7	$—	$—

Deferred compensation plan liability (1)	$55.7	$—	$55.7	$—
Derivative liabilities (2)	3.4	—	3.4	—
Total liabilities	$59.1	$—	$59.1	$—

(1)

The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for certain executives and other highly compensated employees. As of December 31, 2008, the rabbi trust held 14% of its investment assets in marketable securities valued using quoted market prices. The remaining assets of $46.4 million are valued at cash surrender value. The related deferred compensation liability represents the fair value of the participant deferrals. For additional information about the Company’s deferred compensation plan, refer to Note 16 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K/A.

(2)

The Company calculates derivative liability amounts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For additional information about the Company’s derivative financial instruments, refer to Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K/A.

As of September 30, 2007, the Company adopted certain provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  SFAS 158 has an additional requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for the Company’s fiscal year ending September 30, 2009.  In the first quarter of fiscal 2009, the Company changed its measurement date for the defined benefit pension plans to correspond to its fiscal year-end and recorded a charge to beginning retained earnings of $2.4 million, net of tax, for the impact of the cumulative difference in our pension expense between the two measurement dates.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”).  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs.  If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on October 1, 2008.  The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

3.              Business Acquisitions

On July 25, 2008, the Company completed the acquisition of Earth Tech, Inc. (Earth Tech), a business unit of Tyco International Ltd., pursuant to a Purchase Agreement (Purchase Agreement), dated as of February 11, 2008, by and among the Company, Tyco International Finance, S.A. and other seller parties thereto.  The total purchase price for Earth Tech, net of proceeds from Earth Tech businesses sold to date of $90 million, as described in Note 4 below, was approximately $331 million.  This total purchase price calculation is preliminary and prior to the final settlement of working capital adjustments between the Company and Tyco, and does not include the proceeds from the planned divestitures of certain Earth Tech assets being held for sale.  See also Note 4.  No gain or loss resulted from the sales of these operations since they were sold for amounts that materially approximated their fair values at the acquisition date.

The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired Earth Tech at the beginning of fiscal year ended September 30, 2008 (in millions, except per share data).  Other acquisitions completed during the periods presented did not meet the requirements for pro forma disclosure.

Pro Forma
Three Months Ended
December 31, 2007

Revenue	$1,340.0
Income from operations	$44.0
Net income	$28.0

Earnings per share from continuing operations:
Basic	$0.28
Diluted	$0.27

Weighted average shares outstanding:
Basic	99.6
Diluted	103.0

4.              Discontinued Operations

As part of the acquisition of Earth Tech, the Company acquired non-strategic businesses that provide operations and maintenance services. Concurrent with the close of the purchase of Earth Tech, the Company divested Earth Tech’s Water & Power Technologies and North American Contract Operations businesses and Earth Tech’s Mexican operations.  Additionally, the Company divested Earth Tech’s Swedish business in September 2008 and intends to divest its Irish business and certain non-strategic contracts in Canada.  As a result, the Irish business and certain non-strategic contracts in Canada have been segregated from continuing operations and presented as discontinued operations in the accompanying Consolidated Statements of Income and Cash Flows and as held for sale in the accompanying Consolidated Balance Sheet in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

For the three months ended December 31, 2008, the summarized results of the discontinued operation, included in the Company’s results of operations, is as follows (in millions):

Three Months Ended December 31, 2008

Revenue	$15.6

Earnings before income taxes	$0.6
Income tax expense	0.2
Earnings from discontinued operations, net of tax	$0.4

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
	(in thousands)
Billed	$1,002,970	$971,222
Unbilled	662,935	703,271
Contract retentions	60,487	47,241
Total accounts receivable—gross	1,726,392	1,721,734
Allowance for doubtful accounts	(79,228)	(82,920)
Total accounts receivable—net	$1,647,164	$1,638,814

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of December 31, 2008 and September 30, 2008 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008 or September 30, 2008.

6.              Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting segment for the three months ended December 31, 2008 were as follows:

	September 30, 2008	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2008
	(in thousands)
Professional Technical Services	$946,263	$22,054	$(23,527)	$—	$944,790
Management Support Services	2,826	—	—	—	2,826
Total	$949,089	$22,054	$(23,527)	$—	$947,616

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2008 and September 30, 2008, included in intangible assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	December 31, 2008		September 30, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$61,039	$40,634	$65,639	$36,001
Customer Relationships	62,478	9,738	59,649	8,990
Trade-Names	2,684	2,684	2,684	2,684
Total	$126,201	$53,056	$127,972	$47,675

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations and the facts and circumstances available at the time.  The Company determines the value of the identifiable intangible assets during the purchase allocation period, within 12 months from the date of acquisition.  Depending upon the date of acquisition, the 12-month purchase allocation period may cross into subsequent fiscal periods.  Acquisitions for which the purchase price allocation period has not ended include Earth Tech, Boyle Engineering Corporation, and Tecsult, Inc.  The Company is completing post acquisition procedures including finalizing a plan for facilities, severance, and project related liabilities.  Additionally, the total purchase price allocation for Earth Tech is preliminary prior to the final settlement of working capital adjustments between the Company and Tyco.

The following table presents, in thousands, estimated amortization expense of existing intangible assets for the remainder of fiscal 2009 and for the succeeding years:

Fiscal Year	(in thousands)
2009	$20,052
2010	11,837
2011	6,864
2012	6,864
2013	6,864
Thereafter	20,664
Total	$73,145

7.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the plans for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31, 2008		December 31, 2007
	U.S.	Int’l	U.S.	Int’l
	(in thousands)
Components of net periodic benefit cost:
Service costs	$463	$1,095	$563	$1,087
Interest cost on projected benefit obligation	2,154	5,439	1,912	4,898
Expected return on plan assets	(1,959)	(5,661)	(1,778)	(5,303)
Amortization of prior service costs	(159)	(79)	(290)	(103)
Amortization of net loss	487	750	833	795
Net periodic benefit cost	$986	$1,544	$1,240	$1,374

The total amounts of employer contributions paid for the three months ended December 31, 2008 were $0.1 million for U.S. plans and $3.6 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2009 are $6.5 million for U.S. plans and $11.7 million for non-U.S. plans.  Included in other long-term liabilities are net pension liabilities of $103.2 and $116.3 million as of December 31 and September 30, 2008, respectively.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Three Months Ended December 31, 2008:
Revenue	$1,231,326	$222,802	$—	$1,454,128
Revenue, net of other direct costs (non-GAAP)	846,290	43,200	—	889,490
Gross profit	73,927	7,280	—	81,207
Gross profit as a % of revenue	6.0%	3.3%	—	5.6%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.7%	16.9%	—	9.1%
Equity in earnings of joint ventures	2,977	2,759	—	5,736
General and administrative expenses	—	—	17,246	17,246
Operating income	76,904	10,039	(17,246)	69,697
Segment assets	3,278,307	207,254	49,764	3,535,325

Three Months Ended December 31, 2007:
Revenue	$893,441	$186,809	$—	$1,080,250
Revenue, net of other direct costs (non-GAAP)	648,525	27,061	—	675,586
Gross profit	52,363	1,614	—	53,977
Gross profit as a % of revenue	5.9%	0.9%	—	5.0%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.1%	6.0%	—	8.0%
Equity in earnings of joint ventures	1,032	1,810	—	2,842
General and administrative expenses	—	—	12,287	12,287
Operating income	53,395	3,424	(12,287)	44,532

9.              Stock-Based Compensation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of awards granted represents the period of time the awards are expected to be outstanding.  As the Company’s common stock has only been publicly-traded since May 2007, expected volatility was based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies.  The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date.  The Company uses historical data as a basis to estimate the probability of forfeitures.

The fair value of options granted during the three months ended December 31, 2008 and 2007 were determined using the following weighted average assumptions:

	Three Months Ended December 31,
	2008	2007
Dividend yield	—	—
Expected volatility	38%	33%
Risk-free interest rate	1.8%	3.5%
Term (in years)	4.5	4.5

Under SFAS No. 123R, “Share-Based Payments”, the Company’s expense related to stock options for the three months ended December 31, 2008 and 2007 was $0.9 million and $0.4 million, respectively.

Stock option activity for the three months ended December 31, 2008 and 2007 was as follows:

	2008		2007
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at September 30	5,309	$11.78	7,728	$9.27
Options granted	807	23.95	329	27.75
Options exercised	(909)	8.25	(681)	7.63
Options forfeited or expired	(7)	20.85	(1)	15.41
Outstanding at December 31	5,200	14.28	7,375	10.25

Vested and expected to vest in the future as of December 31	5,140	$14.11	7,355	$10.23

The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2008 was $8.14.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives.  The Company recognized compensation expense relating to the PEP of $4.4 and 4.0 million during the three months ended December 31, 2008 and 2007, respectively.  Additionally, the Company issued restricted stock units in December 2008 which are earned based on service conditions, resulting in compensation expense of $0.1 million during the three months ended December 31, 2008.  Future compensation expense related to stock options, PEP units, and restricted stock units granted during the current quarter will be $6.1 million, $15.8 million, and $4.9 million, respectively, to be recognized over the respective vesting period of the awards.

10.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended
	December 31, 2008	December 31, 2007
	(in thousands)
Denominator for basic earnings per share	104,529	99,644
Potential common shares:
Stock options	1,972	3,236
Other	119	145
Denominator for diluted earnings per share	106,620	103,025

For the three months ended December 31, 2008 and 2007, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

11.       Commitments and Contingencies

In accordance with SFAS No. 5—Accounting for Contingencies, the Company records amounts representing its estimated liabilities relating to claims, guarantees, litigation, audits and investigations.  The Company relies in part on qualified actuaries to assist it in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates.  The Company includes any adjustments to such insurance reserves in its consolidated results of operations.  The Company is a defendant in various lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

At December 31, 2008, the Company was contingently liable in the amount of approximately $116.0 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

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

12.       Income Taxes

During the three months ended December 31, 2008, the Company concluded an examination by the California Franchise Tax Board (FTB) for the fiscal years 1990-2003 and has received a Notice of Proposed Adjustment (NOPA) from the FTB.  The primary audit issue was the resolution of R&E Credits applicable to California.  As a result of the NOPA and other events, the Company reduced the tax reserves for uncertain tax positions in accordance with the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”

The Company is currently under examination by the Internal Revenue Service (IRS) for fiscal years 2006 and 2007.  The examination process is at an early stage and the Company is unable to determine whether any material adjustments will be proposed by the IRS.

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

Our business focuses primarily on providing fee-based professional technical and support services and therefore our business is labor and not capital intensive.  We primarily derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs.  We operate our business through two segments:  Professional Technical Services (PTS) and Management Support Services (MSS).

Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in end markets such as transportation, facilities, environmental, and energy markets.  PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs.

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

Our costs consist primarily of the compensation we pay to our employees, including salaries and fringe benefits, the costs of hiring subcontractors and other project-related expenses, and general and administrative costs.

Components of Income and Expense

Our management internally analyzes the results of our operations using several non-GAAP measures.  A significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as other direct costs.  Those costs are typically paid to service providers upon our receipt of payment from the client.  We segregate other direct costs from revenue resulting in a measurement that we refer to as “revenue, net of other direct costs,” which is a measure of work performed by AECOM employees.  We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended December 31,		Year Ended September 30,
	2008	2007	2008	2007	2006	2005	2004
	(in millions)
Other Financial Data:
Revenue	$1,454	$1,080	$5,194	$4,237	$3,421	$2,395	$2,012
Other direct costs	565	404	1,905	1,832	1,521	933	776
Revenue, net of other direct costs	889	676	3,289	2,405	1,900	1,462	1,236
Cost of revenue, net of other direct costs	808	622	3,002	2,207	1,757	1,345	1,131
Gross profit	81	54	287	198	143	117	105
Equity in earnings of joint ventures	6	3	23	12	6	2	3
Amortization expense of acquired intangible assets	5	2	18	12	15	3	—
Other general and administrative expenses	12	10	53	42	31	18	21
General and administrative expenses	17	12	71	54	46	21	21
Income from operations	$70	$45	$239	$156	$103	$98	$87

Reconciliation of Cost of Revenue:
Other direct costs	$565	$404	$1,905	$1,832	$1,521	$933	$776
Cost of revenue, net of other direct costs	808	622	3,002	2,207	1,757	1,345	1,131
Cost of revenue	$1,373	$1,026	$4,907	$4,039	$3,278	$2,278	$1,907

Results of Operations

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2008	2007	$	%
	(in thousands)
Revenue	$1,454,128	$1,080,250	$373,878	34.6%
Other direct costs	564,638	404,664	159,974	39.5
Revenue, net of other direct costs	889,490	675,586	213,904	31.7
Cost of revenue, net of other direct costs	808,283	621,609	186,674	30.0
Gross profit	81,207	53,977	27,230	50.4
Equity in earnings of joint ventures	5,736	2,842	2,894	101.8
General and administrative expenses	17,246	12,287	4,959	40.4
Income from operations	69,697	44,532	25,165	56.5
Minority interest in share of earnings	3,446	1,279	2,167	169.4
Other expense	4,788	815	3,973	487.5
Interest income (expense), net	(3,598)	2,248	(5,846)	n/a
Income before income tax expense	57,865	44,686	13,179	29.5
Income tax expense	17,360	15,193	2,167	14.3
Income from continuing operations	40,505	29,493	11,012	37.3
Discontinued operations, net of tax	400	—	400	n/a
Net income	$40,905	$29,493	$11,412	38.7%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2008	December 31, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	90.9	92.0
Gross profit	9.1	8.0
Equity in earnings of joint ventures	0.6	0.4
General and administrative expense	1.9	1.8
Income from operations	7.8	6.6
Minority interest in share of earnings	0.4	0.2
Other expense	0.5	0.1
Interest income (expense), net	(0.4)	0.3
Income before income tax expense	6.5	6.6
Income tax expense	1.9	2.2
Income from continuing operations	4.6	4.4
Discontinued operations, net of tax	0.0	0.0
Net income	4.6%	4.4%

Revenue

Our revenue for the three months ended December 31, 2008 increased $373.9 million, or 34.6%, to $1.5 billion as compared to $1.1 billion for the corresponding period last year.  Of this increase, $276.7 million, or 74.0%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $97.2 million, or 9.0%.

The increase in revenue was primarily attributable to strength in our United States infrastructure business.  Outside the U.S., the increase is driven by strong demand for our engineering and program management services on infrastructure projects in the United Arab Emirates, Hong Kong, and Libya. The increase was further attributable to growth in our combat support and depot maintenance services for the U. S. government in the Middle East. Increased services provided in these markets were partially offset by a decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding period last year.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs for the three months ended December 31, 2008 increased $213.9 million, or 31.7%, to $889.5 million as compared to $675.6 million in the corresponding period last year.  Of this increase, $183.6 million, or 85.8%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $30.3 million, or 4.5%.

The increase in revenue, net of other direct costs was primarily due to strong demand for our engineering and program management services on infrastructure projects in the markets noted above, resulting in increased project staffing.

Gross Profit

Our gross profit for the three months ended December 31, 2008 increased $27.2 million, or 50.4%, to $81.2 million as compared to $54.0 million in the corresponding period last year.  Of this increase, $8.6 million, or 31.6%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $18.6 million, or 34.4%.  For the three months ended December 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 9.1% as compared to 8.0% in the corresponding period last year.

The increases in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs were primarily attributable to improved project performance, the increase in revenue, net of other direct costs, and the favorable resolution of a contractual matter in our MSS segment as further described below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2008 increased $2.9 million, or 102%, to $5.7 million as compared to $2.8 million in the corresponding period last year.

The increase in equity in earnings of joint ventures was primarily attributable to an increase in activity on a joint venture in the Middle East and a joint venture that provides training support services for international civilian police officers and peacekeepers. The increase was further attributable to $0.9 million contributed by various joint ventures from recent acquisitions, including Earth Tech.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2008 increased $4.9 million, or 40.4%, to $17.2 million as compared to $12.3 million in the corresponding period last year.  For the three months ended December 31, 2008, general and administrative expenses, as a percentage of revenue, net of other direct costs was 1.9% as compared to 1.8% in the corresponding period last year.

The increase in general and administrative expenses was primarily attributable to increased staffing and other expenses related to the growth in our business noted above, continued investments throughout the organization to support strategic initiatives and costs associated with the integration of Earth Tech and other recent acquisitions.

Interest Income / Expense

Our net interest expense for the three months ended December 31, 2008 was $3.6 million as compared to net interest income of $2.2 million in the corresponding period last year.

The net interest expense for the three months ended December 31, 2008 as compared to the net interest income in the corresponding period last year is primarily due to higher borrowings and lower investment balances associated with the funding of acquisitions completed in our fiscal 2008.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2008 increased $2.2 million, or 14.3%, to $17.4 million as compared to $15.2 million in the corresponding period last year.  The effective tax rate for the three months ended December 31, 2008 was 30.0% as compared to 34.0% for the corresponding period last year.  The decrease in the effective tax rate was due to the release of FIN48 tax reserves, credits, and other incentives.

Net Income

Net income for the three months ended December 31, 2008 increased $11.4 million, or 38.7%, to $40.9 million as compared to $29.5 million in the corresponding period last year for the reasons stated above.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended
	December 31,	December 31,	Change
	2008	2007	$	%
	(in thousands)
Revenue	$1,231,326	$893,441	$337,885	37.8%
Other direct costs	385,036	244,916	140,120	57.2
Revenue, net of other direct costs	846,290	648,525	197,765	30.5
Cost of revenue, net of other direct costs	772,363	596,162	176,201	29.6
Gross profit	$73,927	$52,363	$21,564	41.2%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2008	December 31, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.3	91.9
Gross profit	8.7%	8.1%

Revenue

Revenue for our PTS segment for the three months ended December 31, 2008 increased $337.9 million, or 37.8%, to $1.2 billion as compared to $893.4 million in the corresponding period last year.  Of this increase, $276.7 million, or 81.9%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $61.2 million, or 6.9%.

The increase in revenue was primarily attributable to strength in our U.S. infrastructure business.  Outside the U.S., the increase is driven by strong demand for our engineering and program management services on infrastructure projects in the United Arab Emirates, Hong Kong, and Libya.  Increased services provided in these markets were partially offset by a decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding period last year.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our PTS segment for the three months ended December 31, 2008 increased $197.8 million, or 30.5%, to $846.3 million as compared to $648.5 million in the corresponding period last year.  Of this increase, $183.6 million, or 92.8%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $14.2 million, or 2.2%.

The increase in revenue, net of other direct costs was primarily due to strong demand for our engineering and program management services on infrastructure projects in the markets noted above, resulting in increased project staffing, partially offset by the decline in our commercial facilities business and weaker foreign currencies.

Gross Profit

Gross profit for our PTS segment for the three months ended December 31, 2008 increased $21.5 million, or 41.2%, to $73.9 million as compared to $52.4 million in the corresponding period last year.  Of this increase, $8.6 million, or 40.0%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $12.9 million, or 24.6%.  For the three months ended December 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 8.7% as compared to 8.1% in the corresponding period last year.

The increase in gross profit, excluding acquired companies, was primarily attributable to improved project performance and the increase in revenue, net of other direct costs.  The increase in gross profit, as a percentage of revenue, net of other direct costs, was primarily attributable to improved project performance.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our PTS segment for the three months ended December 31, 2008 increased $2.0 million, or 189%, to $3.0 million as compared to $1.0 million in the corresponding period last year.

The increase in equity in earnings of joint ventures was primarily due to increased activity on a joint venture in the Middle East and $0.9 million contributed by various joint ventures from recent acquisitions, including Earth Tech.

Management Support Services

	Three Months Ended
	December 31,	December 31,	Change
	2008	2007	$	%
	(in thousands)
Revenue	$222,802	$186,809	$35,993	19.3%
Other direct costs	179,602	159,748	19,854	12.4
Revenue, net of other direct costs	43,200	27,061	16,139	59.6
Cost of revenue, net of other direct costs	35,920	25,447	10,473	41.2
Gross profit	$7,280	$1,614	$5,666	351.1%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2008	December 31, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	83.1	94.0
Gross profit	16.9%	6.0%

Revenue

Revenue for our MSS segment for the three months ended December 31, 2008 increased $36.0 million, or 19.3%, to $222.8 million as compared to $186.8 million in the corresponding period last year.

The increase in revenue was primarily attributable to growth in our combat support and depot maintenance services for the U. S. government in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our MSS segment for the three months ended December 31, 2008 increased $16.1 million, or 59.6%, to $43.2 million as compared to $27.1 million in the corresponding period last year.

The increase in revenue, net of other direct costs was primarily attributable to an increase in our services and personnel associated with additional task orders received in support of U. S. government activities in the Middle East.

Gross Profit

Gross profit for our MSS segment for the three months ended December 31, 2008 increased $5.7 million, or 351%, to $7.3 million as compared to $1.6 million in the corresponding period last year.  For the three months ended December 31, 2008, gross profit, as a percentage of revenue, net of other direct costs, was 16.9% as compared to 6.0% in the corresponding period last year.

The increase in gross profit was primarily due to the increases in revenue, net of other direct costs, certain contract modifications that resulted in increases in fees and an adjustment in the corresponding period last year that lowered award fees on a project in the Middle East. The adjustment resulted from a new methodology implemented by the U.S. government that reduced the available award fee pool. The favorable resolution of that matter in March 2008 returned the available award fee pool to the previous higher level.  The increase in gross profit, as a percentage of revenue, net of other direct costs was primarily due to the matters noted above.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our MSS segment for the three months ended December 31, 2008 increased $1.0 million, or 52.4%, to $2.8 million as compared to $1.8 million in the corresponding period last year.

The increase in equity in earnings of joint ventures was primarily due to increased activities in two joint ventures that provide training support services for international civilian police officers and peacekeepers and technical services for the Department of Energy at the Nevada Test Site.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, existing cash and cash equivalents, and our borrowing capacity under our revolving credit facility.  Our principal uses of cash are for operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt.  While our access to capital has not been severely affected by the credit crisis currently affecting global markets, we believe its full impact may adversely affect our cost of borrowing in the future. We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, service our debt and meet our anticipated cash requirements for at least the next twelve months.

At December 31, 2008, cash and cash equivalents were $243.1 million, an increase of $48.6 million, or 25.0%, from September 30, 2008, as a result of operating, investing and financing activities, including acquisitions, as described below.

Net cash used in operating activities was $12.6 million for the three months ended December 31, 2008, a decrease of $23.1 million from net cash used in operating activities of $35.7 million for the three months ended December 31, 2007.  The decrease was primarily attributable to the timing of collections of accounts receivable and payments of accrued expenses.

Net cash provided by investing activities was $56.9 million for the three months ended December 31, 2008, an increase of $39.3 million from net cash provided by investing activities of $17.6 million in the three months ended December 31, 2007.  The increase in net cash provided by investing activities was primarily due to less cash being used to fund business acquisitions as the number of business acquisitions during the three months ended December 31, 2008 declined as compared to the three months ended December 31, 2007.

Net cash provided by financing activities was $12.0 million for the three months ended December 31, 2008, an increase of $7.9 million from cash provided by financing activities of $4.1 million in the comparable period last year.  The increase primarily resulted from increased proceeds from issuances of common stock and from exercises of stock options.

Working Capital

Working capital, or current assets less current liabilities, increased $28.5 million, or 4.5%, to $659.7 million at December 31, 2008 from $631.2 million at September 30, 2008, primarily as a result of reduced accrued expenses.

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

Borrowings and Lines of Credit

At December 31, 2008 and September 30, 2008, our debt consisted of the following:

	December 31, 2008	September 30, 2008
	(in thousands)
Unsecured revolving credit facility	$310,000	$310,000
Senior notes	—	8,333
Unsecured term credit agreement	30,681	25,985
Other debt	50,973	53,691
Total debt	391,654	398,009
Less: Current portion of debt	(29,301)	(32,035)
Long-term debt, less current portion	$362,353	$365,974

Unsecured Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  Borrowings under the credit facility are limited by certain financial covenants.  At December 31, 2008 and September 30, 2008, $310.0 million was outstanding under the credit facility.  At December 31, 2008 and September 30, 2008, outstanding standby letters of credit totaled $26.6 million and $26.7 million, respectively, under the credit facility.  At December 31, 2008, we had $263.4 million available for borrowing under the credit facility.

The Company entered into three interest rate swap agreements with financial institutions during the quarter ended September 30, 2008.  The swap agreements fixed the variable interest rates of $150 million of the outstanding debt under the Company’s revolving credit facility.  The Company applies cash flow hedge accounting for the interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, the derivatives are recorded as assets or liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income.  The change in fair value related to the derivatives included in other comprehensive income/(loss) for the three months ended December 31, 2008 was $(3.4) million.  The applicable fixed rates and the related expiration dates of the swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	2.8%	August 2009
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

Unsecured Term Credit Agreement

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

Other Debt

Other debt includes $27.2 million in notes payable to a bank, collateralized by real property, which was assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% and mature in December 2028.

In addition to the credit facility discussed above, at December 31, 2008, we had $155.5 million, which was primarily comprised of non-U.S. unsecured credit facilities to cover periodic overdrafts and letters of credit.

Commitments and Contingencies

Planned capital expenditures include payments for acquisitions, property and equipment additions and replacements, expenditures to further the implementation of our enterprise resource planning system and commitments under our incentive compensation programs.  As we embark on other capital-intensive initiatives, additional working capital may be required.

As of December 31, 2008, there was approximately $116.0 million outstanding under standby letters of credit issued, primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  The total amounts of employer contributions paid for the three months ended December 31, 2008 were $0.1 million for U.S. plans and $3.6 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2009 are $6.5 million for U.S. plans and $11.7 million for non-U.S. plans.  In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective beginning in our fiscal second quarter ending March 31, 2009.  We are currently evaluating the impact of SFAS 161 on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates.  We actively monitor these exposures.  Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates.  From time to time, we enter into derivative financial instruments such as forward contracts and interest rate hedge contracts.  It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures.  We do not use derivative financial instruments for trading purposes.

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

Interest Rate Risk

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  Interest on amounts borrowed under the credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance.  Our variable rate obligations, approximately $192 million at December 31, 2008, expose us to the risk of rising interest rates.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could increase or decrease by $1.9 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ending December 31, 2008 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Due to the continuing economic downturn in the U.S. and international markets and severe tightening of the global credit markets, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets. Also, the global demand for commodities has increased raw material costs, which will cause our clients’ projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2008, approximately 37% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are more frequently used outside of the United States and, thus, the exposures resulting from fixed-price contracts may increase as we increase our business operations outside of the United States. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and harm our results of operations.

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

As a government contractor, misconduct, fraud or other improper activities caused by our employees’ or consultants’ failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of security clearance, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

Our defined benefit plans have significant deficits that could grow in the future and cause us to incur additional costs.

We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At December 31, 2008, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $149.0 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

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

•                  potential non-compliance with a wide variety of laws and regulations, including anti-bribery, export control and anti-boycott laws and similar non-U.S. laws and regulations;

•                  changes in labor conditions;

•                  logistical and communication challenges; and

•                  currency exchange rate fluctuations, devaluations and other conversion restrictions.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

We have grown in part as a result of our acquisitions over the last several years, and we expect continued growth in the form of additional acquisitions and expansion into new markets. However, given the continuing economic downturn in the U.S. and international markets, we may unable to pursue suitable acquisition opportunities and, as a result, our growth may be inhibited. We cannot assure you that suitable acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future acquisitions will involve various inherent risks, such as:

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

At December 31, 2008, our contracted backlog was approximately $5.1 billion and our awarded backlog was approximately $3.9 billion for a total backlog of $9.0 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended December 31, 2008, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

2.299 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Deferred Compensation Plan.

We issued the securities to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Item 5.  Other Information

James R. Royer, our Vice Chairman, has announced that he will retire from the Company, effective June 1, 2009.  After his retirement, Mr. Royer will serve as an advisor to the Company and also as a member of the board of directors of certain of our joint venture operations.

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

AECOM TECHNOLOGY CORPORATION

Date: February 10, 2009	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer