Form 10-Q
period 2009-03-31
AECOM TECHNOLOGY CORP
filed 2009-05-08
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 5, 2009, 109,142,820 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,238	$170,871
Cash in consolidated joint ventures	25,963	23,651
Total cash and cash equivalents	241,201	194,522
Marketable securities	—	81,449
Accounts receivable—net	1,655,497	1,638,814
Prepaid expenses and other current assets	73,629	80,243
Current assets held for sale	81,359	75,802
Deferred tax assets—net	34,161	34,420
TOTAL CURRENT ASSETS	2,085,847	2,105,250
PROPERTY AND EQUIPMENT—NET	220,088	223,017
DEFERRED TAX ASSETS—NET	41,079	45,886
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	42,766	46,432
GOODWILL	973,865	949,089
INTANGIBLE ASSETS—NET	67,343	80,297
OTHER NON-CURRENT ASSETS	128,511	146,219
TOTAL ASSETS	$3,559,499	$3,596,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,109	$7,898
Accounts payable	382,630	406,963
Accrued expenses and other current liabilities	571,233	642,693
Billings in excess of costs on uncompleted contracts	343,241	306,610
Income taxes payable	2,848	17,744
Current liabilities held for sale	81,647	68,034
Current portion of long-term debt	13,937	24,137
TOTAL CURRENT LIABILITIES	1,396,645	1,474,079
OTHER LONG-TERM LIABILITIES	285,003	282,394
LONG-TERM DEBT	275,377	365,974
TOTAL LIABILITIES	1,957,025	2,122,447
MINORITY INTEREST	51,009	50,750
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 24,724 and 26,423 shares at March 31, 2009 and September 30, 2008; respectively, $100.00 liquidation preference value	2,472	2,642
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 56 and 69 shares as of March 31, 2009 and September 30, 2008, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 7 and 5 shares as of March 31, 2009 and September 30, 2008, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 108,316,670 and 102,983,378 as of March 31, 2009 and September 30, 2008, respectively	1,083	1,030
Additional paid-in capital	1,407,158	1,309,493
Accumulated other comprehensive loss	(162,410)	(111,549)
Retained earnings	303,162	221,377
TOTAL STOCKHOLDERS’ EQUITY	1,551,465	1,422,993
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,559,499	$3,596,190

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Revenue	$1,498,758	$1,164,121	$2,952,886	$2,244,371

Cost of revenue	1,409,124	1,093,388	2,782,045	2,119,661
Gross profit	89,634	70,733	170,841	124,710

Equity in earnings of joint ventures	4,903	4,008	10,639	6,850
General and administrative expenses	23,930	15,782	41,176	28,069
Income from operations	70,607	58,959	140,304	103,491

Minority interest in share of earnings	5,732	4,798	9,178	6,077
Other expense	1,419	813	6,207	1,628
Interest income (expense), net	(2,019)	2,061	(5,617)	4,309
Income from continuing operations before income tax expense	61,437	55,409	119,302	100,095

Income tax expense	18,431	19,580	35,791	34,773

Income from continuing operations	43,006	35,829	83,511	65,322
Discontinued operations, net of tax	392	—	792	—
Net income	$43,398	$35,829	$84,303	$65,322

Net income allocation:
Preferred stock dividend	$35	$39	$71	$95
Net income available for common stockholders	43,363	35,790	84,232	65,227
Net income	$43,398	$35,829	$84,303	$65,322

Net income per share:
Basic
Continuing operations	$0.40	$0.36	$0.79	$0.65
Discontinued operations	0.01	—	0.01	—
	$0.41	$0.36	$0.80	$0.65

Diluted
Continuing operations	$0.40	$0.35	$0.78	$0.63
Discontinued operations	—	—	0.01	—
	$0.40	$0.35	$0.79	$0.63

Weighted average shares outstanding:
Basic	106,465	100,571	105,497	100,108
Diluted	108,148	103,454	107,384	103,240

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net income	$43,398	$35,829	$84,303	$65,322

Other comprehensive income (loss):
Foreign currency translation adjustments	(793)	(160)	(50,837)	(1,070)
Swap valuation	1,801	—	(1,637)	—
Pension adjustments	3,945	1,588	1,613	1,588
Comprehensive income	$48,351	$37,257	$33,442	$65,840

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,303	$65,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,134	21,340
Equity in earnings of unconsolidated joint ventures	(10,639)	(6,850)
Distribution of earnings from unconsolidated affiliates	10,324	9,068
Non-cash stock compensation	12,285	11,456
Excess tax benefit from share based payments	(9,856)	(8,552)
Foreign currency translation	(7,668)	(475)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,656)	(165,609)
Prepaid expenses and other assets	23,694	33,112
Accounts payable	(24,333)	18,400
Accrued expenses and other current liabilities	(96,540)	10,303
Billings in excess of costs on uncompleted contracts	36,631	28,262
Other long-term liabilities	(28,073)	(13,811)
Income taxes payable	(4,886)	1,301
Net cash provided by operating activities from continuing operations	3,720	3,267
Net cash provided by operating activities from discontinued operations	8,056	—
Net cash provided by operating activities	11,776	3,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(17,920)	(102,750)
Net investment in unconsolidated affiliates	2,083	(1,247)
Sales of investment securities	81,449	129,234
Purchases of investment securities	—	(9,900)
Payments for capital expenditures	(32,665)	(23,807)
Net cash provided by (used in) investing activities	32,947	(8,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	285	—
Repayments of borrowings under credit agreements	(104,486)	(5,184)
Proceeds from issuance of common stock	98,930	5,979
Proceeds from exercise of stock options	8,711	4,979
Payments to repurchase common stock	(3,148)	(8,650)
Excess tax benefit from share based payments	9,856	8,552
Net cash provided by financing activities	10,148	5,676

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,192)	291
NET INCREASE IN CASH AND CASH EQUIVALENTS	46,679	764
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	194,522	216,911
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,201	$217,675

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$20,850

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

The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009.

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

2.              Public Offering of Common Stock

In March 2009, the Company sold 4.6 million shares of its common stock in a public offering at a price per share of $20.20, for proceeds of approximately $91.6 million, net of underwriters’ discounts and offering costs.

3.              Adoption of New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161), which is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of such instruments and activities on an entity’s financial position, financial performance and cash flows.  SFAS 161 was effective for the Company beginning on January 1, 2009.  The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

The Company utilizes derivative instruments to manage interest rate risk associated with its outstanding borrowings under the Company’s revolving credit facility.  The Company entered into three and two pay-fixed interest rate swaps with an aggregate notional amount of $225.0 million during the quarters ended September 30, 2008 and March 31, 2009, respectively.  The swaps are designated and qualify as cash flow hedges in accordance with the associated criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  Accordingly, the derivatives are recorded at fair value on the balance sheet, and the effective portion of changes in the fair value of the derivatives, measured quarterly, is reported in other comprehensive income.  As of March 31, 2009, all five swaps were in a liability position and are recorded in accrued expenses and other long-term liabilities on the balance sheet.

The change in fair value related to the derivatives included in other comprehensive income/(loss) for the six months ended March 31, 2009 was $(1.6) million, net of tax.  The expiration dates of the swap agreements are as follows:

Notional Amount (in thousands)	Expiration Date
$50,000	May 2009
$25,000	August 2009
$50,000	August 2009
$50,000	February 2010
$50,000	August 2010

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for the Company on October 1, 2008 for all non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually).  For pension and all other nonfinancial assets and liabilities, SFAS 157 is effective for the Company on October 1, 2009.

As it relates to its non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  The Company is still in the process of evaluating the impact that SFAS 157 will have on its pension related financial assets and its other nonfinancial assets.

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 31, 2009 (in millions):

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$4.0	$4.0	$—	$—
Total assets	$4.0	$4.0	$—	$—

Deferred compensation plan liability (1)	$81.6	$—	$81.6	$—
Derivative liabilities (2)	3.2	—	3.2	—
Total liabilities	$84.8	$—	$84.8	$—

(1)

The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for eligible highly compensated employees. As of March 31, 2009, the rabbi trust held approximately $4.0 million, or 8% of its investment assets in marketable securities valued using quoted market prices. The remaining assets, not reflected in this table, of $44.8 million are valued at cash surrender value and not subject to SFAS 157 disclosure. The related deferred compensation liability represents the fair value of the participant deferrals. For additional information about the Company’s deferred compensation plan, refer to Note 16 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K/A.

(2)

The Company calculates derivative liability amounts in accordance with SFAS 133. For additional information about the Company’s derivative financial instruments, refer to Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K/A.

As of September 30, 2007, the Company adopted certain provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  SFAS 158 has an additional requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for the Company’s fiscal year ending September 30, 2009.  In the first quarter of fiscal 2009, the Company changed its measurement date for the defined benefit pension plans to correspond to its fiscal year-end and recorded a charge to beginning retained earnings of $2.7 million, net of tax, for the impact of the cumulative difference in the Company’s pension expense between the two measurement dates.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”).  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs as described under SFAS 159.  If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on October 1, 2008.  The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

4.              Business Acquisitions

On July 25, 2008, the Company completed the acquisition of the Earth Tech business unit of Tyco International Ltd. (Earth Tech), pursuant to a Purchase Agreement (Purchase Agreement) dated as of February 11, 2008, by and among the Company, Tyco International Finance, S.A. and other seller parties thereto.  Earth Tech provides a broad range of technical and consulting services, including architecture, engineering, and design and build services to water/wastewater, environmental, transportation, and facilities clients globally.  The Company acquired Earth Tech to increase its global presence, particularly in the Americas, Europe and Australia.  This acquisition also significantly strengthens the Company’s water and wastewater business, while augmenting its leadership position in the environmental, facilities and transportation sectors.  The total purchase price for Earth Tech, net of proceeds from Earth Tech businesses sold to date of $90 million, as described in Note 5 below, was approximately $346 million, in cash.  This total purchase price does not include the proceeds from the planned divestitures of certain Earth Tech assets being held for sale.  See also Note 5.  No gain or loss resulted from the sales of these operations since they were sold for amounts that materially approximated their fair values at the acquisition date.  Goodwill related to Earth Tech is partially due to the fact that the values inherent in professional services businesses are largely attributable to existing human capital.

The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired Earth Tech at the beginning of fiscal year ended September 30, 2008 (in millions, except per share data).  Other acquisitions completed during the periods presented were not material.

Pro Forma
Six Months Ended
March 31, 2008

Revenue	$2,743
Income from operations	$103
Net income	$61

Earnings per share from continuing operations:
Basic	$0.61
Diluted	$0.59

Weighted average shares outstanding:
Basic	100.1
Diluted	103.2

Subsequent to the quarter ended March 31, 2009, the Company completed the acquisition of Savant, an international project and construction-management firm (Savant) operating across Europe and the Commonwealth of Independent States.

5.              Discontinued Operations

As part of the July 2008 acquisition of Earth Tech, the Company acquired certain non-strategic businesses that it intends to divest.  Concurrent with the close of the purchase of Earth Tech, the Company divested Earth Tech’s Water & Power Technologies and North American Contract Operations businesses and Earth Tech’s Mexican operations.  Additionally, the Company divested Earth Tech’s Swedish business in September 2008 and intends to divest certain international businesses and non-strategic contracts in the U.S. and Canada.  As a result, certain international businesses and non-strategic contracts in the U.S. and Canada have been segregated from continuing operations and presented as discontinued operations in the accompanying Consolidated Statements of Income and Cash Flows and as held for sale in the accompanying Consolidated Balance Sheet in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

For the three and six months ended March 31, 2009, the summarized results of the discontinued operations, included in the Company’s results of operations, are as follows (in millions):

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009

Revenue	$18.4	$34.0

Earnings before income taxes	$0.5	$1.1
Income tax expense	0.1	0.3
Earnings from discontinued operations, net of tax	$0.4	$0.8

Pursuant to Amendment No. 2 to the Purchase Agreement of Earth Tech, by and among the Company, Tyco International Finance, S.A. and other seller parties thereto, the parties agreed to, among other things, delay the legal transfer of Earth Tech’s U.K. businesses to the Company until certain third party consents to the transaction are obtained.  Pending receipt of such consents, the parties have agreed that the Company will manage the U.K. businesses.  The Company has determined that it is the primary beneficiary of the U.K. businesses, as defined in FIN 46(R).  Accordingly, the accompanying consolidated financial statements include the results of operations, financial position, and cash flows of the U.K. businesses.  Upon receipt of the consents and transfer to the Company of legal ownership of the U.K. businesses, the Company intends to divest certain of the assets (UK Assets) of the U.K. businesses.  As of March 31, 2009, AECOM has recorded $28.1 million as prepaid expenses and other current assets, $45.2 million as other non-current assets, $37.1 million as accounts payable and other current liabilities, $22.4 million as other long-term liabilities and $27.2 million as minority interest in the Consolidated Balance Sheets and $2.9 million net loss in the Consolidated Statements of Income for the six months ended March 31, 2009 relating to the UK Assets.

6.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
	(in thousands)
Billed	$995,291	$971,222
Unbilled	698,635	703,271
Contract retentions	52,202	47,241
Total accounts receivable—gross	1,746,128	1,721,734
Allowance for doubtful accounts	(90,631)	(82,920)
Total accounts receivable—net	$1,655,497	$1,638,814

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of March 31, 2009 and September 30, 2008 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of March 31, 2009 or September 30, 2008.

7.              Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting segment for the six months ended March 31, 2009 were as follows:

	September 30, 2008	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2009
	(in thousands)
Professional Technical Services	$946,263	$48,796	$(24,020)	$—	$971,039
Management Support Services	2,826	—	—	—	2,826
Total	$949,089	$48,796	$(24,020)	$—	$973,865

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2009 and September 30, 2008, included in intangible assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	March 31, 2009		September 30, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$60,962	$45,144	$65,639	$36,001
Customer Relationships	64,123	12,598	59,649	8,990
Trade-Names	2,684	2,684	2,684	2,684
Total	$127,769	$60,426	$127,972	$47,675

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations and the facts and circumstances available at the time.  The Company determines the value of the identifiable intangible assets as soon as possible, but not more than 12 months from the date of the acquisition.  Due to the period of time it takes to finalize the allocation of purchase price, the determination of such allocation for acquisitions typically occurs in fiscal periods subsequent to the period in which the acquisition occurred.  Acquisitions for which the purchase price allocation period has not ended include Earth Tech and Boyle Engineering Corporation.  Earth Tech is described in Note 4 above.  Boyle Engineering Corporation is a Newport Beach, California based engineering services firm that specializes in the water and wastewater markets acquired by the Company in the third quarter of fiscal 2008.  Post-acquisition adjustments to goodwill primarily relate to finalizing intangible asset valuations and additional consideration paid for businesses as a result of finalizing working capital adjustments.  Additionally, the Company is completing post acquisition procedures including finalizing a plan for facilities, severance, and project related liabilities.

The following table presents, in thousands, estimated amortization expense of existing intangible assets for the remainder of fiscal 2009 and for the succeeding years:

Fiscal Year	(in thousands)
2009	$12,809
2010	11,869
2011	6,897
2012	6,897
2013	6,897
Thereafter	21,974
Total	$67,343

8.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the plans for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in thousands)
Components of net periodic benefit cost:
Service costs	$462	$1,021	$563	$1,086	$925	$2,114	$1,126	$2,173
Interest cost on projected benefit obligation	2,154	5,021	1,912	4,848	4,308	10,445	3,824	9,746
Expected return on plan assets	(1,959)	(5,229)	(1,778)	(5,252)	(3,918)	(10,874)	(3,556)	(10,555)
Amortization of prior service costs	(260)	(73)	(290)	(102)	(419)	(152)	(580)	(205)
Amortization of net (gain) loss	729	804	833	794	1,216	1,555	1,666	1,589
Net periodic benefit cost	$1,126	$1,544	$1,240	$1,374	$2,112	$3,088	$2,480	$2,748

The total amounts of employer contributions paid for the six months ended March 31, 2009 were $1.1 million for U.S. plans and $8.0 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for fiscal year ending September 30, 2009 are $5.5 million for U.S. plans and $6.9 million for non-U.S. plans.  Included in other long-term liabilities are net pension liabilities of $98.8 and $116.3 million as of March 31, 2009 and September 30, 2008, respectively.

9.              Other Financial Information

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2009	2008
	(in millions)
Foreign currency translation adjustment	$(74.0)	$(23.1)
Defined benefit minimum pension liability adjustment	(86.5)	(88.1)
Interest rate swap valuation	(1.9)	(0.3)
	$(162.4)	$(111.5)

Accrued expenses consist of the following:

	March 31,	September 30,
	2009	2008
	(in millions)
Accrued salaries and benefits	$248.7	$315.4
Accrued contract costs	284.0	284.9
Other accrued expenses	38.5	42.4
Total accrued expenses	$571.2	$642.7

Accrued contract costs above include balances related to professional liability risks of $92.8 and $84.2 million as of March 31, 2009 and September 30, 2008, respectively.

10.       Reportable Segments

The Company’s operations are organized into two reportable segments: Professional Technical Services and Management Support Services.  This segmentation corresponds to how the Company manages its business as well as the underlying characteristics of its markets.

Management internally analyzes the results of its operations using several non-GAAP measures. One such measure is revenue, net of other direct costs. A significant portion of the Company’s revenue relates to services provided by subcontractors and other non-employees that it categorizes as other direct costs. Other direct costs are segregated from cost of revenue resulting in revenue, net of other direct costs, which is a measure of work performed by Company employees. The Company has included information on revenue, net of other direct costs, as it believes that it provides a valuable perspective on its results of operations.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Three Months Ended March 31, 2009
Revenue	$1,240,355	$258,403	$—	$1,498,758
Revenue, net of other direct costs (non-GAAP)	899,056	66,806	—	965,862
Gross profit	75,989	13,645	—	89,634
Gross profit as a % of revenue	6.1%	5.3%	—	6.0%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.5%	20.4%	—	9.3%
Equity in earnings of joint ventures	3,408	1,495	—	4,903
General and administrative expenses	—	—	23,930	23,930
Operating income	79,397	15,140	(23,930)	70,607
Segment assets	3,270,739	210,076	78,684	3,559,499

Three Months Ended March 31, 2008
Revenue	$955,067	$209,054	$—	$1,164,121
Revenue, net of other direct costs (non-GAAP)	710,631	40,121	—	750,752
Gross profit	58,077	12,656	—	70,733
Gross profit as a % of revenue	6.1%	6.1%	—	6.1%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.2%	31.5%	—	9.4%
Equity in earnings of joint ventures	2,676	1,332	—	4,008
General and administrative expenses	—	—	15,782	15,782
Operating income	60,753	13,988	(15,782)	58,959

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Six Months Ended March 31, 2009
Revenue	$2,471,681	$481,205	$—	$2,952,886
Revenue, net of other direct costs (non-GAAP)	1,745,346	110,006	—	1,855,352
Gross profit	149,916	20,925	—	170,841
Gross profit as a % of revenue	6.1%	4.3%	—	5.8%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.6%	19.0%	—	9.2%
Equity in earnings of joint ventures	6,385	4,254	—	10,639
General and administrative expenses	—	—	41,176	41,176
Operating income	156,301	25,179	(41,176)	140,304
Segment assets	3,270,739	210,076	78,684	3,559,499

Six Months Ended March 31, 2008
Revenue	$1,848,508	$395,863	$—	$2,244,371
Revenue, net of other direct costs (non-GAAP)	1,359,156	67,182	—	1,426,338
Gross profit	110,440	14,270	—	124,710
Gross profit as a % of revenue	6.0%	3.6%	—	5.6%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.1%	21.2%	—	8.7%
Equity in earnings of joint ventures	3,708	3,142	—	6,850
General and administrative expenses	—	—	28,069	28,069
Operating income	114,148	17,412	(28,069)	103,491

11.       Stock-Based Compensation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of awards granted represents the period of time the awards are expected to be outstanding.  As the Company’s common stock has only been publicly-traded since May 2007, expected volatility is based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies.  The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date.  The Company uses historical data as a basis to estimate the probability of forfeitures.

The fair value of options granted during the three and six months ended March 31, 2009 and 2008 were determined using the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	38%	33%	38%	33%
Risk-free interest rate	1.8%	3.5%	1.8%	3.5%
Term (in years)	4.5	4.5	4.5	4.5

Under SFAS No. 123R, “Share-Based Payments,” the Company’s expense related to stock options for the six months ended March 31, 2009 and 2008 was $1.9 million and $0.6 million, respectively.

Stock option activity for the six months ended March 31, 2009 and 2008 was as follows:

	2009		2008
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at September 30	5,309	$11.78	7,728	$9.27
Options granted	890	23.68	464	27.38
Options exercised	(1,030)	8.48	(1,107)	7.27
Options forfeited or expired	(23)	19.67	(38)	15.90
Outstanding at March 31	5,146	14.47	7,047	10.75

Vested and expected to vest in the future as of March 31	5,083	$14.29	7,024	$10.72

The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2009 was $8.04.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period.  The Company recognized compensation expense relating to the PEP of $9.7 and $9.0 million during the six months ended March 31, 2009 and 2008, respectively.  Additionally, the Company issued restricted stock units in March 2009 which are earned based on service conditions, resulting in compensation expense of $0.6 million during the six months ended March 31, 2009.  Future compensation expense related to stock options, PEP units, and restricted stock units granted during the six months ended March 31, 2009 will be $5.0 million, $17.0 million, and $4.5 million, respectively, to be recognized over the awards’ respective vesting periods.

12.       Earnings Per Share

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(in thousands)
Denominator for basic earnings per share	106,465	100,571	105,497	100,108
Potential common shares:
Stock options	1,570	2,780	1,771	3,008
Other	113	103	116	124
Denominator for diluted earnings per share	108,148	103,454	107,384	103,240

For the six months ended March 31, 2009 and 2008, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

13.       Commitments and Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records amounts representing its estimated liabilities relating to claims, guarantees, litigation, audits and investigations.  The Company’s insurance coverage contains various retention and deductible amounts for which the Company provides accruals based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. It is the Company’s policy not to accrue for any potential legal expense to be incurred in defending the Company’s position. The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company’s results of operations or financial position.  The Company is involved in various investigations, claims and lawsuits in the normal conduct of its business, none of which, in the opinion of management, based upon current information and discussions with counsel, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business. From time to time the Company establishes reserves for litigation when it considers it probable that a loss will occur.

At March 31, 2009, the Company was contingently liable in the amount of approximately $126.0 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

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

14.       Income Taxes

The effective tax rate for the six month period ended March 31, 2009 was 30.0% as compared to 34.7% for the corresponding period last year.  The decrease in the effective tax rate was primarily due to the benefits from R&E credits from the current and prior years.

During the three months ended December 31, 2008, the Company concluded an examination by the California Franchise Tax Board (FTB) for the fiscal years 1990-2003 and has received a Notice of Proposed Adjustment (NOPA) from the FTB.  The primary audit issue was the resolution of R&E Credits applicable to California.  As a result of the NOPA and other events, the Company reduced the tax reserves for uncertain tax positions in accordance with the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”

The Company is currently under examination by the Internal Revenue Service (IRS) for fiscal years 2006 and 2007.  The examination process is at an early stage and the Company is unable to determine whether any material adjustments will be proposed by the IRS.

15.       Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This accounting standard is effective beginning October 1, 2009.  The Company is currently evaluating the impact of SFAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Under SFAS 160, companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective beginning October 1, 2009.  The Company is currently evaluating the impact of SFAS 160 on its financial statements.

16.       Subsequent Events

As discussed in Note 4 — Business Acquisitions, subsequent to the quarter ended March 31, 2009, the Company completed the acquisition of Savant.  Savant is an international construction and project management consultancy that will expand the Company’s global presence in Europe and the Commonwealth of Independent States.

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

Unless otherwise noted, the terms “we,” “our,” “us,” and “Company” refer to AECOM Technology Corporation and its subsidiaries.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Six Months Ended March 31,		Year Ended September 30,
	2009	2008	2008	2007	2006	2005	2004
	(in millions)
Other Financial Data:
Revenue	$2,953	$2,244	$5,194	$4,237	$3,421	$2,395	$2,012
Other direct costs	1,098	818	1,905	1,832	1,521	933	776
Revenue, net of other direct costs	1,855	1,426	3,289	2,405	1,900	1,462	1,236
Cost of revenue, net of other direct costs	1,684	1,301	3,002	2,207	1,757	1,345	1,131
Gross profit	171	125	287	198	143	117	105
Equity in earnings of joint ventures	11	6	23	12	6	2	3
Amortization expense of acquired intangible assets	13	2	18	12	15	3	—
Other general and administrative expenses	29	26	53	42	31	18	21
General and administrative expenses	42	28	71	54	46	21	21
Income from operations	$140	$103	$239	$156	$103	$98	$87

Reconciliation of Cost of Revenue:
Other direct costs	$1,098	$818	$1,905	$1,832	$1,521	$933	$776
Cost of revenue, net of other direct costs	1,684	1,301	3,002	2,207	1,757	1,345	1,131
Cost of revenue	$2,782	$2,119	$4,907	$4,039	$3,278	$2,278	$1,907

Results of Operations

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2009	2008	$	%	2009	2008	$	%
	(in thousands)
Revenue	$1,498,758	$1,164,121	$334,637	28.7%	$2,952,886	$2,244,371	$708,515	31.6%
Other direct costs	532,896	413,369	119,527	28.9	1,097,534	818,033	279,501	34.2
Revenue, net of other direct costs	965,862	750,752	215,110	28.7	1,855,352	1,426,338	429,014	30.1
Cost of revenue, net of other direct costs	876,228	680,019	196,209	28.9	1,684,511	1,301,628	382,883	29.4
Gross profit	89,634	70,733	18,901	26.7	170,841	124,710	46,131	37.0
Equity in earnings of joint ventures	4,903	4,008	895	22.3	10,639	6,850	3,789	55.3
General and administrative expenses	23,930	15,782	8,148	51.6	41,176	28,069	13,107	46.7
Income from operations	70,607	58,959	11,648	19.8	140,304	103,491	36,813	35.6
Minority interest in share of earnings	5,732	4,798	934	19.5	9,178	6,077	3,101	51.0
Other expense	1,419	813	606	74.5	6,207	1,628	4,579	281.3
Interest income (expense), net	(2,019)	2,061	(4,080)	-198.0	(5,617)	4,309	(9,926)	-230.4
Income before income tax expense	61,437	55,409	6,028	10.9	119,302	100,095	19,207	19.2
Income tax expense	18,431	19,580	(1,149)	-5.9	35,791	34,773	1,018	2.9
Income from continuing operations	43,006	35,829	7,177	20.0	83,511	65,322	18,189	27.8
Discontinued operations, net of tax	392	—	392	0.0	792	—	792	0.0
Net income	$43,398	$35,829	$7,569	21.1%	$84,303	$65,322	$18,981	29.1%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	90.7	90.6	90.8	91.3
Gross profit	9.3	9.4	9.2	8.7
Equity in earnings of joint ventures	0.5	0.5	0.6	0.5
General and administrative expense	2.5	2.0	2.2	1.9
Income from operations	7.3	7.9	7.6	7.3
Minority interest in share of earnings	0.6	0.6	0.5	0.4
Other expense	0.1	0.1	0.3	0.1
Interest income (expense), net	(0.2)	0.2	(0.4)	0.2
Income before income tax expense	6.4	7.4	6.4	7.0
Income tax expense	1.9	2.6	1.9	2.4
Income from continuing operations	4.5	4.8	4.5	4.6
Discontinued operations, net of tax	0.0	0.0	0.0	0.0
Net income	4.5%	4.8%	4.5%	4.6%

Revenue

Our revenue for the three months ended March 31, 2009 increased $334.6 million, or 28.7%, to $1.5 billion as compared to $1.2 billion for the corresponding period last year.  Of this increase, $245.0 million, or 73.2%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $89.6 million, or 7.7%.

Our revenue for the six months ended March 31, 2009 increased $708.5 million, or 31.6%, to $3.0 billion as compared to $2.2 billion for the corresponding period last year.  Of this increase, $488.4 million, or 68.9%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $220.1 million, or 9.8%.

These increases in revenue were primarily attributable to strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Libya, Hong Kong, and Australia partially, offset by a decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding periods last year. The increase was further attributable to increased scope on our combat support project in the Middle East, increased activity on the Taji National Depot project for the United States Army that was in its initial phase in the prior year corresponding periods, and work performed on new task orders on the Contract Field Teams project with the United States Air Force.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs for the three months ended March 31, 2009 increased $215.1 million, or 28.7%, to $965.9 million as compared to $750.8 million in the corresponding period last year.  Of this increase, $155.2 million, or 72.1%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $59.9 million, or 8.0%.

Our revenue, net of other direct costs for the six months ended March 31, 2009 increased $429.0 million, or 30.1%, to $1.9 billion as compared to $1.4 billion in the corresponding period last year.  Of this increase, $316.0 million, or 73.7%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $113.0 million, or 7.9%.

These increases in revenue, net of other direct costs were primarily due to strong demand for our engineering and program management services on infrastructure projects in the markets noted above, an increase in task orders for our Contract Field Team project, and increased activity on the Taji National Depot project resulting in increased project staffing.

Gross Profit

Our gross profit for the three months ended March 31, 2009 increased $18.9 million, or 26.7%, to $89.6 million as compared to $70.7 million in the corresponding period last year.  Of this increase, $10.6 million, or 56.1%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $8.3 million, or 11.7%.  For the three months ended March 31, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 9.3% as compared to 9.4% in the corresponding period last year.

Our gross profit for the six months ended March 31, 2009 increased $46.1 million, or 37.0%, to $170.8 million as compared to $124.7 million in the corresponding period last year.  Of this increase, $19.9 million, or 43.2%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $26.2 million, or 21.0%.  For the six months ended March 31, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 9.2% as compared to 8.7% in the corresponding period last year.

The increase in gross profit, excluding acquired companies, for the three months ended March 31, 2009 was primarily attributable to the increase in revenue, net of other direct costs. The decrease in gross profit, as a percentage of revenue, net of other direct costs was primarily due to reduced margins in our MSS segment, largely offset by improved project performance in our PTS as further described below.

The increases in gross profit, excluding acquired companies, for the six months ended March 31, 2009 and gross profit, as a percentage of revenue, net of other direct costs were primarily attributable to improved project performance in our PTS segment and the increase in revenue, net of other direct costs.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2009 increased $0.9 million, or 22.3%, to $4.9 million as compared to $4.0 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2009 increased $3.7 million, or 55.3%, to $10.6 million as compared to $6.9 million in the corresponding period last year.

These increases in equity in earnings of joint ventures were primarily attributable to contributions by various joint ventures from companies acquired in the past twelve months, primarily Earth Tech.  The increase for the six months ended March 31, 2009 was further attributable to increased volume on a joint venture providing engineering and design services at an airport in the Middle East and a joint venture for technical services for the United States Department of Energy at the Nevada Test Site.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2009 increased $8.1 million, or 51.6%, to $23.9 million as compared to $15.8 million in the corresponding period last year.  For the three months ended March 31, 2009, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.5% as compared to 2.0% in the corresponding period last year.

Our general and administrative expenses for the six months ended March 31, 2009 increased $13.1 million, or 46.7%, to $41.2 million as compared to $28.1 million in the corresponding period last year.  For the six months ended March 31, 2009, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.2% as compared to 1.9% in the corresponding period last year.

The increases in general and administrative expenses were primarily attributable to costs associated with the support and integration of Earth Tech and other recent acquisitions, increased staffing and other expenses related to the growth in our business noted above, and continued investments to support our strategic initiatives.

Interest Income / Expense

Our net interest expense for the three months ended March 31, 2009 was $2.0 million as compared to net interest income of $2.1 million in the corresponding period last year.

Our net interest expense for the six months ended March 31, 2009 was $5.6 million as compared to net interest income of $4.3 million in the corresponding period last year.

The net interest expense for the three and six months ended March 31, 2009 as compared to the net interest income in the corresponding periods last year is primarily due to higher borrowings and lower investment balances associated with the funding of acquisitions, including Earth Tech, completed in our fiscal 2008.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2009 decreased $1.2 million, or 5.9%, to $18.4 million as compared to $19.6 million in the corresponding period last year.  The effective tax rate for the three months ended March 31, 2009 was 30.0% as compared to 35.3% for the corresponding period last year.

Our income tax expense for the six months ended March 31, 2009 increased $1.0 million, or 2.9%, to $35.8 million as compared to $34.8 million in the corresponding period last year.  The effective tax rate for the six months ended March 31, 2009 was 30.0% as compared to 34.7% for the corresponding period last year.

The decrease in the effective tax rate was due to the recognition of the benefits from research and experimentation credits from the current and prior years.

Net Income

Net income for the three months ended March 31, 2009 increased $7.6 million, or 21.1%, to $43.4 million as compared to $35.8 million in the corresponding period last year for the reasons stated above.

Net income for the six months ended March 31, 2009 increased $19.0 million, or 29.1%, to $84.3 million as compared to $65.3 million in the corresponding period last year for the reasons stated above.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2009	2008	$	%	2009	2008	$	%
	(in thousands)
Revenue	$1,240,355	$955,067	$285,288	29.9%	$2,471,681	$1,848,508	$623,173	33.7%
Other direct costs	341,299	244,436	96,863	39.6	726,335	489,352	236,983	48.4
Revenue, net of other direct costs	899,056	710,631	188,425	26.5	1,745,346	1,359,156	386,190	28.4
Cost of revenue, net of other direct costs	823,067	652,554	170,513	26.1	1,595,430	1,248,716	346,714	27.8
Gross profit	$75,989	$58,077	$17,912	30.8%	$149,916	$110,440	$39,476	35.7%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.5	91.8	91.4	91.9
Gross profit	8.5%	8.2%	8.6%	8.1%

Revenue

Revenue for our PTS segment for the three months ended March 31, 2009 increased $285.3 million, or 29.9%, to $1.2 billion as compared to $955.1 million in the corresponding period last year.  Of this increase, $245.0 million, or 85.9%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $40.3 million, or 4.2%.

Revenue for our PTS segment for the six months ended March 31, 2009 increased $623.2 million, or 33.7%, to $2.5 billion as compared to $1.8 billion in the corresponding period last year.  Of this increase, $488.4 million, or 78.4%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $134.8 million, or 7.3%.

These increases in revenue were primarily driven by strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Hong Kong, Libya and Australia. Increased services provided in these markets were partially offset by a decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding period last year.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our PTS segment for the three months ended March 31, 2009 increased $188.4 million, or 26.5%, to $899.1 million as compared to $710.6 million in the corresponding period last year.  Of this increase, $155.2 million, or 82.4%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $33.2 million, or 4.7%.

Revenue, net of other direct costs for our PTS segment for the six months ended March 31, 2009 increased $386.2 million, or 28.4%, to $1.7 billion as compared to $1.4 billion in the corresponding period last year.  Of this increase, $316.0 million, or 81.8%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $70.2 million, or 5.2%.

The increases in revenue, net of other direct costs were primarily due to strong demand for our engineering and program management services on infrastructure projects in the markets noted above, resulting in increased project staffing, partially offset by the decline in our commercial facilities business and weaker foreign currencies as compared to their value against the U.S. dollar in the corresponding prior periods.

Gross Profit

Gross profit for our PTS segment for the three months ended March 31, 2009 increased $17.9 million, or 30.8%, to $76.0 million as compared to $58.1 million in the corresponding period last year.  Of this increase, $10.6 million, or 59.2%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $7.3 million, or 12.6%.  For the three months ended March 31, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 8.5% as compared to 8.2% in the corresponding period last year.

Gross profit for our PTS segment for the six months ended March 31, 2009 increased $39.5 million, or 35.7%, to $149.9 million as compared to $110.4 million in the corresponding period last year.  Of this increase, $19.9 million, or 50.4%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $19.6 million, or 17.7%.  For the six months ended March 31, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 8.6% as compared to 8.1% in the corresponding period last year.

The increase in gross profit, excluding acquired companies, was primarily attributable to the increase in revenue, net of other direct costs and improved project performance.  The increase in gross profit, as a percentage of revenue, net of other direct costs, was primarily attributable to improved project performance.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our PTS segment for the three months ended March 31, 2009 increased $0.7 million, or 27.4%, to $3.4 million as compared to $2.7 million in the corresponding period last year.

Equity in earnings of joint ventures for our PTS segment for the six months ended March 31, 2009 increased $2.7 million, or 72.2%, to $6.4 million as compared to $3.7 million in the corresponding period last year.

These increases in equity in earnings of joint ventures were primarily attributable to contributions by various joint ventures from companies acquired in the past twelve months, primarily Earth Tech, and increased volume on a joint venture providing engineering and design services for the Jebil Ali Airport City in the United Arab Emirates. These increases were partially offset by the acquisition in September 2008 of the majority partner’s interest in a joint venture in the Middle East that provides consulting and project management services.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2009	2008	$	%	2009	2008	$	%
	(in thousands)
Revenue	$258,403	$209,054	$49,349	23.6%	$481,205	$395,863	$85,342	21.6%
Other direct costs	191,597	168,933	22,664	13.4	371,199	328,681	42,518	12.9
Revenue, net of other direct costs	66,806	40,121	26,685	66.5	110,006	67,182	42,824	63.7
Cost of revenue, net of other direct costs	53,161	27,465	25,696	93.6	89,081	52,912	36,169	68.4
Gross profit	$13,645	$12,656	$989	7.8%	$20,925	$14,270	$6,655	46.6%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	79.6	68.5	81.0	78.8
Gross profit	20.4%	31.5%	19.0%	21.2%

Revenue

Revenue for our MSS segment for the three months ended March 31, 2009 increased $49.3 million, or 23.6%, to $258.4 million as compared to $209.1 million in the corresponding period last year.

Revenue for our MSS segment for the six months ended March 31, 2009 increased $85.3 million, or 21.6%, to $481.2 million as compared to $395.9 million in the corresponding period last year.

These increases in revenue were primarily attributable to increased scope on our combat support project in the Middle East, increased activity on the Taji National Depot project for the United States Army that was in its initial phase in the prior year corresponding periods, and work performed on new task orders on the Contract Field Teams project with the United States Air Force, Growth on these projects was partially offset by a reduction in volume in our global maintenance and supply services business for the United States government in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our MSS segment for the three months ended March 31, 2009 increased $26.7 million, or 66.5%, to $66.8 million as compared to $40.1 million in the corresponding period last year.

Revenue, net of other direct costs for our MSS segment for the six months ended March 31, 2009 increased $42.8 million, or 63.7%, to $110.0 million as compared to $67.2 million in the corresponding period last year.

These increases in revenue, net of other direct costs were primarily attributable to an increase in our services and personnel resulting from additional task orders received on the Contract Field Teams project that commenced in October 2008. The higher percentage growth in revenue, net of other direct costs as compared to revenue was the result of the increase in task orders on the Contract Field Teams project which has a significantly greater portion of self-performed work as compared to other projects in the MSS segment.

Gross Profit

Gross profit for our MSS segment for the three months ended March 31, 2009 increased $0.9 million, or 7.8%, to $13.6 million as compared to $12.7 million in the corresponding period last year.  For the three months ended March 31, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 20.4% as compared to 31.5% in the corresponding period last year.

Gross profit for our MSS segment for the six months ended March 31, 2009 increased $6.6 million, or 46.6%, to $20.9 million as compared to $14.3 million in the corresponding period last year.  For the six months ended March 31, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 19.0% as compared to 21.2% in the corresponding period last year.

These increases in gross profit were primarily due to the increases in revenue. The decreases in gross profit, as a percentage of revenue, net of other direct costs were primarily due to the favorable resolution in the second quarter of fiscal 2008 of certain contract matters with the United States government and the growth in revenue, net of other direct costs noted above.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our MSS segment for the three months ended March 31, 2009 increased $0.2 million, or 12.2%, to $1.5 million as compared to $1.3 million in the corresponding period last year.

Equity in earnings of joint ventures for our MSS segment for the six months ended March 31, 2009 increased $1.2 million, or 35.4%, to $4.3 million as compared to $3.1 million in the corresponding period last year.

These increases in equity in earnings of joint ventures were primarily due to increased activities in two joint ventures that provide training support services for international civilian police officers and peacekeepers and technical services for the Department of Energy at the Nevada Test Site.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, existing cash and cash equivalents, and our borrowing capacity under our revolving credit facility.  Our principal uses of cash are for operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt.  While our access to capital has not been severely affected by the credit crisis currently affecting global markets, we believe, if credit markets globally do not recover, its full impact may adversely affect our cost of borrowing in the future. We believe we have adequate liquidity and capital resources to fund our operations, support our acquisition strategy, service our debt and meet our anticipated cash requirements for at least the next twelve months.

At March 31, 2009, cash and cash equivalents were $241.2 million, an increase of $46.7 million, or 24.0%, from September 30, 2008, as a result of operating, investing and financing activities, including acquisitions, as described below.

Net cash provided by operating activities was $11.8 million for the six months ended March 31, 2009, an increase of $8.5 million from net cash provided by operating activities of $3.3 million for the six months ended March 31, 2008.  The increase was primarily attributable to the timing of collections of accounts receivable and billings in excess of costs on uncompleted contracts, and payments of accrued expenses.

Net cash provided by investing activities was $32.9 million for the six months ended March 31, 2009, an increase of $41.4 million from net cash used in investing activities of $8.5 million in the six months ended March 31, 2008.  The increase in net cash provided by investing activities was primarily due to less cash being used to fund business acquisitions.

Net cash provided by financing activities was $10.1 million for the six months ended March 31, 2009, an increase of $4.4 million from cash provided by financing activities of $5.7 million in the comparable period last year.  In March 2009, we sold 4.6 million shares of common stock in a public offering at a price per share of $20.20, for proceeds of approximately $91.6 million, net of underwriters’ discounts and offering costs.  These proceeds were primarily used to repay borrowings on our unsecured revolving credit facility.

Working Capital

Working capital, or current assets less current liabilities, increased $58.0 million, or 9.2%, to $689.2 million at March 31, 2009 from $631.2 million at September 30, 2008, primarily as a result of reduced accrued expenses.

Because our revenue depends to a great extent on billable labor hours, most of our charges are invoiced following the end of the month in which the hours were worked, the majority usually within 15 days.  Other direct costs are normally billed along with labor hours.  However, as opposed to salary costs, which are generally paid on either a bi-weekly or monthly basis, other direct costs are, subject to contract terms and applicable law, generally not paid until we receive payment (in some cases in the form of advances) from our customers.

Days sales outstanding, based on accounts receivable, net of billings in excess of costs on uncompleted contracts, was 80 days at March 31, 2009, compared to 86 days at March 31, 2008.

Borrowings and Lines of Credit

At March 31, 2009 and September 30, 2008, our debt consisted of the following:

	March 31, 2009	September 30, 2008
	(in thousands)
Unsecured revolving credit facility	$225,000	$310,000
Senior notes	—	8,333
Unsecured term credit agreement	27,199	25,985
Other debt	38,224	53,691
Total debt	290,423	398,009
Less: Current portion of debt	(15,046)	(32,035)
Long-term debt, less current portion	$275,377	$365,974

Unsecured Revolving Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  Borrowings under the credit facility are limited by certain financial covenants.  At March 31, 2009, $225.0 million was outstanding and at September 30, 2008, $310.0 million was outstanding under the credit facility.  At March 31, 2009 and September 30, 2008, outstanding standby letters of credit totaled $26.7 million under the credit facility.  At March 31, 2009, we had $348.3 million available for borrowing under the credit facility.  The Company was in compliance with all of its debt covenants, and could have drawn upon the remaining $348.3 million available under the credit facility.

The Company entered into three and two interest rate swap agreements with financial institutions during the quarters ended September 30, 2008 and March 31, 2009, respectively.  The swap agreements fixed the variable interest rates of $225.0 million of the outstanding debt under the Company’s revolving credit facility.  The Company applies cash flow hedge accounting for the interest rate swap agreements in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, the derivatives are recorded as liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income.  The change in fair value related to the derivatives included in other comprehensive income/(loss) for the six months ended March 31, 2009 was $(1.6) million, net of tax.  The applicable fixed rates and the related expiration dates of the swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	0.7%	May 2009
$25,000	0.8%	August 2009
$50,000	2.8%	August 2009
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

Our average effective interest rate on borrowings under the revolving credit facility during the six months ended March 31, 2009 was 3.0%.

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

Other Debt

Other debt includes $27.0 million in notes payable to a bank, collateralized by real property, which was assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% and mature in December 2028.

In addition to the revolving credit facility discussed above, at March 31, 2009, we had $151.3 million of non-U.S. unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit.

Commitments and Contingencies

Planned capital expenditures include payments for acquisitions, property and equipment additions and replacements, expenditures to further the implementation of our enterprise resource planning system and commitments under our incentive compensation programs.  As we embark on other capital-intensive initiatives, additional working capital may be required.

As of March 31, 2009, there was approximately $126.0 million outstanding under standby letters of credit issued, primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We adopted certain provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  The total amounts of employer contributions paid for the six months ended March 31, 2009 were $1.1 million for U.S. plans and $8.0 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2009 are $5.5 million for U.S. plans and $6.9 million for non-U.S. plans.  In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition.  This accounting standard is effective beginning October 1, 2009.  We are currently evaluating the impact of SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  Under SFAS 160, companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired.  SFAS 160 is effective beginning October 1, 2009.  We are currently evaluating the impact of SFAS 160 on our financial statements.

Off-Balance Sheet Arrangements

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services.  The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner.  Some of these joint ventures are considered variable interest entities under Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R).  We have consolidated all joint ventures for which we are the primary beneficiary.  For all others, the Company’s portion of the earnings is recorded in equity in earnings of the joint ventures.  We do not believe that we have any off-balances sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Interest Rate Risk

Our unsecured revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  Interest on amounts borrowed under our unsecured revolving credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance.  Our variable rate obligations, approximately $32 million at March 31, 2009, expose us to the risk of rising interest rates.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could increase or decrease by $0.3 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ending March 31, 2009 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If the economy remains depressed or continues to weaken, our revenue and profitability could be adversely affected.

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

We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At March 31, 2009, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $105.0 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment is characterized by declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our result of operations could be materially and adversely affected.

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

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

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

At March 31, 2009, our contracted backlog was approximately $5.2 billion and our awarded backlog was approximately $4.0 billion for a total backlog of $9.2 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

We have submitted claims to clients for work we performed beyond the initial scope of some of our contracts. If these clients do not approve these claims, our results of operations could be adversely impacted.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2009, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

0.703 shares of our Class C preferred stock to U.S. Trust for the benefit of our employee stockholders under our Deferred Compensation Plan. No consideration was received for such securities.

We issued the securities to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (Annual Meeting) was held on March 5, 2009.  Of voteable shares outstanding on January 5, 2009, a total of 91,696,824 were represented in person or by proxy at the Annual Meeting.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a)  To elect Class I Directors, each to serve for a three-year term and until his or her successor is duly elected and qualified.  Votes recorded, by nominee, were as follows:

Nominee	For	Withheld
James H. Fordyce	89,466,690	2,230,133
Linda Griego	88,812,965	2,883,859
Richard G. Newman	87,159,428	4,537,396
William G. Ouchi	89,057,480	2,639,343

(b)  To consider and vote upon the ratification and approval of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009:

For	Against	Abstain
88,424,379	1,451,425	1,821,019

Each of the nominees above were elected as directors and the terms of Francis S. Y. Bong, H. Frederick Christie, John M. Dionisio, S. Malcolm Gillis, Robert J. Lowe, Norman Y. Mineta, and William P. Rutledge continued after the Annual Meeting.

Item 5.  Other Information

As previously disclosed, James R. Royer announced that he would retire as Vice Chairman, effective June 1, 2009.  On March 30, 2009, Mr. Royer advised the Company that his retirement would take effect on April 1, 2009.  Mr. Royer continues to serve as an advisor to the Company and also as a member of the board of directors of certain of our joint venture operations.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
10.1*	Change in Control Severance Policy for Key Executives

21.1	Subsidiaries of the Company

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*             Incorporated by reference to exhibit of like number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION

Date: May 8, 2009	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer