Form 10-Q
period 2009-06-30
AECOM TECHNOLOGY CORP
filed 2009-08-07
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, 110,319,673 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,367	$169,471
Cash in consolidated joint ventures	32,639	23,651
Total cash and cash equivalents	275,006	193,122
Marketable securities	—	81,449
Accounts receivable—net	1,673,394	1,621,514
Prepaid expenses and other current assets	80,472	74,343
Assets held for sale	163,947	163,103
Income taxes receivable	11,207	1,599
Deferred tax assets—net	41,089	30,620
TOTAL CURRENT ASSETS	2,245,115	2,165,750
PROPERTY AND EQUIPMENT—NET	215,916	223,017
DEFERRED TAX ASSETS—NET	43,104	45,886
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	36,953	46,432
GOODWILL	1,044,755	949,089
INTANGIBLE ASSETS—NET	65,395	80,297
OTHER NON-CURRENT ASSETS	83,959	85,718
TOTAL ASSETS	$3,735,197	$3,596,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$5,238	$7,898
Accounts payable	353,412	387,963
Accrued expenses and other current liabilities	663,696	642,693
Billings in excess of costs on uncompleted contracts	342,587	292,810
Income taxes payable	—	18,944
Liabilities held for sale	138,552	130,334
Current portion of long-term debt	14,728	24,137
TOTAL CURRENT LIABILITIES	1,518,213	1,504,779
OTHER LONG-TERM LIABILITIES	302,161	282,393
LONG-TERM DEBT	221,047	365,974
TOTAL LIABILITIES	2,041,421	2,153,146
MINORITY INTEREST	27,475	20,050
STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 24,788 and 26,423 shares at June 30, 2009 and September 30, 2008; respectively, $100.00 liquidation preference value	2,479	2,642
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 57 and 69 shares as of June 30, 2009 and September 30, 2008, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 and 5 shares as of June 30, 2009 and September 30, 2008, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 109,603,164 and 102,983,378 as of June 30, 2009 and September 30, 2008, respectively	1,096	1,030
Additional paid-in capital	1,438,086	1,309,493
Accumulated other comprehensive loss	(129,495)	(111,549)
Retained earnings	354,135	221,377
TOTAL STOCKHOLDERS’ EQUITY	1,666,301	1,422,993
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,735,197	$3,596,189

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Revenue	$1,531,989	$1,321,203	$4,463,575	$3,565,574

Cost of revenue	1,444,872	1,245,494	4,207,618	3,365,155
Gross profit	87,117	75,709	255,957	200,419

Equity in earnings of joint ventures	6,153	5,313	16,793	12,163
General and administrative expenses	20,071	16,840	61,248	44,909
Income from operations	73,199	64,182	211,502	167,673

Minority interest in share of earnings	3,040	4,862	10,818	10,939
Other income (expense)	3,248	756	(2,958)	(872)
Interest income (expense), net	(2,517)	(198)	(8,134)	4,111
Income from continuing operations before income tax expense	70,890	59,878	189,592	159,973

Income tax expense	20,987	21,424	56,878	56,197

Income from continuing operations	49,903	38,454	132,714	103,776
Discontinued operations, net of tax	1,218	—	2,710	—
Net income	$51,121	$38,454	$135,424	$103,776

Net income allocation:
Preferred stock dividend	$63	$36	$134	$131
Net income available for common stockholders	51,058	38,418	135,290	103,645
Net income	$51,121	$38,454	$135,424	$103,776

Net income per share:
Basic
Continuing operations	$0.45	$0.38	$1.24	$1.03
Discontinued operations	0.01	—	0.02	—
	$0.46	$0.38	$1.26	$1.03

Diluted
Continuing operations	$0.45	$0.37	$1.22	$1.00
Discontinued operations	0.01	—	0.03	—
	$0.46	$0.37	$1.25	$1.00

Weighted average shares outstanding:
Basic	109,872	102,020	106,955	100,745
Diluted	111,515	104,563	108,761	103,681

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Net income	$51,121	$38,454	$135,424	$103,776

Other comprehensive income (loss):
Foreign currency translation adjustments	32,679	3,957	(18,159)	3,798
Swap valuation	355	—	(1,282)	—
Pension adjustments	(118)	2,668	1,495	4,256
Comprehensive income	$84,037	$45,079	$117,478	$111,830

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,424	$103,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,787	40,078
Equity in earnings of unconsolidated joint ventures	(16,793)	(12,163)
Distribution of earnings from unconsolidated affiliates	11,220	13,175
Non-cash stock compensation	19,214	17,103
Excess tax benefit from share based payments	(13,994)	(14,978)
Foreign currency translation	(1,420)	3,082
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(38,188)	(204,306)
Prepaid expenses and other assets	1,881	15,536
Accounts payable	(42,664)	15,505
Accrued expenses and other current liabilities	(60,537)	67,688
Billings in excess of costs on uncompleted contracts	48,277	63,060
Other long-term liabilities	48	(23,051)
Income taxes payable	(4,796)	7,505
Net cash provided by operating activities from continuing operations	98,459	92,010
Net cash provided by operating activities from discontinued operations	6,914	—
Net cash provided by operating activities	105,373	92,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(27,132)	(231,400)
Net investment in unconsolidated affiliates	853	(6,250)
Sales of investment securities	81,449	129,234
Purchases of investment securities	—	(9,900)
Payments for capital expenditures	(36,887)	(47,734)
Net cash provided by (used in) investing activities	18,283	(166,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,073	13,524
Repayments of borrowings under credit agreements	(163,994)	(8,816)
Proceeds from issuance of common stock	99,883	7,735
Proceeds from exercise of stock options	14,078	10,895
Payments to repurchase common stock	(3,904)	(8,929)
Excess tax benefit from share based payments	13,994	14,978
Net cash (used in) provided by financing activities	(38,870)	29,387

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,902)	850
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,884	(43,803)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	193,122	216,911
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$275,006	$173,108

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$12,446	$23,850

See accompanying Notes to Condensed Consolidated Financial Statements.

AECOM Technology Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of AECOM Technology Corporation (the Company), in the opinion of management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented.  All inter-company balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2008.

The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to applicable Securities and Exchange Commission rules and regulations.

2.              Public Offering of Common Stock

In March 2009, the Company sold 4.6 million shares of its common stock in a public offering at a price per share of $20.20, for proceeds of approximately $91.6 million, net of underwriters’ discounts and offering costs.

3.              Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165).  Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued.  SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS 165 became effective for the Company on June 30, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (“FSP 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  FSP 107-1 and APB 28-1 became effective for the Company in the quarter ended June 30, 2009, and their adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161), which is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of such instruments and activities on an entity’s financial position, financial performance and cash flows.  SFAS 161 was effective for the Company beginning on January 1, 2009.  The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

The Company utilizes derivative instruments to manage interest rate risk associated with its outstanding borrowings under the Company’s revolving credit facility.  The Company’s pay-fixed interest rate swaps are designated and qualify as cash flow hedges in accordance with the associated criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  Accordingly, the Company’s swaps are recorded at fair value on the balance sheet, and the effective portion of changes in the fair value of the swaps, measured quarterly, is reported in other comprehensive income, net of tax.  As of June 30, 2009, four swaps were outstanding, each in a liability position, and recorded in accrued expenses and other long-term liabilities on the balance sheet.

The change in fair value related to the swaps included in other comprehensive income/(loss) for the nine months ended June 30, 2009 was $(1.3) million, net of tax.  The Company expects that substantially all amounts recorded in other comprehensive income will be recorded as interest expense over the next twelve months.  The total of these derivative liabilities as of June 30, 2009 was $2.6 million, as discussed below.  The expiration dates and fixed rates of the swap agreements are as follows:

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

As it relates to its non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  The Company is still in the process of evaluating the impact that SFAS 157 will have on its pension related financial assets and liabilities and its other nonfinancial assets and liabilities.

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 30, 2009 (in millions):

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$3.7	$3.7	$—	$—
Total assets	$3.7	$3.7	$—	$—

Deferred compensation plan liability (1)	$87.6	$—	$87.6	$—
Derivative liabilities (2)	2.6	—	2.6	—
Total liabilities	$90.2	$—	$90.2	$—

(1)

The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for eligible highly compensated employees. As of June 30, 2009, the rabbi trust held approximately $3.7 million, or 7% of its investment assets, in marketable securities valued using quoted market prices. The remaining assets, not reflected in this table, of $47.8 million are valued at cash surrender value and not subject to SFAS 157 disclosure. The related deferred compensation liability represents the fair value of the participant deferrals. For additional information about the Company’s deferred compensation plan, refer to Note 16 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K/A.

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

4.               Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” by replacing the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity has both the: (1) power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits from the variable interest entity.  Additionally, this standard requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the Company on October 1, 2010.  The Company is currently evaluating the impact SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification as the recognized source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for the Company for the interim period ending September 30, 2009.  SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 is effective for the Company as of October 1, 2009.  The Company is currently evaluating the impact FSP 142-3 may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, such as costs to exit an activity or terminate or relocate employees, will be recognized as post-combination costs separately from the business acquisition.  This accounting standard is effective beginning October 1, 2009.  The Company is currently evaluating the impact of SFAS 141R on its financial statements.

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

5.               Business Acquisitions

On July 25, 2008, the Company completed the acquisition of the Earth Tech business unit of Tyco International Ltd. (Earth Tech), pursuant to a Purchase Agreement (Purchase Agreement) dated as of February 11, 2008, by and among the Company, Tyco International Finance, S.A. and other seller parties thereto.  Earth Tech provides a broad range of technical and consulting services, including architecture, engineering, and design and build services to water/wastewater, environmental, transportation, and facilities clients globally.  The Company acquired Earth Tech to increase its global presence, particularly in the Americas, Europe and Australia.  This acquisition also strengthened the Company’s water and wastewater business, while augmenting its leadership position in the environmental, facilities and transportation sectors.  The total purchase price for Earth Tech, net of proceeds from non-strategic Earth Tech businesses sold to date of $112 million, as described in Note 6 below, was approximately $354 million, in cash.  This total purchase price does not include the proceeds from the planned divestitures of certain Earth Tech assets being held for sale.  See also Note 6.  No gain or loss resulted from the sales of Earth Tech operations since they were sold for amounts that materially approximated their fair values at the acquisition date.  Goodwill related to Earth Tech is partially due to the fact that the values inherent in professional services businesses are largely attributable to existing human capital.

The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired Earth Tech at the beginning of the fiscal year ended September 30, 2008 (in millions, except per share data).  Other acquisitions completed during the periods presented were not material.

	Pro Forma
	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008

Revenue	$1,573	$4,316
Income from operations	$68	$171
Net income	$37	$98

Earnings per share from continuing operations:
Basic	$0.36	$0.97
Diluted	$0.35	$0.94

Weighted average shares outstanding:
Basic	102.0	100.7
Diluted	104.6	103.7

During the quarter ended June 30, 2009, the Company completed acquisitions for an aggregate purchase price of $20.8 million in cash, $6.0 million in promissory notes, and $12.4 million in stock.

6.              Discontinued Operations

As part of the July 2008 acquisition of Earth Tech into its Professional Technical Services segment, the Company acquired certain non-strategic businesses that it intends to divest.  Concurrent with the close of the purchase of Earth Tech, the Company divested Earth Tech’s Water & Power Technologies and North American Contract Operations businesses and Earth Tech’s Mexican operations.  Additionally, the Company divested Earth Tech’s Swedish business in September 2008, certain assets of the U.K. business in May 2009 and intends to divest certain international businesses and non-strategic contracts in the U.S. and Canada.  As a result, certain international businesses and non-strategic contracts in the U.S. and Canada have been segregated from continuing operations and presented as discontinued operations in the accompanying Consolidated Statements of Income and Cash Flows and as held for sale in the accompanying Consolidated Balance Sheet in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

For the three and nine months ended June 30, 2009, the summarized results of the discontinued operations, included in the Company’s results of operations, are as follows (in millions):

	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009

Revenue	$27.5	$82.8

Earnings before income taxes	$1.5	$3.2
Income tax expense	0.3	0.5
Earnings from discontinued operations, net of tax	$1.2	$2.7

Pursuant to Amendment No. 2 to the Purchase Agreement of Earth Tech, by and among the Company, Tyco International Finance, S.A. and other seller parties thereto, the parties agreed to, among other things, delay the legal transfer of Earth Tech’s U.K. businesses to the Company until certain third party consents to the transaction were obtained.  In May 2009, the Company received the consents and legal ownership of the U.K. businesses, and has divested and intends to divest certain of the assets (UK Assets) of the U.K. businesses.  No gain or loss resulted from the sales of UK Assets since they were sold for amounts that materially approximated their fair values at the acquisition date.  The remaining unsold UK Assets have been segregated from continuing operations and presented as discontinued operations in the accompanying Consolidated Statements of Income and of Cash Flows and as held for sale in the accompanying Consolidated Balance Sheet for all periods presented.  Accordingly, $0.7 million of income from continuing operations before taxes was reclassified to discontinued operations, net of tax, during fiscal 2009.  On the Consolidated Balance Sheet, the Company reclassified $78.0 million and $87.3 million of assets to assets held for sale, and $52.4 million and $62.3 million of liabilities to liabilities held for sale as of June 30, 2009 and September 30, 2008, respectively.

7.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
	(in thousands)
Billed	$994,094	$953,722
Unbilled	719,819	703,271
Contract retentions	53,977	47,241
Total accounts receivable—gross	1,767,890	1,704,234
Allowance for doubtful accounts	(94,496)	(82,720)
Total accounts receivable—net	$1,673,394	$1,621,514

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of June 30, 2009 and September 30, 2008 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of June 30, 2009 or September 30, 2008.

8.              Goodwill and Acquired Intangible Assets

The changes in the carrying value of goodwill by reporting segment for the nine months ended June 30, 2009 were as follows:

	September 30, 2008	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2009
			(in thousands)
Professional Technical Services	$946,263	$80,647	$(7,528)	$22,547	$1,041,929
Management Support Services	2,826	—	—	—	2,826
Total	$949,089	$80,647	$(7,528)	$22,547	$1,044,755

Post-acquisition adjustments to goodwill in part relate to additional consideration paid for businesses as a result of finalizing working capital adjustments.  In addition, in connection with the Earth Tech acquisition, the Company began to formulate plans at the date of acquisition for workforce reductions and facility closures.  The Company has substantially completed post acquisition procedures relating to the plans for facilities and severance liabilities.  The Company is in the process of finalizing its project related liabilities. Earth Tech is described in Note 5 above.

The following table presents, in millions, post-acquisition adjustments recorded in the current year:

	Post-Acquisition Adjustments
	Earth Tech	Other Acquisitions	Total
	(in millions)
Severance	$10.1	$0.3	$10.4
Facility	23.4	1.2	24.6
Deferred Tax (Assets) Liabilities	(34.0)	6.5	(27.5)
Intangible Assets	(6.7)	6.2	(0.5)
Purchase Price Adjustment	40.7	0.6	41.3
Project Related Accruals	29.7	2.6	32.3
Total	$63.2	$17.4	$80.6

The following table summarizes activity relating to severance and facility purchase accounting liabilities for Earth Tech during the nine months ended June 30, 2009:

	Nine Months Ended June 30, 2009
	Severance Costs	Facility Costs	Total
	(in millions)
Purchase Accounting Liabilities, beginning of the period	$—	$—	$—
Liabilities established during the period	10.1	23.4	33.5
Liabilities utilized during the period	(6.4)	(0.7)	(7.1)
Purchase Accounting Liabilities, end of the period	$3.7	$22.7	$26.4

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2009 and September 30, 2008, included in intangible assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	June 30, 2009		September 30, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$61,513	$49,958	$65,639	$36,001
Customer Relationships	68,211	14,371	59,649	8,990
Trade-Names	2,684	2,684	2,684	2,684
Total	$132,408	$67,013	$127,972	$47,675

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

The following table presents, in thousands, estimated amortization expense of existing intangible assets for the remainder of fiscal 2009 and for the succeeding years:

Fiscal Year	(in thousands)
2009	$6,035
2010	12,405
2011	7,031
2012	6,830
2013	6,830
Thereafter	26,264
Total	$65,395

9.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the plans for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in thousands)
Components of net periodic benefit cost:
Service costs	$462	$1,106	$563	$1,071	$1,386	$3,220	$1,689	$3,244
Interest cost on projected benefit obligation	2,154	5,405	1,912	4,781	6,461	15,848	5,736	14,527
Expected return on plan assets	(1,959)	(5,631)	(1,778)	(5,175)	(5,878)	(16,503)	(5,334)	(15,730)
Amortization of prior service costs	(209)	(78)	(290)	(98)	(628)	(230)	(870)	(303)
Amortization of net (gain) loss	608	807	833	783	1,825	2,363	2,499	2,372
Settlement (gain)/loss recognized	—	—	357	2,221	—	—	357	2,221
Net periodic benefit cost	$1,056	$1,609	$1,597	$3,583	$3,166	$4,698	$4,077	$6,331

The total amounts of employer contributions paid for the nine months ended June 30, 2009 were $6.0 million for U.S. plans and $11.8 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for fiscal year ending September 30, 2009 are $1.1 million for U.S. plans and $6.1 million for non-U.S. plans.  Included in other long-term liabilities are net pension liabilities of $97.8 and $116.3 million as of June 30, 2009 and September 30, 2008, respectively.

10.       Other Financial Information

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2009	2008
	(in millions)
Foreign currency translation adjustment	$(41.3)	$(23.1)
Defined benefit minimum pension liability adjustment	(86.6)	(88.1)
Interest rate swap valuation	(1.6)	(0.3)
	$(129.5)	$(111.5)

Accrued expenses consist of the following:

	June 30,	September 30,
	2009	2008
	(in millions)
Accrued salaries and benefits	$287.8	$315.4
Accrued contract costs	336.0	284.9
Other accrued expenses	39.9	42.4
Total accrued expenses	$663.7	$642.7

Accrued contract costs above include balances related to professional liability risks of $98.4 and $84.2 million as of June 30, 2009 and September 30, 2008, respectively.

11.       Reportable Segments

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Three Months Ended June 30, 2009
Revenue	$1,245,739	$286,250	$—	$1,531,989
Revenue, net of other direct costs (non-GAAP)	893,515	73,620	—	967,135
Gross profit	76,785	10,332	—	87,117
Gross profit as a % of revenue	6.2%	3.6%	—	5.7%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.6%	14.0%	—	9.0%
Equity in earnings of joint ventures	3,397	2,756	—	6,153
General and administrative expenses	—	—	20,071	20,071
Operating income	80,182	13,088	(20,071)	73,199

Three Months Ended June 30, 2008
Revenue	$1,096,986	$224,217	$—	$1,321,203
Revenue, net of other direct costs (non-GAAP)	809,715	43,569	—	853,284
Gross profit	67,453	8,256	—	75,709
Gross profit as a % of revenue	6.1%	3.7%	—	5.7%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.3%	18.9%	—	8.9%
Equity in earnings of joint ventures	2,922	2,391	—	5,313
General and administrative expenses	—	—	16,840	16,840
Operating income	70,375	10,647	(16,840)	64,182

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Nine Months Ended June 30, 2009
Revenue	$3,696,120	$767,455	$—	$4,463,575
Revenue, net of other direct costs (non-GAAP)	2,633,860	183,626	—	2,817,486
Gross profit	224,700	31,257	—	255,957
Gross profit as a % of revenue	6.1%	4.1%	—	5.7%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.5%	17.0%	—	9.1%
Equity in earnings of joint ventures	9,783	7,010	—	16,793
General and administrative expenses	—	—	61,248	61,248
Operating income	234,483	38,267	(61,248)	211,502
Segment assets	3,460,475	244,744	29,978	3,735,197

Nine Months Ended June 30, 2008
Revenue	$2,945,494	$620,080	$—	$3,565,574
Revenue, net of other direct costs (non-GAAP)	2,168,871	110,751	—	2,279,622
Gross profit	177,893	22,526	—	200,419
Gross profit as a % of revenue	6.0%	3.6%	—	5.6%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.2%	20.3%	—	8.8%
Equity in earnings of joint ventures	6,630	5,533	—	12,163
General and administrative expenses	—	—	44,909	44,909
Operating income	184,523	28,059	(44,909)	167,673

12.  Stock-Based Compensation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of awards granted represents the period of time the awards are expected to be outstanding.  As the Company’s common stock has only been publicly-traded since May 2007, expected volatility is based on historical volatility for a period consistent with the expected option term, of publicly-traded peer companies.  The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date.  The Company uses historical data as a basis to estimate the probability of forfeitures.

The fair value of options granted during the nine months ended June 30, 2009 and 2008 were determined using the following weighted average assumptions:

	Nine Months Ended June 30,
	2009	2008
Dividend yield	—	—
Expected volatility	38%	33%
Risk-free interest rate	1.8%	3.5%
Term (in years)	4.5	4.5

Under SFAS No. 123R, “Share-Based Payment,” (SFAS 123R) the Company’s expense related to stock options for the nine months ended June 30, 2009 and 2008 was $3.1 million and $1.8 million, respectively.

Stock option activity for the nine months ended June 30, 2009 and 2008 was as follows:

	2009		2008
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at September 30	5,309	$11.78	7,728	$9.27
Options granted	885	23.68	504	27.61
Options exercised	(1,682)	8.75	(2,388)	7.74
Options forfeited or expired	(40)	21.32	(67)	17.23
Outstanding at June 30	4,472	15.19	5,777	11.42

Vested and expected to vest in the future as of June 30	4,409	$14.98	5,747	$11.40

The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2009 and 2008 was $8.04 and $8.78, respectively.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period.  The Company recognized compensation expense relating to the PEP of $14.1 and $13.5 million during the nine months ended June 30, 2009 and 2008, respectively.  Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $1.1 and $0.0 million during the nine months ended June 30, 2009 and 2008, respectively.  Unrecognized compensation expense related to stock options, PEP units, and restricted stock units outstanding as of  June 30, 2009 was $8.0 million, $25.7 million, and $4.2 million, respectively, to be recognized over the awards’ respective vesting periods which are generally three years.

SFAS 123R requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) be classified as financing cash flows.  Excess tax benefits of $14.0 million and $15.0 million for the nine months ended June 30, 2009 and 2008, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

13.       Earnings Per Share

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Denominator for basic earnings per share	109,872	102,020	106,955	100,745
Potential common shares:
Stock options	1,561	2,464	1,701	2,827
Other	82	79	105	109
Denominator for diluted earnings per share	111,515	104,563	108,761	103,681

For the nine months ended June 30, 2009 and 2008, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

14.       Commitments and Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records in its financial statements amounts representing its estimated liabilities relating to claims, guarantees, litigation, audits and investigations.  The Company’s insurance coverage contains various retention and deductible amounts for which the Company provides accruals based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported.  It is the Company’s policy not to accrue for any potential legal expense to be incurred in defending the Company’s position.  The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company’s results of operations or financial position.  The Company is involved in various investigations, claims and lawsuits in the normal conduct of its business.  From time to time the Company establishes reserves for litigation when it considers it probable that a loss will occur and when the loss can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies.

City of Newport Litigation

Earth Tech, Inc. (ET), which the Company acquired in July 2008, and the City of Newport, Rhode Island (City) have been named as defendants in a lawsuit (Environment Rhode Island v. City of Newport) filed on July 16, 2008 in the United States District Court for the District of Rhode Island, under the federal Clean Water Act (CWA), 33 U.S.C. § 1365.  At that time, ET operated the City’s waste water treatment plant for the City as a contract operator.  At the same time it closed the acquisition of ET, the Company assigned the Newport operations contract to a third party contract operator, subject to the City’s consent.  The City consented to the assignment on November 14, 2008.

Although the lawsuit was filed on July 16, 2008, neither the City nor ET was formally served with the complaint until October 3, 2008.  The deadline for the defendants to respond to the complaint was extended on several occasions.  ET’s answer to the complaint was filed on July 17, 2009.  No other procedural developments, such as discovery, have yet occurred in the litigation.

The lawsuit relates primarily to combined sewer overflows (CSOs) from the City’s wastewater treatment plant into Newport Harbor.  The complaint consists essentially of two sets of counts.  The first set relates to alleged exceedances of numerical limits in the plant’s National Pollutant Discharge Elimination System discharge permit (Permit).  The second set of counts allege various failures to comply with narrative requirements of the Permit, primarily federal policies and procedures for minimizing, monitoring, and reporting CSOs that were incorporated into the Permit.

The complaint seeks injunctive relief against the City and ET, and it demands civil penalties and attorneys’ fees only from ET.  To date, plaintiffs have not quantified the monetary relief they seek.  If the plaintiffs are successful, statutory civil fines and penalties could be assessed against the City and ET by the court, and the plaintiffs may also recover attorneys’ fees.

The City, plaintiffs, state and Federal regulatory agencies have been engaged in settlement talks.  ET intends to defend itself vigorously in this lawsuit and also believes it has certain indemnity rights.

Letters of Credit and Guarantees

At June 30, 2009, the Company was contingently liable in the amount of approximately $129.9 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities.  The guarantees have various expiration dates.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties.  Under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities.  The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments.  The Company does not expect that these guarantees will have a material adverse effect on its Consolidated Balance Sheet or Statements of Income or of Cash Flows.

15.       Income Taxes

The effective tax rate for the nine month period ended June 30, 2009 was 30.0% as compared to 35.1% for the corresponding period last year.  The decrease in the effective tax rate was primarily due to the benefits from research and experimentation credits from the current and prior years, and reduction in tax reserves.  Included in the income from discontinued operations was a $0.5 million income tax expense for the nine month period ended June 30, 2009, compared to no expense for the corresponding period last year.

During the three months ended December 31, 2008, the Company concluded an examination by the California Franchise Tax Board (FTB) for the fiscal years 1990-2003 and has received a Notice of Proposed Adjustment (NOPA) from the FTB which resulted in an increase in the allowable R&E credits for the Company over such period.  The primary audit issue was the resolution of R&E credits applicable to California.  As a result of the NOPA and other events, the Company reduced the tax reserves for uncertain tax positions in accordance with the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”

During the three months ended June 30, 2009, the statute of limitations expired for the U.S. Federal income tax return for the fiscal year ended September 30, 2005.  The Company is currently under examination by the Internal Revenue Service (IRS) for fiscal years 2006 and 2007.  The examination process is at an early stage and the Company is unable to determine whether any material adjustments will be proposed by the IRS.

16.       Subsequent Events

The Company has evaluated the period after the balance sheet date up through August 7, 2009, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 44,000 employees and staff employed in the field on projects.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Nine Months Ended June 30,		Year Ended September 30,
	2009	2008	2008	2007	2006	2005	2004
	(in millions)
Other Financial Data:
Revenue	$4,464	$3,566	$5,184	$4,237	$3,421	$2,395	$2,012
Other direct costs	1,647	1,286	1,898	1,832	1,521	933	776
Revenue, net of other direct costs	2,817	2,280	3,286	2,405	1,900	1,462	1,236
Cost of revenue, net of other direct costs	2,561	2,080	3,000	2,207	1,757	1,345	1,131
Gross profit	256	200	286	198	143	117	105
Equity in earnings of joint ventures	17	12	22	12	6	2	3

Amortization expense of acquired intangible assets	19	8	18	12	15	3	—
Other general and administrative expenses	42	36	52	42	31	18	21
General and administrative expenses	61	44	70	54	46	21	21
Income from operations	$212	$168	$238	$156	$103	$98	$87

Reconciliation of Cost of Revenue:
Other direct costs	$1,647	$1,286	$1,898	$1,832	$1,521	$933	$776
Cost of revenue, net of other direct costs	2,561	2,080	3,000	2,207	1,757	1,345	1,131
Cost of revenue	$4,208	$3,366	$4,898	$4,039	$3,278	$2,278	$1,907

Results of Operations

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2009	2008	$	%	2009	2008	$	%
	(in thousands)
Revenue	$1,531,989	$1,321,203	$210,786	16.0%	$4,463,575	$3,565,574	$898,001	25.2%
Other direct costs	564,854	467,919	96,935	20.7	1,646,089	1,285,952	360,137	28.0
Revenue, net of other direct costs	967,135	853,284	113,851	13.3	2,817,486	2,279,622	537,864	23.6
Cost of revenue, net of other direct costs	880,018	777,575	102,443	13.2	2,561,529	2,079,203	482,326	23.2
Gross profit	87,117	75,709	11,408	15.1	255,957	200,419	55,538	27.7
Equity in earnings of joint ventures	6,153	5,313	840	15.8	16,793	12,163	4,630	38.1
General and administrative expenses	20,071	16,840	3,231	19.2	61,248	44,909	16,339	36.4
Income from operations	73,199	64,182	9,017	14.0	211,502	167,673	43,829	26.1
Minority interest in share of earnings	3,040	4,862	(1,822)	(37.5)	10,818	10,939	(121)	(1.1)
Other income (expense)	3,248	756	2,492	*	(2,958)	(872)	(2,086)	*
Interest income (expense), net	(2,517)	(198)	(2,319)	*	(8,134)	4,111	(12,245)	*
Income before income tax expense	70,890	59,878	11,012	18.4	189,592	159,973	29,619	18.5
Income tax expense	20,987	21,424	(437)	(2.0)	56,878	56,197	681	1.2
Income from continuing operations	49,903	38,454	11,449	29.8	132,714	103,776	28,938	27.9
Discontinued operations, net of tax	1,218	—	1,218	n/a	2,710	—	2,710	n/a
Net income	$51,121	$38,454	$12,667	32.9%	$135,424	$103,776	$31,648	30.5%

* Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.0	91.1	90.9	91.2
Gross profit	9.0	8.9	9.1	8.8
Equity in earnings of joint ventures	0.6	0.6	0.6	0.5
General and administrative expense	2.0	2.0	2.2	1.9
Income from operations	7.6	7.5	7.5	7.4
Minority interest in share of earnings	0.3	0.6	0.4	0.5
Other income (expense)	0.3	0.1	(0.1)	—
Interest income (expense), net	(0.3)	—	(0.3)	0.1
Income before income tax expense	7.3	7.0	6.7	7.0
Income tax expense	2.1	2.5	2.0	2.4
Income from continuing operations	5.2	4.5	4.7	4.6
Discontinued operations, net of tax	0.1	—	0.1	—
Net income	5.3%	4.5%	4.8%	4.6%

Revenue

Our revenue for the three months ended June 30, 2009 increased $210.8 million, or 16.0%, to $1.5 billion as compared to $1.3 billion for the corresponding period last year.  Of this increase, $214.4 million, or 101.7%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue decreased $3.6 million, or 0.3%.

Our revenue for the nine months ended June 30, 2009 increased $898.0 million, or 25.2%, to $4.5 billion as compared to $3.6 billion for the corresponding period last year.  Of this increase, $606.0 million, or 67.5%, was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $292.0 million, or 8.2%.

The decrease in revenue, excluding revenue provided by acquired companies, for the three months ended June 30, 2009 was primarily attributable to a reduction in demand for engineering and program management services on infrastructure projects provided by our business in the United Kingdom, a decline in our global commercial private facilities business, and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding period last year.  The reduction in services provided in these markets along with the weaker foreign currencies resulted in a decline in revenue of approximately $90 million as compared to the corresponding period last year.  This decline was partially offset by a $62 million, or 28%, increase in our MSS segment resulting from a higher volume of activity on contracts with the United States government and continued growth in our Hong Kong/China and Middle East businesses, which experienced a combined increase of approximately $23 million.

The increase in revenue for the nine months ended June 30, 2009 was primarily attributable to strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Libya, Hong Kong, and Australia, partially offset by a decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding periods last year.  The increase was further attributable to increased scope on our Combat Support project in the Middle East, increased activity on the Taji National Depot project for the United States Army that was in its initial phase in the prior year corresponding periods, and work performed on new task orders on the Contract Field Teams project with the United States Air Force.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs for the three months ended June 30, 2009 increased $113.8 million, or 13.3%, to $967.1 million as compared to $853.3 million in the corresponding period last year.  Of this increase, $129.2 million, or 113.5%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs decreased $15.4 million, or 1.8%.

Our revenue, net of other direct costs for the nine months ended June 30, 2009 increased $537.9 million, or 23.6%, to $2.8 billion as compared to $2.3 billion in the corresponding period last year.  Of this increase, $384.2 million, or 71.4%, was provided by companies acquired in the past twelve months.  Excluding the revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $153.7 million, or 6.7%.

The decrease in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, for the three months ended June 30, 2009 and the increase in revenue, net of other direct costs for the nine months ended June 30, 2009 were primarily due to the changes in revenue noted above.

Gross Profit

Our gross profit for the three months ended June 30, 2009 increased $11.4 million, or 15.1%, to $87.1 million as compared to $75.7 million in the corresponding period last year.  Of this increase, $7.1 million, or 62.3%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $4.3 million, or 5.7%.  For the three months ended June 30, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 9.0% as compared to 8.9% in the corresponding period last year.

Our gross profit for the nine months ended June 30, 2009 increased $55.6 million, or 27.7%, to $256.0 million as compared to $200.4 million in the corresponding period last year.  Of this increase, $15.9 million, or 28.6%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $39.7 million, or 19.8%.  For the nine months ended June 30, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 9.1% as compared to 8.8% in the corresponding period last year.

The increase in gross profit, excluding acquired companies, for the three months ended June 30, 2009, was primarily due to the increase in MSS revenue noted above and improved project performance in our PTS segment.  The increase in gross profit, as a percentage of revenue, net of other direct costs was primarily due to improved project performance in our PTS segment, and reduced overhead resulting from our continuing cost efficiency initiatives, partially offset by lower margins in our MSS segment as further described below.

The increases in gross profit, excluding acquired companies, for the nine months ended June 30, 2009 and gross profit, as a percentage of revenue, net of other direct costs were primarily attributable to the increase in revenue, improved project performance in our PTS segment and the benefits realized from our continuing cost efficiency initiatives.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2009 increased $0.9 million, or 15.8%, to $6.2 million as compared to $5.3 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2009 increased $4.6 million, or 38.1%, to $16.8 million as compared to $12.2 million in the corresponding period last year.

The increase for the three months ended June 30, 2009 was attributable to increased activity in several small joint ventures partially offset by the acquisition in September 2008 of the majority partner’s interest in a joint venture in the Middle East that provides consulting and project management services.

The increase for the nine months ended June 30, 2009 was primarily attributable to increased volume on a joint venture providing engineering and design services at an airport in the United Arab Emirates and a joint venture for technical services for the United States Department of Energy at the Nevada Test Site, partially offset by the acquisition in September 2008 of the majority partner’s interest in a joint venture in the Middle East that provides consulting and project management services.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2009 increased $3.3 million, or 19.2%, to $20.1 million as compared to $16.8 million in the corresponding period last year.  For the three months ended June 30, 2009 and 2008, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.0%.

Our general and administrative expenses for the nine months ended June 30, 2009 increased $16.3 million, or 36.4%, to $61.2 million as compared to $44.9 million in the corresponding period last year.  For the nine months ended June 30, 2009, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.2% as compared to 1.9% in the corresponding period last year.

The increases in general and administrative expenses were primarily attributable to costs associated with the support and integration of Earth Tech and other recent acquisitions, increased staffing and other expenses related to the growth in our business noted above, and continued investments to support our strategic initiatives.  The increase in general and administrative expenses was further due to a $10.9 million increase in intangible amortization expense of acquired intangible assets to $19.3 million for the nine months ended June 30, 2009.

Other Income / Expense

Our other income for the three months ended June 30, 2009 and 2008 was $3.2 million and $0.8 million, respectively.

Our other expense for the nine months ended June 30, 2009 and 2008 was $3.0 million and $0.9 million, respectively.

Other income and expense is primarily comprised of net gains and losses on investments that we hold to offset our exposure related to employees’ investment elections in a deferred compensation plan.

Interest Income / Expense

Our net interest expense for the three months ended June 30, 2009 was $2.5 million as compared to net interest expense of $0.2 million in the corresponding period last year.

Our net interest expense for the nine months ended June 30, 2009 was $8.1 million as compared to net interest income of $4.1 million in the corresponding period last year.

The increased net interest expense for the three and nine months ended June 30, 2009 as compared to the net interest expense and income in the corresponding periods last year is primarily due to higher borrowings and lower investment balances associated with the funding of acquisitions, including Earth Tech, completed in our fiscal 2008.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2009 decreased $0.4 million, or 2.0%, to $21.0 million as compared to $21.4 million in the corresponding period last year.  The effective tax rate for the three months ended June 30, 2009 was 29.6 % as compared to 35.8% for the corresponding period last year.

Our income tax expense for the nine months ended June 30, 2009 increased $0.7 million, or 1.2%, to $56.9 million as compared to $56.2 million in the corresponding period last year.  The effective tax rate for the nine months ended June 30, 2009 was 30.0 % as compared to 35.1% for the corresponding period last year.

The decrease in the effective tax rate was due to the recognition of the benefits from research and experimentation credits from the current and prior years, and the reduction in tax reserves.  During the quarter ended June 30, 2009, the reserve for uncertain tax positions was reduced for items in which the statute of limitations had expired, which primarily were from the federal income tax return for the September 30, 2005 tax year.

Net Income

Net income for the three months ended June 30, 2009 increased $12.6 million, or 32.9%, to $51.1 million as compared to $38.5 million in the corresponding period last year for the reasons stated above.

Net income for the nine months ended June 30, 2009 increased $31.6 million, or 30.5%, to $135.4 million as compared to $103.8 million in the corresponding period last year for the reasons stated above.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2009	2008	$	%	2009	2008	$	%
	(in thousands)
Revenue	$1,245,739	$1,096,986	$148,753	13.6%	$3,696,120	$2,945,494	$750,626	25.5%
Other direct costs	352,224	287,271	64,953	22.6	1,062,260	776,623	285,637	36.8
Revenue, net of other direct costs	893,515	809,715	83,800	10.3	2,633,860	2,168,871	464,989	21.4
Cost of revenue, net of other direct costs	816,730	742,262	74,468	10.0	2,409,160	1,990,978	418,182	21.0
Gross profit	$76,785	$67,453	$9,332	13.8%	$224,700	$177,893	$46,807	26.3%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.4	91.7	91.5	91.8
Gross profit	8.6%	8.3%	8.5%	8.2%

Revenue

Revenue for our PTS segment for the three months ended June 30, 2009 increased $148.8 million, or 13.6%, to $1.2 billion as compared to $1.1 billion in the corresponding period last year.  Of this increase, $214.4 million, or 144.1%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue decreased $65.6 million, or 6.0%.

Revenue for our PTS segment for the nine months ended June 30, 2009 increased $750.6 million, or 25.5%, to $3.7 billion as compared to $2.9 billion in the corresponding period last year.  Of this increase, $606.0 million, or 80.7%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, PTS’ revenue increased $144.6 million, or 4.9%.

The decrease in revenue for the three months ended June 30, 2009, excluding revenue provided by acquired companies, was primarily attributable to a reduction in demand for engineering and program management services on infrastructure projects provided by our business in the United Kingdom, a decline in our global commercial facilities business, and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding period last year.  The reduction in services provided in these markets along with weaker foreign currencies resulted in a decline in revenue of approximately $90 million as compared to the corresponding period last year. This decline was partially offset by continued growth in our Hong Kong/China and Middle East businesses which together experienced an increase in revenue of approximately $23 million compared to the prior year.

The increase in revenue, excluding acquired companies, for the nine months ended June 30, 2009 was primarily driven by strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Hong Kong, Libya and Australia. Increased services provided in these markets were partially offset by a decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) as compared to their value against the U.S. dollar in the corresponding period last year.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our PTS segment for the three months ended June 30, 2009 increased $83.8 million, or 10.3%, to $893.5 million as compared to $809.7 million in the corresponding period last year.  Of this increase, $129.2 million, or 154.2%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs decreased $45.4 million, or 5.6%.

Revenue, net of other direct costs for our PTS segment for the nine months ended June 30, 2009 increased $465.0 million, or 21.4%, to $2.6 billion as compared to $2.2 billion in the corresponding period last year.  Of this increase, $384.2 million, or 82.6%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, PTS’ revenue, net of other direct costs increased $80.8 million, or 3.7%.

The decrease in revenue, net of other direct costs for the three months ended June 30, 2009 was primarily attributable to reduced services provided.

The increase in revenue, net of other direct costs for the nine months ended June 30, 2009 was primarily due to strong demand for our engineering and program management services on infrastructure projects in the markets noted above, resulting in increased project staffing, partially offset by the decline in our commercial facilities business and weaker foreign currencies as compared to their value against the U.S. dollar in the corresponding prior periods.

Gross Profit

Gross profit for our PTS segment for the three months ended June 30, 2009 increased $9.3 million, or 13.8%, to $76.8 million as compared to $67.5 million in the corresponding period last year.  Of this increase, $7.1 million, or 76.3%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $2.2 million, or 3.3%.  For the three months ended June 30, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 8.6% as compared to 8.3% in the corresponding period last year.

Gross profit for our PTS segment for the nine months ended June 30, 2009 increased $46.8 million, or 26.3%, to $224.7 million as compared to $177.9 million in the corresponding period last year.  Of this increase, $15.9 million, or 34.0%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $30.9 million, or 17.4%.  For the nine months ended June 30, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 8.5% as compared to 8.2% in the corresponding period last year.

These increases in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to improved project performance, and reduced overhead resulting from our continuing cost efficiency initiatives.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our PTS segment for the three months ended June 30, 2009 increased $0.5 million, or 16.3%, to $3.4 million as compared to $2.9 million in the corresponding period last year.

Equity in earnings of joint ventures for our PTS segment for the nine months ended June 30, 2009 increased $3.2 million, or 47.6%, to $9.8 million as compared to $6.6 million in the corresponding period last year.

The increase for the three months ended June 30, 2009 was primarily due to increased activity in several small joint ventures partially offset by the acquisition in September 2008 of the majority partner’s interest in a joint venture in the Middle East that provides consulting and project management services.

The increase for the nine months ended June 30, 2009 was primarily attributable to increased volume on a joint venture providing engineering and design services for the Jebil Ali Airport City in the United Arab Emirates.  The increase was partially offset by the acquisition in September 2008 of the majority partner’s interest in a joint venture in the Middle East that provides consulting and project management services.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2009	2008	$	%	2009	2008	$	%
	(in thousands)
Revenue	$286,250	$224,217	$62,033	27.7%	$767,455	$620,080	$147,375	23.8%
Other direct costs	212,630	180,648	31,982	17.7	583,829	509,329	74,500	14.6
Revenue, net of other direct costs	73,620	43,569	30,051	69.0	183,626	110,751	72,875	65.8
Cost of revenue, net of other direct costs	63,288	35,313	27,975	79.2	152,369	88,225	64,144	72.7
Gross profit	$10,332	$8,256	$2,076	25.1%	$31,257	$22,526	$8,731	38.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	86.0	81.1	83.0	79.7
Gross profit	14.0%	18.9%	17.0%	20.3%

Revenue

Revenue for our MSS segment for the three months ended June 30, 2009 increased $62.1 million, or 27.7%, to $286.3 million as compared to $224.2 million in the corresponding period last year.

Revenue for our MSS segment for the nine months ended June 30, 2009 increased $147.4 million, or 23.8%, to $767.5 million as compared to $620.1 million in the corresponding period last year.

These increases were primarily attributable to new task orders on our Contract Field Teams project with the United States Air Force, and a higher volume of activity on our Taji National Depot and Combat Support projects for the United States Army in the Middle East. Revenue growth from these projects was approximately $79 million and $188 million for the three months and nine months ended June 30, 2009, respectively, partially offset by a reduction in volume in our global maintenance and supply services business.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs for our MSS segment for the three months ended June 30, 2009 increased $30.0 million, or 69.0%, to $73.6 million as compared to $43.6 million in the corresponding period last year.

Revenue, net of other direct costs for our MSS segment for the nine months ended June 30, 2009 increased $72.8 million, or 65.8%, to $183.6 million as compared to $110.8 million in the corresponding period last year.

These increases in revenue, net of other direct costs were primarily attributable to an increase in our services and personnel resulting from task orders received on our Contract Field Teams project that commenced in October 2008 and increased activity on our Taji National Depot project.  For the three and nine months ended June 30, 2009, revenue, net of other direct costs from these projects increased approximately $35 million and $72 million, respectively.

The higher percentage growth in revenue, net of other direct costs as compared to revenue was the result of the increase in task orders on the Contract Field Teams project which has a significantly greater portion of self-performed work as compared to other projects in the MSS segment.

Gross Profit

Gross profit for our MSS segment for the three months ended June 30, 2009 increased $2.0 million, or 25.1%, to $10.3 million as compared to $8.3 million in the corresponding period last year.  For the three months ended June 30, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 14.0% as compared to 18.9% in the corresponding period last year.

Gross profit for our MSS segment for the nine months ended June 30, 2009 increased $8.8 million, or 38.8%, to $31.3 million as compared to $22.5 million in the corresponding period last year.  For the nine months ended June 30, 2009, gross profit, as a percentage of revenue, net of other direct costs, was 17.0% as compared to 20.3% in the corresponding period last year.

These increases in gross profit were primarily due to the increases in revenue.  The decreases in gross profit, as a percentage of revenue, net of other direct costs were primarily due to the growth in revenue, net of other direct costs for the Contract Field Teams project noted above, which has a relatively lower margin than typical MSS projects.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures for our MSS segment for the three months ended June 30, 2009 increased $0.4 million, or 15.3%, to $2.8 million as compared to $2.4 million in the corresponding period last year.

Equity in earnings of joint ventures for our MSS segment for the nine months ended June 30, 2009 increased $1.5 million, or 26.7%, to $7.0 million as compared to $5.5 million in the corresponding period last year.

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

At June 30, 2009, cash and cash equivalents were $275.0 million, an increase of $81.9 million, or 42.4%, from September 30, 2008, as a result of operating, investing and financing activities, including acquisitions, as described below.

Net cash provided by operating activities was $105.4 million for the nine months ended June 30, 2009, an increase of $13.4 million from net cash provided by operating activities of $92.0 million for the nine months ended June 30, 2008.  The increase was primarily attributable to the increase in net income and the timing of collections of accounts receivable and payments of accrued expenses.

Net cash provided by investing activities was $18.3 million for the nine months ended June 30, 2009 compared with net cash used in investing activities of $166.1 million in the nine months ended June 30, 2008.  The change was primarily due to less cash being used to fund business acquisitions.

Net cash used in financing activities was $38.9 million for the nine months ended June 30, 2009, compared with cash provided by financing activities of $29.4 million in the comparable period last year.  In March 2009, we sold 4.6 million shares of common stock in a public offering at a price per share of $20.20, for proceeds of approximately $91.6 million, net of underwriters’ discounts and offering costs.  These proceeds were primarily used to repay borrowings of $85.0 million on our unsecured revolving credit facility.

Working Capital

Working capital, or current assets less current liabilities, increased $65.9 million, or 10.0%, to $726.9 million at June 30, 2009 from $661.0 million at September 30, 2008, primarily as a result of the proceeds from our sale of stock that was primarily used to pay down our credit facility and reduced accrued expenses.

Because our revenue depends to a great extent on billable labor hours, most of our charges are invoiced following the end of the month in which the hours were worked, the majority usually within 15 days.  Other direct costs are normally billed along with labor hours.  However, as opposed to salary costs, which are generally paid on either a bi-weekly or monthly basis, other direct costs are, subject to contract terms and applicable law, generally not paid by us to our vendors until we receive payment (in some cases in the form of advances) from our customers.

Days sales outstanding, based on accounts receivable, net of billings in excess of costs on uncompleted contracts, was 79 days at June 30, 2009, compared to 78 days at June 30, 2008.

Borrowings and Lines of Credit

At June 30, 2009 and September 30, 2008, our debt consisted of the following:

	June 30, 2009	September 30, 2008
	(in thousands)
Unsecured revolving credit facility	$175,000	$310,000
Senior notes	—	8,333
Unsecured term credit agreement	22,906	25,985
Other debt	43,107	53,691
Total debt	241,013	398,009
Less: Current portion of debt	(19,966)	(32,035)
Long-term debt, less current portion	$221,047	$365,974

Unsecured Revolving Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.375%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  Borrowings under the credit facility are limited by certain financial covenants.  At June 30, 2009, $175.0 million was outstanding and at September 30, 2008, $310.0 million was outstanding under the credit facility.  At June 30, 2009 and September 30, 2008, outstanding standby letters of credit totaled $29.2 and $26.7 million, respectively, under the credit facility.  At June 30, 2009, we had $395.8 million available for borrowing under the credit facility.  The Company was in compliance with all of its financial covenants, and could have drawn upon the remaining $395.8 million available under the credit facility.

The Company’s interest rate swap agreements with financial institutions fix the variable interest rates of $175.0 million of the outstanding debt under the Company’s revolving credit facility.  The Company applies cash flow hedge accounting for the interest rate swap agreements in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, the swaps are recorded as liabilities at fair value and the effective portion of changes in the fair value of the swaps, as measured quarterly, is reported in other comprehensive income.  The change in fair value related to the swaps included in other comprehensive income/(loss) for the nine months ended June 30, 2009 was $(1.3) million, net of tax.  The applicable fixed rates and the related expiration dates of the swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$25,000	0.8%	August 2009
$50,000	2.8%	August 2009
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

Our average effective interest rate on borrowings under the revolving credit facility during the nine months ended June 30, 2009 was 3.0%.

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

Other Debt

Other debt includes $26.8 million in notes payable to a bank, collateralized by real property, which was assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% and mature in December 2028.

In addition to the revolving credit facility discussed above, at June 30, 2009, we had $155.0 million of non-U.S. unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit.

Commitments and Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records in its financial statements amounts representing its estimated liabilities relating to claims, guarantees, litigation, audits and investigations.  The Company’s insurance coverage contains various retention and deductible amounts for which the Company provides accruals based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported.  It is the Company’s policy not to accrue for any potential legal expense to be incurred in defending the Company’s position.  The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company’s results of operations or financial position.  The Company is involved in various investigations, claims and lawsuits in the normal conduct of its business, none of which, in the opinion of management, based upon current information and discussions with counsel, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.  From time to time the Company establishes reserves for litigation when it considers it probable that a loss will occur.

City of Newport Litigation

Earth Tech, Inc. (ET), which the Company acquired in July 2008, and the City of Newport, Rhode Island (City) have been named as defendants in a lawsuit (Environment Rhode Island v. City of Newport) filed on July 16, 2008 in the United States District Court for the District of Rhode Island, under the federal Clean Water Act (CWA), 33 U.S.C. § 1365.  At that time, ET operated the City’s waste water treatment plant for the City as a contract operator.  At the same time it closed the acquisition of ET, the Company assigned the Newport operations contract to a third party contract operator, subject to the City’s consent.  The City consented to the assignment on November 14, 2008.

Although the lawsuit was filed on July 16, 2008, neither the City nor ET was formally served with the complaint until October 3, 2008.  The deadline for the defendants to respond to the complaint was extended on several occasions.  ET’s answer to the complaint was filed on July 17, 2009.  No other procedural developments, such as discovery, have yet occurred in the litigation.

The lawsuit relates primarily to combined sewer overflows (CSOs) from the City’s wastewater treatment plant into Newport Harbor.  The complaint consists essentially of two sets of counts.  The first set relates to alleged exceedances of numerical limits in the plant’s National Pollutant Discharge Elimination System discharge permit (Permit).  The second set of counts allege various failures to comply with narrative requirements of the Permit, primarily federal policies and procedures for minimizing, monitoring, and reporting CSOs that were incorporated into the Permit.

The complaint seeks injunctive relief against the City and ET, and it demands civil penalties and attorneys’ fees only from ET.  To date, plaintiffs have not quantified the monetary relief they seek.  If the plaintiffs are successful, statutory civil fines and penalties could be assessed against the City and ET by the court, and the plaintiffs may also recover attorneys’ fees.

The City, plaintiffs, state and Federal regulatory agencies have been engaged in settlement talks.  ET intends to defend itself vigorously in this lawsuit and also believes it has certain indemnity rights.

Letters of Credit and Guarantees

Planned capital expenditures include payments for acquisitions, property and equipment additions and replacements, expenditures to further the implementation of our enterprise resource planning system and commitments under our incentive compensation programs.  As we embark on other capital-intensive initiatives, additional working capital may be required.

At June 30, 2009, the Company was contingently liable in the amount of approximately $129.9 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees relating to domestic and overseas contracts.  In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities.  The guarantees have various expiration dates.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties.  Under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities.  The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments.  The Company does not expect that these guarantees will have a material adverse effect on its Consolidated Balance Sheet or Statements of Income or of Cash Flows.

We adopted certain provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) as of September 30, 2007, and as such, were required to recognize on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  The total amounts of employer contributions paid for the nine months ended June 30, 2009 were $6.0 million for U.S. plans and $11.8 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2009 are $1.1 million for U.S. plans and $6.1 million for non-U.S. plans.  In the future, such pension under-funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” by replacing the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity has both the: (1) power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits from the variable interest entity. Additionally, this standard requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the Company on October 1, 2010.  The Company is currently evaluating the impact SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification as the recognized source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for the Company for the interim period ending September 30, 2009.  SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 is effective for the Company as of October 1, 2009.  The Company is currently evaluating the impact FSP 142-3 may have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.  SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expected, but was not obligated to incur, such as costs to exit an activity or terminate or relocate employees, will be recognized as post-combination costs separately from the business acquisition.  This accounting standard is effective beginning October 1, 2009.  We are currently evaluating the impact of SFAS 141R on our financial statements.

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

Interest Rate Risk

Our unsecured revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  Interest on amounts borrowed under our unsecured revolving credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance.  Excluding balances under our revolving credit facility, which are covered by the interest rate swaps discussed above, approximately $23 million at June 30, 2009, expose us to the risk of rising interest rates.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could increase or decrease by $0.2 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ending June 30, 2009 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I — Item 1 of this report for a discussion of the material legal proceeding to which we are a party.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If the economy remains depressed or weakens further, our revenue and profitability could be adversely affected.

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

We have defined benefit pension plans for employees in the United States, United Kingdom and Australia. At June 30, 2009, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $147.0 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment is characterized by declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our result of operations could be materially and adversely affected.

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

At June 30, 2009, our contracted backlog was approximately $5.1 billion and our awarded backlog was approximately $4.1 billion for a total backlog of $9.2 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been completed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2009, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

i.                                          0.638 shares of our Class C preferred stock to Mullin TBG for the benefit of our employee stockholders under our Deferred Compensation Plan. No consideration was received for such securities.

ii.                                       483,734 shares of our common stock to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified in paragraph (i) above to our directors, officers, employees and consultants under written compensatory benefit plans in reliance upon Rule 701 under the Securities Act and/or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. We issued the securities identified in paragraph (ii) above in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

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

AECOM TECHNOLOGY CORPORATION

Date: August 7, 2009	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer