Form 10-K
period 2009-09-30
AECOM TECHNOLOGY CORP
filed 2009-11-27
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of registrant's common stock held by non-affiliates on March 31, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $1.87 billion.

          Number of shares of the registrant's common stock outstanding as of November 18, 2009: 112,610,790

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the registrant's definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2009 year end.

i

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2008 as "fiscal 2008" and the fiscal year ended September 30, 2009, as "fiscal 2009."

Overview

        We are a global provider of professional technical and management support services for commercial and government clients around the world. We provide planning, consulting, architectural and engineering design, and program and construction management services for a broad range of projects, including highways, airports, bridges, mass transit systems, government and commercial buildings, water and wastewater facilities and power transmission and distribution. We also provide program and facilities management, training, logistics and other support services, primarily for agencies of the U.S. government.

        Through our network of approximately 43,200 employees (as of September 30, 2009), we provide our services in a broad range of end markets, including the transportation, facilities, environmental, and energy and power markets. According to Engineering News-Record's (ENR) 2009 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2008 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of operations, to approximately 43,200 employees at September 30, 2009 and $6.1 billion in revenue for fiscal 2009. We completed the initial public offering of our common stock in May 2007 and such shares are traded on the New York Stock Exchange.

        We offer our services through two business segments: Professional Technical Services and Management Support Services.

        Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, and energy and power markets. For example, we are providing program management services through a joint venture for the Second Avenue subway line in New York City, development management services to create the new Saadiyat Island Cultural District in Abu Dhabi and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum companies. Our PTS segment contributed $5.0 billion, or 83% of our fiscal 2009 revenue.

        Management Support Services (MSS).    Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. For example, we manage more than 8,000 personnel in Kuwait that provide logistics, security, communications and information technology services for the U.S. Army Central Command-Kuwait. We also provide organizational and limited direct support services for equipment sent to the U.S. Army's Corpus Christi Depot in Texas. Our MSS segment contributed $1.1 billion, or 17% of our fiscal 2009 revenue.

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

  Capitalize on opportunities in our core markets

        We intend to leverage our leading positions in the transportation, facilities, environmental and energy and power markets to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, environmental management and government outsourcing of support services, among other things, will result in continued opportunities in our core markets. With our track record and our global resources, we believe we are well positioned to compete for projects in these markets.

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

  Strengthen and support human capital

        Our experienced employees and management are our most valuable resources. Attracting and retaining key personnel has been and will remain critical to our success. We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. We believe that our employee stock ownership and other programs align the interests of our personnel with those of our clients and stockholders.

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year Ended September 30, (in thousands)
	2009	2008	2007
Professional Technical Services (PTS)	$5,057,688	$4,327,871	$3,418,683
Management Support Services (MSS)	1,061,777	866,811	818,587

Total	$6,119,465	$5,194,682	$4,237,270

(1)
For additional financial information by segment, see Note 22 to the notes to our consolidated financial statements.

  Our Professional Technical Services Segment

        Our PTS segment is comprised of a broad array of services, generally provided on a fee-for-service basis. These services include planning, consulting, architecture and engineering design, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architecture, landscape and interior design, urban and regional planning, project economics, and environmental, health and safety work.

        With our technical and management expertise, we are able to provide our clients with a broad spectrum of services. For example, within our environmental management service offerings, we provide remediation, regulatory compliance planning and management, environmental modeling, environmental impact assessment and environmental permitting for major capital/infrastructure projects.

        Our services may be sequenced over multiple phases. For example, in the area of program management and construction management services, these services may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts typically employ a staff of 10 to more than 100 and, in many cases, operate as an outsourcing arrangement with our staff located at the project site. For example, since 1990, we have been managing renovation work at the Pentagon for the U.S. Department of Defense. Another example of our program and construction management services would be our services related to the development of educational facilities for K-12 school districts and/or community colleges throughout the United States, including the cities of Dallas, Los Angeles and Houston.

        We provide the services in our PTS segment both directly and through joint ventures or similar partner arrangements to the following key end markets:

  Transportation.

  •
  Transit and Rail.  Projects include light rail, heavy rail (including high speed, commuter and freight) and multimodal transit projects. For example, we have provided engineering design services for the new World Trade Center Terminal for PATH and the Second Avenue Subway (8.5-mile rail route and 16 stations) in New York City, the Ma On Shan Rail (7-mile elevated railway) in Hong Kong, and Crossrail (74-mile railway) in the United Kingdom.

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

  •
  Highways, Bridges and Tunnels.  Projects include interstate, primary and secondary urban and rural highway systems and bridge projects. For example, we have provided engineering services for the SH-130 Toll Road (49-mile "greenfield" highway project) in Austin, Texas, the Sydney Orbital Bypass (39 kilometer highway) in Sydney, Australia and the Padma bridge (5.58 kilometer span) crossing the Padma River in Bangladesh.

  •
  Aviation.  Projects include landside terminal and airside facilities and runways as well as taxiways. For example, we have provided program management services to a number of major U.S. airports, including O'Hare International in Chicago, Los Angeles International, John F. Kennedy and La Guardia in New York City, Reagan National and Dulles International in Washington, D.C., and Miami International. We also have provided services to airports in Hong Kong, London, Cyprus and Qatar.

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

  •
  Urban Master Planning/Design.  Projects include design services, landscape architecture, general policy consulting and environmental planning projects for a variety of government, institutional and private sector clients. For example, we have provided planning and consulting services for the Olympic Games sites in Atlanta, Sydney, Beijing, Salt Lake City and London. We are providing strategic planning and master planning services for new cities and major mixed use developments in China, Southeast Asia, the Middle East, North Africa, the United Kingdom and the United States.

  •
  Commercial and Leisure Facilities.  Projects include corporate headquarters, high-rise office towers, historic buildings, leisure, sports and entertainment facilities, hospitals and healthcare facilities and corporate campuses. For example, we provided electronic security programming and installation services for the renovation of Soldier Field in Chicago, construction management for the renovation of Dodger Stadium in Los Angeles, design services for Barclays Center Arena in Brooklyn and building services, engineering, architectural lighting, advanced modeling, infrastructure and utilities engineering and advanced security for the headquarters of the British Broadcasting Company in London.

  •
  Institutional.  Projects include engineering services for college and university campuses, including the new Kennedy-King College in Chicago, Illinois. We also have undertaken assignments for Oxford University in the United Kingdom, Pomona College and Loyola Marymount University in California.

  •
  Healthcare.  Projects include design services for the Mayo Clinic Gonda Building in Rochester, Minnesota, University Hospital in Dubai Healthcare City and the Samsung Cancer Center in Seoul, Korea. We also have undertaken assignments for the new Veterans Affairs Medical Center in Orlando, Florida, and the Minneapolis campus of Children's Hospitals and Clinics of Minnesota.

  Environmental.

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

  •
  Environmental Management.  Projects include remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management for private sector clients. For example, we have provided environmental remediation, restoration of damaged wetlands, and services associated with reduction of greenhouse gas emissions for large multinational corporations, and we also have provided permitting services for pipeline projects for major energy companies.

  •
  Water Resources.  Projects include regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.

  Energy/Power.

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

  •
  Alternative/Renewable Energy.  Projects include production facilities such as ethanol plants, wind farms and micro hydropower and geothermal subsections of regional power grids. We typically provide site selection and permitting, engineering, procurement and construction management and related services.

  •
  Hydropower/Dams.  Projects include hydroelectric power stations, dams, spillways, and flood control systems including the Song Ba Ha Hydropower Project in Vietnam, the Pine Brook Dam in Boulder County, Colorado and the Peribonka Hydroelectric Power Plant in Quebec, Canada.

  Our Management Support Services Segment

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

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, (dollars in thousands)
	2009	%	2008	%	2007	%
U.S. Federal Government
PTS	$572,212	9%	$329,333	6%	$279,530	7%
MSS	1,061,777	17%	866,811	17%	818,587	19%
U.S. State and Local Governments	1,327,079	22%	1,051,234	20%	949,870	22%
Non-U.S. Governments	1,388,575	23%	1,085,886	21%	556,893	13%

Subtotal Governments	4,349,643	71%	3,333,264	64%	2,604,880	61%
Private Entities (worldwide)	1,769,822	29%	1,861,418	36%	1,632,390	39%

Total	$6,119,465	100%	$5,194,682	100%	$4,237,270	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 26%, 23% and 26% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2009, 2008 and 2007, respectively. One of these contracts accounted for approximately 10%, 10% and 13% of the Company's revenue in the years ended September 30, 2009, 2008 and 2007, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy and the Department of Homeland Security.

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

        Cost-Plus.    We enter into two major types of cost-plus contracts:

        Cost-Plus Fixed Fee.    Under cost-plus fixed fee contracts, we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. The total estimated cost plus the fixed negotiated fee represents the total contract value. We recognize revenue based on the actual labor and other direct costs incurred, plus the portion of the fixed fee earned to date.

        Cost-Plus Fixed Rate.    Under cost-plus fixed rate contracts, we charge clients for our direct and indirect costs based upon a negotiated rate. We recognize revenue based on the actual total costs expended and the applicable fixed rate.

        Certain cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, we may share award fees with subcontractors. We record accruals for fee-sharing as fees are earned. We generally recognize revenue to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating revenue and profit rates, and record revenue related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that represent higher than normal risk or technical difficulty, we may defer all award fees until an award fee letter is received. Once an award fee letter is received, the estimated or accrued fees are adjusted to the actual award amount.

        Certain cost-plus contracts provide for incentive fees based on performance against contractual milestones. The amount of the incentive fees varies, depending on whether we achieve above, at, or below target results. We originally recognize revenue on these contracts based upon expected results. These estimates are revised when necessary based upon additional information that becomes available as the contract progresses.

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

        For fiscal 2009, 2008 and 2007, cost-reimbursable contracts represented approximately 62% , 63%, and 62% respectively, of our total revenue, consisting of cost-plus contracts and time and material contracts as follows:

	Year Ended September 30,
	2009	2008	2007
Cost-plus contracts	27%	30%	35%
Time and materials contracts	35	33	27

Total	62%	63%	62%

  Fixed-Price Contracts

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

        Many of our fixed-price contracts are negotiated and arise in the design of projects with a specified scope. Fixed-price contracts often arise in the areas of construction management and design-build services. Construction management services are typically in the form of general administrative oversight (in which we do not assume responsibility for construction means and methods and which is on a cost-reimbursable basis). Under our design-build projects, we are typically responsible for the design of a facility with the fixed contract price negotiated after we have had the opportunity to secure specific bids from various subcontractors and add a contingency fee.

        We typically attempt to mitigate the risks of fixed-price design-build contracts by contracting to complete the projects based on our design as opposed to a third party's design, by not self-performing construction (except for limited environmental tasks), by not guaranteeing new or untested processes or technologies and by working only with experienced subcontractors with sufficient bonding capacity. When public agencies seek a design-build approach for major infrastructure projects, we generally act as a fixed-price design subcontractor to the general construction contractor and do not assume overall project or construction risk.

        Some of our fixed-price contracts require us to provide performance bonds or parent company guarantees to assure our clients that their project will be completed in accordance with the terms of the contracts. In such cases, we typically require our primary subcontractors to provide similar bonds and guarantees and to be adequately insured, and we flow down the terms and conditions set forth in our agreement on to our subcontractors.

        For fiscal 2009, 2008 and 2007, fixed-price contracts represented approximately 38%, 37% and 38%, respectively, of our total revenue. Less than 10% of our revenue in each of fiscal 2009, 2008 and 2007 was generated from contracts where we have exposure to construction cost overruns. There may be risks associated with completing these projects profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party, or pass-through costs to subcontractors and other parties. Our total backlog is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog.

        The following summarizes contracted and awarded backlog excluding backlog related to businesses which we intend to divest, as discussed in Notes 4 and 5 to the Consolidated Financial Statements (in billions):

	September 30,
	2009	2008	2007
Contracted backlog:
PTS segment	$4.9	$4.2	$2.6
MSS segment	0.5	0.6	0.4

Total contracted backlog	$5.4	$4.8	$3.0

Awarded backlog:
PTS segment	$3.7	$3.5	$2.2
MSS segment	0.4	0.3	0.8

Total awarded backlog	$4.1	$3.8	$3.0

Total backlog:
PTS segment	$8.6	$7.7	$4.8
MSS segment	0.9	0.9	1.2

Total backlog	$9.5	$8.6	$6.0

Competition

        The professional technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, reputation and ability to provide the relevant services in a timely, safe and cost-efficient manner.

Seasonality

        The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. The U.S. federal government has historically authorized more work during the period preceding the end of its fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 have historically accelerated spending during the fiscal first quarter when new funding budgets become available. Within the United States, as well as other parts of the world, we generally benefit from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our field inspection and other on-site civil services. Our construction and project management services also typically expand during the high construction season of the summer months. The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period.

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

        Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act, Arms Export Control Act, Proceeds of Crime Act and other similar non-U.S. laws and regulations), local government regulations and procurement policies and practices and varying currency, political and economic risks.

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

  Personnel by Segment

	As of September 30,
	2009	2008	2007
Professional Technical Services	32,800	33,400	22,700
Management Support Services	9,800	9,000	9,000
Corporate	600	600	300

Total	43,200	43,000	32,000

  Personnel by Geographic Region

	As of September 30,
	2009	2008	2007
Americas	19,800	20,000	12,500
Europe	4,200	4,100	3,400
Middle East	11,600	11,100	10,000
Asia/Pacific	7,600	7,800	6,100

Total	43,200	43,000	32,000

  Personnel by Segment and Geographic Region

	As of September 30, 2009
	PTS	MSS	Corporate	Total
Americas	17,300	1,900	600	19,800
Europe	4,200	—	—	4,200
Middle East	3,700	7,900	—	11,600
Asia/Pacific	7,600	—	—	7,600

Total	32,800	9,800	600	43,200

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

Geographic Information

        For financial geographic information, please refer to Note 22 to the notes to our consolidated financial statements found elsewhere in this Form 10-K.

Available Information

        The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, are available free of charge on our website at www.aecom.com. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the "Investing" section. Copies of the information identified above may be obtained without charge from us by writing to AECOM Technology Corporation, 555 South Flower Street, Suite 3700, Los Angeles, California 90071, Attention: Corporate Secretary.

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

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2009, 2008 and 2007, approximately 71%, 64% and 61%, respectively, of our revenue was derived from contracts with government entities.

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

        For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its "SAFETEA-LU" infrastructure funding program and predecessor programs. This $286 billion program covers federal fiscal years 2004-2009. Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research. A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it. In September 2008, the President signed HR 6532, a bill to amend the Internal Revenue Code to restore the Highway Trust Fund balance, transferring funds from the general Treasury to the Highway Trust Fund to provide for the funding of authorized federal transportation priorities through the end of fiscal year 2009. This raises concerns about the future funding structure for federal highway programs, particularly after SAFETEA-LU expires on December 18, 2009.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If the economy remains depressed or further weakens, our revenue and profitability could be adversely affected.

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

        Because of an overall weakening economy, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If the economy continues to weaken and/or government spending is reduced, our revenue and profitability could be adversely affected.

Our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs.

        Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a large government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could adversely impact our business.

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2009, approximately 38% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are more frequently used outside of the United States and, thus, the exposures resulting from fixed-price contracts may increase as we increase our business operations outside of the United States. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed- price contracts could be substantial and adversely impact our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 20% of our fiscal 2009 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Of the joint ventures noted above, approximately 8% of our fiscal 2009 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

Misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

        As a government contractor, misconduct, fraud or other improper activities caused by our employees' or consultants' failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, export control and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of security clearance, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

Our defined benefit plans have significant deficits that could grow in the future and cause us to incur additional costs.

        We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines. At September 30, 2009, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $132.5 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2009, revenue attributable to our services provided outside of the United States was approximately 54% of our total revenue. There are risks inherent in doing business internationally, including:

  •
  imposition of governmental controls and changes in laws, regulations or policies;

  •
  political and economic instability;

  •
  civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

  •
  changes in U.S. and other national government trade policies affecting the markets for our services;

  •
  changes in regulatory practices, tariffs and taxes;

  •
  potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;

  •
  changes in labor conditions;

  •
  logistical and communication challenges; and

  •
  currency exchange rate fluctuations, devaluations and other conversion restrictions.

        Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

        The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

        We have grown in part as a result of our acquisitions over the last several years, and we expect continued growth in the form of additional acquisitions and expansion into new markets. If we are unable to pursue suitable acquisition opportunities, as a result of global economic uncertainty or other factors, our growth may be inhibited. We cannot assure you that suitable acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future acquisitions will involve various inherent risks, such as:

  •
  our ability to accurately assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates;

  •
  the potential loss of key personnel of an acquired business;

  •
  increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;

  •
  post-acquisition integration challenges; and

  •
  post-acquisition deterioration in an acquired business that could result in lower or negative earnings contribution and/or goodwill impairment charges.

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

        There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel. Our planned growth may place increased demands on our resources and will likely require the addition of technical and management personnel and the development of additional expertise by existing personnel. Also, some of our personnel hold security clearances required to obtain government projects; if we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, key technical and management personnel could limit our ability to complete existing projects successfully and to successfully compete for new projects.

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

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry.

        Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounts for over 10% of our revenue, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

        At September 30, 2009, our contracted backlog was approximately $5.4 billion and our awarded backlog was approximately $4.1 billion for a total backlog of $9.5 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized and/or we could be held responsible for such failures.

        We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract. In addition, due to "pay when paid" provisions that are common in subcontracts in certain countries, including the U.S., we could experience delays in receiving payment if the prime contractor experiences payment delays.

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
  changes in foreign currency rates;

  •
  the seasonality of our business;

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

Failure to adequately protect, maintain, or enforce our rights in our intellectual property may adversely limit our competitive position.

        Our success depends, in part, upon our ability to protect our intellectual property. We rely on a combination of intellectual property policies and other contractual arrangements to protect much of our intellectual property where we do not believe that trademark, patent or copyright protection is appropriate or obtainable. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our patents and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 74,000 square feet of space at 555 and 515 South Flower Street, Los Angeles, California. Our other offices consist of an aggregate of approximately 6.5 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 14 of the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

ITEM 3.    LEGAL PROCEEDINGS

        As a government contractor, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors' compliance with those laws and regulations through audits and investigations is inherent in government contracting, and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. We also conduct internal investigations from time to time to determine if violations of company policy or applicable law have occurred. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 1,546 stockholders of record as of November 18, 2009. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2009:
First quarter	15.22	32.34
Second quarter	20.30	31.43
Third quarter	25.20	32.00
Fourth quarter	26.20	32.99

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2008:
First quarter	26.47	37.25
Second quarter	23.01	29.95
Third quarter	25.31	34.13
Fourth quarter	19.79	33.18

        Our policy is to use cash flow from operations to fund future growth and pay down debt. Accordingly, we have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future. Additionally, our term credit agreement and revolving credit facility restrict our ability to pay cash dividends.

        The following table presents certain information about our equity compensation plans as of September 30, 2009:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Equity compensation plans approved by stockholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	3,806,000	$16.36	10,297,629
AECOM Technology Corporation Equity Incentive Plan	N/A	N/A	4,189,556
AECOM Technology Corporation Global Stock Program(1)	N/A	N/A	27,069,238

Total	3,806,000	$16.36	41,556,423

(1)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Canada, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, and United Kingdom; and for the United States, the Retirement & Savings Plan, Deferred Compensation Plan and Equity Investment Plan.

Unregistered Sale of Securities

        During the three-month period ended September 30, 2009, we have issued the following securities that were not registered under the Securities Act:

            i.  On September 30, 2009, 0.524 shares of our Class C preferred stock were transferred to U.S. Trust for the benefit of our employee stockholders under our Deferred Compensation Plan; and

           ii.  On September 30, 2009, 247,877 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

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

Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock with that of the S&P MidCap 400 and the S&P 1500 SuperComposite Engineering and Construction indices from March 31, 2007 to September 30, 2009. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction

Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

Comparison of Percentage Change

March 1, 2007—September 30, 2009

  End-of-Month Prices by Quarter

	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009
AECOM(2)	15.40	24.81	34.93	28.57	26.01	32.53	24.44	30.73	26.08	32.00	27.14
S&P MidCap 400	848.47	895.51	885.06	858.20	779.51	819.00	727.29	538.28	489.00	578.14	691.02
S&P 1500 Super Composite Engineering and Construction	141.40	176.08	209.65	215.20	176.98	222.13	145.96	126.35	113.38	137.70	140.92

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

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(in millions, except share data)
Consolidated Statement of Income Data:
Revenue	$6,119	$5,195	$4,237	$3,421	$2,395
Cost of revenue	5,768	4,908	4,039	3,278	2,278

Gross profit	351	287	198	143	117
Equity in earnings of joint ventures	23	22	12	6	2
General and administrative expenses	87	70	54	46	21

Income from operations	287	239	156	103	98
Minority interest share of earnings	14	14	16	14	8
Gain on the sale of equity investment	—	—	11	—	—
Other income (expense)	2	(3)	—	—	—
Interest (expense) income—net	(11)	1	(3)	(10)	(7)

Income from continuing operations before income tax expense	264	223	148	79	83
Income tax expense	77	77	48	25	29

Income from continuing operations	187	146	100	54	54
Discontinued operations, net of tax	3	1	—	—	—

Net income	$190	$147	$100	$54	$54

Net income allocation:
Preferred stock dividend	$—	$—	$—	$2	$6
Net income available for common stockholders	190	147	100	52	48

Net income	$190	$147	$100	$54	$54

Earnings per share from continuing operations:
Basic	$1.73	$1.44	$1.37	$0.94	$0.93
Diluted	$1.70	$1.41	$1.15	$0.74	$0.84
Weighted average shares outstanding (in thousands):
Basic	108,003	101,456	73,091	54,856	51,880
Diluted	109,706	104,215	87,537	72,658	63,978

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(in millions, except employee data)
Other Data:
Depreciation and amortization	$84	$63	$45	$40	$20
Amortization expense of acquired intangible assets(1)	26	18	12	15	3
Capital expenditures	63	69	43	32	31
Contracted backlog	5,356	4,811	3,043	2,480	1,980
Number of full-time and part-time employees	43,200	43,000	32,000	27,300	22,000

(1)
Included in depreciation and amortization above.

	As of September 30,
	2009	2008	2007	2006	2005
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$291	$197	$217	$128	$54
Working capital	658	664	598	201	171
Total assets	3,790	3,596	2,492	1,826	1,425
Long-term debt excluding current portion	142	366	39	123	216
Redeemable preferred and common stock and stock units, net of notes receivable	—	—	—	970	661
Stockholders' equity/(deficit)	1,730	1,423	1,278	(291)	(240)

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

Overview

        We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 42,600 employees and staff employed in the field on projects.

        Our business focuses primarily on providing fee-based professional technical and support services and therefore our business is labor and not capital intensive. We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees' time spent on client projects and our ability to manage our costs. We report our business through two segments: Professional Technical Services (PTS) and Management Support Services (MSS).

        Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in end markets such as the transportation, facilities, environmental and energy markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Revenue for our PTS segment for the year ended September 30, 2009 was $5.0 billion.

        Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractors and other direct costs. Revenue for our MSS segment for the year ended September 30, 2009 was $1.1 billion.

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

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(in millions)
Other Financial Data:
Revenue	$6,119	$5,195	$4,237	$3,421	$2,395
Other direct costs*	2,300	1,905	1,832	1,521	933

Revenue, net of other direct costs*	3,819	3,290	2,405	1,900	1,462
Cost of revenue, net of other direct costs*	3,468	3,003	2,207	1,757	1,345

Gross profit	351	287	198	143	117
Equity in earnings of joint ventures	23	22	12	6	2
General and administrative expenses	87	70	54	46	21

Income from operations	$287	$239	$156	$103	$98

Reconciliation of Cost of Revenue:
Other direct costs	$2,300	$1,905	$1,832	$1,521	$933
Cost of revenue, net of other direct costs	3,468	3,003	2,207	1,757	1,345

Cost of revenue	$5,768	$4,908	$4,039	$3,278	$2,278

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

  Amortization Expense of Acquired Intangible Assets

        Included in our cost of revenue, net of other direct costs is amortization of acquired intangible assets. We have ascribed value to identifiable intangible assets other than goodwill in our purchase price allocations for companies we have acquired. These assets include but are not limited to backlog and customer lists. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations.

        It is difficult to predict with any precision the amount of expense we may record relating to acquired intangible assets. As backlog is typically the shortest lived intangible asset in our business, we would expect to see higher amortization expense in the first 12 to 18 months (the typical backlog amortization period) after an acquisition has been consummated.

  General and Administrative Expenses

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

Acquisitions

        One of our key strategies is to focus on acquisitions of companies that complement our range of services and/or expand our geographic presence.

        The aggregate value of consideration for our acquisitions consummated during the year ended September 30, 2009 was $63 million.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2008 was $632 million, the largest of which were:

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

        Government Contract Matters—The Company's federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations (FAR). These regulations can limit the recovery of certain specified indirect costs on contracts and subjects the Company to ongoing multiple audits by government agencies such as the Defense Contract Audit Agency (DCAA). In addition, most of the Company's federal and state and local contracts are subject to termination at the discretion of the client.

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

  •
  Client credit worthiness; and

  •
  General economic conditions.

  Investments in Unconsolidated Joint Ventures

        The Company has non-controlling interests in joint ventures accounted for under the equity method. Fees received for and the associated costs of services performed by the Company and billed to joint ventures with respect to work done by the Company for third-party customers are recorded as revenues and costs of the Company in the period in which such services are rendered. In certain joint ventures, a fee is added to the respective billings from the Company and the other joint venture partners on the amounts billed to the third-party customers. These fees result in earnings to the joint venture and are split with each of the joint venture partners and paid to the joint venture partners upon collection from the third-party customer. The Company records its allocated share of these fees as equity in earnings of joint ventures.

  Income Taxes

        Valuation Allowance.    Deferred income taxes are provided on the liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes to laws and rates.

        Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

        We review the need for a valuation allowance at least quarterly. If we determine we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that the ultimate realizability of all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination.

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated by us for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $318.2 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits.

  Goodwill and Acquired Intangible Assets

        Goodwill represents the excess amounts paid over the fair value of net assets acquired in mergers and acquisitions. In order to determine the amount of goodwill resulting from a merger or acquisition, the Company performs an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships.

        Statement of Financial Accounting Standards (SFAS) No. 142, later codified in Accounting Standards Codification (ASC) 350-10, "Goodwill and Other Intangible Assets", requires that the Company perform an impairment test of its goodwill at least annually for each reporting unit of the Company. We have multiple reporting units, as defined under SFAS No. 142. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units. See also Note 22.

        The impairment test is a two-step process. During the first step, we estimate the fair value of the reporting unit and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires us to perform a hypothetical purchase allocation for that reporting unit and to compare the resulting current implied fair value of the goodwill to the current carrying value of the goodwill for that reporting unit. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized.

        During the fourth quarter of fiscal 2009, we conducted our annual impairment test. The impairment evaluation process is an income-based approach that utilizes discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. As a result of the impairment analysis, the Company determined that goodwill was not impaired for the year ended September 30, 2009. A 1% change in the WACC rate represents a $700 million change to the fair value of the Company's reporting units. A 1% change in the terminal growth rate represents a $400 million change to the fair value of the Company's reporting units. Neither of these changes individually would have resulted in the conclusion that goodwill was impaired at September 30, 2009.

  Pension Plans

        The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, later codified in ASC 715-10, "Employers' Accounting for Pensions," as amended (SFAS 87). As permitted by SFAS 87, changes in retirement plan obligations and assets set aside to pay benefits are not recognized as they occur but are recognized over subsequent periods. In September 2006, the FASB issued SFAS No. 158, later codified in ASC 715-10, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). This statement amends SFAS 87 and requires that the funded status of plans, measured as the difference between plan assets at fair value and the pension benefit obligations, be recognized in the statement of financial position and that various items be recognized in other comprehensive income before they are recognized in periodic pension expense. The statement was adopted by the Company in 2007 and resulted in a $20.8 million after-tax charge to accumulated other comprehensive loss, which reduced shareholders' equity.

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. The Company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, the Company expects to fund approximately $21.4 million for the fiscal year 2010. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $25 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would increase by approximately $1.3 million and $1.4 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $18 million and plan expense would increase by approximately $2.3 million.

        At each measurement date, all assumptions are reviewed and adjusted as appropriate. With respect to establishing the return on assets assumption, the Company considers the long term capital market expectations for each asset class held as an investment by the various pension plans. In addition to expected returns for each asset class, the Company takes into account standard deviation of returns and correlation between asset classes. This is necessary in order to generate a distribution of possible returns which reflects diversification of assets. Based on this information, a distribution of possible returns is generated based on the plan's target asset allocation.

        Capital market expectations for determining the long term rate of return on assets are based on forward-looking assumptions which reflect a 20-year view of the capital markets. In establishing those capital market assumptions and expectations, the Company relies on the assistance of its actuary and its investment consultant. The Company and Trustees review whether changes to the various plans' target asset allocations are appropriate. A change in the plans' target asset allocations would likely result in a change in the expected return on asset assumptions. In assessing a plan's asset allocation strategy, the Company and Trustees considers factors such as the structure of the plan's liabilities, the plan's funded status, and the impact of the asset allocation to the volatility of the plan's funded status, so that the overall risk level resulting from the Company's defined benefit plans is appropriate within the Company's risk management strategy.

        Between September 30, 2008 and September 30, 2009, the aggregate worldwide pension deficit grew from $116.3 million to an estimated $132.5 million. This increase in unfunded liabilities is primarily driven by losses in equity markets worldwide. Although funding rules are subject to local laws and regulations and vary by location, the Company expects to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be funded by Company contributions.

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

        Foreign Currency Translation—The Company's functional currency is the U.S. dollar. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders' equity.

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

Fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008

  Consolidated Results

	Twelve Months Ended		Change
	September 30, 2009	September 30, 2008	$	%
	($ in thousands)
Revenue	$6,119,465	$5,194,682	$924,783	17.8%
Other direct costs	2,300,496	1,905,174	395,322	20.8

Revenue, net of other direct costs	3,818,969	3,289,508	529,461	16.1
Cost of revenue, net of other direct costs	3,467,766	3,002,610	465,156	15.5

Gross profit	351,203	286,898	64,305	22.4
Equity in earnings of joint ventures	22,557	22,191	366	1.6
General and administrative expense	86,894	70,582	16,312	23.1

Income from operations	286,866	238,507	48,359	20.3
Minority interest in share of earnings	14,182	13,390	792	5.9
Other income (expense)	1,713	(3,438)	5,151	*
Interest (expense) income—net	(10,691)	1,336	(12,027)	*

Income before income tax expense	263,706	223,015	40,691	18.2
Income tax expense	77,002	76,493	509	0.7

Income from continuing operations	186,704	146,522	40,182	27.4
Discontinued operations, net of tax	2,992	704	2,288	325.0

Net income	$189,696	$147,226	$42,470	28.8%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	90.8	91.3

Gross profit	9.2	8.7
Equity in earnings of joint ventures	0.6	0.7
General and administrative expense	2.3	2.1

Income from operations	7.5	7.3
Minority interest in share of earnings	0.4	0.4
Other income (expense)	—	(0.1)
Interest (expense) income—net	(0.2)	—

Income before income tax expense	6.9	6.8
Income tax expense	2.0	2.3

Income from continuing operations	4.9	4.5
Discontinued operations, net of tax	0.1	—

Net income	5.0%	4.5%

  Revenue

        Our revenue for the year ended September 30, 2009 increased $924.8 million, or 17.8%, to $6.1 billion as compared to $5.2 billion for the corresponding period last year. Of this increase, $20.9 million, or 2.3%, was provided by companies acquired in the past twelve months. Excluding the revenue provided by companies acquired in the past twelve months, revenue increased $903.9 million, or 17.4%, over the year ended September 30, 2008.

        The increase in revenue, excluding acquired companies, was primarily attributable to the inclusion of Earth Tech, acquired on July 25, 2008, for the full fiscal year 2009 resulting in an increase of $680.6 million from the prior year, as well as a $195.0 million, or 22.5%, increase in our MSS segment as described below. The increase was further attributable to strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Libya, Hong Kong, Canada, and Australia which experienced a combined increase of approximately $391 million excluding the effects of weaker foreign currencies as compared to their values against the U.S. dollar in the prior year. These increases were partially offset by a $131.1 million decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) of approximately $270 million.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2009 increased $529.5 million, or 16.1%, to $3.8 billion as compared to $3.3 billion for the corresponding period last year. Of this increase, $18.7 million, or 3.5%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $510.8 million, or 15.5%, over fiscal 2008.

        The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, was primarily due to the changes in revenue noted above.

  Gross Profit

        Our gross profit for the year ended September 30, 2009 increased $64.3 million, or 22.4%, to $351.2 million, as compared to $286.9 million for the corresponding period last year. Of this increase, $2.2 million, or 3.4%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $62.1 million, or 21.7%, over the year ended September 30, 2008, consistent with the increase in revenue, net of other direct costs. For the year ended September 30, 2009, gross profit as a percentage of revenue, net of other direct costs, increased to 9.2% from 8.7% in the year ended September 30, 2008.

        Excluding acquired companies, the increases in gross profit and gross profit, as a percentage of revenue, net of other direct costs were primarily attributable to the increase in revenue, reduced overhead realized and improved project performance in our PTS segment.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2009 increased $0.4 million, or 1.6%, to $22.6 million as compared to $22.2 million for the corresponding period last year.

        The increase was primarily attributable to increased volume in a joint venture providing engineering and design services at an airport in the United Arab Emirates and a joint venture for technical services for the United States Department of Energy at the Nevada Test Site, partially offset by the acquisition in September 2008 of the majority partner's interest in a joint venture in the Middle East that provides consulting services.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2009 increased $16.3 million, or 23.1%, to $86.9 million as compared to $70.6 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased slightly from 2.1% in the year ended September 30, 2008 to 2.3% in the year ended September 30, 2009.

        The increase in general and administrative expenses was primarily attributable to costs associated with the support and integration of Earth Tech and other recent acquisitions. The increase in general and administrative expenses was also due to increased staffing and other expenses related to the growth in our business noted above, and continued investments to support our strategic initiatives.

  Other Income / Expense

        Our other income for the year ended September 30, 2009 was $1.7 million compared to other expense of $3.4 million for September 30, 2008.

        Other income and expense is primarily comprised of net gains and losses on investments we hold to offset our exposure related to employees' investments in a deferred compensation plan.

  Interest Income / Expense—Net

        Our net interest expense for the year ended September 30, 2009 was $10.7 million as compared to $1.3 million of net interest income for the year ended September 30, 2008.

        The change in net interest expense as compared to the net interest income last year is primarily due to higher borrowings and lower investment balances associated with the funding of acquisitions, primarily Earth Tech, completed in fiscal 2008.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2009 increased $0.5 million, or 0.7%, to $77.0 million as compared to $76.5 million for the year ended September 30, 2008. The effective tax rate was 29.2% and 34.3% for the years ended September 30, 2009 and 2008, respectively.

        The decrease in the effective tax rate was primarily attributable to a $5.9 million reduction in the reserve for uncertain tax positions for the fiscal year ended September 30, 2009 as compared to a $20.2 million increase for the fiscal year ended September 30, 2008. The decrease in the reserve for uncertain tax positions for the fiscal year ended September 30, 2009 is due to reductions of $11.5 million related to the finalization of a multi-year R&E income tax credit study and $4.5 million due to the lapse of various statutes of limitation partially offset by a net $10.1 million current year increase for additional unrecognized tax benefits.

  Net Income

        The factors described above resulted in net income of $189.7 million in the year ended September 30, 2009, as compared to net income of $147.2 million in the year ended September 30, 2008.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2009	September 30, 2008	$	%
	($ in thousands)
Revenue	$5,057,688	$4,327,871	$729,817	16.9%
Other direct costs	1,492,207	1,194,140	298,067	25.0

Revenue, net of other direct costs	3,565,481	3,133,731	431,750	13.8
Cost of revenue, net of other direct costs	3,252,533	2,872,117	380,416	13.2

Gross profit	$312,948	$261,614	$51,334	19.6%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.2	91.7

Gross profit	8.8%	8.3%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2009 increased $729.8 million, or 16.9%, to $5.0 billion as compared to $4.3 billion for the prior year. Of this increase, $20.9 million, or 2.9%, was provided by companies acquired in the past twelve months. Excluding revenue provided by acquired companies, revenue increased $708.9 million, or 16.4%, over the year ended September 30, 2008.

        The increase in revenue, excluding acquired companies, was primarily driven by the inclusion of Earth Tech, acquired on July 25, 2008, for the full fiscal 2009 resulting in an increase of $680.6 million. Additionally, strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Hong Kong, Libya, Canada, and Australia resulted in a $391 million increase excluding the effects of weaker foreign currencies as compared to their values against the U.S. dollar in the prior year. Increased services provided in these markets were partially offset by weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) and a decline in our commercial facilities business as previously discussed.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2009 increased $431.8 million, or 13.8%, to $3.6 billion as compared to $3.1 billion for the corresponding period last year. Of this increase, $18.7 million, or 4.3%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $413.1 million, or 13.2%, over the year ended September 30, 2008.

        The increase in revenue, net of other direct costs was primarily due to the changes in revenue noted above.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2009 increased $51.3 million, or 19.6%, to $312.9 million as compared to $261.6 million for the corresponding period last year. Of this increase, $2.2 million, or 4.3%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $49.1 million, or 18.8%, consistent with the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit increased to 8.8% of revenue, net of other direct costs in the year ended September 30, 2009 from 8.3% in the corresponding period last year.

        Excluding acquired companies, these increases in gross profit and gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to reduced overhead resulting from our continuing cost efficiency initiatives and improved project performance.

Management Support Services

	Fiscal Year Ended		Change
	September 30, 2009	September 30, 2008	$	%
	($ in thousands)
Revenue	$1,061,777	$866,811	$194,966	22.5%
Other direct costs	808,289	711,034	97,255	13.7

Revenue, net of other direct costs	253,488	155,777	97,711	62.7
Cost of revenue, net of other direct costs	215,233	130,493	84,740	64.9

Gross profit	$38,255	$25,284	$12,971	51.3%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	84.9	83.8

Gross profit	15.1%	16.2%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2009 increased $195.0 million, or 22.5%, to $1.1 billion as compared to $866.8 million for the corresponding period last year, none of which was provided by companies acquired in the past twelve months.

        The increase was primarily attributable to new task orders on our Contract Field Teams project with the United States Air Force, and a higher volume of activity on our Taji National Depot and Combat Support projects for the United States Army in the Middle East. Revenue growth from these projects was approximately $267.4 million partially offset by a reduction in volume in our global maintenance and supply services business and the completion in the third quarter of fiscal 2009 of a base operations contract at a military facility in the United States.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2009 increased $97.7 million, or 62.7%, to $253.5 million as compared to $155.8 million for the corresponding period last year.

        The increase was primarily attributable to an increase in our services and personnel resulting from task orders received on our Contract Field Teams project that commenced in October 2008 and increased activity on our Taji National Depot project. Revenue, net of other direct costs from these projects increased approximately $104.0 million.

        The higher percentage growth in revenue, net of other direct costs as compared to revenue was the result of the increase in task orders on the Contract Field Teams project which has a significantly greater portion of self-performed work as compared to other projects in the MSS segment.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2009 increased $13.0 million, or 51.3%, to $38.3 million as compared to $25.3 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit decreased to 15.1% in the year ended September 30, 2009 from 16.2% in the corresponding period last year.

        The decrease in gross profit, as a percentage of revenue, net of other direct costs was primarily due to the growth in revenue, net of other direct costs for the Contract Field Teams project noted above, which has a relatively lower margin than other MSS projects.

Fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007

  Consolidated Results

	Twelve Months Ended		Change
	September 30, 2008	September 30, 2007	$	%
	($ in thousands)
Revenue	$5,194,682	$4,237,270	$957,412	22.6%
Other direct costs	1,905,174	1,832,001	73,173	4.0

Revenue, net of other direct costs	3,289,508	2,405,269	884,239	36.8
Cost of revenue, net of other direct costs	3,002,610	2,207,316	795,294	36.0

Gross profit	286,898	197,953	88,945	44.9
Equity in earnings of joint ventures	22,191	11,828	10,363	87.6
General and administrative expense	70,582	53,842	16,740	31.1

Income from operations	238,507	155,939	82,568	52.9
Minority interest in share of earnings	13,390	16,404	(3,014)	(18.4)
Gain on sale of equity investment	—	11,286	(11,286)	(100.0)
Other expense	(3,438)	—	(3,438)	—
Interest income (expense)—net	1,336	(3,321)	4,657	(140.2)

Income before income tax expense	223,015	147,500	75,515	51.2
Income tax expense	76,493	47,203	29,290	62.1

Income from continuing operations	146,522	100,297	46,225	46.1
Discontinued operations, net of tax	704	—	704	—

Net income	$147,226	$100,297	$46,929	46.8%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.3	91.8

Gross profit	8.7	8.2
Equity in earnings of joint ventures	0.7	0.5
General and administrative expense	2.1	2.2

Income from operations	7.3	6.5
Minority interest in share of earnings	0.4	0.7
Gain on sale of equity investment	—	0.5
Other expense	(0.1)	—
Interest income (expense)—net	—	(0.2)

Income before income tax expense	6.8	6.1
Income tax expense	2.3	1.9

Income from continuing operations	4.5	4.2
Discontinued operations, net of tax	—	—

Net income	4.5%	4.2%

  Revenue

        Our revenue for the year ended September 30, 2008 increased $957.4 million, or 22.6%, to $5.2 billion as compared to $4.2 billion for the corresponding period in fiscal 2007. Of this increase, $424.3 million, or 44.3%, was provided by companies acquired in the past twelve months. Excluding the revenue provided by acquired companies, revenue increased $533.1 million, or 12.6%, over fiscal 2007. This increase was primarily attributable to greater volumes of work performed in our environmental management services business in all of our geographic markets, continued strength in our engineering design services in the United Arab Emirates, higher government spending for highway and transit infrastructure projects in Australia and an increase in demand for work performed in our planning and urban design business. Increased demand in these markets was partially offset by a decline in our design/build services business due to the completion of a significant facility project in the fourth quarter of fiscal 2007.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2008 increased $884.2 million, or 36.8%, to $3.3 billion as compared to $2.4 billion for the corresponding period in fiscal 2007. Of this increase, $301.4 million, or 34.1%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $582.8 million, or 24.2%, over fiscal 2007. The increase was primarily due to strong demand in the markets noted above, resulting in increased project staffing. The larger percentage increases in revenue, net of other direct costs, compared to the increase in revenue during the same period resulted from the decline in our design/build services business in the United States which contains a proportionately higher component of subcontractor costs.

  Gross Profit

        Our gross profit for the year ended September 30, 2008 increased $88.9 million, or 44.9%, to $286.9 million, as compared to $198.0 million for the corresponding period in fiscal 2007. Of this increase, $20.2 million, or 22.7%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $68.7 million, or 34.7%, over the year ended

September 30, 2007, consistent with the increase in revenue, net of other direct costs. For the year ended September 30, 2008, gross profit as a percentage of revenue, net of other direct costs, increased to 8.7% from 8.2% in fiscal 2007. The increase was primarily due to greater demand for services in higher margin end markets including our world-wide environmental management services business, and our engineering design business in the United Arab Emirates.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2008 increased $10.4 million, or 87.6%, to $22.2 million as compared to $11.8 million for the corresponding period in fiscal 2007. The increase was primarily attributable to $3.4 million contributed by the acquisitions of Earth Tech and Tecsult, increased joint venture activity in the Middle East, and improved performance in a European joint venture that was in its initial phase in the prior year.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2008 increased $16.8 million, or 31.1%, to $70.6 million as compared to $53.8 million for the corresponding period in fiscal 2007. Of this increase, $3.0 million, or 17.9%, was incurred by companies acquired in the past twelve months. The increase was primarily attributable to the growth in revenue noted above, continued investments to support strategic initiatives and expenses incurred related to our becoming a public reporting company in March 2007, including compliance efforts related to our initial implementation of the requirements of Section 404 the Sarbanes-Oxley Act of 2002, relating to internal controls over financial reporting. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased slightly from 2.2% in fiscal 2007 to 2.1% in the year ended September 30, 2008.

  Gain on Sale of Equity Investment

        In December 2006, we sold our minority interest in an equity investment in the United Kingdom for 7.5 million GBP, or approximately $14.7 million. As a result, we recorded a gain on the sale of $11.3 million for the year ended September 30, 2007.

  Interest Income / Expense—Net

        Our interest income for the year ended September 30, 2008 was $1.3 million as compared to $3.3 million of net interest expense for the corresponding period in fiscal 2007. The increase in net interest income was primarily attributable to higher investment balances and lower borrowings resulting from the use of proceeds received in our initial public offering completed in May 2007, partially offset by debt incurred in connection with the purchase of Earth Tech in the quarter ended September 30, 2008.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2008 increased $29.3 million, or 62.1%, to $76.5 million as compared to $47.2 million for fiscal 2007. The effective tax rate was 34.3% and 32.0% for the years ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate was due to proportionately less income in low tax jurisdictions and the increase in the reserve for uncertain income tax positions.

  Net Income

        The factors described above resulted in net income of $147.2 million in the year ended September 30, 2008, as compared to net income of $100.3 million in fiscal 2007.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2008	September 30, 2007	$	%
	($ in thousands)
Revenue	$4,327,871	$3,418,683	$909,188	26.6%
Other direct costs	1,194,140	1,122,967	71,173	6.3

Revenue, net of other direct costs	3,133,731	2,295,716	838,015	36.5
Cost of revenue, net of other direct costs	2,872,117	2,117,271	754,846	35.7

Gross profit	$261,614	$178,445	$83,169	46.6%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2008	September 30, 2007
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.7	92.2

Gross profit	8.3%	7.8%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2008 increased $909.2 million, or 26.6%, to $4.3 billion as compared to $3.4 billion for the corresponding period in fiscal 2007. Of this increase, $424.3 million, or 46.7%, was provided by companies acquired in the past twelve months. Excluding revenue provided by acquired companies, revenue increased $484.9 million, or 14.2%, over fiscal 2007. The increase was primarily attributable to an increase in demand for our environmental management services in all of our geographic markets, continued strength in our engineering design services in the United Arab Emirates, higher government spending for highway and transit infrastructure projects in Australia, greater volumes of work performed in our planning and urban design business, and the start up of program management services on our Libya Housing and Infrastructure Board project. Increased demand in these markets was partially offset by a decline in our design/build services business in the United States due to the completion of a significant educational facility project in the fourth quarter of fiscal 2007.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2008 increased $838.0 million, or 36.5%, to $3.1 billion as compared to $2.3 billion for the corresponding period in fiscal 2007. Of this increase, $301.4 million, or 36.0%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $536.6 million, or 23.4%, over fiscal 2007. This increase was primarily attributable to the factors mentioned above.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2008 increased $83.2 million, or 46.6%, to $261.6 million as compared to $178.4 million for the corresponding period in fiscal 2007. Of this increase, $17.2 million, or 20.7%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $66.0 million, or 37.0%, consistent with the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit increased to 8.3% of revenue, net of other direct costs in the year ended September 30, 2008 from 7.8% in the corresponding period in fiscal 2007 primarily due to greater demand for services in higher margin end markets including our world-wide environmental management services business and our engineering design business in the United Arab Emirates.

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

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2008 increased $48.2 million, or 5.9%, to $866.8 million as compared to $818.6 million for the corresponding period in fiscal 2007, none of which was provided by companies acquired in the past twelve months. This increase was primarily attributable to a higher volume of task orders received related to our global maintenance and depot services projects for the U.S. government in the Middle East.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2008 increased $46.2 million, or 42.2%, to $155.8 million as compared to $109.6 million for the corresponding period in fiscal 2007. The increase was primarily attributable to an increase in our personnel associated with additional task orders received in support of United States government activities in the Middle East, and the successful negotiation of certain modifications on our combat support project.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2008 increased $5.8 million, or 29.6%, to $25.3 million as compared to $19.5 million for the corresponding period in fiscal 2007. This increase in gross profit was primarily due to the increase in revenue, net of other direct costs, partially offset by a $5.8 million reduction in accrued award fees on a U.S. government project pending final negotiation of such fees.

        As a percentage of revenue, net of other direct costs, gross profit decreased to 16.2% in the year ended September 30, 2008 from 17.8% in the corresponding period in fiscal 2007. This decrease was due to the $5.8 million reduction in award fees noted above.

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

        At September 30, 2009, cash and cash equivalents were $290.8 million, an increase of $93.7 million, or 47.5%, from $197.1 million at September 30, 2008. This increase was primarily attributable to cash provided by operating activities and proceeds from the issuance of common stock, offset by repayments of borrowings.

        Net cash provided by operating activities was $218.3 million for the year ended September 30, 2009, an increase of $60.5 million, or 38.3%, from $157.8 million for the year ended September 30, 2008. This increase was primarily attributable to a $42.5 million increase in net income, a $21.4 million increase in depreciation and amortization, and lower days receivables outstanding.

        Net cash used in investing activities was $14.3 million for the year ended September 30, 2009, a decrease of $507.0 million, or 97.3%, from the net cash used in investing activities of $521.3 million in the year ended September 30, 2008. For the year ended September 30, 2009, net cash used in business combinations was $35.7 million as compared to $656.9 million for the year ended September 30, 2008. The change was primarily due to fewer business acquisitions in fiscal 2009 compared to fiscal 2008. Also, the business acquisitions in 2009 were smaller in size than some of the significant acquisitions we made in fiscal 2008 such as Earth Tech.

        Net cash used in financing activities was $110.7 million for the year ended September 30, 2009, compared with cash provided by financing activities of $346.7 million in the year ended September 30, 2008. In the year ended September 30, 2009, we repaid $210 million of borrowings under our unsecured revolving credit facility. In March 2009, we sold 4.6 million shares of common stock in a public offering at a price per share of $20.20, for proceeds of $91.4 million, net of underwriters' discounts and offering costs. These proceeds were primarily used to repay borrowings on our unsecured revolving credit facility. In the year ended September 30, 2008, proceeds from borrowings of $333.4 million were primarily used to fund business acquisitions discussed above.

        In May 2007, we completed the initial public offering of 40.4 million shares of our common stock, which included the exercise of the underwriters' over-allotment option to purchase 5.3 million shares, at $20.00 per share. Of the total shares sold in the offering, 15.3 million were sold by stockholders of the Company. Proceeds to the Company, net of underwriting discounts, commissions, and other offering-related costs, were $468.3 million, of which $75.4 million was used to fund elections by employees to diversify their holdings of AECOM stock units in the Company's deferred compensation plan. In August 2009, the Company filed a shelf registration statement that allows it to sell up to 4,000,000 shares of its common stock. No shares have been sold under the program to date.

  Working Capital

        Working capital, or current assets less current liabilities, decreased $6.1 million, or 0.9%, to $657.8 million at September 30, 2009 from $663.9 million at September 30, 2008. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $58.3 million, or 4.3%, to $1.4 billion at September 30, 2009, primarily attributable to the timing of collections of accounts receivable.

        Accounts receivable increased 5.8%, or $95.3 million, from September 30, 2008 to September 30, 2009 primarily due to the increase in revenue.

        Days Sales Outstanding ("DSO"), including accounts receivable, net of billings in excess of costs on uncompleted contracts, at September 30, 2009, was 78 days compared to the 80 days at September 30, 2008.

        In Note 7, Accounts Receivable—Net, the Company provides a comparative analysis of the various components of accounts receivable. Substantially all unbilled receivables as of September 30, 2009 and 2008 are expected to be billed and collected within twelve months of such date.

        The Company records unbilled receivables related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2009 and 2008, the Company had no significant net receivables related to contract claims. The Company accrues award fees in unbilled receivables only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received.

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

  Borrowings and Lines of Credit

        Debt consisted of the following:

	September 30, 2009	September 30, 2008
	(in thousands)
Unsecured revolving credit facility	$100,000	$310,000
Senior notes	—	8,333
Unsecured term credit agreement	21,196	25,985
Secured notes	26,633	27,332
Other debt	23,380	26,359

Total debt	171,209	398,009
Less: Current portion of debt and short-term borrowings	(29,107)	(32,035)

Long-term debt, less current portion	$142,102	$365,974

        The following table presents, in thousands, scheduled maturities of our debt:

Year Ending September 30,
2010	29,107
2011	17,039
2012	100,852
2013	905
2014	961
Thereafter	22,345

Total	$171,209

  Unsecured Revolving Credit Facility

        We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs. The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012. We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval. The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit. We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%. In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment. At September 30, 2009 and 2008, $100.0 and $310.0 million, respectively, was outstanding under our credit facility. At September 30, 2009 and 2008, outstanding standby letters of credit totaled $29.9 million and $26.7 million, respectively, under our credit facility. At September 30, 2009, we had $470.1 million available for borrowing under the credit facility. Our debt agreements contain certain negative covenants relating to the Company's net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization. At September 30, 2009, the Company was in compliance with these covenants. Additionally, we could have drawn upon the remaining $470.1 million available under the credit facility.

        Our interest rate swap agreements with financial institutions fix the variable interest rates of $100.0 million of the outstanding debt under the Company's revolving credit facility. We applied cash flow hedge accounting to the interest rate swap agreements in accordance with SFAS No. 133, later codified in

ASC 815-20, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivatives are recorded as assets or liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, are reported in other comprehensive income. The change in fair value related to the derivatives included in other comprehensive income/(loss) for the year ended September 30, 2009 and 2008 was $(0.8) million and $(0.3) million, respectively. Based on the swaps' expiration dates, the total $(1.1) million recorded in accumulated other comprehensive income at September 30, 2009 will be recorded as interest expense over the next twelve months. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

        Our average effective interest rate on borrowings under the revolving credit facility, including the effects of the swaps, during the year ended September 30, 2009 and 2008 was 3.1% and 4.5%, respectively.

  Unsecured Term Credit Agreement

        In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time opportunity to repatriate non-U.S. earnings to the U.S. at a 5.25% tax rate. The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, we also provided a parent company guarantee. The terms and conditions of the term credit agreement are similar to those contained in our revolving credit facility.

  Secured Notes

        Secured notes are notes payable to a bank, collateralized by real properties, which we assumed in connection with our acquisition of Boyle Engineering Corporation. These notes payable bear interest at 6.04% and mature in December 2028.

  Other Debt

        Other debt consists primarily of bank overdrafts. In addition to the revolving credit facility discussed above, at September 30, 2009, we had $157.2 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which, $105.7 million was utilized for outstanding letters of credit.

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

        Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2009, there was approximately $135.7 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of the Company's pension plans. We currently expect to contribute $16.9 million to our non-U.S. plans in fiscal 2010. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. We currently expect to contribute $4.5 million to our domestic plans in the fiscal 2010. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Contractual Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2009:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Debt	$171,209	$29,107	$117,891	$1,866	$22,345
Interest on debt	24,811	4,057	6,914	2,817	11,023
Operating leases	738,011	161,499	245,678	169,730	161,104
Other	37,233	31,344	3,759	1,347	783
Pension obligations	371,498	22,482	48,946	55,352	244,718

Total contractual obligations and commitments	$1,342,762	$248,489	$423,188	$231,112	$439,973

Recently Issued Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13 "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) which updates Topic 605, Revenue Recognition, of the Codification. ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and could result in earlier revenue recognition. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

        In June 2009, the FASB issued SFAS No. 167, later codified in ASC 810-10-05, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. SFAS 167 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. SFAS 167 is effective for the Company in its fiscal year ending September 30, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its financial statements.

        In December 2008, the FASB issued FSP FAS 132R-1, later codified in ASC 715-20-65, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132R-1). FSP FAS 132R-1 amends SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity's investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. FSP FAS 132R-1 is effective for the Company in its fiscal year ending September 30, 2010. The Company will amend its disclosures accordingly beginning with the financial statements included in its fiscal year 2010 Form 10-K.

        In December 2007, the FASB issued SFAS No. 160, later codified in ASC 810-10, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. Under SFAS 160, companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company's fiscal year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), later codified in ASC 805-10, "Business Combinations" (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for the Company's fiscal year ending September 30, 2010. The Company is currently evaluating the impact of SFAS 141R on its financial statements.

        In November 2007, the FASB issued EITF Issue No. 07-1, later codified in ASC 808-10, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for the Company's fiscal year beginning October 1, 2009, and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. The Company does not expect EITF 07-1 to have a material impact on its financial statements.

Off-Balance Sheet Arrangements

        We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest entities under Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (revised December 2003), later codified in ASC 810-10, "Consolidation of Variable Interest Entities" (FIN 46R). We have consolidated all joint ventures for which we are the primary beneficiary. For all others, the Company's portion of the earnings is recorded in equity in earnings of joint ventures. See Note 9 to the consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

  Foreign Exchange Rates

        We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. We do not comprehensively hedge our exposure to currency rate changes; however, our exposure to foreign currency fluctuations is limited in that most of our contracts require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we typically do not need to hedge foreign currency cash flows for contract work performed. The functional currency of our significant foreign operations is the local currency.

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2009 and 2008, we had $121.2 and $336.0 million, respectively, outstanding borrowings under our credit facility and our term credit agreement. Interest on amounts borrowed under the credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance. For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%. For the year ended September 30, 2009, our weighted average borrowings on our senior credit facility were $234.2 million. If short term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $2.3 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited the accompanying consolidated balance sheets of AECOM Technology Corporation and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 19 to the consolidated financial statements, on October 1, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, later codified in ASC 740-10 and ASC 805-740, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109". Also, as discussed in Note 1, during the fiscal year ended September 30, 2007, the Company changed its method of accounting for defined benefit pension and other post retirement plans in accordance with Statement of Financial Accounting Standards No. 158, later codified in ASC 715-20, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R)". In the first quarter of fiscal 2009, the Company adopted the measurement provision of ASC 715-20, which resulted in the Company changing its measurement date for pension and other postretirement plans from June 30 to September 30.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM Technology Corporation's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Los Angeles, California November 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited AECOM Technology Corporation's (the "Company") internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). AECOM Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AECOM Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM Technology Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Los Angeles, California November 27, 2009

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2009	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$263,489	$173,471
Cash in consolidated joint ventures	27,288	23,651

Total cash and cash equivalents	290,777	197,122
Marketable securities	—	81,449
Accounts receivable—net	1,732,959	1,637,614
Prepaid expenses and other current assets	82,195	74,543
Current assets held for sale	74,527	93,403
Income taxes receivable	—	1,599
Deferred tax assets—net	34,077	30,620

TOTAL CURRENT ASSETS	2,214,535	2,116,350
PROPERTY AND EQUIPMENT—NET	228,835	223,217
DEFERRED TAX ASSETS—NET	91,139	45,886
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	34,505	46,432
GOODWILL	1,062,919	949,089
INTANGIBLE ASSETS—NET	61,979	80,297
OTHER NON-CURRENT ASSETS	95,969	134,919

TOTAL ASSETS	$3,789,881	$3,596,190

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$13,268	$7,898
Accounts payable	401,239	397,063
Accrued expenses and other current liabilities	722,531	643,693
Billings in excess of costs on uncompleted contracts	333,952	296,910
Income taxes payable	19,585	18,944
Current liabilities held for sale	50,325	63,834
Current portion of long-term debt	15,839	24,137

TOTAL CURRENT LIABILITIES	1,556,739	1,452,479
OTHER LONG-TERM LIABILITIES	336,635	334,694
LONG-TERM DEBT	142,102	365,974

TOTAL LIABILITIES	2,035,476	2,153,147
MINORITY INTEREST	24,687	20,050
STOCKHOLDERS' EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 25,130 and 26,423 shares as of September 30, 2009 and 2008; respectively, $100 liquidation preference value	2,513	2,642
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 110,890,075 and 102,983,378 shares, as of September 30, 2009 and 2008, respectively	1,109	1,030
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 56 and 69 shares as of September 30, 2009 and 2008, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 and 10 shares as of September 30, 2009 and 2008, respectively; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,458,326	1,309,493
Accumulated other comprehensive loss	(146,575)	(111,549)
Retained earnings	414,345	221,377

TOTAL STOCKHOLDERS' EQUITY	1,729,718	1,422,993

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,789,881	$3,596,190

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
Revenue	$6,119,465	$5,194,682	$4,237,270
Cost of revenue	5,768,262	4,907,784	4,039,317

Gross profit	351,203	286,898	197,953
Equity in earnings of joint ventures	22,557	22,191	11,828
General and administrative expenses	86,894	70,582	53,842

Income from operations	286,866	238,507	155,939
Minority interest in share of earnings	14,182	13,390	16,404
Gain on sale of equity investment	—	—	11,286
Other income (expense)	1,713	(3,438)	—
Interest (expense) income, net	(10,691)	1,336	(3,321)

Income from continuing operations before income tax expense	263,706	223,015	147,500
Income tax expense	77,002	76,493	47,203

Income from continuing operations	186,704	146,522	100,297
Discontinued operations, net of tax	2,992	704	—

Net income	$189,696	$147,226	$100,297

Net income allocation:
Preferred stock dividend	$139	$168	$249
Net income available for common stockholders	189,557	147,058	100,048

Net income	$189,696	$147,226	$100,297

Net income per share:
Basic
Continuing operations	$1.73	$1.44	$1.37
Discontinued operations	0.03	0.01	—

	$1.76	$1.45	$1.37

Diluted
Continuing operations	$1.70	$1.41	$1.15
Discontinued operations	0.03	—	—

	$1.73	$1.41	$1.15

Weighted average shares outstanding:
Basic	108,003	101,456	73,091
Diluted	109,706	104,215	87,537

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE AT OCTOBER 1, 2006	$—	$—	$(254,225)	$(36,669)	$—	$(290,894)

Comprehensive income:
Net income			25,520		74,777	100,297
Foreign currency translation adjustments				15,020		15,020
Defined benefit minimum pension liability adjustment				(4,562)		(4,562)

Total comprehensive income						$110,755

Proceeds from the issuance of common stock in initial public offering, net of $4.0 million of issuance costs		199	392,667			392,866
Conversion of preferred stock		187	234,813			235,000
Reclassification of common and preferred stock units	5,012	664	816,952			822,628
Issuance of stock		33	65,232			65,265
Repurchases of stock	(283)	(63)	(50,464)			(50,810)
Preferred stock dividend	249		(35)		(214)	—
Proceeds from exercise of options		4	3,005			3,009
Tax benefit from exercise of options			7,225			7,225
Stock based compensation		13	24,953			24,966
Repayment of stockholder notes		(46)	(14,254)			(14,300)
Tax effect related to deferred compensation plan			(27,225)			(27,225)

BALANCE AT SEPTEMBER 30, 2007	4,978	991	1,224,164	(26,211)	74,563	1,278,485
Comprehensive income:
Net income					147,226	147,226
Foreign currency translation adjustments				(45,369)		(45,369)
Defined benefit minimum pension liability adjustment				(39,670)		(39,670)
Swap valuation				(299)		(299)

Total comprehensive income						$61,888

Issuance of stock		12	33,008			33,020
Repurchases of stock	(2,504)	(10)	(11,423)			(13,937)
Preferred stock dividend	168				(168)	—
Proceeds from exercise of options		8	19,040			19,048
Tax benefit from exercise of stock options			20,586			20,586
Stock based compensation		29	24,118			24,147
Cumulative effect of adoption of accounting principle (Note 19)					(244)	(244)

BALANCE AT SEPTEMBER 30, 2008	2,642	1,030	1,309,493	(111,549)	221,377	1,422,993
Comprehensive income:
Net income					189,696	189,696
Foreign currency translation adjustments				(14,538)		(14,538)
Defined benefit minimum pension liability adjustment				(19,658)	503	(19,155)
Swap valuation				(830)		(830)

Total comprehensive income						$155,173

Cumulative effect of adoption of accounting principle (Note 10)					2,908	2,908
Proceeds from the issuance of stock in secondary public offering, net of $0.6 million of offering costs		46	91,387			91,433
Deferred compensation plan participants' diversification			(29,120)			(29,120)
Issuance of stock		16	39,462			39,478
Repurchases of stock	(268)	(14)	(13,211)			(13,493)
Preferred stock dividend	139				(139)	—
Proceeds from exercise of options		23	19,383			19,406
Tax benefit from exercise of stock options			14,969			14,969
Stock based compensation		8	25,963			25,971

BALANCE AT SEPTEMBER 30, 2009	$2,513	$1,109	$1,458,326	$(146,575)	$414,345	$1,729,718

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$189,696	$147,226	$100,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,117	62,752	45,126
Equity in earnings of unconsolidated joint ventures	(22,557)	(22,191)	(11,828)
Distribution of earnings from unconsolidated joint ventures	18,689	20,162	10,912
Non-cash stock compensation	25,971	24,147	24,966
Excess tax benefit from share based payment	(14,969)	(20,586)	(7,225)
Write-off of deferred financing costs and make-whole premium	—	—	3,166
Interest income on notes from stockholders	—	—	(754)
Other non-cash expense (income)	1,300	—	(2,010)
Foreign currency translation	(17,692)	(16,989)	14,625
Deferred income tax (benefit) expense	(3,210)	(34,470)	15,667
Gain on sale of equity investment	—	—	(11,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(67,853)	(150,932)	(114,548)
Prepaid expenses and other assets	(15,887)	33,100	1,022
Accounts payable	(8,064)	36,113	(51,154)
Accrued expenses and other current liabilities	375	50,606	88,403
Billings in excess of costs on uncompleted contracts	35,542	46,910	42,410
Other long-term liabilities	(2,241)	(33,844)	(19,017)
Income taxes payable	12,534	14,091	8,691

Net cash provided by operating activities from continuing operations	215,751	156,095	137,463

Net cash provided by operating activities from discontinued operations	2,580	1,732	—

Net cash provided by operating activities	218,331	157,827	137,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(35,719)	(656,920)	(158,742)
Proceeds from sales of businesses	—	90,020	—
Purchases of investments securities	—	(9,900)	(357,288)
Sales of investment securities	81,449	129,234	156,505
Net investment in unconsolidated affiliates	2,904	(4,653)	(1,704)
Payments for capital expenditures	(62,924)	(69,387)	(43,203)
Proceeds from sale of equity investment	—	—	14,683
Proceeds from sale of property and equipment	—	301	225

Net cash used in investing activities	(14,290)	(521,305)	(389,524)

AECOM Technology Corporation

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	91,433	—	468,280
Proceeds from borrowings under credit agreements	6,740	333,350	197,579
Repayments of borrowings under long-term debt	(239,368)	(21,265)	(287,084)
Funding of deferred compensation plan rabbi trust	—	—	(75,413)
Proceeds from issuance of common and preferred stock and units	9,586	9,171	55,146
Proceeds from exercise of stock options	19,406	19,048	3,009
Payments to repurchase common stock and common stock units	(13,493)	(13,937)	(50,076)
Proceeds from payment of notes receivable from stockholders	—	—	22,663
Payment of debt prepayment premium	—	—	(3,166)
Excess tax benefit from share based payment	14,969	20,586	7,225
FIN 48 adjustment	—	(244)	—

Net cash (used in) provided by financing activities	(110,727)	346,709	338,163

EFFECT OF EXCHANGE RATE CHANGES ON CASH	341	(3,020)	2,939
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,655	(19,789)	89,041
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	197,122	216,911	127,870

CASH AND CASH EQUIVALENTS AT END OF YEAR	$290,777	$197,122	$216,911

SUPPLEMENTAL CASH FLOW INFORMATION:
Retirement of fully depreciated equipment (non-cash)	$16,279	$16,506	$16,676

Deferred compensation plan participants' diversification (non-cash)	$29,120	—	—

Equity issued for acquisitions (non-cash)	$16,946	$23,849	$10,119

Equity issued to settle liabilities (non-cash)	$12,946	—	—

Interest paid	$15,848	$9,474	$7,751

Income taxes paid, net of refunds received	$68,410	$60,717	$36,345

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

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2009, 2008, and 2007 contained 52, 53, and 52 weeks and ended on October 2, October 3, and September 28, respectively. As discussed in Note 4, the Company acquired Earth Tech in July 2008. Due to different fiscal period-ends for the Company and Earth Tech, Earth Tech's results for the fiscal year beginning September 27, 2008 have been combined with the Company's results for the fiscal year beginning October 4, 2008. The use of the different fiscal period for Earth Tech did not have a material impact on the Company's results of operations.

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

        Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 9 regarding joint ventures.

        Revenue Recognition—The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit is dependent upon a number of factors including, the accuracy of a variety of estimates made at the balance sheet date, engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made at the balance sheet date. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known.

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2009, 2008, and 2007 were $2.3, $1.9 and $1.8 billion, respectively.

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

  Time-and-Materials Contracts.

        Time-and-Materials.    Under time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct incidental expenditures that it incurs in connection with its performance under the contract. Profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Many of the Company's time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were a fixed-price contract.

  Fixed-Price Contracts.

        Firm Fixed-Price.    Fixed-price contracting is the predominant contracting method outside of the United States. There are typically two types of fixed-price contracts. The first and more common type, lump-sum, involves performing all of the work under the contract for a specified lump-sum fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

conditions arise. The second type, fixed-unit price, involves performing an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units delivered. The Company recognizes revenue on firm fixed-price contracts using the percentage-of-completion method described above. Prior to completion, recognized profit margins on any firm fixed-price contract depend on the accuracy of the Company's estimates and will increase to the extent that its actual costs are below the estimated amounts. Conversely, if the Company's costs exceed these estimates, its profit margins will decrease and the Company may realize a loss on a project. The Company recognizes anticipated losses on contracts in the period in which they become evident.

  Service-Related Contracts.

        Service-Related.    Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

        Contract Claims—The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2009 and 2008, the Company had no significant net receivables related to contract claims.

        Government Contract Matters—The Company's federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations (FAR). These regulations can limit the recovery of certain specified indirect costs on contracts and subjects the Company to ongoing multiple audits by government agencies such as the Defense Contract Audit Agency (DCAA). In addition, most of the Company's federal and state and local contracts are subject to termination at the discretion of the client.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

  •
  Client credit worthiness; and

  •
  General economic conditions.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. See also Notes 11 and 12.

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

        Goodwill and Acquired Intangible Assets—Goodwill represents the excess amounts paid over the fair value of net assets acquired in mergers and acquisitions. In order to determine the amount of goodwill resulting from a merger or acquisition, the Company performs an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships.

        Statement of Financial Accounting Standards (SFAS) No. 142, later codified in Accounting Standards Codification (ASC) 350-10, "Goodwill and Other Intangible Assets," (SFAS 142) requires that the Company perform an impairment test of its goodwill at least annually for each reporting unit of the Company. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units. See also Note 22.

        The impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires the Company to perform a hypothetical purchase allocation for that reporting unit and to compare the resulting current implied fair value of the goodwill to the current carrying value of the goodwill for that reporting unit. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized.

        During the fourth quarter of fiscal 2009, the Company conducted its annual impairment test. The impairment evaluation process is an income-based approach that utilizes discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. As a result of the

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

impairment analysis, the Company determined that goodwill was not impaired for the year ended September 30, 2009.

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

        Insurance Reserves—The Company maintains insurance for business risks. Insurance coverage contains various retention and deductible amounts for which the Company accrues a liability based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. It is the Company's policy not to accrue for any potential legal expense to be incurred in defending the Company's position. The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company's results of operations or financial position.

        Foreign Currency Translation—The Company's functional currency is the U.S. dollar. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders' equity.

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

        Income Taxes—The Company files a consolidated federal income tax return and combined / consolidated state tax returns and separate company state tax returns. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and potential tax planning strategies. Based upon management's assessment of all available evidence, the Company has concluded that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

        Recently Issued Accounting Pronouncements—In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) which updates ASC Topic 605, "Revenue Recognition." ASU 2009-13 provides another alternative for determining the selling

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and could result in earlier revenue recognition. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

        In June 2009, the FASB issued SFAS No. 167, later codified in ASC 810-10-05, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. SFAS 167 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. SFAS 167 is effective for the Company in its fiscal year ending September 30, 2011. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its financial statements.

        In December 2008, the FASB issued FSP FAS 132R-1, later codified in ASC 715-20-65, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132R-1). FSP FAS 132R-1 amends SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity's investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. FSP FAS 132R-1 is effective for the Company in its fiscal year ending September 30, 2010. The Company will amend its disclosures accordingly beginning with the financial statements included in its fiscal year 2010 Form 10-K.

        In December 2007, the FASB issued SFAS No. 160, later codified in ASC 810-10, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. Under SFAS 160, companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company's fiscal year ending September 30, 2010. The change will have an impact on the Company's future financial statements and will be applied to all transactions after September 30, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), later codified in ASC 805-10, "Business Combinations" (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for the Company's fiscal year ending September 30, 2010. The change will have an impact on the Company's future financial statements and will be applied to all transactions after September 30, 2009.

        In November 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-1, later codified in ASC 808-10, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for the Company's fiscal year beginning October 1, 2009, and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. The Company does not expect EITF 07-1 to have a material impact on its financial statements.

2. Public Offerings of Common Stock

        In May 2007, the Company completed the initial public offering (IPO) of 40.4 million shares of common stock, which included the exercise of the underwriters' over-allotment option to purchase 5.3 million shares, at $20.00 per share, before underwriting discounts and commissions. Of the total shares sold in the offering, 15.3 million were sold by stockholders of the Company. Proceeds to AECOM, net of underwriting discounts, commissions, and other offering related costs, were approximately $468.3 million, of which $75.4 million was used to fund elections by employees to diversify their holdings in the Company's deferred compensation plan.

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

        As noted above, prior to the IPO, redeemable common and preferred stock and stock units were classified outside permanent equity because redemption was not solely within the control of the Company. As a result of this treatment, the Company had recorded a deferred tax allowance which was reversed with the closing of the IPO impacting equity by $27.2 million in fiscal 2007.

        In March 2009, the Company sold 4.6 million shares of its common stock in a public offering at a price per share of $20.20, for proceeds of approximately $91.4 million, net of underwriters' discounts and offering costs.

        In August 2009, the Company filed a shelf registration statement that allows it to sell up to 4,000,000 shares of its common stock. No shares have been sold under the program to date.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Adoption of New Accounting Pronouncements

        In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Its adoption did not have a material impact on the Company's financial statements.

        In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, "Subsequent Events" (SFAS 165). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 became effective for the Company on June 30, 2009 and its adoption did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 became effective for the Company in the quarter ended June 30, 2009, and their adoption did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, later codified in ASC 815-10, "Disclosures about Derivative Instruments and Hedging Activities," (SFAS 161), which is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of such instruments and activities on an entity's financial position, financial performance and cash flows. SFAS 161 was effective for the Company beginning on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company's consolidated financial statements.

        As of September 30, 2007, the Company adopted certain provisions of SFAS No. 158, later codified in ASC 715-20, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). SFAS 158 has an additional requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end, effective for the Company's fiscal year ending September 30, 2009. In the first quarter of fiscal 2009, the Company changed its measurement date for the defined benefit pension plans to correspond to its fiscal year-end and recorded a charge to beginning retained earnings of $2.9 million, net of tax, for the impact of the cumulative difference in the Company's pension expense between the two measurement dates.

        In February 2007, the FASB issued SFAS No. 159, later codified in ASC 825-10, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs as described under SFAS 159. If the fair value option is elected for an instrument, SFAS 159

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Adoption of New Accounting Pronouncements (Continued)

specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on October 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the Company's consolidated financial statements.

4. Business Acquisitions, Goodwill, and Intangible Assets

        On July 25, 2008, the Company completed the acquisition of the Earth Tech business unit of Tyco International Ltd. (Earth Tech), pursuant to a Purchase Agreement (Purchase Agreement) dated as of February 11, 2008, by and among the Company, Tyco International Finance, S.A. (Tyco) and other seller parties thereto. Earth Tech provides a broad range of technical and consulting services, including architecture, engineering, and design and build services to water/wastewater, environmental, transportation, and facilities clients globally. The Company acquired Earth Tech to increase its global presence, particularly in the Americas, Europe and Australia. This acquisition also strengthened the Company's water and wastewater business, while augmenting its leadership position in the environmental, facilities and transportation sectors. The total purchase price for Earth Tech, net of proceeds from non-strategic Earth Tech businesses sold to date of $112 million, as described in Note 5 below, was approximately $347 million, in cash. This total purchase price does not include the proceeds from the planned divestitures of certain Earth Tech assets being held for sale. See also Note 5. No gain or loss resulted from the sales of Earth Tech operations since they were sold for amounts that materially approximated their fair values at the acquisition date. Goodwill related to Earth Tech is partially due to the fact that the values inherent in professional services businesses are largely attributable to existing human capital.

        The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired Earth Tech at the beginning of the fiscal year ended September 30, 2008 (in thousands, except per share data). Other acquisitions completed during the periods presented were not material.

Pro Forma
Fiscal Year Ended September 30, 2008
Revenue	$6,000,000
Income from continuing operations	$143,000
Net income	$143,000
Earnings per share from continuing operations:
Basic	$1.41
Diluted	$1.37
Weighted average shares outstanding:
Basic	101,456
Diluted	104,215

        The Company completed 3, 14 and 11 business acquisitions during the years ended September 30, 2009, 2008 and 2007, respectively. Significant acquisitions included Earth Tech, Boyle Engineering Corporation, and Tecsult, Inc. during the year ended September 30, 2008 and Hayes, Seay, Mattern & Mattern, Inc. (HSMM) during the year ended September 30, 2007. Boyle Engineering Corporation is a

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

Newport Beach, California based engineering services firm that specializes in the water and wastewater markets. Tecsult, Inc. is an international engineering firm based in Montreal, Canada, that serves clients in a variety of markets, including energy, transportation, facilities and environmental. HSMM is a Roanoke, Virginia based architectural and engineering firm. The aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2009, 2008 and 2007 were $63 million, $632 million and $184 million, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(in thousands)
Cash acquired	$23,245	$41,169	$10,353
Other current assets	36,351	455,931	74,745
Goodwill	46,096	355,527	125,725
Intangible assets	7,503	68,000	25,146
Other non-current assets	1,648	249,873	18,177
Current liabilities	(51,421)	(346,400)	(67,378)
Non-current liabilities	(436)	(192,100)	(2,713)

Net assets acquired	$62,986	$632,000	$184,055

        Included in the table above, are the following assets acquired and liabilities assumed of Earth Tech, as of the acquisition date:

Fiscal Year Ended
September 30, 2008
Cash acquired	$18,300
Other current assets	380,700
Goodwill	169,414
Intangible assets	35,107
Other non-current assets	133,300
Current liabilities	(315,000)
Non-current liabilities	(91,421)

Net assets acquired	$330,400

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Acquired intangible assets above includes the following:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(in thousands)
Backlog	$2,865	$37,409	$12,484
Customer relationships	4,638	29,671	11,798
Trademarks/trade-names	—	920	864

Total Intangible Assets	$7,503	$68,000	$25,146

        Consideration for acquisitions above includes the following:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(in thousands)
Cash paid, net of $0.0, $90.0, and $0.0 million proceeds from sales of businesses	$40,072	$608,151	$173,936
Promissory notes	5,968	—	—
Equity issued	16,946	23,849	10,119

Total consideration	$62,986	$632,000	$184,055

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2009, 2008 and 2007 were as follows:

	Fiscal Year 2009
	September 30, 2008	Goodwill Additions	Post-Acquisition Adjustments	Foreign Currency Translation	September 30, 2009
	(in thousands)
Reporting Unit:
Professional Technical Services	$946,263	$46,096	$68,895	$(1,161)	$1,060,093
Management Support Services	2,826	—	—	—	2,826

Total	$949,089	$46,096	$68,895	$(1,161)	$1,062,919

	Fiscal Year 2008
	September 30, 2007	Goodwill Additions	Post-Acquisition Adjustments	Foreign Currency Translation	September 30, 2008
	(in thousands)
Reporting Unit:
Professional Technical Services	$583,807	$355,527	$24,876	$(17,947)	$946,263
Management Support Services	8,426	—	(5,600)	—	2,826

Total	$592,233	$355,527	$19,276	$(17,947)	$949,089

	Fiscal Year 2007
	September 30, 2006	Goodwill Additions	Post-Acquisition Adjustments	Foreign Currency Translation	September 30, 2007
	(in thousands)
Reporting Unit:
Professional Technical Services	$457,575	$125,725	$507	$—	$583,807
Management Support Services	8,933	—	(507)	—	8,426

Total	$466,508	$125,725	$—	$—	$592,233

        The foreign currency translation amounts relates to the impact of foreign currency adjustments in accordance with ASC 830-10, "Foreign Currency Translation."

        Post-acquisition adjustments to goodwill, as presented below, include additional consideration paid for businesses as a result of finalizing working capital adjustments pursuant to the applicable purchase agreement. Adjustments to deferred tax (assets) liabilities reflect the estimated net deferred tax established in purchase accounting. Such deferred taxes are primarily associated with the step-up to fair value of intangible assets. Project related adjustments primarily reflect the Company's process to fair value the projects and establish appropriate liabilities in connection with legal reserves. In addition, in connection with the Earth Tech acquisition, the Company has completed plans for workforce reductions and facility closures. The Company expects that significant changes to the plans are not likely and that the remaining actions required by the plans will be substantially complete by the second quarter of the fiscal year ending September 30, 2010. Actions required by plans relating to the other significant acquisitions

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

listed above, Boyle Engineering Corporation and Tecsult, Inc., have been completed. The following table presents post-acquisition adjustments recorded in the current year:

	Post-Acquisition Adjustments
	Earth Tech	Other Acquisitions	Total
	(in millions)
Working capital adjustment	$43.2	$(0.7)	$42.5
Deferred tax (assets) liabilities	(30.7)	1.1	(29.6)
Project related accruals	20.7	1.8	22.5
Severance	10.4	0.2	10.6
Facilities	22.1	1.3	23.4
Intangible assets	(6.7)	6.2	(0.5)

Total	$59.0	$9.9	$68.9

        The following table summarizes activity relating to severance and facility purchase accounting liabilities during the year ended September 30, 2009:

	Twelve Months Ended September 30, 2009
	Severance Costs	Facility Costs	Total
	(in millions)
Purchase accounting liabilities, beginning of the period	$—	$—	$—
Liabilities established during the period	10.6	29.3	39.9
Liabilities utilized during the period	(8.9)	(3.0)	(11.9)

Purchase accounting liabilities, end of the period	$1.7	$26.3	$28.0

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2009 and 2008, included in intangible assets—net in the accompanying Consolidated Balance Sheets, were as follows:

	September 30, 2009		September 30, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (years)
	(in thousands)
Backlog	$63,137	$55,021	$65,639	$36,001	0.8 - 1.5
Customer relationships	69,999	16,136	59,649	8,990	10

Total	$133,136	$71,157	$125,288	$44,991

        At the time of acquisition, the Company estimates the amount of the identifiable intangible assets acquired based upon the Company's history with other similar acquisitions and with historical valuations and the facts and circumstances available at the time. The Company determines the value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        For the years ended September 30, 2009, 2008 and 2007, the Company's amortization expense for acquired intangible assets with finite useful lives was $26.2 million, $17.7 million, and $12.4 million, respectively. The following table presents, in thousands, estimated future amortization expense for acquired intangibles:

Year Ending September 30,
2010	$13,257
2011	7,493
2012	7,014
2013	7,014
2014	7,014
Thereafter	20,187

Total	$61,979

5. Discontinued Operations

        As part of the July 2008 acquisition of Earth Tech into its Professional Technical Services segment, the Company acquired certain non-strategic businesses that it has divested and intends to divest. Concurrent with the close of the purchase of Earth Tech, the Company divested Earth Tech's Water & Power Technologies and North American Contract Operations businesses and Earth Tech's Mexican operations. Additionally, the Company divested Earth Tech's Swedish business in September 2008. In May 2009, the Company received the consents and legal ownership of the U.K. businesses, and has divested and intends to divest certain of the assets (UK Assets) of the U.K. businesses. In addition to non-strategic contracts in the U.S. and Canada, the remaining UK Assets have been segregated from continuing operations and presented as discontinued operations and/or as assets and liabilities held for sale in the accompanying financial statements. The results in discontinued operations have also been adjusted for the Irish business previously identified as discontinued operations and subsequently retained. The net impact of the changes to discontinued operations to the Consolidated Statement of Income for the year ended September 30, 2008 was a $0.3 million reclassification from income from discontinued operations, net of tax to income from continuing operations. Also, as a result of these changes to discontinued operations, on the Consolidated Balance Sheet, the Company reclassified $17.6 million of assets to assets held for sale, and $4.2 million from liabilities held for sale to liabilities as of September 30, 2008.

        The following table summarizes the reclassification of the consolidated balance sheet for discontinued operations as of September 30, 2008:

	September 30, 2008
	As previously classified	Certain UK Assets	Subsequently Retained Business	As reclassified
	(in millions)
Current assets held for sale	$75.8	$87.3	$(69.7)	$93.4
Current liabilities held for sale	(68.0)	(62.3)	66.5	(63.8)

Net assets held for sale	$7.8	$25.0	$(3.2)	$29.6

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

        For the year ended September 30, 2009 and 2008, the summarized results of the discontinued operations, included in the Company's results of operations, are as follows:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in millions)
Revenue	$72.9	$21.5
Earnings before income taxes	3.4	0.8
Income tax expense	0.4	0.1

Earnings from discontinued operations, net of tax	$3.0	$0.7

6. Marketable Securities

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

7. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Billed	$992,444	$955,722
Unbilled	785,783	714,971
Contract retentions	55,203	49,641

Total accounts receivable—gross	1,833,430	1,720,334
Allowance for doubtful accounts	(100,471)	(82,720)

Total accounts receivable—net	$1,732,959	$1,637,614

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2009 and 2008 are expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Receivable—Net (Continued)

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2009 or 2008.

8. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	Useful Lives (years)
	(in thousands)
Building and land	$36,573	$36,900	27
Leasehold improvements	125,807	100,574	2 - 12
Computer systems and equipment	188,248	154,331	3 - 7
Furniture and fixtures	72,530	66,683	5 - 10
Automobiles	4,676	8,251	3 - 10

Total	427,834	366,739
Accumulated depreciation and amortization	(198,999)	(143,522)

Property and equipment, net	$228,835	$223,217

        Depreciation expense for the fiscal years ended September 30, 2009, 2008 and 2007 was $57.5 million, $44.6 million and $32.5 million, respectively. Included in depreciation expense is amortization expense of capitalized software costs for fiscal years ended September 30, 2009, 2008 and 2007 of $4.7 million, $4.0 million and $4.2 million, respectively. Unamortized capitalized software costs at September 30, 2009, 2008 and 2007 were $19.0 million, $18.3 million and $21.4 million, respectively.

        Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining life of the lease or its estimated useful life.

9. Joint Ventures and Variable Interest Entities

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

        The majority of the Company's unconsolidated joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company's own employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass through entities to bill the third-party customer. The Company includes the services performed for

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Joint Ventures and Variable Interest Entities (Continued)

these joint ventures, and the costs associated with these services, in the Company's results of operations. In certain joint ventures where a fee is added by the joint venture to client billings, the Company's portion of that fee is recorded in equity in earnings of joint ventures.

        The Company also has unconsolidated joint ventures that have their own employees and operating expenses and to which the Company generally makes a capital contribution. These joint ventures generally provide operations and maintenance services for governmental facilities. The Company accounts for these joint ventures using the equity method.

        Summary financial information of the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(in thousands) (unaudited)
Financial position:
Current assets	$215,108	$233,422	$168,369
Current liabilities	(145,135)	(146,079)	(106,249)

Working capital	69,973	87,343	62,120
Non-current assets	6,475	5,384	5,691
Non-current liabilities	(2,722)	(1,865)	(2,858)

Joint ventures' equity	$73,726	$90,862	$64,953

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(in thousands)
The Company's investment in joint ventures	$34,505	$46,432	$23,551
Joint ventures':
Total revenues	$1,488,952	$1,162,517	$2,652,299
Cost of revenues	1,433,087	1,107,360	2,532,998
The Company's equity in earnings of joint ventures
Pass through joint ventures	$2,477	$1,935	$2,476
Other joint ventures	20,080	20,256	9,352

Total	$22,557	$22,191	$11,828

  Consolidated Entities

        At September 30, 2009, the total assets and liabilities of variable interest entities where the Company was the primary beneficiary were $250.9 million and $130.0 million, respectively, as compared to total assets of $289.9 million and total liabilities of $200.0 million at September 30, 2008.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans

        Pension Plans—In the U.S., the Company sponsors a Defined Benefit Pension Plan (the Pension Plan) which covers substantially all permanent employees hired as of March 1, 1998, subject to eligibility and vesting requirements, and required contributions from participating employees through March 31, 1998. Benefits under this plan generally are based on the employee's years of creditable service and compensation. Effective April 1, 2004, the Company set a maximum on the amount of compensation used to determine pension benefits based on the highest calendar year of compensation earned in the 10 completed calendar years from 1994 through 2003, or the relevant IRS annual compensation limit, $200,000, whichever is lower. Outside the U.S., the Company sponsors various pension plans which are appropriate to the country in which the Company operates, some of which are government mandated.

        In the first quarter of fiscal 2009, the Company changed its measurement date for the defined benefit pension plans to correspond to its fiscal year-end and recorded a charge to beginning retained earnings of $2.9 million, net of tax, for the impact of the cumulative difference in the Company's pension expense between the two measurement dates.

        The following tables provide reconciliations of the changes in the U.S. and international plans' benefit obligations, reconciliations of the changes in the fair value of assets for the years ending September 30, and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$129,232	$430,075	$125,804	$357,100	$122,979	$321,767
Adjustment for FAS 158 measurement date provision	958	3,177	N/A	N/A	N/A	N/A
Service cost	1,848	4,755	2,252	4,278	2,603	4,774
Participant contributions	868	2,504	883	2,776	453	3,093
Interest cost	8,585	22,024	7,644	19,149	7,503	17,750
Benefits paid	(8,519)	(13,563)	(6,905)	(19,522)	(9,362)	(11,089)
Actuarial (gain) loss	18,978	(23,281)	(7,527)	22,388	1,628	(4,610)
Curtailment (gain) loss	—	—	—	—	—	984
Plan settlements	(3,458)	—	(2,954)	—	—	—
Net transfer in/(out)/acquisitions	—	7,549	10,035	88,273	—	—
Foreign currency translation loss (gain)	—	(38,822)	—	(44,367)	—	24,431

Benefit obligation at end of year	$148,492	$394,418	$129,232	$430,075	$125,804	$357,100

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$94,460	$335,419	$98,914	$315,316	$89,375	$239,238
Adjustment for FAS 158 measurement date provision	(1,585)	(3,703)	N/A	N/A	N/A	N/A
Actual return on plan assets	(11,055)	(3,207)	(8,949)	(7,803)	15,147	23,672
Employer contributions	9,575	35,806	3,791	15,584	3,301	40,681
Participant contributions	868	2,504	883	2,776	453	3,093
Benefits paid	(8,519)	(13,563)	(6,905)	(19,522)	(9,362)	(11,089)
Plan settlements	(3,458)	—	(2,954)	—	—	—
Net transfer in/(out)/acquisitions	—	5,246	9,680	64,436	—	—
Foreign currency translation (loss) gain	—	(28,385)	—	(35,368)	—	19,721

Fair value of plan assets at end of year	$80,286	$330,117	$94,460	$335,419	$98,914	$315,316

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Reconciliation of funded status:
Funded status at end of year	$(68,206)	$(64,301)	$(34,772)	$(94,656)	$(26,890)	$(41,784)
Contribution made after measurement date	N/A	N/A	204	12,908	181	4,323

Net amount recognized at end of year	$(68,206)	$(64,301)	$(34,568)	$(81,748)	$(26,709)	$(37,461)

        During the fiscal year ended September 30, 2007, due to the adoption of FAS 158, the Company recognized on its balance sheet a liability equal to the funded status (measured as the excess of the projected benefit obligation over the fair market value of plan assets) for its pension plans. The following table sets forth the amounts recognized in the balance sheet as of September 30, 2009, 2008, and 2007:

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Amounts recognized in the balance sheet:
Other non-current assets	$—	$60	$—	$—	$—	$1,935
Accrued expenses and other current liabilities	(1,284)	—	(1,588)	(81,748)	(1,184)	—
Other long-term liabilities	(66,922)	(64,361)	(32,980)	—	(25,525)	(39,396)

Net amount recognized in the balance sheet	$(68,206)	$(64,301)	$(34,568)	$(81,748)	$(26,709)	$(37,461)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

        The following table details the reconciliation of amounts in the statement of stockholders' equity for the fiscal years ended September 30, 2009, 2008 and 2007:

	Fiscal Year Ended
	September 30, 2009			September 30, 2008		September 30, 2007
	U.S.	Int'l		U.S.	Int'l	U.S.	Int'l
	(in thousands)
Reconciliation of amounts in statement of stockholders' equity:
Initial net asset (obligation)	$—	$		$—	$—	$—	$—
Prior service credit (cost)	1,933		2,987	2,979	3,766	4,137	4,674
Net gain (loss)	(71,544)		(86,318)	(35,579)	(89,705)	(30,665)	(55,609)

Total recognized in accumulated other comprehensive income (loss)	$(69,611)		$(83,331)	$(32,600)	$(85,939)	$(26,528)	$(50,935)

        The following table details the components of net periodic benefit cost for the plans in fiscal years 2009, 2008 and 2007:

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,848	$4,755	$2,252	$4,278	$2,603	$4,774
Interest cost	8,585	22,024	7,644	19,149	7,503	17,750
Expected return on plan assets	(7,837)	(22,799)	(7,112)	(20,737)	(6,874)	(16,673)
Amortization of prior service costs	(837)	(312)	(1,158)	(399)	(1,158)	(726)
Recognized actuarial loss	2,433	3,217	3,334	3,128	3,928	3,887
Curtailment/settlement loss	763	—	286	2,566	—	(2,130)

Net periodic benefit cost	$4,955	$6,885	$5,246	$7,985	$6,002	$6,882

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $14.7 million and $(7.3) million in the year ended September 30, 2009 and 2008, respectively.

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Projected benefit obligation	$148,492	$394,418	$129,232	$430,075	$125,804	$357,100
Accumulated benefit obligation	$145,574	$358,306	$126,521	$395,686	$122,378	$332,862
Fair value of plan assets	$80,286	$330,117	$94,460	$335,419	$98,914	$315,316

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries they are discretionary. We currently expect to contribute $16.9 million to our international plans in fiscal year 2010. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. We currently expect to contribute $4.5 million to our domestic plans in 2010.

        The table below provides the expected future benefit payments, in thousands:

Year Ending September 30,	U.S.	Int'l
2010	$8,944	$13,538
2011	9,680	13,370
2012	9,707	16,189
2013	10,357	17,158
2014	10,762	17,075
2015 - 2019	55,820	188,898

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.70%	5.56%	6.91%	5.80 - 5.90%	6.25%	5.25 - 5.50%
Salary increase rate	4.00%	3.92%	4.00%	4.25%	4.00%	4.25%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	6.91%	5.80%	6.25%	5.25 - 5.50%	6.25%	5.25%
Salary increase rate	4.00%	4.63%	4.00%	4.25%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	7.20%	8.00%	6.95 - 7.00%	8.00%	5.00 - 7.00%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Plans (Continued)

        The following table summarizes the Company's target allocation for 2009 and pension plan asset allocation, both domestic and international, as of September 30, 2009 and 2008:

			Percentage of Plan Assets as of September 30,
	Target Allocations		2009		2008
Asset Category	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Domestic equity	45%	20%	40%	20%	54%	25%
International equity	15	27	22	27	15	24
Debt	20	43	22	43	22	40
Cash	—	1	2	2	2	1
Property and other	20	9	14	8	7	10

Total	100%	100%	100%	100%	100%	100%

        The Company's policy is to minimize the risk of large losses through diversification in a portfolio of stocks, bonds, and cash equivalents, as appropriate, which may reflect varying rates of return. The percentage of assets allocated to cash is to assure liquidity to meet benefit disbursements and general operating expenses.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of an 8.0% and 7.2% weighted-average long-term rate of return on assets assumption for the fiscal year ending September 30, 2009 for U.S. and non-U.S. plans, respectively.

11. Debt

        Debt consisted of the following:

	September 30, 2009	September 30, 2008
	(in thousands)
Unsecured revolving credit facility	$100,000	$310,000
Senior notes	—	8,333
Unsecured term credit agreement	21,196	25,985
Secured notes	26,633	27,332
Other debt	23,380	26,359

Total debt	171,209	398,009
Less: Current portion of debt and short-term borrowings	(29,107)	(32,035)

Long-term debt, less current portion	$142,102	$365,974

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        The following table presents, in thousands, scheduled maturities of our debt:

Year Ending September 30,
2010	$29,107
2011	17,039
2012	100,852
2013	905
2014	961
Thereafter	22,345

Total	$171,209

  Unsecured Revolving Credit Facility

        The Company has an unsecured revolving credit facility with a syndicate of banks to support its working capital and acquisition needs. The borrowing capacity under the unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval. The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit. The Company may borrow, at its option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%. In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment. At September 30, 2009 and 2008, $100.0 and $310.0 million was outstanding under the credit facility. At September 30, 2009 and 2008, outstanding standby letters of credit totaled $29.9 million and $26.7 million, respectively, under the credit facility. At September 30, 2009, the Company had $470.1 million available for borrowing under the credit facility. The Company's debt agreements contain certain negative covenants relating to the Company's net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization. At September 30, 2009, the Company was in compliance with these covenants. The Company could have drawn upon the remaining $470.1 million available under the credit facility.

  Interest Rate Swaps

        The Company's interest rate swap agreements with financial institutions fix the variable interest rates of $100.0 million of debt outstanding at September 30, 2009 under the Company's revolving credit facility. The Company applied cash flow hedge accounting for the interest rate swap agreements in accordance with ASC 815-20, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, are reported in other comprehensive income. The change in fair value related to the derivatives included in other comprehensive income/(loss) for the year ended September 30, 2009 and 2008 was $(0.8) million and $(0.3) million, respectively. Based on the swaps' expiration dates, the total $(1.1) million recorded in accumulated other comprehensive income at

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

September 30, 2009 will be recorded as interest expense over the next twelve months. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

        The Company's average effective interest rate on borrowings under the revolving credit facility, including the effects of the swaps, during the year ended September 30, 2009 and 2008 was 3.1% and 4.5%, respectively.

  Unsecured Term Credit Agreement

        In September 2006, through certain wholly-owned subsidiaries, the Company entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate. The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, the Company also provided a parent company guarantee. The terms and conditions of the term credit agreement are similar to those contained in the Company's revolving credit facility.

  Secured Notes

        Secured notes are notes payable to a bank, collateralized by real properties, which were assumed in connection with the acquisition of Boyle Engineering Corporation. These notes payable bear interest at 6.04% and mature in December 2028.

  Other debt

        Other debt consists primarily of bank overdrafts. In addition to the unsecured revolving credit facility discussed above, at September 30, 2009, the Company had $157.2 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which, $105.7 million was utilized for outstanding letters of credit.

12. Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, later codified in ASC 820-10, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on October 1, 2008 for all non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). For pension and all other nonfinancial assets and liabilities, SFAS 157 is effective for the Company on October 1, 2009.

        As it relates to its non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on the Company's consolidated

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Fair Value Measurements (Continued)

financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its pension related financial assets and liabilities and its other nonfinancial assets and liabilities.

        The following table summarizes the Company's non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2009 (in millions):

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets(1)	$0.6	$0.6	$—	$—

Total assets	$0.6	$0.6	$—	$—

Deferred compensation plan liability(1)	$92.8	$—	$92.8	$—
Derivative liabilities(2)	1.9	—	1.9	—

Total liabilities	$94.7	$—	$94.7	$—

(1)
The Company maintains a participant-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for eligible highly compensated employees. As of September 30, 2009, the rabbi trust held approximately $0.6 million, or 1% of its investment assets, in marketable securities valued using quoted market prices. The remaining assets, not reflected in this table, of $53.7 million are valued at cash surrender value and not subject to SFAS 157 disclosure. The related deferred compensation liability represents the fair value of the participant deferrals. For additional information about the Company's deferred compensation plan, refer to Note 17.

(2)
The Company calculates derivative liability amounts in accordance with SFAS 133. For additional information about the Company's fair value measurements of these interest rate swap agreements, refer to Notes 1 and 11.

13. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 22 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Leases

        The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The following table presents, in thousands, amounts payable under non-cancelable operating lease commitments during the following fiscal years:

Year Ending September 30,
2010	$161,499
2011	136,707
2012	108,971
2013	90,592
2014	79,138
Thereafter	161,104

Total	$738,011

        Included in the above table are commitments totaling $25.0 million related to the sale-leaseback of the Company's Orange, California facility during the year ended September 30, 2006. The sales price of this facility was $20.1 million of which $16.3 million in gain on sale-leaseback was deferred and is being amortized over the 12-year term of the lease.

        The Company also has similar non-cancelable leasing agreements that are accounted for as capital lease obligations due to the terms of the underlying leases. At September 30, 2009, the Company had total lease obligations under capital leases of $8.1 million. Rent expense for all leases for the years ended September 30, 2009, 2008, and 2007, was approximately $192.2 million, $163.3 million and $123.3 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

15. Other Financial Information

        Other non-current assets consist of the following:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in millions)
Deferred compensation plan assets (Note 17)	$54.3	$60.0
Other	41.7	74.9

	$96.0	$134.9

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other Financial Information (Continued)

        Accrued expenses consist of the following:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in millions)
Accrued salaries and benefits	$323.3	$315.4
Accrued contract costs	358.2	285.9
Other accrued expenses	41.0	42.4

	$722.5	$643.7

        Accrued contract costs above include balances related to professional liability accruals of $98.3 million and $84.2 million as of September 30, 2009 and 2008, respectively. Other accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

        Other long-term liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in millions)
Pension liabilities (Note 10)	$132.5	$116.3
Deferred compensation plan liability (Note 17)	92.8	58.4
Reserve for uncertain tax positions (Note 19)	54.4	57.6
Other	56.9	102.4

	$336.6	$334.7

        The components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in millions)
Foreign currency translation adjustment	$(37.7)	$(23.1)
Defined benefit minimum pension liability adjustment, net of tax	(107.8)	(88.1)
Interest rate swap valuation	(1.1)	(0.3)

	$(146.6)	$(111.5)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

        Convertible Preferred Stock—The Restated Certificate of Incorporation of the Company authorizes the issuance of 8,000,000 shares of Preferred Stock, par value $.01 per share (Preferred Stock) and liquidation preference of $100 per share. The holders of Preferred Stock are generally entitled to one vote per share on all matters to be voted on by the Company's stockholders and vote as one class with the Common Stock.

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

17. Stock Plans

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

        The Company sponsors the Deferred Compensation Plan (DCP), a stock purchase plan that provides an opportunity for eligible employees and non-employee directors to continue to invest in the Company when the Company's qualified plans are no longer available to them due to limitations contained in the U.S. Internal Revenue Code. Under the DCP, participants are permitted to defer compensation, on a pre-tax basis, for investment in common stock units. See also Note 2 relating to the Company funding a rabbi trust for certain diversified DCP balances in connection with the IPO. When a participant in the DCP ends employment, the Company will issue shares of AECOM common stock based on the total number of units credited to the participant's account. During the year ended September 30, 2009, participants of the DCP elected to diversify a portion of their investment from AECOM Common Stock units. As a result, $29.1 million in liabilities were established and recorded in other long-term liabilities.

        Compensation expense relating to employer contributions under defined contribution plans, including the DCP, for fiscal years ended September 30, 2009, 2008 and 2007, was $16.1 million, $14.3 million and $17.1 million, respectively. Issuances and repurchases of AECOM common stock related to employee participants' contributions to and withdrawals from these defined contribution plans are included as issuances and repurchases of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—The Company has stock incentive plans under which key employees can purchase up to 19,400,000 shares of Common Stock under stock options or restricted stock awards while

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock Plans (Continued)

non-employee directors can purchase up to 500,000 shares of Common Stock under stock options. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant. During the years ended September 30, 2009, 2008, and 2007, compensation expense recognized relating to stock options as a result of the fair value method was $4.4 million, $2.6 million, and $1.2 million, respectively. Unrecognized compensation expense relating to stock options outstanding as of September 30, 2009 was $6.8 million to be recognized over the awards' respective vesting periods which are generally three years.

        The fair value of the Company's stock options were calculated using the following assumptions:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate of return, annual	1.8%	3.5%	4.6%
Expected life	4.5 years	4.5 years	6 years
Volatility	37.6%	33.0%	25.0%

        The weighted average grant-date fair value of stock options granted during the years ended September 30, 2009 and 2008 was $8.04 and $8.91, respectively.

        During the three years in the period ended September 30, 2009, option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance, October 1, 2006	8,928,640	$8.43
Granted	679,865	14.88
Exercised	(1,845,251)	13.80
Cancelled	(35,666)	7.17

Balance, September 30, 2007	7,727,588	9.27
Granted	517,100	27.65
Exercised	(2,851,150)	7.70
Cancelled	(84,793)	17.51

Balance, September 30, 2008	5,308,745	11.78
Granted	885,464	23.68
Exercised	(2,330,587)	8.58
Cancelled	(57,622)	22.17

Balance, September 30, 2009	3,806,000	$16.36

Exercisable as of September 30, 2007	7,139,923	$8.79

Exercisable as of September 30, 2008	4,560,286	$10.10

Exercisable as of September 30, 2009	2,508,973	$12.78

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock Plans (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2009:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$7.84 - $8.37	97,460	0.21	$7.97	$1.87	81,460	0.22	$8.00
9.75 - 10.34	715,300	1.16	9.82	12.39	715,300	1.16	9.82
10.39 - 11.49	642,000	2.18	10.55	10.65	642,000	2.18	10.55
12.41 - 15.41	978,593	3.76	13.54	13.31	832,186	3.66	13.39
21.01 - 25.52	926,597	6.12	23.74	3.15	36,184	4.90	24.78
26.47 - 36.67	446,050	5.26	27.88	0.03	201,843	5.29	27.65

7.84 - 36.67	3,806,000	3.66	$16.36	$41.40	2,508,973	2.61	$12.78

        The remaining contractual life of options outstanding at September 30, 2009, range from 0 to 7 years and have a weighted average remaining contractual life of 3.66 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2009, 2008, and 2007 was $46.1 million, $65.5 million, and $55.9 million, respectively.

        The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period. The Company recognized compensation expense relating to the PEP of $19.3 million, $19.2 million, and $12.7 million during the years ended September 30, 2009, 2008, and 2007, respectively. Additionally, the Company issues restricted stock units in connection with acquisitions which vest immediately or which are earned based on service conditions, resulting in compensation expenses of $1.5 million, $0.0 million, and $0.0 million during the years ended September 30, 2009, 2008, and 2007, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding as of September 30, 2009 was $21.2 million and $3.9 million, respectively, to be recognized over the awards' respective vesting periods which are generally three years.

        Cash flow is attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) be classified as financing cash flows. Excess tax benefits of $15.0 million, $20.6 million, and $7.2 million for the years ended September 30, 2009, 2008, and 2007, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

18. Redeemable Common Stock and Common Stock Units

        Prior to the Company's IPO in May 2007, the Company's securities were not freely tradable. In accordance with EITF Topic D-98, later codified in ASC 480-10, "Classification and Measurement of Redeemable Securities," since the redemption of the Company's common and preferred stock and stock units was not solely within the control of the Company, such amounts were classified outside of permanent stockholders' equity. As a result of the IPO and the conversion of redeemable stock, amounts previously

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Redeemable Common Stock and Common Stock Units (Continued)

recorded outside permanent equity are classified as equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Stockholders' Equity. See also Note 2.

19. Income Taxes

        Income tax expense on continuing operations is comprised of:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(in thousands)
Current:
Federal	$25,813	$57,443	$14,159
State	5,306	13,800	(237)
Foreign	49,093	39,720	17,614

Total current income tax expense	80,212	110,963	31,536

Deferred:
Federal	4,233	(28,660)	6,551
State	(1,439)	(7,188)	1,753
Foreign	(6,004)	1,378	7,363

Total deferred income tax expense (benefit)	(3,210)	(34,470)	15,667

Total income tax expense	$77,002	$76,493	$47,203

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Tax at federal statutory rate	$92,297	35.0%	$78,055	35.0%	$51,596	35.0%
U.S. income tax credits	(19,813)	(7.5)	(15,779)	(7.1)	(3,030)	(2.1)
State income tax, net of federal benefit	5,257	2.0	6,027	2.7	3,494	2.4
Foreign tax rate differential	5,231	2.0	(2,778)	(1.3)	(6,392)	(4.3)
Foreign R&E credits	(6,662)	(2.5)	(6,857)	(3.1)	—	—
Disallowance of meals & entertainment expense	628	0.2	472	0.2	963	0.6
Other items, net	877	0.3	(3,621)	(1.6)	572	0.4
Change in uncertain tax positions	(5,926)	(2.2)	20,180	9.1	—	—
Valuation allowance	5,113	1.9	794	0.4	—	—

Total income tax expense	$77,002	29.2%	$76,493	34.3%	$47,203	32.0%

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$99,407	$117,607
Net operating loss carry forwards	32,079	46,923
Self insurance reserves	49,491	38,500
R&E tax credit carry forwards	5,643	1,670
Pension liability	46,995	27,843
Foreign tax attributes	1,808	2,570
Accrued liabilities	59,705	53,949
Investments in joint ventures/non-controlled subsidiaries	95	103
Other	1,908	537

Total deferred tax assets	297,131	289,702

Deferred tax liabilities:
Unearned revenue	(98,397)	(120,527)
Depreciation and amortization	(12,575)	(18,488)
Acquired intangible assets	(23,430)	(35,321)
State taxes	(6,852)	(451)

Total deferred tax liabilities	(141,254)	(174,787)

Valuation allowance	(30,661)	(38,409)

Net deferred tax assets	$125,216	$76,506

        As of September 30, 2009, the Company has available unused federal net operating loss (NOL) carry forwards of $5.0 million, state NOL carry forwards of $189.3 million, and foreign NOL carry forwards of $67.1 million which expire at various dates through 2028. In addition, as of September 30, 2009, the Company has available unused state research and development credits of $5.6 million which can be carried forward indefinitely and foreign tax attributes of $1.8 million which expire at various dates through 2028.

        As of September 30, 2009, the deferred tax assets were $297.1 million. The Company has recorded a valuation allowance of approximately $30.7 million related to federal, state and foreign net operating loss carry forwards and credits. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with SFAS No. 109, later codified in ASC 740-10, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining asset of $266.4 million will be realized and, as such, no additional valuation allowance has been provided.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. The undistributed earnings are approximately $318.2 million. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

        In July 2006, the FASB issued FASB Interpretation No. 48, later codified in ASC 740-10 and ASC 805-740, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that the Company has taken or anticipates taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. On October 1, 2007, the Company adopted the provisions of FIN 48 and recorded adjustments of $1.9 million to deferred taxes and $0.2 million to retained earnings.

        As of September 30, 2009, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $54.4 million. The gross unrecognized tax benefits as of September 30, 2009 and September 30, 2008 were $52.8 million and $57.0 million, respectively, excluding interest, penalties, and related tax benefit. The decrease of $4.2 million is primarily related to income tax credits less acquired unrecognized tax benefits. Of the $52.8 million, approximately $45.8 million, including related tax benefits, would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2009. With respect to the remaining $7.0 million, the reversal would result in a reduction to the balance of goodwill. However, the adoption of SFAS 141R will prospectively change the impact of any reversal of these unrecognized tax benefits to an increase in the income tax benefit beginning in the fiscal year ending September 30, 2010. See Note 1 above for further discussion on SFAS 141R. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Balance at the beginning of the year	$56,965	$36,292
Gross increase in prior years' tax positions	2,572	5,904
Gross decrease in prior years' tax positions	(11,413)	(3,856)
Gross increase in current period's tax positions	7,435	15,875
Lapse of statute of limitations	(4,457)	(1,877)
Unrecognized tax benefits acquired in current year	1,704	4,627

Balance at the end of the year	$52,806	$56,965

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statement of income. At September 30, 2008, the accrued interest and penalties were $5.5 million and $1.2 million, respectively, excluding any related income tax benefits. As of September 30, 2009, the accrued interest and penalties were $6.0 million and $0.6 million, respectively, excluding any related income tax benefits.

        The Company files income tax returns in numerous tax jurisdictions, including the U.S., and numerous U.S. states and non-U.S. jurisdictions around the world. The statute of limitations varies by jurisdiction in

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

which the Company operates. Because of the number of jurisdictions in which the Company files tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. With the normal closures of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $7.5 million within the next 12 months. With few exceptions, the Company is no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2005.

        A number of tax years are under audit by the relevant federal, state and foreign tax authorities. The Company is currently under examination by the U.S. Internal Revenue Service for the fiscal years 2006 and 2007. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year 2010. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time due to the early status of the tax examinations.

20. Earnings Per Share

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

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(in thousands)
Weighted average shares outstanding—Basic	108,003	101,456	73,091
Potential common shares:
Preferred stock, Class F and Class G	—	—	11,331
Stock options	1,585	2,650	2,774
Preferred stock, other	118	109	341

Weighted average shares outstanding—Diluted	109,706	104,215	87,537

        For the three fiscal years ended September 30, 2009, 2008, and 2007, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies

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

        Under the Company's unsecured revolving credit facility and other facilities discussed in Other Debt above, at September 30, 2009, the Company was contingently liable in the amount of approximately $135.7 million under standby letters of credit issued primarily in connection with payment and performance guarantees relating to domestic and overseas contracts and general and professional liability insurance programs. In addition, in some instances the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

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

22. Reportable Segments and Geographic Information

        The Company's operations are organized into two reportable segments: Professional Technical Services (PTS) and Management Support Services (MSS). The Company's PTS reportable segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide. The Company's MSS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, and technical assistance and systems integration services, primarily for agencies of the U.S. government. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its PTS reportable segment based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

        Management internally analyzes the results of its operations using several non-GAAP measures. A significant portion of the Company's revenues relates to services provided by subcontractors and other non-employees that it categorizes as other direct costs. Other direct costs are segregated from cost of revenues resulting in revenue, net of other direct costs, which is a measure of work performed by Company employees. The Company has included information on revenue, net of other direct costs, as it believes that it is useful to view our revenue exclusive of costs associated with external service providers.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Reportable Segments and Geographic Information (Continued)

        The following tables set forth summarized financial information concerning the Company's reportable segments:

	Professional Technical Services	Management Support Services	Corporate(1)	Total
	($ in thousands)
Reportable Segments:
Fiscal Year Ended September 30, 2009:
Revenue	$5,057,688	$1,061,777	$—	$6,119,465
Revenue, net of other direct costs	3,565,481	253,488	—	3,818,969
Gross profit	312,948	38,255	—	351,203
Gross profit as a % of revenue	6.2%	3.6%		5.7%
Gross profit as a % of revenue, net of other direct costs	8.8%	15.1%		9.2%
Equity in earnings of joint ventures	12,465	10,092		22,557
General and administrative expenses	—	—	86,894	86,894
Segment income from operations	325,413	48,347	(86,894)	286,866
Segment assets	3,537,342	266,328	(13,789)	3,789,881
Fiscal Year Ended September 30, 2008:
Revenue	$4,327,871	$866,811	$—	$5,194,682
Revenue, net of other direct costs	3,133,731	155,777	—	3,289,508
Gross profit	261,614	25,284	—	286,898
Gross profit as a % of revenue	6.0%	2.9%		5.5%
Gross profit as a % of revenue, net of other direct costs	8.3%	16.2%		8.7%
Equity in earnings of joint ventures	13,279	8,912		22,191
General and administrative expenses	—	—	70,582	70,582
Segment income from operations	274,893	34,196	(70,582)	238,507
Segment assets	3,289,489	216,537	90,164	3,596,190
Fiscal Year Ended September 30, 2007:
Revenue	$3,418,683	$818,587	$—	$4,237,270
Revenue, net of other direct costs	2,295,716	109,553	—	2,405,269
Gross profit	178,445	19,508	—	197,953
Gross profit as a % of revenue	5.2%	2.4%		4.7%
Gross profit as a % of revenue, net of other direct costs	7.8%	17.8%		8.2%
Equity in earnings of joint ventures	2,710	9,118	—	11,828
General and administrative expenses	—	—	53,842	53,842
Segment income from operations	181,155	28,626	(53,842)	155,939
Segment assets	1,909,098	170,043	412,680	2,491,821

(1)
Corporate assets include intercompany eliminations.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in thousands)
United States	$3,756,804	$1,005,027	$3,149,663	$1,021,881	$2,904,570	$561,366
Foreign Countries	2,362,661	479,180	2,045,019	412,073	1,332,700	292,398

Total	$6,119,465	$1,484,207	$5,194,682	$1,433,954	$4,237,270	$853,764

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

23. Major Clients

        Approximately 26%, 23% and 26% of the Company's revenue was derived through direct contracts with agencies of the U.S. Federal Government in the years ended September 30, 2009, 2008 and 2007, respectively. One of these contracts in the MSS segment accounted for approximately 10%, 10% and 13% of the Company's revenue in the years ended September 30, 2009, 2008 and 2007, respectively. No other single client accounted for more than 10% of the Company's revenue.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. These results of operations include certain reclassifications for discontinued operations for the fourth quarter of fiscal year 2008 and the first, second, and third quarter of fiscal year 2009 as described in Note 5.

Fiscal Year 2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$1,452,628	$1,498,058	$1,541,289	$1,627,490
Cost of revenue	1,372,021	1,410,125	1,453,772	1,532,344

Gross profit	80,607	87,933	87,517	95,146
Equity in earnings of joint ventures	5,736	4,904	6,153	5,764
General and administrative expenses	17,246	23,931	20,071	25,646

Income from operations	69,097	68,906	73,599	75,264
Minority interest in share of earnings	2,846	4,932	3,040	3,364
Other (expense) income	(4,788)	(1,418)	3,248	4,671
Interest (expense) income, net	(3,598)	(1,919)	(2,617)	(2,557)

Income from continuing operations before income tax expense	57,865	60,637	71,190	74,014
Income tax expense	17,460	18,431	21,187	19,924

Income from continuing operations	40,405	42,206	50,003	54,090
Discontinued operations, net of tax	500	1,192	1,118	182

Net income	$40,905	$43,398	$51,121	$54,272

Net income allocation:
Preferred stock dividend	$36	$35	$34	$34
Net income available to common stockholders	40,869	43,363	51,087	54,238

Net income	$40,905	$43,398	$51,121	$54,272

Net income per share:
Basic
Continuing operations	$0.39	$0.40	$0.45	$0.49
Discontinued operations	—	0.01	0.01	—

	$0.39	$0.41	$0.46	$0.49

Diluted
Continued operations	$0.38	$0.39	$0.45	$0.48
Discontinued operations	—	0.01	0.01	—

	$0.38	$0.40	$0.46	$0.48

Weighted average common shares outstanding:
Basic	104,529	106,465	109,872	111,145
Diluted	106,620	108,148	111,515	112,542

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$1,080,250	$1,164,121	$1,321,203	$1,629,108
Cost of revenue	1,026,273	1,093,388	1,245,494	1,542,629

Gross profit	53,977	70,733	75,709	86,479
Equity in earnings of joint ventures	2,842	4,008	5,313	10,028
General and administrative expenses	12,287	15,782	16,840	25,673

Income from operations	44,532	58,959	64,182	70,834
Minority interest in share of earnings	1,279	4,798	4,862	2,451
Other (expense) income	(815)	(813)	756	(2,566)
Interest income (expense), net	2,248	2,061	(198)	(2,775)

Income from continuing operations before income tax expense	44,686	55,409	59,878	63,042
Income tax expense	15,193	19,580	21,424	20,296

Income from continuing operations	29,493	35,829	38,454	42,746
Discontinued operations, net of tax	—	—	—	704

Net income	$29,493	$35,829	$38,454	$43,450

Net income allocation:
Preferred stock dividend	$56	$39	$36	$37
Net income available to common stockholders	29,437	35,790	38,418	43,413

Net income	$29,493	$35,829	$38,454	$43,450

Net income per share:
Basic
Continuing operations	$0.30	$0.36	$0.38	$0.41
Discontinued operations	—	—	—	0.01

	$0.30	$0.36	$0.38	$0.42

Diluted
Continued operations	$0.29	$0.35	$0.37	$0.40
Discontinued operations	—	—	—	0.01

	$0.29	$0.35	$0.37	$0.41

Weighted average common shares outstanding:
Basic	99,644	100,571	102,020	103,583
Diluted	103,025	103,454	104,563	105,817

25. Subsequent Events

        The Company has evaluated the period after the balance sheet date up through November 27, 2009, which is the date that the consolidated financial statements were issued, and determined that other than noted below, there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Subsequent Events (Continued)

        Subsequent to September 30, 2009, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.S. employee plans. Its adoption will not have a material effect on the Company's financial statements.

        The Company has elected to terminate its U.S. deferred compensation plan effective in December 2009. As a result of the termination, 6.3 million outstanding stock units and the Company's deferred compensation liability of $93 million as of September 30, 2009 are expected to be settled in December 2010. Participant balances will continue to accrue earnings until settlement.

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2009. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2009 included in this Annual Report on Form 10-K, and has issued an audit report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On November 24, 2009, we elected to terminate the AECOM Deferred Compensation Plan (Plan), effective December 14, 2009. The Plan was established to allow members of our Board of Directors and highly compensated employees in the United States to defer a portion of their compensation to a later pre-determined date.

        No deferrals will be made under the Plan after December 14, 2009, but participants' accounts will remain invested and continue to accrue earnings until the date the account balances are distributed in accordance with the provisions of the Plan and in compliance with Section 409A of the Internal Revenue Code of 1986, as amended (Section 409A). All of our directors and executive officers named in our Proxy Statement filed on January 23, 2009 (Proxy Statement), with the exception of Messrs. Francis Bong, Alan Krusi, William Ouchi and Nigel Robinson, participate in and have account balances under the Plan. It is currently anticipated that all deferred account balances will be distributed to Plan participants no later than December 31, 2010.

        In connection with the termination of the Plan, we also approved the termination and liquidation of all deferred compensation arrangements that would be aggregated with the Plan for purposes of Section 409A, including the deferrals of compensation under the unvested restricted stock unit awards previously granted to Richard G. Newman on December 1, 2008, as described in our Proxy Statement.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement to be filed for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2009 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement to be filed for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2009 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from our definitive proxy statement to be filed for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2009 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement to be filed for the 2010Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2009 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement to be filed for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2009 year end.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2009 and 2008 and for each of the three years in the period ended September 30, 2009 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial statement schedules—schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

Exhibit Numbers	Description
2.1*	Purchase Agreement, dated as of February 11, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto
2.2**	Amendment No. 1 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto

Exhibit Numbers	Description
2.3***	Amendment No. 2 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto
3.1****	Restated Certificate of Incorporation
3.2****	Certificate of Designations for Class C Preferred Stock
3.3****	Certificate of Designations for Class E Preferred Stock
3.4****	Certificate of Designations for Class F Convertible Preferred Stock, Series 1
3.5****	Certificate of Designations for Class G Convertible Preferred Stock, Series 1
3.6********	Amended and Restated Bylaws
4.1****	Form of Common Stock Certificate
4.2****	Investor Rights Agreement, dated as of February 9, 2006, among Registrant and the investors party thereto
4.3****	Joinder Agreement, dated as of February 9, 2006, between the Registrant and the investor party thereto
4.4****	Joinder Agreement, dated as of February 14, 2006, between the Registrant and the investor party thereto
4.5****	Amendment No. 1 to Investor Rights Agreement, dated as of February 14, 2006, among the Registrant and the investors party thereto
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
10.3****	Guarantee dated as of January 9, 2007 among Registrant, HSBC Bank USA National Association and the other bank parties thereto
10.4****	Office Lease, dated June 13, 2001, between Registrant and Shuwa Investments Corporation
10.5****	First Amendment to Office Lease, dated September 2001, between Registrant and Shuwa Investments Corporation
10.6****	Second Amendment to Office Lease, dated October 22, 2001, between Registrant and Shuwa Investments Corporation
10.7****	Non-Qualified Stock Purchase Plan, restated as of October 1, 2006

Exhibit Numbers	Description
10.8****	Amendment 2006-1, dated as of October 1, 2006, to Non-Qualified Stock Purchase Plan
10.9****	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.10****	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan
10.11****	Second Amendment to the 1992 Supplemental Executive Retirement Plan
10.12****	Third Amendment to the 1992 Supplemental Executive Retirement Plan
10.13****	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997
10.14****	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan
10.15****	Second Amendment to the 1996 Supplemental Executive Retirement Plan
10.16****	Agreement of Lease dated as of March 17, 1999, between 650 Third Avenue LLC and Frederick R. Harris, Inc.
10.17****	1998 Management Supplemental Executive Retirement Plan
10.18****	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan
10.19****	Second Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.20****	Third Amendment to the 1998 Management Supplemental Executive Retirement Plan
10.21****	1996 Excess Benefit Plan
10.22****	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan
10.23****	Second Amendment to the 1996 Excess Benefit Plan
10.24****	Third Amendment to the 1996 Excess Benefit Plan
10.25****	2005 ENSR Stock Purchase Plan
10.26****	2005 UMA Group Ltd. Employee Stock Purchase Plan
10.27****	2006 Stock Incentive Plan
10.28****	Cansult Maunsell Merger Investment Plan
10.29****	AECOM Equity Investment Plan
10.30****	Global Stock Investment Plan—United Kingdom
10.31****	Hong Kong Stock Investment Plan—Grandfathered Directors
10.32****	AECOM Retirement & Savings Plan
10.33****	Executive Employment Agreement between Registrant and James R. Royer
10.34******	Second Amended and Restated Credit Agreement
10.35*******	First Amendment to Term Credit Agreement
10.36**********	Change in Control Severance Policy for Key Executives

Exhibit Numbers	Description
10.37***********	Standard Terms and Conditions for Non-Qualified Stock Options
10.38***********	Standard Terms and Conditions for Restricted Stock Units
10.39*************	Standard Terms and Conditions for Performance Earnings Program
21.1*********	Subsidiaries of AECOM
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008
**	Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008
***	Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008
****	Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007.
*****	Incorporated by reference to exhibit of like number to the Company's registration statement on Form 10 filed with the SEC on March 7, 2007.
******	Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
*******	Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
********	Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 2, 2009.
*********	Incorporated by reference to Exhibit 21.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 8, 2009.
**********	Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on May 11, 2009.
***********	Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008.
************	Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008.
*************	Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008.

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

Signature	Title	Date

/s/ JOHN M. DIONISIO John M. Dionisio	President and Chief Executive Officer (Principal Executive Officer)	November 27, 2009
/s/ MICHAEL S. BURKE Michael S. Burke	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 27, 2009
/s/ RONALD E. OSBORNE Ronald E. Osborne	Vice President, Corporate Controller (Principal Accounting Officer)	November 27, 2009
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman	November 27, 2009
/s/ FRANCIS S.Y. BONG Francis S.Y. Bong	Director, Chairman Asia	November 27, 2009
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director	November 27, 2009
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 27, 2009
/s/ S. MALCOLM GILLIS S. Malcolm Gillis	Director	November 27, 2009

Signature	Title	Date

/s/ LINDA GRIEGO Linda Griego	Director	November 27, 2009
/s/ ROBERT J. LOWE Robert J. Lowe	Director	November 27, 2009
/s/ NORMAN Y. MINETA Norman Y. Mineta	Director	November 27, 2009
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	November 27, 2009
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	November 27, 2009