Form 10-Q
period 2009-12-31
AECOM TECHNOLOGY CORP
filed 2010-02-10
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 1, 2010, 113,968,304 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$219,464	$263,489
Cash in consolidated joint ventures	33,485	27,288
Total cash and cash equivalents	252,949	290,777
Accounts receivable—net	1,794,257	1,732,959
Prepaid expenses and other current assets	146,127	82,195
Current assets held for sale	3,791	74,527
Deferred tax assets—net	34,676	34,077
TOTAL CURRENT ASSETS	2,231,800	2,214,535
PROPERTY AND EQUIPMENT—NET	234,774	228,835
DEFERRED TAX ASSETS—NET	91,087	91,139
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	28,566	34,505
GOODWILL	1,133,659	1,062,919
INTANGIBLE ASSETS—NET	67,025	61,979
OTHER NON-CURRENT ASSETS	46,614	95,969
TOTAL ASSETS	$3,833,525	$3,789,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$30,830	$13,268
Accounts payable	364,112	401,239
Accrued expenses and other current liabilities	768,768	722,531
Billings in excess of costs on uncompleted contracts	371,646	333,952
Income taxes payable	20,247	19,585
Current liabilities held for sale	1,161	50,325
Current portion of long-term debt	15,904	15,839
TOTAL CURRENT LIABILITIES	1,572,668	1,556,739
OTHER LONG-TERM LIABILITIES	248,227	336,635
LONG-TERM DEBT	140,025	142,102
TOTAL LIABILITIES	1,960,920	2,035,476
AECOM STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 24,800 and 25,130 shares at December 31 and September 30, 2009; respectively, $100.00 liquidation preference value	2,480	2,513
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 112,598,711 and 110,890,075 as of December 31 and September 30, 2009, respectively	1,126	1,109
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 56 shares as of December 31 and September 30, 2009; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 5 shares as of December 31 and September 30, 2009; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,508,796	1,458,326
Accumulated other comprehensive loss	(132,601)	(146,575)
Retained earnings	460,092	414,345
TOTAL AECOM STOCKHOLDERS’ EQUITY	1,839,893	1,729,718
Noncontrolling interests	32,712	24,687
TOTAL STOCKHOLDERS’ EQUITY	1,872,605	1,754,405
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,833,525	$3,789,881

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2009	December 31, 2008

Revenue	$1,480,784	$1,452,628

Cost of revenue	1,397,807	1,372,021
Gross profit	82,977	80,607

Equity in earnings of joint ventures	4,378	5,736
General and administrative expenses	21,865	17,246
Income from operations	65,490	69,097

Other income (expense)	1,704	(4,788)
Interest expense, net	(975)	(3,598)
Income from continuing operations before income tax expense	66,219	60,711

Income tax expense	16,465	17,460

Income from continuing operations	49,754	43,251
Discontinued operations, net of tax	113	500
Net income	49,867	43,751
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(4,085)	(2,846)
Net income attributable to AECOM	$45,782	$40,905

Net income allocation:
Preferred stock dividend	$35	$36
Net income available for common stockholders	45,747	40,869
Net income attributable to AECOM	$45,782	$40,905

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.40	$0.39
Discontinued operations	—	—
	$0.40	$0.39

Diluted
Continuing operations	$0.40	$0.38
Discontinued operations	—	—
	$0.40	$0.38

Weighted average shares outstanding:
Basic	113,153	104,529
Diluted	114,498	106,620

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended
	December 31, 2009	December 31, 2008

Net income	$49,867	$43,751

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,704	(50,044)
Swap valuation	400	(3,438)
Pension adjustments	870	(2,332)
Comprehensive income (loss), net of tax	$63,841	$(12,063)
Noncontrolling interests in comprehensive income (loss) of consolidated subsidiaries, net of tax	4,085	2,846
Comprehensive income (loss) attributable to AECOM, net of tax	$59,756	$(14,909)

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,867	$43,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,340	19,095
Equity in earnings of unconsolidated joint ventures	(4,378)	(5,736)
Distribution of earnings from unconsolidated joint ventures	3,240	5,183
Non-cash stock compensation	8,813	5,457
Excess tax benefit from share based payment	(768)	(4,633)
Foreign currency translation	2,425	(7,953)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,700)	(13,617)
Prepaid expenses and other assets	(10,575)	(659)
Accounts payable	(51,727)	11,282
Accrued expenses and other current liabilities	(57,912)	(83,331)
Billings in excess of costs on uncompleted contracts	23,794	27,655
Other long-term liabilities	2,147	(9,017)
Income taxes payable	(912)	(1,868)
Net cash used in operating activities from continuing operations	(30,346)	(14,391)
Net cash (used in) provided by operating activities from discontinued operations	(4,227)	6,717
Net cash used in operating activities	(34,573)	(7,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(39,600)	(8,121)
Proceeds from disposal of business	25,799	—
Net investment in unconsolidated joint ventures	4,768	2,654
Sales of investment securities	—	81,449
Payments for capital expenditures	(14,520)	(19,110)
Net cash (used in) provided by investing activities	(23,553)	56,872

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	19,246	7,073
Repayments of borrowings under credit agreements	(4,291)	(11,933)
Proceeds from issuance of common stock	2,876	5,478
Proceeds from exercise of stock options	1,191	7,433
Payments to repurchase common stock	(1,222)	(691)
Excess tax benefit from share based payment	768	4,633
Net distributions to noncontrolling interests	(973)	(1,891)
Net cash provided by financing activities	17,595	10,102

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,703	(7,730)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,828)	51,570
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290,777	197,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252,949	$248,692

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$33,500	$—

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Notes to Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

The accompanying consolidated financial statements of AECOM Technology Corporation (the Company) are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented.  All inter-company balances and transactions are eliminated in consolidation.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2009.  The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2010.

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

2.              Adoption of Changes in Accounting Principles

In December 2007, the Financial Accounting Standards Board (FASB) issued ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (ASC 810-10).  ASC 810-10 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated balance sheet and to reflect net income attributable to noncontrolling interests below net income on the consolidated statement of income.  The Company adopted ASC 810-10 during the first quarter ended December 31, 2009.  Accordingly, prior periods have been restated to reflect these reclassifications.

In December 2007, the FASB issued ASC 805-10, “Business Combinations” (ASC 805-10).  ASC 805-10 significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under ASC 805-10, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business.  ASC 805-10 also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expects, but is not obligated to incur, must be recognized separately from the business acquisition.  This pronouncement has been applied by the Company to all acquisitions consummated on or after October 1, 2009.  Transaction and restructuring costs expensed as a result of the adoption of ASC 805-10 were not material.

3.              Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates ASC Topic 605, “Revenue Recognition.”  ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition.  ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

In June 2009, the FASB issued ASC 810-10-05, “Amendments to FASB Interpretation No. 46(R)” (ASC 810-05).  ASC 810-05 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity.  A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity.  ASC 810-05 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures.  ASC 810-05 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  ASC 810-05 is effective for the Company in its fiscal year ending September 30, 2011.  The Company is currently evaluating the impact that the adoption of ASC 810-05 will have on its financial statements.

In December 2008, the FASB issued ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715-20-65).  ASC 715-20-65 amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets.  This standard is effective for the Company in its fiscal year ending September 30, 2010.  The Company will amend its disclosures accordingly beginning with the financial statements included in its fiscal year 2010 Form 10-K.

4.              Business Acquisitions, Goodwill and Intangible Assets

Three business acquisitions were completed during the quarter ended December 31, 2009, which were immaterial both individually and in the aggregate.  Additionally, the Company gained control of an entity and commenced consolidating it during the quarter ended December 31, 2009.  Total consideration related to acquisitions consisted of $39.6 million in cash, net of cash acquired, and $33.5 million in Company stock.

The changes in the carrying value of goodwill by reporting segment for the three months ended December 31, 2009 and 2008 were as follows:

	September 30, 2009	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2009
	(in thousands)
Professional Technical Services	$1,060,093	$(1,912)	$4,776	$46,054	$1,109,011
Management Support Services	2,826	—	—	21,822	24,648
Total	$1,062,919	$(1,912)	$4,776	$67,876	$1,133,659

	September 30, 2008	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2008
	(in thousands)
Professional Technical Services	$946,263	$22,954	$(23,527)	$—	$945,690
Management Support Services	2,826	—	—	—	2,826
Total	$949,089	$22,954	$(23,527)	$—	$948,516

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2009 and September 30, 2009, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2009		September 30, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$68,184	$60,007	$63,137	$55,021
Customer Relationships	77,085	18,237	69,999	16,136
Total	$145,269	$78,244	$133,136	$71,157

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time.  The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.  The Company has yet to complete its final valuation of intangible assets for certain of the immaterial business acquisitions noted above.

The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2010 and for the succeeding years:

Fiscal Year	(in thousands)
2010	$11,469
2011	10,693
2012	8,018
2013	8,018
2014	8,018
Thereafter	20,809
Total	$67,025

5.              Discontinued Operations

Assets and liabilities held for sale primarily related to a non-strategic business in the United Kingdom, which was acquired as part of the acquisition of Earth Tech into the Company’s Professional Technical Services segment and was disposed of during the first quarter ended December 31, 2009.

For the three months ended December 31, 2009 and 2008, the summarized results of the discontinued operation, included in the Company’s results of operations, is as follows (in millions):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Revenue	$13.2	$17.1

Earnings before income taxes	$0.3	$0.6
Income tax expense	0.2	0.1
Earnings from discontinued operations, net of tax	$0.1	$0.5

6.              Restructuring Costs

In fiscal 2009, in connection with the Earth Tech acquisition, the Company initiated plans for workforce reductions and facility closures. During the quarter ended December 31, 2009, the Company initiated a restructuring plan for its United Kingdom operations to reduce ongoing overhead costs and improve operating efficiencies. The accrued restructuring costs are expected to be paid over the next five years. The following table presents a reconciliation of the restructuring reserve balance from October 1, 2009 to December 31, 2009.

	Three Months Ended December 31, 2009
	Severance Costs	Facility Costs	Total
	(in millions)
Accrual, beginning of the period	$1.7	$26.3	$28.0
Accrued and other adjustments during the period	4.5	0.6	5.1
Paid during the period	(1.5)	(1.4)	(2.9)
Accrual, end of the period	$4.7	$25.5	$30.2

7.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
	(in thousands)
Billed	$1,011,934	$992,444
Unbilled	829,133	785,783
Contract retentions	53,047	55,203
Total accounts receivable—gross	1,894,114	1,833,430
Allowance for doubtful accounts	(99,857)	(100,471)
Total accounts receivable—net	$1,794,257	$1,732,959

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of December 31, 2009 and September 30, 2009 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of December 31, 2009 or September 30, 2009.

8.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the plans for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31, 2009		December 31, 2008
	U.S.	Int’l	U.S.	Int’l
	(in thousands)
Components of net periodic (benefit) cost:
Service costs	$—	$1,336	$463	$1,095
Interest cost on projected benefit obligation	2,011	5,526	2,154	5,439
Expected return on plan assets	(1,996)	(6,151)	(1,959)	(5,661)
Amortization of prior service costs	—	(83)	(159)	(79)
Amortization of net loss	341	610	487	750
Curtailment (gain) / loss recognized	(1,933)	—	—	—
Net periodic (benefit) cost	$(1,577)	$1,238	$986	$1,544

The total amounts of employer contributions paid for the three months ended December 31, 2009 were $3.2 million for U.S. plans and $3.9 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2010 are $2.1 million for U.S. plans and $13.5 million for non-U.S. plans.  During the quarter ended December 31, 2009, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.S employee plans resulting in a curtailment gain of $1.9 million.  Included in other long-term liabilities are net pension liabilities of $124.2 million and $132.5 million as of December 31 and September 30, 2009, respectively.

9.              Fair Value Measurements

In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements” (ASC 820-10), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  ASC 820-10 was effective for the Company on October 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually).

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary.  During the first quarter ended December 31, 2009, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$0.5	$0.5	$—	$—
Total assets	$0.5	$0.5	$—	$—

Deferred compensation plan liability (1)	$90.8	$—	$90.8	$—
Derivative liabilities (2)	1.2	—	1.2	—
Total liabilities	$92.0	$—	$92.0	$—

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$0.6	$0.6	$—	$—
Total assets	$0.6	$0.6	$—	$—

Deferred compensation plan liability (1)	$92.8	$—	$92.8	$—
Derivative liabilities (2)	1.9	—	1.9	—
Total liabilities	$94.7	$—	$94.7	$—

(1)

The Company maintains a participant-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for eligible highly compensated employees.  The rabbi trust held approximately $0.5 million and $0.6 million, or 1% of its investment assets, in marketable securities valued using quoted market prices as of December 31, 2009 and September 30, 2009, respectively.  The remaining assets, not reflected in this table, of $61.7 million and $53.7 million, respectively, are valued at cash surrender value and not subject to disclosure.  The related deferred compensation liability represents the fair value of the participant deferrals.  For additional information about the Company’s deferred compensation plan, refer to Note 17 to Consolidated Financial Statements in the Company’s 2009 Form 10-K and Note 13 herein.

(2)

For additional information about the Company’s fair value measurements of these interest rate swap agreements, refer to Notes 1 and 11 to Consolidated Financial Statements in the Company’s 2009 Form 10-K.

10.       Stock-Based Compensation

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

The fair value of options granted during the three months ended December 31, 2009 and 2008 were determined using the following weighted average assumptions:

	Three Months Ended December 31,
	2009	2008
Dividend yield	—	—
Expected volatility	40%	38%
Risk-free interest rate	1.6%	1.8%
Term (in years)	4.5	4.5

For the three months ended December 31, 2009 and 2008, compensation expense recognized related to stock options as a result of the fair value method was $1.3 million and $0.9 million, respectively.  Unrecognized compensation expense relating to stock options outstanding as of December 31, and September 30, 2009 was $8.1 million and $6.8 million, respectively, to be recognized over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the three months ended December 31, 2009 and 2008 was as follows:

	2009		2008
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at September 30	3,806	$16.36	5,309	$11.78
Options granted	321	24.45	807	23.95
Options exercised	(138)	9.97	(909)	8.25
Options forfeited or expired	(5)	10.59	(7)	20.85
Outstanding at December 31	3,984	17.24	5,200	14.28

Vested and expected to vest in the future as of December 31	3,912	$16.93	5,140	$14.11

The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2009 and 2008 was $8.60 and $8.14, respectively.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period.  The Company recognized compensation expense relating to the PEP of $5.3 million and $4.4 million during the three months ended December 31, 2009 and 2008, respectively.  Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $1.8 million and $0.1 million during the three months ended December 31, 2009 and 2008, respectively.  Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $34.1 million and $19.6 million as of December 31, 2009 and $21.2 million and $3.9 million as of September 30, 2009, respectively, to be recognized over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows.  Excess tax benefits of $0.8 million and $4.6 million for the three months ended December 31, 2009 and 2008, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

11.       Income Taxes

A number of tax years are under audit by the relevant federal, state and foreign tax authorities.  The Company is currently under examination by the U.S. Internal Revenue Service for the fiscal years 2006 and 2007.  During the three months ended December 31, 2009, the Company settled the portion of this audit relating to Research & Experimentation Credits.  As a result, of this settlement, the Company recorded a $3.2 million reduction to income tax expense during the quarter ended December 31, 2009. The effective tax rate was 24.9% and 28.8% for the three months ended December 31, 2009 and 2008, respectively. The decrease was primarily due to this settlement.

The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year 2010.  Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits.  However, it is not possible to estimate the impact of this change at this time due to the status of the tax examinations.

12.       Net Income Per Share

Basic net income per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended
	December 31, 2009	December 31, 2008
	(in thousands)
Denominator for basic earnings per share	113,153	104,529
Potential common shares:
Stock options	1,124	1,972
Other	221	119
Denominator for diluted earnings per share	114,498	106,620

For the three months ended December 31, 2009 and 2008, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

13.       Other Financial Information

Accrued expenses consist of the following:

	December 31, 2009	September 30, 2009
	(in millions)
Accrued salaries and benefits	$263.3	$323.3
Accrued contract costs	369.5	358.2
Deferred compensation plan liability	90.8	—
Other accrued expenses	45.2	41.0
	$768.8	$722.5

Accrued contract costs above include balances related to professional liability risks of $101.8 million and $98.3 million as of December 31, 2009 and September 30, 2009, respectively.  Accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	December 31, 2009	September 30, 2009
	(in millions)
Pension liabilities (Note 8)	$124.2	$132.5
Deferred compensation plan liability	—	92.8
Reserve for uncertain tax positions (Note 11)	51.5	54.4
Other	72.5	56.9
	$248.2	$336.6

The components of accumulated other comprehensive loss are as follows:

	December 31, 2009	September 30, 2009
	(in millions)
Foreign currency translation adjustment	$(25.0)	$(37.7)
Defined benefit minimum pension liability adjustment, net of tax	(106.9)	(107.8)
Interest rate swap valuation	(0.7)	(1.1)
	$(132.6)	$(146.6)

The Company elected to terminate its U.S. deferred compensation plan effective in December 2009.  As a result of the termination, 6.3 million outstanding stock units and the Company’s deferred compensation liability of $90.8 million as of December 31, 2009 are expected to be settled in December 2010.  Accordingly, this liability was reclassified from other long-term liabilities to accrued expenses and other current liabilities in the current period.  Additionally, $62.2 million in investments held in a rabbi trust to fund the deferred compensation liability were reclassified from other non-current assets to other current assets during the quarter ended December 31, 2009.  The 6.3 million outstanding stock units can only be settled in common stock of the Company, and as such remain classified in AECOM’s stockholder equity as of December 31, 2009.

14.       Commitments and Contingencies

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

The Company is a defendant in various lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.  At December 31, 2009, the Company was contingently liable in the amount of approximately $153.8 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts.  These agreements are entered into primarily to support the project execution commitments of these entities.  The guarantees have various expiration dates.  The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties.  Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities.  The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments.  The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

15.       Reportable Segments

The Company’s operations are organized into two reportable segments: Professional Technical Services (PTS) and Management Support Services (MSS).  The Company’s PTS reportable segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide.  The Company’s MSS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, and technical assistance and systems integration services, primarily for agencies of the U.S. government.  These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business.  The Company has aggregated various operating segments into its PTS reportable segment based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

Management internally analyzes the results of its operations using several non-GAAP measures.  A significant portion of the Company’s revenues relates to services provided by subcontractors and other non-employees that it categorizes as other direct costs.  Other direct costs are segregated from cost of revenues resulting in revenue, net of other direct costs, which is a measure of work performed by Company employees.  The Company has included information on revenue, net of other direct costs, as it believes that it is useful to view our revenue exclusive of costs associated with external service providers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Three Months Ended December 31, 2009:
Revenue	$1,204,439	$276,345	$—	$1,480,784
Revenue, net of other direct costs (non-GAAP)	883,841	78,485	—	962,326
Gross profit	71,638	11,339	—	82,977
Gross profit as a % of revenue	5.9%	4.1%	—	5.6%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.1%	14.4%	—	8.6%
Equity in earnings of joint ventures	2,272	2,106	—	4,378
General and administrative expenses	—	—	21,865	21,865
Operating income	73,910	13,445	(21,865)	65,490

Three Months Ended December 31, 2008:
Revenue	$1,229,826	$222,802	$—	$1,452,628
Revenue, net of other direct costs (non-GAAP)	847,390	43,200	—	890,590
Gross profit	73,327	7,280	—	80,607
Gross profit as a % of revenue	6.0%	3.3%	—	5.5%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.7%	16.9%	—	9.1%
Equity in earnings of joint ventures	2,977	2,759	—	5,736
General and administrative expenses	—	—	17,246	17,246
Operating income	76,304	10,039	(17,246)	69,097

16.       Subsequent Events

The Company has evaluated the period after the balance sheet date up through February 9, 2010, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended December 31,
	2009	2008
	(in millions)
Other Financial Data:
Revenue	$1,481	$1,453
Other direct costs	519	562
Revenue, net of other direct costs	962	891
Cost of revenue, net of other direct costs	879	810
Gross profit	83	81
Equity in earnings of joint ventures	4	5
General and administrative expenses	22	17
Income from operations	$65	$69

Reconciliation of Cost of Revenue:
Other direct costs	$519	$562
Cost of revenue, net of other direct costs	879	810
Cost of revenue	$1,398	$1,372

Results of Operations

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2009	2008	$	%
	(in thousands)
Revenue	$1,480,784	$1,452,628	$28,156	1.9%
Other direct costs	518,458	562,038	(43,580)	(7.8)
Revenue, net of other direct costs	962,326	890,590	71,736	8.1
Cost of revenue, net of other direct costs	879,349	809,983	69,366	8.6
Gross profit	82,977	80,607	2,370	2.9
Equity in earnings of joint ventures	4,378	5,736	(1,358)	(23.7)
General and administrative expenses	21,865	17,246	4,619	26.8
Income from operations	65,490	69,097	(3,607)	(5.2)
Other (expense) income	1,704	(4,788)	6,492	(135.6)
Interest (expense) income, net	(975)	(3,598)	2,623	(72.9)
Income before income tax expense	66,219	60,711	5,508	9.1
Income tax expense	16,465	17,460	(995)	(5.7)
Income from continuing operations	49,754	43,251	6,503	15.0
Discontinued operations, net of tax	113	500	(387)	(77.4)
Net income	49,867	43,751	6,116	14.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(4,085)	(2,846)	(1,239)	43.5
Net income attributable to AECOM	$45,782	$40,905	$4,877	11.9%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2009	December 31, 2008
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.4	90.9
Gross profit	8.6	9.1
Equity in earnings of joint ventures	0.5	0.6
General and administrative expense	2.3	1.9
Income from operations	6.8	7.8
Other income (expense)	0.2	(0.5)
Interest income (expense), net	(0.1)	(0.5)
Income before income tax expense	6.9	6.8
Income tax expense	1.7	1.9
Income from continuing operations	5.2	4.9
Discontinued operations, net of tax	0.0	0.0
Net income	5.2	4.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.3)
Net income attributable to AECOM	4.8%	4.6%

Revenue

Our revenue for the three months ended December 31, 2009 increased $28.2 million, or 1.9% from the corresponding period last year.  $54.3 million of our revenue for the three months ended December 31, 2009 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue decreased $26.1 million, or 1.8%, from the three months ended December 31, 2008.

The decrease in revenue, excluding acquired companies, was primarily attributable to a decrease in demand for our architecture, engineering, and environmental management services in the privately financed facilities market resulting in a decline in revenue of approximately $120 million.  Decreases for these services were partially offset by a $40 million increase in our MSS segment primarily resulting from increased volume on our Contract Field Teams and Combat Support projects, stronger foreign currencies (primarily the Australian dollar, Canadian dollar and British pound) of approximately $58 million and increased demand for our engineering and program management services on infrastructure projects in Libya and Hong Kong.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended December 31, 2009 increased $71.7 million, or 8.1%, to $962.3 million as compared to $890.6 million for the corresponding period last year.  Of this increase, $39.2 million, or 54.7%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $32.5 million, or 3.6% over the three months ended December 31, 2008.

The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, was primarily due to increased staffing and work performed on our Contracts Field Teams and global maintenance and support services projects along with stronger foreign currencies. These increases were partially offset by decreases in the services noted above.

Gross Profit

Our gross profit for the three months ended December 31, 2009 increased $2.4 million, or 2.9%, to $83.0 million as compared to $80.6 million for the corresponding period last year.  $2.7 million of our gross profit for the three months ended December 31, 2009 was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $0.3 million, or 0.4%, from the three months ended December 31, 2008.  For the three months ended December 31, 2009, gross profit, as a percentage of revenue, net of other direct costs, decreased to 8.6% from 9.1% in the three months ended December 31, 2008.

Excluding acquired companies, the decrease in gross profit, as a percentage of revenue, net of other direct costs, was primarily attributable to $4.5 million in severance charges.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2009 decreased $1.3 million, or 23.7%, to $4.4 million as compared to $5.7 million in the corresponding period last year.

The decrease was primarily attributable to decreased volume in a joint venture providing engineering and design services at an airport in the United Arab Emirates and the acquisition of a controlling interest in a joint venture that was previously accounted for under the equity method.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2009 increased $4.7 million, or 26.8%, to $21.9 million as compared to $17.2 million for the corresponding period last year.  As a percentage of revenue, net of other direct costs, general and administrative expenses increased from 1.9% in the three months ended December 31, 2008 to 2.3% in the three months ended December 31, 2009.

The increase in general and administrative expenses was primarily attributable to costs associated with increased staffing and other expenses related to the growth in our business and continued investments to support our strategic initiatives, including the launch of our new branding campaign.

Other Income / Expense

Our other income for the three months ended December 31, 2009 was $1.7 million compared to other expense of $4.8 million for the three months ended December 31, 2008.

Other income and expense is primarily comprised of net gains and losses on investments we hold to offset our exposure related to employees’ investments in a deferred compensation plan.

Interest Income / Expense

Our net interest expense for the three months ended December 31, 2009 was $1.0 million as compared to $3.6 million of net interest expense for the three months ended December 31, 2008.

The decrease in net interest expense is primarily due to the reduction of approximately $200 million of debt from the period ending December 31, 2008. We reduced this debt through cash flows from operations and proceeds from our public offering of common stock in March 2009.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2009 decreased $1.0 million, or 5.7%, to $16.5 million as compared to $17.5 million for the three months ended December 31, 2008.  The effective tax rate was 24.9% and 28.8% for the three months ended December 31, 2009 and 2008, respectively.

The decrease in the effective tax rate was primarily attributable to a $3.2 million reduction in the reserve for uncertain tax positions for the quarter ended December 31, 2009 and is the result of settling the Research & Experimentation Credit portion of the Internal Revenue Service examination of our fiscal years 2006 and 2007 tax returns.

Net Income Attributable to AECOM

The factors described above resulted in net income of $45.8 million for the three months ended December 31, 2009, as compared to net income of $40.9 million for the three months ended December 30, 2008.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended
	December 31,	December 31,	Change
	2009	2008	$	%
	(in thousands)
Revenue	$1,204,439	$1,229,826	$(25,387)	(2.1)%
Other direct costs	320,598	382,436	(61,838)	(16.2)
Revenue, net of other direct costs	883,841	847,390	36,451	4.3
Cost of revenue, net of other direct costs	812,203	774,063	38,140	4.9
Gross profit	$71,638	$73,327	$(1,689)	(2.3)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2009	December 31, 2008
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.9	91.3
Gross profit	8.1%	8.7%

Revenue

Revenue for our PTS segment for the three months ended December 31, 2009 decreased $25.4 million, or 2.1%, from the corresponding period last year.  Revenue provided by companies acquired in the past twelve months was $40.5 million. Excluding revenue provided by acquired companies, revenue decreased $65.9 million, or 5.4%, over the three months ended December 31, 2008.

The decrease in revenue, excluding acquired companies, was primarily attributable to a decrease in demand for our architecture, engineering, and environmental management services in the privately financed facilities market of approximately $120 million.  These decreases were partially offset by stronger foreign currencies (primarily the Australian dollar, Canadian dollar and British pound) of approximately $58 million and increased demand for our engineering and program management services on infrastructure projects in Libya and Hong Kong.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended December 31, 2009 increased $36.4 million, or 4.3%, to $883.8 million as compared to $847.4 million for the corresponding period last year.  Of this increase, $29.1 million, or 79.9%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $7.3 million, or 0.9%, over the three months ended December 31, 2008.

The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, was primarily due to stronger foreign currencies, partially offset by decreases in the services noted above.

Gross Profit

Gross profit for our PTS segment for the three months ended December 31, 2009 decreased $1.7 million, or 2.3%, to $71.6 million as compared to $73.3 million for the corresponding period last year.  Gross profit provided by companies acquired in the past twelve months was $2.5 million.  Excluding gross profit provided by acquired companies, gross profit decreased $4.2 million, or 5.7%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 8.1% of revenue, net of other direct costs, for the three months ended December 31, 2009 from 8.7% in the corresponding period last year.

Excluding acquired companies, the decreases in gross profit and gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to severance costs of $4.5 million substantially incurred by our business in the United Kingdom.

Management Support Services

	Three Months Ended
	December 31,	December 31,	Change
	2009	2008	$	%
	(in thousands)
Revenue	$276,345	$222,802	$53,543	24.0%
Other direct costs	197,860	179,602	18,258	10.2
Revenue, net of other direct costs	78,485	43,200	35,285	81.7
Cost of revenue, net of other direct costs	67,146	35,920	31,226	86.9
Gross profit	$11,339	$7,280	$4,059	55.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2009	December 31, 2008
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	85.6	83.1
Gross profit	14.4%	16.9%

Revenue

Revenue for our MSS segment for the three months ended December 31, 2009 increased $53.5 million, or 24.0%, to $276.3 million as compared to $222.8 million for the corresponding period last year.  Of this increase, $13.8 million, or 25.8%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue increased $39.7 million, or 17.8%, over the three months ended December 31, 2008.

The increase was primarily attributable to new task orders on our Contract Field Teams project with the United States Air Force, and a higher volume of activity on our Combat Support project for the United States Army in the Middle East.  Revenue growth from these projects was approximately $40 million.  These increases were partially offset by the completion in the third quarter of fiscal 2009 of a base operations contract at a military facility in the United States.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended December 31, 2009 increased $35.3 million, or 81.7%, to $78.5 million as compared to $43.2 million for the corresponding period last year.  Of this increase, $10.1 million, or 28.6%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $25.2 million, or 58.3% over the three months ended December 31, 2008.

The increase was primarily attributable to an increase in our services and personnel resulting from task orders received on our Contract Field Teams project and increased activity for our global maintenance and support services for the United States Army.  Revenue, net of other direct costs from these projects increased approximately $30 million.  These increases were partially offset by the completion of the base operations project noted above.

The higher percentage growth in revenue, net of other direct costs as compared to revenue was the result of the increase in task orders on the Contract Field Teams project which has a significantly greater portion of work directly performed by us as compared to other projects in the MSS segment.

Gross Profit

Gross profit for our MSS segment for the three months ended December 31, 2009 increased $4.0 million, or 55.8%, to $11.3 million as compared to $7.3 million for the corresponding period last year.  Of this increase, $0.2 million, or 5.0%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $3.8 million, or 52.1%, consistent with the increase in revenue, net of other direct costs.  As a percentage of revenue, net of other direct costs, gross profit decreased to 14.4% in the three months ended December 31, 2009 from 16.9% in the corresponding period last year.

The decrease in gross profit, as a percentage of revenue, net of other direct costs was primarily due to the growth in revenue, net of other direct costs for the Contract Field Teams project noted above, which has a lower margin than other MSS projects.  This decrease was partially offset by margin improvement on our Taji National Depot project for the United States Army.

Seasonality

We experience seasonal trends in our business.  The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter.  The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period.  For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.  Our revenue is typically higher in the last half of the fiscal year.  Many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available.  In addition, we find that the U.S. federal government tends to authorize more work during the period preceding the end of our fiscal year, September 30.  Further, our construction management revenue typically increases during the high construction season of the summer months.  Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services.  For these reasons, coupled with the number and significance of client contracts commenced and completed during a period, as well as the time of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations and access to financial markets.  Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt.  We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.

At December 31, 2009, cash and cash equivalents were $252.9 million, a decrease of $37.9 million, or 13.0%, from $290.8 million at September 30, 2009.  This decrease was primarily attributable to cash used by operating activities and payments for business acquisitions, offset by proceeds from the disposal of a business.

Net cash used in operating activities was $34.6 million for the three months ended December 31, 2009, an increase of $26.9 million, or 349%, from $7.7 million for the three months ended December 31, 2008.  This increase in cash used was primarily attributable to the timing of payments of accounts payable.

Net cash used in investing activities was $23.6 million for the three months ended December 31, 2009, compared with $56.9 million of net cash provided by investing activities for the three months ended December 31, 2008.  This change was primarily due to proceeds from the sales of investment securities of $81.4 million during the three months ended December 31, 2008.

Net cash provided by financing activities was $17.6 million for the three months ended December 31, 2009, compared with $10.1 million in the comparable period last year.  This increase was primarily attributable to the increase in borrowings under credit agreements related to bank overdrafts.

Working Capital

Working capital, or current assets less current liabilities, increased $1.3 million, or 0.2%, to $659.1 million at December 31, 2009 from $657.8 million at September 30, 2009.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $23.6 million, or 1.7%, to $1.4 billion at December 31, 2009, primarily attributable to the timing of collections of accounts receivable.

Accounts receivable increased 3.5%, or $61.3 million, from September 30, 2009 to December 31, 2009 primarily due to timing of collections.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, at December 31, 2009, was 87 days compared to the 78 days at September 30, 2009.

In Note 7 to the consolidated financial statements, Accounts Receivable—Net, the Company provides a comparative analysis of the various components of accounts receivable.  Substantially all unbilled receivables as of December 31, 2009 and September 30, 2009 are expected to be billed and collected within twelve months of such date.

The Company records unbilled receivables related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.  In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred.  As of December 31, 2009 and September 30, 2009, the Company had no significant net receivables related to contract claims.  The Company accrues award fees in unbilled receivables only when there is sufficient information to assess contract performance.  On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	December 31, 2009	September 30, 2009
	(in thousands)
Unsecured revolving credit facility	$100,000	$100,000
Unsecured term credit agreement	19,484	21,196
Secured notes	26,436	26,633
Other debt	40,839	23,380
Total debt	186,759	171,209
Less: Current portion of debt and short-term borrowings	(46,734)	(29,107)
Long-term debt, less current portion	$140,025	$142,102

Unsecured Revolving Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  At December 31, 2009 and September 30, 2009, $100.0 million was outstanding under our credit facility.  At December 31, 2009 and September 30, 2009, outstanding standby letters of credit totaled $30.0 million and $29.9 million, respectively, under our credit facility.  At December 31, 2009, we had $470.0 million available for borrowing under our credit facility.  Our debt agreements contain certain negative covenants relating to the Company’s net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization.  At December 31, 2009, the Company was in compliance with these covenants.  Additionally, we could have drawn upon the remaining $470.0 million available under our credit facility.

Our interest rate swap agreements with financial institutions fix the variable interest rates of $100.0 million of the outstanding debt under our revolving credit facility.  We applied cash flow hedge accounting to the interest rate swap agreements in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, the derivatives are recorded as assets or liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, are reported in other comprehensive income.  The change in fair value related to the derivatives included in other comprehensive income/(loss) for the three months ended December 31, 2009 and September 30, 2009 was $0.4 million and $(3.4) million, respectively.  Based on the swaps’ expiration dates, the total $(0.7) million recorded in accumulated other comprehensive income at December 31, 2009 will be recorded as interest expense over the next twelve months.  The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	3.0%	February 2010
$50,000	3.2%	August 2010

Our average effective interest rate on borrowings under our revolving credit facility, including the effects of the swaps, during the three months ended December 31, 2009 and September 30, 2009 was 3.6% and 3.1%, respectively.

Unsecured Term Credit Agreement

In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time, the opportunity to repatriate non-U.S. earnings to the U.S. at a 5.25% tax rate.  The term credit agreement provides for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, we also provided a parent company guarantee.  The terms and conditions of the term credit agreement are similar to those contained in our revolving credit facility.

Secured Notes

Secured notes are notes payable to a bank, collateralized by real properties, which we assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts.  In addition to the revolving credit facility discussed above, at December 31, 2009, we had $178.2 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which, $123.8 million was utilized for outstanding letters of credit.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2009, there was approximately $153.8 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of the Company’s pension plans.  The total amounts of employer contributions paid for the three months ended December 31, 2009 were $3.2 million for U.S. plans and $3.9 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2010 are $2.1 million for U.S. plans and $13.5 million for non-U.S. plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates ASC Topic 605, “Revenue Recognition.”  ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition.  ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2009-13 on our financial statements.

In June 2009, the FASB issued ASC 810-10-05, “Amendments to FASB Interpretation No. 46(R)” (ASC 810-05).  ASC 810-05 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity.  This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity.  ASC 810-05 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures.  ASC 810-05 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  ASC 810-05 is effective for the Company in our fiscal year ending September 30, 2011.  We are currently evaluating the impact that the adoption of ASC 810-05 will have on our financial statements.

In December 2008, the FASB issued ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715-20-65).  ASC 715-20-65 amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets.  The standard is effective for the Company in our fiscal year ending September 30, 2010.  We will amend our disclosures accordingly beginning with the financial statements included in our fiscal year 2010 Form 10-K.

Off-Balance Sheet Arrangements

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services.  The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner.  Some of these joint ventures are considered variable interest entities under ASC 810-10, “Consolidation of Variable Interest Entities” (FIN 46R).  We have consolidated all joint ventures for which we are the primary beneficiary.  For all others, the Company’s portion of the earnings is recorded in equity in earnings of joint ventures.  See Note 9 to the consolidated financial statements in our 2009 Form 10-K.  We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of December 31, 2009 and September 30, 2009, we had $119.5 and $121.2 million, respectively, outstanding borrowings under our senior revolving credit facility and our term credit agreement.  Interest on amounts borrowed under our senior revolving credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance.  For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%.  For the three months ended December 31, 2009, our weighted average borrowings on our senior credit facility were $101.3 million.  If short term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $1.0 million.  We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of December 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2009 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business, none of which, in the opinion of our management, based upon current information and discussions with counsel, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.  From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal years 2009, 2008 and 2007, approximately 71%, 64% and 61%, respectively, of our revenue was derived from contracts with government entities.

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

For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its “SAFETEA-LU” infrastructure funding program and predecessor programs.  This $286 billion program covers federal fiscal years 2004-2009.  Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research.  A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it.  In September 2008, the President signed HR 6532, a bill to amend the Internal Revenue Code to restore the Highway Trust Fund balance, transferring funds from the general Treasury to the Highway Trust Fund to provide for the funding of authorized federal transportation priorities through the end of fiscal year 2009.  This raises concerns about the future funding structure for federal highway programs, including the Highway Trust Fund, particularly after SAFETEA-LU expires on February 28, 2010.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Due to the economic downturn in the U.S. and international markets and severe tightening of the global credit markets, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services.  In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.  Also, the global demand for commodities has increased raw material costs, which will cause our clients’ projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

Because of an overall weakening economy, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected.  Our government clients may face budget deficits that prohibit them from funding proposed and existing projects.  If the economy remains depressed or further weakens and/or government spending is reduced, our revenue and profitability could be adversely affected.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal year 2009, approximately 38% of our revenue was recognized under fixed-price contracts.  Fixed-price contracts are more frequently used outside of the United States and, thus, the exposures resulting from fixed-price contracts may increase as we increase our business operations outside of the United States.  Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period.  Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 20% of our fiscal year 2009 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties.  As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes.  We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects.  These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects.  Of the joint ventures noted above, approximately 8% of our fiscal year 2009 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture.  These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow.  As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines.  At December 31, 2009, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $124.2 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.  Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements.  If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

During fiscal year 2009, revenue attributable to our services provided outside of the United States was approximately 54% of our total revenue.  There are risks inherent in doing business internationally, including:

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

There is strong competition for qualified technical and management personnel in the sectors in which we compete.  We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel.  Our planned growth may place increased demands on our resources and will likely require the addition of technical and management personnel and the development of additional expertise by existing personnel.  Also, some of our personnel hold security clearances required to obtain government projects; if we were to lose some or all of these personnel, they would be difficult to replace.  Loss of the services of, or failure to recruit, key technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

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

At December 31, 2009, our contracted backlog was approximately $6.0 billion and our awarded backlog was approximately $4.0 billion for a total backlog of $10.0 billion.  Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public sector client, where the project has been funded.  Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed.  We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits.  Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract.  In addition, from time to time projects are delayed, scaled back or cancelled.  These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner.  Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.  In addition, due to “pay when paid” provisions that are common in subcontracts in certain countries, including the U.S., we could experience delays in receiving payment if the prime contractor experiences payment delays.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2009, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

i.              1.637 shares of our Class C preferred stock to Evercore Trust Company for the benefit of our employee stockholders under our Deferred Compensation Plan; and

ii.             1,291,401 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

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

AECOM TECHNOLOGY CORPORATION

Date: February 9, 2010	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer