Form 10-Q
period 2010-03-31
AECOM TECHNOLOGY CORP
filed 2010-05-07
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, 114,693,406 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,284	$263,489
Cash in consolidated joint ventures	10,265	27,288
Total cash and cash equivalents	206,549	290,777
Accounts receivable—net	1,950,645	1,732,959
Prepaid expenses and other current assets	142,056	82,195
Current assets held for sale	—	74,527
Deferred tax assets—net	49,316	34,077
TOTAL CURRENT ASSETS	2,348,566	2,214,535
PROPERTY AND EQUIPMENT—NET	235,639	228,835
DEFERRED TAX ASSETS—NET	85,777	91,139
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	30,441	34,505
GOODWILL	1,132,771	1,062,919
INTANGIBLE ASSETS—NET	61,796	61,979
OTHER NON-CURRENT ASSETS	44,353	95,969
TOTAL ASSETS	$3,939,343	$3,789,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$13,070	$13,268
Accounts payable	413,503	401,239
Accrued expenses and other current liabilities	755,792	722,531
Billings in excess of costs on uncompleted contracts	368,192	333,952
Income taxes payable	2,111	19,585
Current liabilities held for sale	—	50,325
Current portion of long-term debt	9,592	15,839
TOTAL CURRENT LIABILITIES	1,562,260	1,556,739
OTHER LONG-TERM LIABILITIES	245,607	336,635
LONG-TERM DEBT	178,061	142,102
TOTAL LIABILITIES	1,985,928	2,035,476
AECOM STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 7,799,780; issued and outstanding, 24,578 and 25,130 shares at March 31, 2010 and September 30, 2009; respectively, $100.00 liquidation preference value	2,458	2,513
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 113,225,510 and 110,890,075 as of March 31, 2010 and September 30, 2009, respectively	1,132	1,109
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 53 and 56 shares as of March 31, 2010 and September 30, 2009, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 4 and 5 shares as of March 31, 2010 and September 30, 2009; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,517,012	1,458,326
Accumulated other comprehensive loss	(127,909)	(146,575)
Retained earnings	518,547	414,345
TOTAL AECOM STOCKHOLDERS’ EQUITY	1,911,240	1,729,718
Noncontrolling interests	42,175	24,687
TOTAL STOCKHOLDERS’ EQUITY	1,953,415	1,754,405
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,939,343	$3,789,881

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Revenue	$1,601,166	$1,498,058	$3,081,950	$2,950,686

Cost of revenue	1,493,271	1,410,125	2,891,078	2,782,146
Gross profit	107,895	87,933	190,872	168,540

Equity in earnings of joint ventures	3,451	4,904	7,829	10,640
General and administrative expenses	27,898	23,931	49,763	41,177
Income from operations	83,448	68,906	148,938	138,003

Other income (expense)	1,829	(1,418)	3,533	(6,206)
Interest expense, net	(2,385)	(1,919)	(3,360)	(5,517)
Income from continuing operations before income tax expense	82,892	65,569	149,111	126,280

Income tax expense	21,048	18,431	37,513	35,891
Income from continuing operations	61,844	47,138	111,598	90,389

Discontinued operations, net of tax	(190)	1,192	(77)	1,692
Net income	61,654	48,330	111,521	92,081
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(3,165)	(4,932)	(7,250)	(7,778)
Net income attributable to AECOM	$58,489	$43,398	$104,271	$84,303

Net income allocation:
Preferred stock dividend	$35	$35	$70	$71
Net income available for common stockholders	58,454	43,363	104,201	84,232
Net income attributable to AECOM	$58,489	$43,398	$104,271	$84,303

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.51	$0.40	$0.92	$0.78
Discontinued operations	—	0.01	—	0.02
	$0.51	$0.41	$0.92	$0.80

Diluted
Continuing operations	$0.51	$0.39	$0.91	$0.77
Discontinued operations	—	0.01	—	0.02
	$0.51	$0.40	$0.91	$0.79

Weighted average shares outstanding:
Basic	113,801	106,465	113,477	105,497
Diluted	115,044	108,148	114,771	107,384

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Net income	$61,654	$48,330	$111,521	$92,081

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,301	(793)	17,005	(50,837)
Swap valuation	359	1,801	759	(1,637)
Pension adjustments	32	3,945	902	1,613
Comprehensive income, net of tax	66,346	53,283	130,187	41,220
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(3,165)	(4,932)	(7,250)	(7,778)
Comprehensive income attributable to AECOM, net of tax	$63,181	$48,351	$122,937	$33,442

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,521	$92,081
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40,504	39,134
Equity in earnings of unconsolidated joint ventures	(7,829)	(10,640)
Distribution of earnings from unconsolidated joint ventures	4,235	10,324
Non-cash stock compensation	16,465	12,285
Excess tax benefit from share based payment	(8,780)	(9,856)
Foreign currency translation	4,973	(7,667)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(168,697)	(28,556)
Prepaid expenses and other assets	(9,131)	5,794
Accounts payable	(2,336)	(15,633)
Accrued expenses and other current liabilities	(72,147)	(97,740)
Billings in excess of costs on uncompleted contracts	20,340	43,631
Other long-term liabilities	1,925	(18,633)
Income taxes payable	(13,297)	(5,886)
Net cash (used in) provided by operating activities from continuing operations	(82,254)	8,638
Net cash (used in) provided by operating activities from discontinued operations	(4,227)	6,056
Net cash (used in) provided by operating activities	(86,481)	14,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(40,600)	(17,920)
Proceeds from disposal of business	25,799	—
Net investment in unconsolidated joint ventures	5,191	2,083
Sales of investment securities	—	81,449
Payments for capital expenditures	(27,467)	(32,565)
Net cash (used in) provided by investing activities	(37,077)	33,047

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	41,908	285
Repayments of borrowings under credit agreements	(14,698)	(104,486)
Proceeds from issuance of common stock	3,411	98,930
Proceeds from exercise of stock options	3,934	8,711
Payments to repurchase common stock	(12,005)	(3,148)
Excess tax benefit from share based payment	8,780	9,856
Net contributions from (distributions to) noncontrolling interests	5,438	(4,018)
Net cash provided by financing activities	36,768	6,130

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,562	(8,192)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(84,228)	45,679
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290,777	197,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$206,549	$242,801

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$33,500	$—

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

The results of operations for the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2010.

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

2.              Adoption of Changes in Accounting Principles

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 810-10, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (ASC 810-10).  ASC 810-10 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated balance sheet and to reflect net income attributable to noncontrolling interests below net income on the consolidated statement of income.  The Company adopted ASC 810-10 during the first quarter ended December 31, 2009.  Accordingly, prior periods have been restated to reflect these reclassifications.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09).  The amendments remove the requirement for a United States Securities and Exchange Commission (SEC) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events.  Accordingly, the Company removed the related disclosure from the Notes to Consolidated Financial Statements.  Consistent with past practice, the Company has evaluated subsequent events through the issuance date of our financial statements.  The adoption did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 amended certain provisions of ASC 820-10, “Fair Value Measurement and Disclosures” by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The adoption did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.  Certain provisions of ASU 2010-06 are effective for the Company for the fiscal year beginning October 1, 2011.  These provisions will require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements.  The Company does not believe the adoption in its fiscal year beginning October 1, 2011, will have a material impact on its financial statements or disclosures.

3.              Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates ASC Topic 605, “Revenue Recognition.”  ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition.  ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17).  ASU 2009-17 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity.  A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity.  ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures.  ASU 2009-17 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  ASU 2009-17 is effective for the Company’s fiscal year beginning October 1, 2010.  The Company is currently evaluating the impact that the adoption of ASU 2009-17 will have on its financial statements.

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

4.              Business Acquisitions, Goodwill and Intangible Assets

Business acquisitions completed during the three and six months ended March 31, 2010 were immaterial both individually and in the aggregate based on the Company’s consolidated assets, investments and net income.  Additionally, the Company acquired control of an entity and commenced consolidating it during the quarter ended December 31, 2009.  This consolidation did not have a material impact to the Company’s financial statements.  Total consideration related to acquisitions consisted of $40.6 million in cash, net of cash acquired, and $33.5 million in Company stock.  The Company is in the process of finalizing project related liabilities related to recent acquisitions.

The changes in the carrying value of goodwill by reporting segment for the six months ended March 31, 2010 and 2009 were as follows:

	September 30, 2009	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2010
	(in thousands)
Professional Technical Services	$1,060,093	$(2,091)	$3,797	$46,227	$1,108,026
Management Support Services	2,826	—	—	21,919	24,745
Total	$1,062,919	$(2,091)	$3,797	$68,146	$1,132,771

	September 30, 2008	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2009
	(in thousands)
Professional Technical Services	$946,263	$49,696	$(24,020)	$—	$971,939
Management Support Services	2,826	—	—	—	2,826
Total	$949,089	$49,696	$(24,020)	$—	$974,765

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2010 and September 30, 2009, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2010		September 30, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$65,742	$62,077	$63,137	$55,021
Customer Relationships	78,313	20,182	69,999	16,136
Total	$144,055	$82,259	$133,136	$71,157

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time.  The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.  The Company has yet to complete its final valuation of intangible assets for one of the business acquisitions noted above.

The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2010 and for the succeeding years:

Fiscal Year	(in thousands)
2010	$6,002
2011	9,991
2012	8,315
2013	8,315
2014	8,169
Thereafter	21,004
Total	$61,796

5.              Discontinued Operations

Assets and liabilities held for sale primarily related to a non-strategic business in the United Kingdom, which was acquired as part of the acquisition of Earth Tech into the Company’s Professional Technical Services segment and was disposed of during the first quarter ended December 31, 2009.

For the three and six months ended March 31, 2010 and 2009, the summarized results of the discontinued operation, included in the Company’s results of operations, are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenue	$0.4	$19.1	$13.6	$36.2

Earnings before income taxes	$(0.2)	$1.3	0.1	1.9
Income tax expense	—	0.1	0.2	0.2
Earnings from discontinued operations, net of tax	$(0.2)	$1.2	$(0.1)	$1.7

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

The following table presents a reconciliation of the restructuring reserve balance in our PTS Segment from October 1, 2009 to March 31, 2010:

	Six Months Ended March 31, 2010
	Severance Costs	Facility Costs	Total
	(in millions)
Accrual, beginning of the period	$1.7	$26.3	$28.0
Accrued and other adjustments during the period	4.5	0.6	5.1
Paid during the period	(5.1)	(3.5)	(8.6)
Accrual, end of the period	$1.1	$23.4	$24.5

7.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009
	(in thousands)
Billed	$1,157,667	$992,444
Unbilled	843,163	785,783
Contract retentions	52,568	55,203
Total accounts receivable—gross	2,053,398	1,833,430
Allowance for doubtful accounts	(102,753)	(100,471)
Total accounts receivable—net	$1,950,645	$1,732,959

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of March 31, 2010 and September 30, 2009 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus an allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of March 31, 2010 or September 30, 2009.

8.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the plans for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended				Six Months Ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in thousands)
Components of net periodic (benefit) cost:
Service costs	$—	$1,285	$462	$1,021	$—	$2,621	$925	$2,114
Interest cost on projected benefit obligation	2,011	5,284	2,154	5,021	4,022	10,810	4,308	10,445
Expected return on plan assets	(1,996)	(5,887)	(1,959)	(5,229)	(3,992)	(12,038)	(3,918)	(10,874)
Amortization of prior service costs	—	(79)	(260)	(73)	—	(161)	(419)	(152)
Amortization of net loss	341	586	729	804	682	1,197	1,216	1,555
Curtailment gain recognized	—	—	—	—	(1,933)	—	—	—
Net periodic (benefit) cost	$356	$1,189	$1,126	$1,544	$(1,221)	$2,429	$2,112	$3,088

The total amounts of employer contributions paid for the six months ended March 31, 2010 were $3.9 million for U.S. plans and $8.2 million for non-U.S. plans.  The expected remaining scheduled employer contributions for the fiscal year ending September 30, 2010 are $1.4 million for U.S. plans and $7.6 million for non-U.S. plans.  During the quarter ended December 31, 2009, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.S. employee plans resulting in a curtailment gain of $1.9 million.  Included in other long-term liabilities are net pension liabilities of $120.5 million and $132.5 million as of March 31, 2010 and September 30, 2009, respectively.

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

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary.  For additional information about the Company’s impairment evaluation process, refer to Note 1 to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.  During the second quarter ended March 31, 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$0.4	$0.4	$—	$—
Total assets	$0.4	$0.4	$—	$—

Deferred compensation plan liability (1)	$87.5	$—	$87.5	$—
Derivative liabilities (2)	0.6	—	0.6	—
Total liabilities	$88.1	$—	$88.1	$—

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$0.6	$0.6	$—	$—
Total assets	$0.6	$0.6	$—	$—

Deferred compensation plan liability (1)	$92.8	$—	$92.8	$—
Derivative liabilities (2)	1.9	—	1.9	—
Total liabilities	$94.7	$—	$94.7	$—

(1)

The Company maintains a participant-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for eligible highly compensated employees. The rabbi trust held approximately $0.4 million and $0.6 million, or 1% of its investment assets, in marketable securities valued using quoted market prices as of March 31, 2010 and September 30, 2009, respectively. The remaining assets, not reflected in this table, of $65.6 million and $53.7 million, respectively, are valued at cash surrender value and not subject to this disclosure. The related deferred compensation liability represents the fair value of the participant deferrals, which are held in insurance funds that are not publicly traded. These investments are valued at the net asset value per share provided by the Company’s administrator multiplied by the number of shares held by the participants. For additional information about the Company’s deferred compensation plan, refer to Note 17 to Consolidated Financial Statements in the Company’s 2009 Form 10-K and Note 13 herein.

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

The fair value of options granted during the three and six months ended March 31, 2010 and 2009 were determined using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Dividend yield	—	—	—	—
Expected volatility	39.9%	37.6%	39.9%	37.6%
Risk-free interest rate	1.6%	1.8%	1.6%	1.8%
Term (in years)	4.5	4.5	4.5	4.5

For the six months ended March 31, 2010 and 2009, compensation expense recognized related to stock options was $1.9 million and $1.9 million, respectively.  Unrecognized compensation expense relating to stock options outstanding as of March 31, 2010 and September 30, 2009 was $6.8 million, to be recognized over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the six months ended March 31, 2010 and 2009 was as follows:

	2010		2009
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at the beginning of the period	3,806	$16.36	5,309	$11.78
Options granted	361	24.91	890	23.68
Options exercised	(372)	11.01	(1,030)	8.48
Options forfeited or expired	(39)	21.70	(23)	19.67
Outstanding at the end of the period	3,756	17.65	5,146	14.47

Vested and expected to vest in the future as of March 31	3,663	$17.48	5,083	$14.29

The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2010 and 2009 was $8.76 and $8.04, respectively.

The Company grants restricted stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and service conditions over a three-year period.  The Company recognized compensation expense relating to the PEP of $10.8 million and $9.7 million during the six months ended March 31, 2010 and 2009, respectively.  Additionally, the Company issues restricted stock units which are earned based only on service conditions, resulting in compensation expense of $3.4 million and $0.6 million during the six months ended March 31, 2010 and 2009, respectively.  Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $29.7 million and $17.2 million as of March 31, 2010 and $21.2 million and $3.9 million as of September 30, 2009, respectively, to be recognized over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for share-based payments is classified as financing cash flows.  Excess tax benefits of $8.8 million and $9.9 million for the six months ended March 31, 2010 and 2009, respectively, have been classified as financing cash inflows in the unaudited Consolidated Statements of Cash Flows.

11.       Income Taxes

A number of tax years are under audit by the relevant federal, state and foreign tax authorities.  The Company is currently under examination by the U.S. Internal Revenue Service (IRS) for the fiscal years 2006 and 2007.  During December 2009, the Company settled the portion of this audit relating to Research and Experimentation Credits, resulting in a $3.2 million reduction to income tax expense.  The Company also recorded additional income tax expense totaling $2.9 million during the six months period ended March 31, 2010 relating to other audit issues, currently under dispute.

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

During the three months ended March 31, 2010, the Company recorded a $4.3 million reduction to income tax expense relating to the restructuring of its Australian operations and a $2.2 million reduction to income tax expense as a result of effectively settling the amount of Canadian Scientific Research and Experimental Development (SRED) credits claimed on the Company’s Canadian tax returns for the tax years prior to 2009.

The effective tax rate was 25.2% and 28.4% for the six months ended March 31, 2010 and 2009, respectively.  The decrease in tax rate was primarily due to the IRS examination items, the Australian restructuring, and the Canadian SRED credits discussed above.  Another factor contributing to the lower tax rate was that more of the Company’s foreign operations are being conducted in lower tax rate jurisdictions.

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)
Denominator for basic earnings per share	113,801	106,465	113,477	105,497
Potential common shares:
Stock options	960	1,570	1,042	1,771
Other	283	113	252	116
Denominator for diluted earnings per share	115,044	108,148	114,771	107,384

For the six months ended March 31, 2010 and 2009, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

13.       Other Financial Information

Accrued expenses consist of the following:

	March 31, 2010	September 30, 2009
	(in millions)
Accrued salaries and benefits	$279.0	$323.3
Accrued contract costs	341.1	358.2
Deferred compensation plan liability (Note 9)	87.5	—
Other accrued expenses	48.2	41.0
	$755.8	$722.5

Accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.  Accrued contract costs also include balances related to professional liability risks of $105.1 million and $98.3 million as of March 31, 2010 and September 30, 2009, respectively.

Other long-term liabilities consist of the following:

	March 31, 2010	September 30, 2009
	(in millions)
Pension liabilities (Note 8)	$120.5	$132.5
Deferred compensation plan liability (Note 9)	—	92.8
Reserve for uncertain tax positions (Note 11)	65.1	54.4
Other	60.0	56.9
	$245.6	$336.6

The components of accumulated other comprehensive loss are as follows:

	March 31, 2010	September 30, 2009
	(in millions)
Foreign currency translation adjustment	$(20.6)	$(37.7)
Defined benefit minimum pension liability adjustment, net of tax	(106.9)	(107.8)
Interest rate swap valuation	(0.4)	(1.1)
	$(127.9)	$(146.6)

The Company elected to terminate its U.S. deferred compensation plan effective in December 2009.  As a result of the termination, 6.3 million outstanding restricted stock units and the Company’s deferred compensation liability of $87.5 million as of March 31, 2010 are expected to be settled in December 2010.  Accordingly, this liability was reclassified from other long-term liabilities to accrued expenses and other current liabilities in December 2009.  Additionally, $62.2 million in investments held in a rabbi trust to fund the deferred compensation liability were reclassified from other non-current assets to other current assets in December 2009.  The 6.3 million outstanding stock units can only be settled in common stock of the Company, and as such remain classified in AECOM’s stockholder equity as of March 31, 2010.

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.  At March 31, 2010, the Company was contingently liable in the amount of approximately $161.6 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

Combat Support Associates Joint Venture - Kuwait Labor Law Matter

On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal year 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc. (AGS), in the performance of a U.S. Government contract in Kuwait.  The costs in question were incurred in paying Service Terminal Indemnity (STI) to CSA’s employees at the end of their employment agreements.  The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law.

CSA has requested that the U.S. Government contracting officer make a final determination that the costs are proper under the contract.  If the contracting officer declines to overrule the DCAA Form 1, CSA intends to utilize all proper avenues to defend against the Government’s claim, including appeals processes.

The Company believes based upon advice of Kuwaiti legal counsel that CSA has been and continues to be in compliance with STI requirements of Kuwait labor laws.  Therefore, the Company presently believes that, if required, CSA would be successful in obtaining a favorable determination of this matter. However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

15.       Reportable Segments

The Company’s operations are organized into two reportable segments: Professional Technical Services (PTS) and Management Support Services (MSS).  The Company’s PTS reportable segment delivers planning, consulting, architectural and engineering design, and program and construction management services to institutional, commercial and government clients worldwide.  The Company’s MSS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, and technical assistance and systems integration services, primarily for agencies of the U.S. government.  These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business.  The Company has aggregated various operating segments into its PTS reportable segment based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Three Months Ended March 31, 2010:
Revenue	1,316,948	284,218	$—	$1,601,166
Revenue, net of other direct costs (non-GAAP)	965,997	85,867	—	1,051,864
Gross profit	95,468	12,427	—	107,895
Equity in earnings of joint ventures	2,018	1,433	—	3,451
General and administrative expenses	—	—	27,898	27,898
Operating income	97,486	13,860	(27,898)	83,448

Gross profit as a % of revenue	7.2%	4.4%	—	6.7%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	9.9%	14.5%	—	10.3%

Three Months Ended March 31, 2009:
Revenue	$1,239,655	$258,403	$—	$1,498,058
Revenue, net of other direct costs (non-GAAP)	899,655	66,806	—	966,461
Gross profit	74,288	13,645	—	87,933
Equity in earnings of joint ventures	3,409	1,495	—	4,904
General and administrative expenses	—	—	23,931	23,931
Operating income	77,697	15,140	(23,931)	68,906

Gross profit as a % of revenue	6.0%	5.3%	—	5.9%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.3%	20.4%	—	9.1%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands)
Six Months Ended March 31, 2010:
Revenue	$2,521,387	$560,563	$—	$3,081,950
Revenue, net of other direct costs (non-GAAP)	1,849,838	164,352	—	2,014,190
Gross profit	167,106	23,766	—	190,872
Equity in earnings of joint ventures	4,290	3,539	—	7,829
General and administrative expenses	—	—	49,763	49,763
Operating income	171,396	27,305	(49,763)	148,938

Gross profit as a % of revenue	6.6%	4.2%	—	6.2%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	9.0%	14.5%	—	9.5%

Six Months Ended March 31, 2009:
Revenue	$2,469,481	$481,205	$—	$2,950,686
Revenue, net of other direct costs (non-GAAP)	1,747,045	110,006	—	1,857,051
Gross profit	147,615	20,925	—	168,540
Equity in earnings of joint ventures	6,386	4,254	—	10,640
General and administrative expenses	—	—	41,177	41,177
Operating income	154,001	25,179	(41,177)	138,003

Gross profit as a % of revenue	6.0%	4.3%	—	5.7%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.4%	19.0%	—	9.1%

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance.  These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning, with reference to us or our management.  Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements.  Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government, our ability to successfully manage our joint ventures, the risk of employee misconduct or our failure to comply with laws and regulations, our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business, our ability to attract and retain key technical and management personnel, our ability to complete our backlog of uncompleted projects as currently projected, our liquidity and capital resources and changes in regulations or legislation that could affect us.  Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.  In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, please review “Part II, Item 1A — Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

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

Throughout this section, we refer to companies we acquired in the last 12 months as “acquired companies.”

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Six Months Ended
	March 31, 2010	March 31, 2009
	(in millions)
Other Financial Data:
Revenue	$3,082	$2,951
Other direct costs	1,068	1,094
Revenue, net of other direct costs	2,014	1,857
Cost of revenue, net of other direct costs	1,823	1,689
Gross profit	191	168
Equity in earnings of joint ventures	8	11
General and administrative expenses	50	41
Income from operations	$149	$138

Reconciliation of Cost of Revenue:
Other direct costs	$1,068	$1,094
Cost of revenue, net of other direct costs	1,823	1,689
Cost of revenue	$2,891	$2,783

Results of Operations

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands)
Revenue	$1,601,166	$1,498,058	$103,108	6.9%	$3,081,950	$2,950,686	$131,264	4.4%
Other direct costs	549,302	531,597	17,705	3.3	1,067,760	1,093,635	(25,875)	(2.4)
Revenue, net of other direct costs	1,051,864	966,461	85,403	8.8	2,014,190	1,857,051	157,139	8.5
Cost of revenue, net of other direct costs	943,969	878,528	65,441	7.4	1,823,318	1,688,511	134,807	8.0
Gross profit	107,895	87,933	19,962	22.7	190,872	168,540	22,332	13.3
Equity in earnings of joint ventures	3,451	4,904	(1,453)	(29.6)	7,829	10,640	(2,811)	(26.4)
General and administrative expenses	27,898	23,931	3,967	16.6	49,763	41,177	8,586	20.9
Income from operations	83,448	68,906	14,542	21.1	148,938	138,003	10,935	7.9
Other (expense) income	1,829	(1,418)	3,247	*	3,533	(6,206)	9,739	*
Interest expense, net	(2,385)	(1,919)	(466)	24.3	(3,360)	(5,517)	2,157	(39.1)
Income before income tax expense	82,892	65,569	17,323	26.4	149,111	126,280	22,831	18.1
Income tax expense	21,048	18,431	2,617	14.2	37,513	35,891	1,622	4.5
Income from continuing operations	61,844	47,138	14,706	31.2	111,598	90,389	21,209	23.5
Discontinued operations, net of tax	(190)	1,192	(1,382)	*	(77)	1,692	(1,769)	*
Net income	61,654	48,330	13,324	27.6	111,521	92,081	19,440	21.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(3,165)	(4,932)	1,767	(35.8)	(7,250)	(7,778)	528	(6.8)
Net income attributable to AECOM	$58,489	$43,398	$15,091	34.8%	$104,271	$84,303	$19,968	23.7%

*  Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	89.7	90.9	90.5	90.9
Gross profit	10.3	9.1	9.5	9.1
Equity in earnings of joint ventures	0.3	0.5	0.4	0.6
General and administrative expense	2.7	2.5	2.5	2.3
Income from operations	7.9	7.1	7.4	7.4
Other income (expense)	0.2	(0.1)	0.2	(0.3)
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.3)
Income before income tax expense	7.9	6.8	7.4	6.8
Income tax expense	2.0	1.9	1.9	1.9
Income from continuing operations	5.9	4.9	5.5	4.9
Discontinued operations, net of tax	0.0	0.1	0.0	0.1
Net income	5.9	5.0	5.5	5.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.5)	(0.3)	(0.5)
Net income attributable to AECOM	5.6%	4.5%	5.2%	4.5%

Revenue

Our revenue for the three months ended March 31, 2010 increased $103.1 million, or 6.9%, to $1.6 billion as compared to $1.5 billion for the corresponding period last year.  $81.3 million of our revenue for the three months ended March 31, 2010 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue increased $21.8 million, or 1.5%, from the three months ended March 31, 2009.

Our revenue for the six months ended March 31, 2010 increased $131.3 million, or 4.4%, to $3.1 billion as compared to $3.0 billion for the corresponding period last year.  $135.7 million was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue decreased $4.4 million, or 0.1%.

The increase in revenue, excluding acquired companies, for the three months ended March 31, 2010 was primarily attributable to stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $74 million, and increased demand for our engineering and program management services on infrastructure projects in Hong Kong.  These increases were offset by a decrease in demand for our architecture, engineering, and environmental management services primarily in the privately financed facilities market of approximately $65 million.

The decrease in revenue, excluding acquired companies, for the six months ended March 31, 2010 was primarily attributable to the decrease in demand noted above for our services, primarily in the privately financed facilities market, resulting in a decline in revenue of approximately $200 million. Decreases for these services were offset by a $41 million increase in our MSS segment, excluding an acquired company, primarily resulting from increased volume on our Contract Field Teams and Combat Support projects, stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $130 million and increased demand for our engineering and program management services on infrastructure projects in Libya and Hong Kong.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended March 31, 2010 increased $85.4 million, or 8.8%, to $1.1 billion as compared to $1.0 billion for the corresponding period last year.  Of this increase, $55.5 million, or 65.0%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $29.9 million, or 3.1% over the three months ended March 31, 2009.

Our revenue, net of other direct costs, for the six months ended March 31, 2010 increased $157.1 million, or 8.5%, to $2.0 billion as compared to $1.9 billion for the corresponding period last year.  Of this increase, $94.9 million, or 60.4%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $62.2 million, or 3.3% over the six months ended March 31, 2009.

The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, for the three months ended March 31, 2010 was primarily due to reasons noted above under “Revenue.”

The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, for the six months ended March 31, 2010 was primarily due to reasons noted above, under “Revenue”, as well as increased work performed on our Contracts Field Teams project which has a significantly greater portion of work directly performed by us as compared to other projects.

Gross Profit

Our gross profit for the three months ended March 31, 2010 increased $20.0 million, or 22.7%, to $107.9 million as compared to $87.9 million for the corresponding period last year.  Of this increase, $6.7 million, or 33.5%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $13.3 million, or 15.1%, from the three months ended March 31, 2009.  For the three months ended March 31, 2010, gross profit, as a percentage of revenue, net of other direct costs, increased to 10.3% from 9.1% in the three months ended March 31, 2009.

Our gross profit for the six months ended March 31, 2010 increased $22.3 million, or 13.3%, to $190.9 million as compared to $168.5 million in the corresponding period last year.  Of this increase, $9.4 million, or 42.2%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $12.9 million, or 7.7%.  For the six months ended March 31, 2010, gross profit, as a percentage of revenue, net of other direct costs, increased to 9.5% from 9.1% in the corresponding period last year.

The increases in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the benefits realized from our continuing cost efficiency initiatives and the integration of our Earth Tech acquisition, partially offset by lower margins in our MSS segment as described below.  The increases in gross profit were also partially due to favorable changes in foreign exchange rates.  The lower gross profit, as a percentage of revenue, net of other direct costs, for the six months ended March 31, 2010 as compared to the three months ended March 31, 2010 is primarily due to severance costs of $4.5 million substantially incurred by our business in the United Kingdom in the three months ended December 31, 2009.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2010 decreased $1.4 million, or 29.6%, to $3.5 million as compared to $4.9 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2010 decreased $2.8 million, or 26.4%, to $7.8 million as compared to $10.6 million in the corresponding period last year.

The decrease was primarily attributable to decreased volume in a joint venture providing engineering and design services at an airport in the United Arab Emirates and the acquisition of a controlling interest in a joint venture that was previously accounted for under the equity method.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2010 increased $4.0 million, or 16.6%, to $27.9 million as compared to $23.9 million for the corresponding period last year.  For the three months ended March 31, 2010, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.7% as compared to 2.5% in the corresponding period last year.

Our general and administrative expenses for the six months ended March 31, 2010 increased $8.6 million, or 20.9%, to $49.8 million as compared to $41.2 million in the corresponding period last year.  For the six months ended March 31, 2010, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.5% as compared to 2.3% in the corresponding period last year.

The increase in general and administrative expenses was primarily attributable to costs associated with staffing and other expenses related to the growth in our business and continued investments to support our strategic initiatives, including the launch of our new branding campaign.

Other Income / Expense

Our other income for the three months ended March 31, 2010 was $1.8 million compared to other expense of $1.4 million for the three months ended March 31, 2009.

Our other income for the six months ended March 31, 2010 was $3.5 million compared to other expense of $6.2 million for the six months ended March 31, 2009.

Other income and expense is primarily comprised of net gains and losses on investments we hold to offset our exposure related to employees’ investments in a deferred compensation plan.  The changes in other income and expense noted above are primarily due to the net gains and losses associated with these investments.

Interest Income / Expense

Our net interest expense for the three months ended March 31, 2010 increased $0.5 million, or 24.3% to $2.4 million as compared to $1.9 million for the three months ended March 31, 2009.

Our net interest expense for the six months ended March 31, 2010 decreased $2.1 million, or 39.1% to $3.4 million as compared to $5.5 million in the corresponding period last year.

The decrease in net interest expense for the six months ended March 31, 2010 as compared to last year is primarily due to higher borrowings in the prior period associated with the funding of acquisitions, including Earth Tech, completed in our fiscal 2008.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2010 increased $2.6 million, or 14.2%, to $21.0 million as compared to $18.4 million for the three months ended March 31, 2009.  The effective tax rate was 25.4% and 28.1% for the three months ended March 31, 2010 and 2009, respectively.

Our income tax expense for the six months ended March 31, 2010 increased $1.6 million, or 4.5%, to $37.5 million as compared to $35.9 million in the corresponding period last year.  The effective tax rate for the six months ended March 31, 2010 was 25.2 % as compared to 28.4% for the corresponding period last year.

We project our effective tax rate for the full fiscal year using our best estimates of applicable foreign and domestic tax rates, tax credits and levels of income.  We believe that during the 2010 fiscal year an increased proportion of foreign operations are being conducted in lower tax jurisdictions as compared to the 2009 fiscal year, which is projected to cause a reduction in the annual effective tax rate. The annual effective tax rate for fiscal 2010 is expected to be 26%.

Significant unusual or infrequently occurring items are recognized on a quarterly basis.  The following are the significant unusual or infrequently occurring items that were recognized during the six months ended March 31, 2010.  During the three months ended December 31, 2009, the Company recorded a $3.2 million reduction in income tax expense due to settling the research & experimentation credit portion of its Internal Revenue Service examination for the 2006 and 2007 years.  Additionally, the Company recorded a $4.3 million reduction to income tax expense in the three months ended March 31, 2010 relating to the restructuring of its Australian operations and a $2.2 million reduction to income tax expense as a result of effectively settling its Canadian Scientific Research and Experimental Development credit liability for the years prior to 2009.  The decrease in the effective tax rate was offset by a $2.9 million increase to income tax expense during the second quarter for other issues raised during the Internal Revenue Service examination.

Net Income Attributable to AECOM

The factors described above resulted in net income of $58.5 million and $104.3 million for the three and six months ended March 31, 2010, as compared to net income of $43.4 million and $84.3 million for the three and six months ended March 31, 2009.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands)
Revenue	$1,316,948	$1,239,655	$77,293	6.2%	$2,521,387	$2,469,481	$51,906	2.1%
Other direct costs	350,951	340,000	10,951	3.2	671,549	722,436	(50,887)	(7.0)
Revenue, net of other direct costs	965,997	899,655	66,342	7.4	1,849,838	1,747,045	102,793	5.9
Cost of revenue, net of other direct costs	870,529	825,367	45,162	5.5	1,682,732	1,599,430	83,302	5.2
Gross profit	$95,468	$74,288	$21,180	28.5%	$167,106	$147,615	$19,491	13.2%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	90.1	91.7	91.0	91.6
Gross profit	9.9%	8.3%	9.0%	8.4%

Revenue

Revenue for our PTS segment for the three months ended March 31, 2010 increased $77.3 million, or 6.2%, to $1.3 billion.  $56.8 million was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue increased $20.5 million, or 1.7%, over the three months ended March 31, 2010.

Revenue for our PTS segment for the six months ended March 31, 2010 increased $51.9 million, or 2.1%, to $2.5 billion.  $97.3 million was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue decreased $45.4 million, or 1.8%.

The increase in revenue, excluding acquired companies, for the three months ended March 31, 2010 was primarily attributable to stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $74 million, and increased demand for our engineering and program management services on infrastructure projects in Hong Kong.  These increases were offset by a decrease in demand for our architecture, engineering, and environmental management services primarily in the privately financed facilities market of approximately $65 million.

The decrease in revenue, excluding acquired companies, for the six months ended March 31, 2010 was primarily attributable to the decrease in demand noted above for our services, primarily in the privately financed facilities market, resulting in a decline in revenue of approximately $200 million.  These decreases were partially offset by stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $130 million and increased demand for our engineering and program management services on infrastructure projects in Libya and Hong Kong.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended March 31, 2010 increased $66.3 million, or 7.4%, to $966.0 million as compared to $899.7 million for the corresponding period last year.  Of this increase, $38.5 million, or 58.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $27.8 million, or 3.1%, over the three months ended March 31, 2009.

Revenue, net of other direct costs, for our PTS segment for the six months ended March 31, 2010 increased $102.8 million, or 5.9%, to $1.8 billion as compared to $1.7 billion for the corresponding period last year.  Of this increase, $67.7 million, or 65.9%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $35.1 million, or 2.0% over the six months ended March 31, 2009.

For the three and six months ended March 31, 2010, the increases in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, were primarily due to stronger foreign currencies, and increased services provided on infrastructure projects in Hong Kong, partially offset by a decline in the demand for our services in the markets noted above.

Gross Profit

Gross profit for our PTS segment for the three months ended March 31, 2010 increased $21.2 million, or 28.5%, to $95.5 million as compared to $74.3 million for the corresponding period last year.  Of this increase, $5.3 million, or 25.0%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $15.9 million, or 21.4%.  As a percentage of revenue, net of other direct costs, gross profit increased to 9.9% of revenue, net of other direct costs, for the three months ended March 31, 2010 from 8.3% in the corresponding period last year.

Gross profit for our PTS segment for the six months ended March 31, 2010 increased $19.5 million, or 13.2%, to $167.1 million as compared to $147.6 million in the corresponding period last year.  Of this increase, $7.8 million, or 40.0%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $11.7 million, or 7.9%.  For the six months ended March 31, 2010, gross profit, as a percentage of revenue, net of other direct costs, was 9.0% as compared to 8.4% in the corresponding period last year.

The increases in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the benefits realized from our continuing cost efficiency initiatives including the integration of our Earth Tech acquisition.  The increases in gross profit were also partially due to favorable changes in foreign exchange rates.  The lower gross profit, as a percentage of revenue, net of other direct costs, for the six months ended March 31, 2010 as compared to the three months ended March 31, 2010 is primarily due to severance costs of $4.5 million substantially incurred by our business in the United Kingdom in the three months ended December 31, 2009.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands)
Revenue	$284,218	$258,403	$25,815	10.0%	$560,563	$481,205	$79,358	16.5%
Other direct costs	198,351	191,597	6,754	3.5	396,211	371,199	25,012	6.7
Revenue, net of other direct costs	85,867	66,806	19,061	28.5	164,352	110,006	54,346	49.4
Cost of revenue, net of other direct costs	73,440	53,161	20,279	38.1	140,586	89,081	51,505	57.8
Gross profit	$12,427	$13,645	$(1,218)	(8.9)%	$23,766	$20,925	$2,841	13.6%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	85.5	79.6	85.5	81.0
Gross profit	14.5%	20.4%	14.5%	19.0%

Revenue

Revenue for our MSS segment for the three months ended March 31, 2010 increased $25.8 million, or 10.0%, to $284.2 million as compared to $258.4 million for the corresponding period last year.  Of this increase, $24.5 million, or 95.0%, was provided by a company acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue increased $1.3 million, or 0.5%, over the three months ended March 31, 2009.

Revenue for our MSS segment for the six months ended March 31, 2010 increased $79.4 million, or 16.5%, to $560.6 million as compared to $481.2 million for the corresponding period last year.  Of this increase, $38.4 million, or 48.4%, was provided by a company acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $41.0 million, or 8.5%.

The increase in revenue for the six months ended March 31, 2010, excluding acquired companies, was primarily attributable to new task orders on our Contract Field Teams project with the United States Air Force, and a higher volume of activity on our Combat Support project for the United States Army in the Middle East.  Revenue growth from these projects was approximately $44 million.  These increases were partially offset by the completion in the third quarter of fiscal 2009 of a base operations contract at a military facility in the United States.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended March 31, 2010 increased $19.1 million, or 28.5%, to $85.9 million as compared to $66.8 million for the corresponding period last year.  Of this increase, $17.0 million, or 89.0%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $2.1 million, or 3.1% over the three months ended March 31, 2009.

Revenue, net of other direct costs, for our MSS segment for the six months ended March 31, 2010 increased $54.3 million, or 49.4%, to $164.3 million as compared to $110.0 million for the corresponding period last year.  Of this increase, $27.2 million, or 50.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $27.1 million, or 24.6% over the six months ended March 31, 2009.

The increase in revenue, net of other direct costs, excluding acquired companies, for the six months ended March 31, 2010 was primarily attributable to an increase in our services and personnel resulting from task orders received on our Contract Field Teams project and increased activity for our global maintenance and support services for the United States Army.  Revenue, net of other direct costs from these projects increased approximately $30 million.  These increases were partially offset by the completion of the base operations project noted above.

The higher percentage growth in revenue, net of other direct costs as compared to revenue was the result of the increase in task orders on the Contract Field Teams project which has a significantly greater portion of work directly performed by us as compared to other projects in the MSS segment.

Gross Profit

Gross profit for our MSS segment for the three months ended March 31, 2010 decreased $1.2 million, or 8.9%, to $12.4 million as compared to $13.6 million for the corresponding period last year.  $1.4 million was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $2.6 million, or 19.1%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 14.5% in the three months ended March 31, 2010 from 20.4% in the corresponding period last year.

Gross profit for our MSS segment for the six months ended March 31, 2010 increased $2.8 million, or 13.6%, to $23.8 million as compared to $20.9 million in the corresponding period last year.  $1.6 million was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $1.2 million, or 5.7%.  For the six months ended March 31, 2010, gross profit, as a percentage of revenue, net of other direct costs, was 14.5% as compared to 19.0% in the corresponding period last year.

The decrease in gross profit, excluding acquired companies, for the three months ended March 31, 2010 as compared to the corresponding period in the prior year was primarily attributable to a favorable resolution of a contract matter with the United States government in the three months ended March 31, 2009.

The decreases in gross profit, as a percentage of revenue, net of other direct costs for the three and six months ended March 31, 2010 were primarily due to the growth in revenue, net of other direct costs, for the Contract Field Teams project noted above, which has a lower margin than other MSS projects, and the favorable resolution of the contract matter noted above.  These decreases were partially offset by margin improvements on our global maintenance and support services and Taji National Depot projects for the United States Army.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations and access to financial markets.  Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt.  We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.  We expect to issue $250 million of debt in the three months ending June 30, 2010 to fund acquisitions.

At March 31, 2010, cash and cash equivalents were $206.5 million, a decrease of $84.3 million, or 29.0%, from $290.8 million at September 30, 2009.  This decrease was primarily attributable to cash used by operating activities, payments for business acquisitions, offset by borrowings under credit agreements and proceeds from the disposal of a business.

Net cash used in operating activities was $86.5 million for the six months ended March 31, 2010, compared with cash provided by operating activities of $14.7 million for the six months ended March 31, 2009.  This change was primarily attributable to the timing of collections of accounts receivable primarily related to specific U.S. government invoices which were substantially collected subsequent to March 31, 2010 or expected to be collected in the near term.

Net cash used in investing activities was $37.1 million for the six months ended March 31, 2010, compared with $33.0 million of net cash provided by investing activities for the six months ended March 31, 2009.  This change was primarily due to proceeds from the sales of investment securities of $81.4 million during the three months ended December 31, 2008.

Net cash provided by financing activities was $36.8 million for the six months ended March 31, 2010, compared with $6.1 million in the comparable period last year.  This increase was primarily attributable to a decrease in repayments and an increase in borrowings under our credit agreements, offset by a decrease in proceeds from the issuance of common stock.

Working Capital

Working capital, or current assets less current liabilities, increased $128.5 million, or 19.5%, to $786.3 million at March 31, 2010 from $657.8 million at September 30, 2009.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $183.4 million, or 13.1%, to $1.6 billion at March 31, 2010, primarily attributable to the timing of collections of accounts receivable.

Accounts receivable increased 12.6%, or $217.7 million, from September 30, 2009 to March 31, 2010 primarily due to timing of collections.  Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, at March 31, 2010, was 90 days compared to the 78 days at September 30, 2009.  See discussion in “Cash Flows” above.

In Note 7 to the consolidated financial statements, Accounts Receivable—Net, the Company provides a comparative analysis of the various components of accounts receivable.  Substantially all unbilled receivables as of March 31, 2010 and September 30, 2009 are expected to be billed and collected within twelve months of such date.

The Company records unbilled receivables related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.  In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred.  As of March 31, 2010 and September 30, 2009, the Company had no significant net receivables related to contract claims.  The Company accrues award fees in unbilled receivables only when there is sufficient information to assess contract performance.  On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received.

Because our revenue depends to a great extent on billable labor hours, most of our charges are invoiced following the end of the month in which the hours were worked.  Other direct costs are normally billed along with labor hours.  However, as opposed to salary costs, which are generally paid on either a bi-weekly or monthly basis, other direct costs are generally not paid until we receive payment (in some cases in the form of advances) from our customers.

Borrowings and Lines of Credit

Debt consisted of the following:

	March 31, 2010	September 30, 2009
	(in thousands)
Unsecured revolving credit facility	$131,300	$100,000
Unsecured term credit agreement	17,779	21,196
Secured notes	26,248	26,633
Other debt	25,396	23,380
Total debt	200,723	171,209
Less: Current portion of debt and short-term borrowings	(22,662)	(29,107)
Long-term debt, less current portion	$178,061	$142,102

Unsecured Revolving Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  At March 31, 2010 and September 30, 2009, $131.3 million and $100.0 million, respectively, was outstanding under our revolving credit facility.  At March 31, 2010 and September 30, 2009, outstanding standby letters of credit totaled $29.9 million under our revolving credit facility.  At March 31, 2010, we had $438.8 million available for borrowing under our revolving credit facility.  Our debt agreements contain certain negative covenants relating to the Company’s net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization.  At March 31, 2010, the Company was in compliance with these covenants.  Additionally, we could have drawn upon the remaining $438.8 million available under our revolving credit facility.

Our remaining interest rate swap agreement with a financial institution fixes the variable interest rate of $50.0 million of the outstanding debt under our revolving credit facility.  We applied cash flow hedge accounting to the interest rate swap agreements in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, the derivatives are recorded as assets or liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, are reported in other comprehensive income.  The change in fair value related to the derivatives included in other comprehensive income/(loss) for the six months ended March 31, 2010 and March 31, 2009 was $0.8 million and $(1.6) million, respectively.  Based on the swap’s expiration date, the total $(0.4) million recorded in accumulated other comprehensive income at March 31, 2010 will be recorded as interest expense over the next twelve months.  The fixed rate and the related expiration date of the outstanding swap agreement is as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	3.2%	August 2010

Our average effective interest rate on borrowings under our revolving credit facility, including the effects of the swaps, during the six months ended March 31, 2010 and September 30, 2009 was 3.4% and 3.1%, respectively.

Unsecured Term Credit Agreement

In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time, the opportunity to repatriate non-U.S. earnings to the U.S. at a 5.25% tax rate.  The term credit agreement provides for a $65.0 million, five-year term loan, due September 2011, among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, we also provided a parent company guarantee.  The terms and conditions of the term credit agreement are similar to those contained in our revolving credit facility.

Secured Notes

Secured notes are notes payable to a bank, collateralized by real properties, which we assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts.  In addition to the revolving credit facility discussed above, at March 31, 2010, we had $185.7 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which, $131.7 million was utilized for outstanding standby letters of credit.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2010, there was approximately $29.9 million and $131.7 million, respectively, outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  In addition, in some instances we guarantee that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our consolidated balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of the Company’s pension plans.  The total amounts of employer contributions paid for the six months ended March 31, 2010 were $3.9 million for U.S. plans and $8.2 million for non-U.S. plans.  The expected remaining scheduled employer contributions for the fiscal year ending September 30, 2010 are $1.4 million for U.S. plans and $7.6 million for non-U.S. plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Combat Support Associates Joint Venture - Kuwait Labor Law Matter

On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal year 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc. (AGS), in the performance of a U.S. Government contract in Kuwait.  The costs in question were incurred in paying Service Terminal Indemnity (STI) to CSA’s employees at the end of their employment agreements.  The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law.

CSA has requested that the U.S. Government contracting officer make a final determination that the costs are proper under the contract.  If the contracting officer declines to overrule the DCAA Form 1, CSA intends to utilize all proper avenues to defend against the Government’s claim, including appeals processes.

We believe based upon advice of Kuwaiti legal counsel that CSA has been and continues to be in compliance with STI requirements of Kuwait labor laws.  Therefore, we presently believe that, if required, CSA would be successful in obtaining a favorable determination of this matter. However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on our results of operations.

Combat Support Associates Joint Venture - Kuwait Labor Law Matter

On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal year 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc. (AGS), in the performance of a U.S. Government contract in Kuwait.  The costs in question were incurred in paying Service Terminal Indemnity (STI) to CSA’s employees at the end of their employment agreements.  The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law.

CSA has requested that the U.S. Government contracting officer make a final determination that the costs are proper under the contract.  If the contracting officer declines to overrule the DCAA Form 1, CSA intends to utilize all proper avenues to defend against the Government’s claim, including appeals processes.

The Company believes based upon advice of Kuwaiti legal counsel that CSA has been and continues to be in compliance with STI requirements of Kuwait labor laws.  Therefore, the Company presently believes that, if required, CSA would be successful in obtaining a favorable determination of this matter. However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates ASC Topic 605, “Revenue Recognition.”  ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition.  ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2009-13 on our financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17).  ASU 2009-17 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity.  A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity.  ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures.  ASU 2009-17 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  ASU 2009-17 is effective for the Company in our fiscal year beginning October 1, 2010.  We are currently evaluating the impact that the adoption of ASU 2009-17 will have on our financial statements.

In December 2008, the FASB issued ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715-20-65).  ASC 715-20-65 amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets.  This standard is effective for the Company in our fiscal year ending September 30, 2010.  We will amend our disclosures accordingly beginning with the financial statements included in our fiscal year 2010 Form 10-K.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of March 31, 2010 and September 30, 2009, we had $149.1 and $121.2 million, respectively, outstanding borrowings under our senior revolving credit facility and our term credit agreement.  Interest on amounts borrowed under our senior revolving credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance.  For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%.  For the six months ended March 31, 2009, our weighted average borrowings on our senior revolving credit facility were $111.9 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $1.1 million.  We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2010 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I — Item 1 of this report for a discussion of a matter to which we are a party.  From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

City of Newport Litigation

As the Company previously disclosed in its Form 10-Q for the quarter ended June 30, 2009, Earth Tech, Inc. (ET), which the Company acquired in July 2008, and the City of Newport, Rhode Island (City) were named as defendants in a lawsuit (Environment Rhode Island v. City of Newport) filed on July 16, 2008 in the United States District Court for the District of Rhode Island, under the federal Clean Water Act, 33 U.S.C. § 1365.  At that time, ET operated the City’s wastewater treatment plant for the City as a contract operator.  The lawsuit related primarily to allegations surrounding combined sewer overflows from the City’s wastewater treatment plant into Newport Harbor.

AECOM Technical Services, Inc. (formerly ET) was dismissed from the lawsuit with prejudice.  The City remains a party to the lawsuit.

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

For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its “SAFETEA-LU” infrastructure funding program and predecessor programs.  Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research.  A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it.  In September 2008, the President signed HR 6532, a bill to amend the Internal Revenue Code to restore the Highway Trust Fund balance, transferring funds from the general Treasury to the Highway Trust Fund to provide for the funding of authorized federal transportation priorities through the end of fiscal year 2009.  This raises concerns about the future funding structure for federal highway programs, including the Highway Trust Fund, particularly after SAFETEA-LU expires on December 31, 2010.

Governmental agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

Most government contracts may be modified, curtailed or terminated by the government either at its discretion or upon the default of the contractor.  If the government terminates a contract at its discretion, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce the number of contracts awarded to us.  The adoption of similar practices by other government entities could also adversely affect our revenues.  If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives.  These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies.  For example, as discussed elsewhere in this report, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal year 2007 by Combat Support Associates, a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait.  If such matter were not resolved in our favor, it could have a material adverse effect on our business.  In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time.  Furthermore, as a large government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could adversely impact our business.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines.  At March 31, 2010, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $120.5 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.  Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements.  If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

New legal requirements could adversely affect our operating results.

Our business and results of operations could be adversely affected by the recent passage of U.S. health care reform legislation and climate change and other environmental legislation and regulations.  For example, new legislation or regulations may result in increased direct costs associated with our compliance efforts.  Currently, we are assessing the impact that health care reform could have on our employer-sponsored medical plans and that climate change and other environmental legislation and regulations could have on our overall business.

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

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the recently enacted U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  Our internal policies mandate compliance with these anti-corruption laws.  We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.  Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents.  Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future.  Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

At March 31, 2010, our contracted backlog was approximately $5.5 billion and our awarded backlog was approximately $4.4 billion for a total backlog of $9.9 billion.  Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public sector client, where the project has been funded.  Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed.

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

If we are unable to continue to access credit on acceptable terms, our business may be adversely affected.

The tightening of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, replace our existing credit agreement when it expires in 2012 or obtain funding through the issuance of our securities.  We use credit facilities to support our working capital and acquisition needs.  There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility, and if we are unable to do so, our costs of borrowing and our business may be adversely affected.

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

Item 5.  Other Information

As previously announced, Richard G. Newman, Chairman of the Company, transitioned from an executive officer of AECOM to a consulting role effective March 31, 2010.  Mr. Newman remains Chairman of the Board of Directors of the Company and will work with AECOM on a number of projects in a consulting capacity.  The consulting agreement between the Company and Mr. Newman is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description

10.1	Consulting Agreement, dated as of May 4, 2010, between Richard G. Newman and AECOM Technology Corporation

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION

Date: May 7, 2010	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer