Form 10-Q
period 2010-06-30
AECOM TECHNOLOGY CORP
filed 2010-08-06
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, 116,136,722 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$241,843	$263,489
Cash in consolidated joint ventures	52,039	27,288
Total cash and cash equivalents	293,882	290,777
Accounts receivable—net	1,902,633	1,732,959
Prepaid expenses and other current assets	145,241	82,195
Current assets held for sale	—	74,527
Deferred tax assets—net	36,189	34,077
TOTAL CURRENT ASSETS	2,377,945	2,214,535
PROPERTY AND EQUIPMENT—NET	226,143	228,835
DEFERRED TAX ASSETS—NET	92,805	91,139
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	33,194	34,505
GOODWILL	1,148,629	1,062,919
INTANGIBLE ASSETS—NET	62,514	61,979
OTHER NON-CURRENT ASSETS	58,610	95,969
TOTAL ASSETS	$3,999,840	$3,789,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$5,589	$13,268
Accounts payable	397,920	401,239
Accrued expenses and other current liabilities	806,881	722,531
Billings in excess of costs on uncompleted contracts	343,828	333,952
Income taxes payable	2,703	19,585
Current liabilities held for sale	—	50,325
Current portion of long-term debt	9,562	15,839
TOTAL CURRENT LIABILITIES	1,566,483	1,556,739
OTHER LONG-TERM LIABILITIES	244,118	336,635
LONG-TERM DEBT	173,640	142,102
TOTAL LIABILITIES	1,984,241	2,035,476
AECOM STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 2,500,000; issued and outstanding, 24,405 and 25,130 shares as of June 30, 2010 and September 30, 2009, respectively; $100.00 liquidation preference value	2,441	2,513
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 113,777,608 and 110,890,075 shares as of June 30, 2010 and September 30, 2009, respectively	1,138	1,109
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 52 and 56 shares as of June 30, 2010 and September 30, 2009, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 4 and 5 shares as of June 30, 2010 and September 30, 2009, respectively; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,540,359	1,458,326
Accumulated other comprehensive loss	(156,599)	(146,575)
Retained earnings	583,355	414,345
TOTAL AECOM STOCKHOLDERS’ EQUITY	1,970,694	1,729,718
Noncontrolling interests	44,905	24,687
TOTAL STOCKHOLDERS’ EQUITY	2,015,599	1,754,405
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,999,840	$3,789,881

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$1,635,183	$1,541,289	$4,717,133	$4,491,975

Cost of revenue	1,520,118	1,453,772	4,411,196	4,235,918
Gross profit	115,065	87,517	305,937	256,057

Equity in earnings of joint ventures	5,941	6,153	13,770	16,793
General and administrative expenses	28,327	20,071	78,090	61,248
Income from operations	92,679	73,599	241,617	211,602

Other income (expense)	(253)	3,248	3,280	(2,958)
Interest expense, net	(1,126)	(2,617)	(4,486)	(8,134)
Income from continuing operations before income tax expense	91,300	74,230	240,411	200,510

Income tax expense	22,665	21,187	60,178	57,078
Income from continuing operations	68,635	53,043	180,233	143,432

Discontinued operations, net of tax	—	1,118	(77)	2,810
Net income	68,635	54,161	180,156	146,242
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(3,793)	(3,040)	(11,043)	(10,818)
Net income attributable to AECOM	$64,842	$51,121	$169,113	$135,424

Net income allocation:
Preferred stock dividend	$34	$34	$104	$105
Net income available for common stockholders	64,808	51,087	169,009	135,319
Net income attributable to AECOM	$64,842	$51,121	$169,113	$135,424

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.57	$0.45	$1.49	$1.24
Discontinued operations	—	0.01	(0.01)	0.03
	$0.57	$0.46	$1.48	$1.27

Diluted
Continuing operations	$0.56	$0.45	$1.47	$1.22
Discontinued operations	—	0.01	—	0.03
	$0.56	$0.46	$1.47	$1.25

Weighted average shares outstanding:
Basic	114,539	109,872	113,831	106,955
Diluted	115,620	111,515	115,054	108,761

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income	$68,635	$54,161	$180,156	$146,242

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29,516)	32,679	(12,511)	(18,159)
Swap valuation	229	355	988	(1,282)
Pension adjustments	597	(118)	1,499	1,495
Comprehensive income, net of tax	39,945	87,077	170,132	128,296
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(3,793)	(3,040)	(11,043)	(10,818)
Comprehensive income attributable to AECOM, net of tax	$36,152	$84,037	$159,089	$117,478

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,156	$146,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,745	60,787
Equity in earnings of unconsolidated joint ventures	(13,770)	(16,793)
Distribution of earnings from unconsolidated joint ventures	7,827	11,220
Non-cash stock compensation	25,137	19,214
Excess tax benefit from share based payment	(16,713)	(13,994)
Foreign currency translation	(3,838)	(1,420)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(106,685)	(39,088)
Prepaid expenses and other assets	(18,275)	(10,219)
Accounts payable	(20,119)	(44,064)
Accrued expenses and other current liabilities	(21,375)	(60,637)
Billings in excess of costs on uncompleted contracts	(10,324)	54,177
Other long-term liabilities	(3,764)	6,423
Income taxes payable	(8,026)	(4,696)
Net cash provided by operating activities from continuing operations	47,976	107,152
Net cash (used in) provided by operating activities from discontinued operations	(4,227)	714
Net cash provided by operating activities	43,749	107,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(70,000)	(27,132)
Proceeds from disposal of business	25,799	—
Net investment in unconsolidated joint ventures	5,988	853
Sales of investment securities	—	81,449
Payments for capital expenditures	(35,178)	(36,787)
Net cash (used in) provided by investing activities	(73,391)	18,383

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	34,674	1,073
Repayments of borrowings under credit agreements	(18,991)	(163,994)
Proceeds from issuance of common stock	3,316	99,883
Proceeds from exercise of stock options	9,753	14,078
Payments to repurchase common stock	(12,330)	(3,904)
Excess tax benefit from share based payment	16,713	13,994
Net contributions from (distributions to) noncontrolling interests	4,375	(3,393)
Net cash provided by (used in) financing activities	37,510	(42,263)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,763)	(2,902)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,105	81,084
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290,777	197,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,882	$278,206

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$34,800	$12,446

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

The results of operations for the nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2010.

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

The Company’s cash equivalents include highly liquid investments which have initial maturities of three months or less.

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

In December 2007, the FASB issued ASC 805-10, “Business Combinations” (ASC 805-10).  ASC 805-10 significantly changes the way companies account for business combinations and generally requires more assets acquired and liabilities assumed to be measured at their acquisition-date fair value.  Under ASC 805-10, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business.  ASC 805-10 also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings.  In addition, restructuring costs the acquirer expects, but is not obligated to incur, must be recognized separately from the business acquisition.  This pronouncement has been applied by the Company to all acquisitions consummated on or after October 1, 2009.  Transaction and restructuring costs expensed as a result of the adoption of ASC 805-10 were not material.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09).  ASU 2010-09 removes the requirement for a United States Securities and Exchange Commission (SEC) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events.  Accordingly, the Company removed the related disclosure from the Notes to Consolidated Financial Statements.  Consistent with past practice, the Company has evaluated subsequent events through the issuance date of our financial statements.  The adoption did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 amended certain provisions of ASC 820-10, “Fair Value Measurement and Disclosures” (ASC 820-10) by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The adoption did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.  Certain provisions of ASU 2010-06 are effective for the Company for the fiscal year beginning October 1, 2011.  These provisions will require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements.  The Company does not believe the adoption in its fiscal year beginning October 1, 2011 will have a material impact on its financial statements or disclosures.

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

4.              Business Acquisitions, Goodwill and Intangible Assets

Business acquisitions completed during the three and nine months ended June 30, 2010 were immaterial both individually and in the aggregate based on the Company’s consolidated assets, investments and net income.  Additionally, the Company acquired control of an entity and commenced consolidating it during the quarter ended December 31, 2009.  This consolidation did not have a material impact to the Company’s financial statements.  Total consideration related to acquisitions consisted of $70.0 million in cash, net of cash acquired, and $34.8 million in Company stock.  The Company is in the process of finalizing project related liabilities related to recent acquisitions.

The changes in the carrying value of goodwill by reporting segment for the nine months ended June 30, 2010 and 2009 were as follows:

	September 30, 2009	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2010
	(in thousands)
Professional Technical Services	$1,060,093	$(2,027)	$(3,555)	$69,373	$1,123,884
Management Support Services	2,826	—	—	21,919	24,745
Total	$1,062,919	$(2,027)	$(3,555)	$91,292	$1,148,629

	September 30, 2008	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2009
	(in thousands)
Professional Technical Services	$946,263	$80,647	$(7,528)	$22,547	$1,041,929
Management Support Services	2,826	—	—	—	2,826
Total	$949,089	$80,647	$(7,528)	$22,547	$1,044,755

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2010 and September 30, 2009, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2010			September 30, 2009
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net
	(in thousands)
Backlog	$67,626	$(63,344)	$4,282	$63,137	$(55,021)	$8,116
Customer relationships	80,566	(22,334)	58,232	69,999	(16,136)	53,863
Total	$148,192	$(85,678)	$62,514	$133,136	$(71,157)	$61,979

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time.  The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.  The Company is in the process of completing the final valuation of intangible assets for one of its business acquisitions.

The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2010 and for the succeeding years:

Fiscal Year	(in thousands)
2010	$3,231
2011	11,167
2012	8,575
2013	8,491
2014	8,346
Thereafter	22,704
Total	$62,514

5.              Restructuring Costs

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

The following table presents a reconciliation of the restructuring reserve balance in our Professional Technical Services Segment from October 1, 2009 to June 30, 2010:

	Nine Months Ended June 30, 2010
	Severance Costs	Facility Costs	Total
	(in millions)
Accrual, beginning of the period	$1.7	$26.3	$28.0
Accrued and other adjustments during the period	5.1	0.6	5.7
Paid during the period	(5.3)	(8.9)	(14.2)
Accrual, end of the period	$1.5	$18.0	$19.5

6.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
	(in thousands)
Billed	$1,088,379	$992,444
Unbilled	857,627	785,783
Contract retentions	56,026	55,203
Total accounts receivable—gross	2,002,032	1,833,430
Allowance for doubtful accounts	(99,399)	(100,471)
Total accounts receivable—net	$1,902,633	$1,732,959

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of June 30, 2010 and September 30, 2009 are expected to be billed and collected within twelve months of such date.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus an allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of June 30, 2010 or September 30, 2009.

7.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended				Nine Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in thousands)
Components of net periodic (benefit) cost:
Service costs	$—	$942	$462	$1,106	$—	$3,564	$1,386	$3,220
Interest cost on projected benefit obligation	2,011	5,136	2,154	5,405	6,032	15,946	6,461	15,848
Expected return on plan assets	(1,996)	(5,675)	(1,959)	(5,631)	(5,987)	(17,713)	(5,878)	(16,503)
Amortization of prior service costs	—	(75)	(209)	(78)	—	(236)	(628)	(230)
Amortization of net loss	341	562	608	807	1,023	1,758	1,825	2,363
Curtailment gain recognized	—	—	—	—	(1,933)	—	—	—
Net periodic (benefit) cost	$356	$890	$1,056	$1,609	$(865)	$3,319	$3,166	$4,698

The total amounts of employer contributions paid for the nine months ended June 30, 2010 were $5.6 million for U.S. plans and $11.9 million for non-U.S. plans.  The expected remaining scheduled employer contributions for the fiscal year ending September 30, 2010 are $0.6 million for U.S. plans and $3.6 million for non-U.S. plans.  During the quarter ended December 31, 2009, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.S. employee plans resulting in a curtailment gain of $1.9 million.  Included in other long-term liabilities are net pension liabilities of $115.0 million and $132.5 million as of June 30, 2010 and September 30, 2009, respectively.

8.              Fair Value Measurements

In September 2006, the FASB issued ASC 820-10, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  ASC 820-10 was effective for the Company on October 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually).

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary.  For additional information about the Company’s impairment evaluation process, refer to Note 1 to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.  During the third quarter ended June 30, 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Deferred compensation plan liability (1)	$84.3	$—	$84.3	$—
Derivative liabilities (2)	0.2	—	0.2	—
Total liabilities	$84.5	$—	$84.5	$—

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred compensation plan assets (1)	$0.6	$0.6	$—	$—
Total assets	$0.6	$0.6	$—	$—

Deferred compensation plan liability (1)	$92.8	$—	$92.8	$—
Derivative liabilities (2)	1.9	—	1.9	—
Total liabilities	$94.7	$—	$94.7	$—

(1)

The Company maintains a participant-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for eligible highly compensated employees. As of June 30, 2010 and September 30, 2009, the rabbi trust held approximately $0.0 million (0% of its investment assets) and $0.6 million (1% of its investment assets) in marketable securities, respectively. Such marketable securities are valued using quoted market prices. The remaining assets, not reflected in this table, of $62.4 million and $53.7 million, respectively, are valued at cash surrender value and not subject to this disclosure. The related deferred compensation liability represents the fair value of the participant deferrals, which are held in insurance funds that are not publicly traded. These investments are valued at the net asset value per share provided by the Company’s administrator multiplied by the number of shares held by the participants. For additional information about the Company’s deferred compensation plan, refer to Note 17 to Consolidated Financial Statements in the Company’s 2009 Form 10-K and Note 12 herein.

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

The fair value of options granted during the three and nine months ended June 30, 2010 and 2009 were determined using the following weighted average assumptions:

	Three and Nine Months Ended
	June 30, 2010	June 30, 2009
Dividend yield	—	—
Expected volatility	39.9%	37.6%
Risk-free interest rate	1.6%	1.8%
Term (in years)	4.5	4.5

For the nine months ended June 30, 2010 and 2009, compensation expense recognized related to stock options was $2.9 million and $3.1 million, respectively.  Unrecognized compensation expense relating to stock options outstanding as of June 30, 2010 and September 30, 2009 was $5.8 million and $6.8 million, respectively, to be recognized over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the nine months ended June 30, 2010 and 2009 was as follows:

	2010		2009
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at the beginning of the period	3,806	$16.36	5,309	$11.78
Options granted	376	24.93	885	23.68
Options exercised	(937)	10.58	(1,682)	8.75
Options forfeited or expired	(46)	22.19	(40)	21.32
Outstanding at the end of the period	3,199	18.97	4,472	15.19

Vested and expected to vest in the future as of June 30	3,108	$18.80	4,409	$14.98

The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2010 and 2009 was $8.77 and $8.04, respectively.

The Company grants restricted stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and service conditions over a three-year period.  The Company recognized compensation expense relating to the PEP of $16.2 million and $14.1 million during the nine months ended June 30, 2010 and 2009, respectively.  Additionally, the Company issues restricted stock units which are earned based only on service conditions, resulting in compensation expense of $5.6 million and $1.1 million during the nine months ended June 30, 2010 and 2009, respectively.  Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $22.7 million and $15.4 million as of June 30, 2010 and $21.2 million and $3.9 million as of September 30, 2009, respectively, to be recognized over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for share-based payments is classified as financing cash flows.  Excess tax benefits of $16.7 million and $14.0 million for the nine months ended June 30, 2010 and 2009, respectively, have been classified as financing cash inflows in the unaudited Consolidated Statements of Cash Flows.

10.       Income Taxes

The effective tax rate for the nine months ended June 30, 2010 and June 30, 2009 was 25.0% and 28.5%, respectively.  The decrease in the 2010 tax rate is primarily due to the discrete recognition of tax benefits considered effectively settled as a result of the Company’s receipt of a signed examination report from the Internal Revenue Service related to audit years 2006 and 2007, as well as, tax benefits associated with the restructuring of our Australian operations and remeasurement of uncertain tax positions relating to the Canadian Scientific Research and Experimental Development tax credit.  Additionally, approximately 50% of the Company’s operations are conducted in jurisdictions with a tax rate lower than the U. S. statutory tax rate of 35%.

It is reasonably possible that during the next twelve months the Company will conclude certain tax examinations, including the Internal Revenue Service audit of years 2006 and 2007, and, as a result, settle certain income tax positions for amounts which differ from those accrued as uncertain tax positions.

11.       Net Income Per Share

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Denominator for basic earnings per share	114,539	109,872	113,831	106,955
Potential common shares:
Stock options	698	1,561	927	1,701
Other	383	82	296	105
Denominator for diluted earnings per share	115,620	111,515	115,054	108,761

For the nine months ended June 30, 2010 and 2009, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

12.       Other Financial Information

Accrued expenses consist of the following:

	June 30, 2010	September 30, 2009
	(in millions)
Accrued salaries and benefits	$333.0	$323.3
Accrued contract costs	336.8	358.2
Deferred compensation plan liability (Note 8)	84.3	—
Other	52.8	41.0
	$806.9	$722.5

Accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.  Accrued contract costs also include balances related to professional liability risks of $107.7 million and $98.3 million as of June 30, 2010 and September 30, 2009, respectively.

Other long-term liabilities consist of the following:

	June 30, 2010	September 30, 2009
	(in millions)
Pension liabilities (Note 7)	$115.0	$132.5
Deferred compensation plan liability (Note 8)	—	92.8
Reserve for uncertain tax positions (Note 10)	65.7	54.4
Other	63.4	56.9
	$244.1	$336.6

The components of accumulated other comprehensive loss are as follows:

	June 30, 2010	September 30, 2009
	(in millions)
Foreign currency translation adjustment	$(50.2)	$(37.7)
Defined benefit minimum pension liability adjustment, net of tax	(106.3)	(107.8)
Interest rate swap valuation	(0.1)	(1.1)
	$(156.6)	$(146.6)

The Company elected to terminate its U.S. deferred compensation plan effective in December 2009.  As a result of the termination, 6.3 million outstanding restricted stock units and the Company’s deferred compensation liability of $84.3 million as of June 30, 2010 are expected to be settled in December 2010.  Accordingly, this liability was reclassified from other long-term liabilities to accrued expenses and other current liabilities in December 2009.  Additionally, $62.2 million in investments held in a rabbi trust to fund the deferred compensation liability were reclassified from other non-current assets to other current assets in December 2009.  The 6.3 million outstanding stock units can only be settled in common stock of the Company and, as such, remain classified in AECOM’s stockholder equity as of June 30, 2010.

13.       Commitments and Contingencies

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.  At June 30, 2010, the Company was contingently liable in the amount of approximately $167.0 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

The Company believes that CSA has been and continues to be in compliance with STI requirements of Kuwait labor laws and has received a letter from Kuwaiti legal counsel supporting its position.  Therefore, the Company presently believes that, if required, CSA would be successful in obtaining a favorable determination of this matter.  However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

14.       Reportable Segments

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands, except percentages )
Three Months Ended June 30, 2010:
Revenue	$1,337,803	$297,380	$—	$1,635,183
Revenue, net of other direct costs (non-GAAP)	965,120	97,544	—	1,062,664
Gross profit	105,933	9,132	—	115,065
Equity in earnings of joint ventures	2,237	3,704	—	5,941
General and administrative expenses	—	—	28,327	28,327
Operating income	108,170	12,836	(28,327)	92,679

Gross profit as a % of revenue	7.9%	3.1%	—	7.0%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	11.0%	9.4%	—	10.8%

Three Months Ended June 30, 2009:
Revenue	$1,255,039	$286,250	$—	$1,541,289
Revenue, net of other direct costs (non-GAAP)	897,015	73,620	—	970,635
Gross profit	77,185	10,332	—	87,517
Equity in earnings of joint ventures	3,397	2,756	—	6,153
General and administrative expenses	—	—	20,071	20,071
Operating income	80,582	13,088	(20,071)	73,599

Gross profit as a % of revenue	6.2%	3.6%	—	5.7%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.6%	14.0%	—	9.0%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in thousands, except percentages )
Nine Months Ended June 30, 2010:
Revenue	$3,859,190	$857,943	$—	$4,717,133
Revenue, net of other direct costs (non-GAAP)	2,814,958	261,896	—	3,076,854
Gross profit	273,039	32,898	—	305,937
Equity in earnings of joint ventures	6,527	7,243	—	13,770
General and administrative expenses	—	—	78,090	78,090
Operating income	279,566	40,141	(78,090)	241,617

Gross profit as a % of revenue	7.1%	3.8%	—	6.5%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	9.7%	12.6%	—	9.9%

Nine Months Ended June 30, 2009:
Revenue	$3,724,520	$767,455	$—	$4,491,975
Revenue, net of other direct costs (non-GAAP)	2,644,060	183,626	—	2,827,686
Gross profit	224,800	31,257	—	256,057
Equity in earnings of joint ventures	9,783	7,010	—	16,793
General and administrative expenses	—	—	61,248	61,248
Operating income	234,583	38,267	(61,248)	211,602

Gross profit as a % of revenue	6.0%	4.1%	—	5.7%
Gross profit as a % of revenue, net of other direct costs (non-GAAP)	8.5%	17.0%	—	9.1%

15.       Subsequent Events

In June 2010, the Company entered into a Note Purchase Agreement (Purchase Agreement) providing for a private placement of $300.0 million in aggregate principal amount of senior unsecured notes (Notes).  In July 2010 (Closing Date), the Notes were sold to institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million.  Interest on the Notes will accrue from the Closing Date, and the Company will pay interest quarterly beginning October 2010, until the Notes mature.  The Company’s obligations under the Notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guaranties.  The Company used the proceeds of the private placement to pay down certain indebtedness of the Company and for general corporate purposes, including acquisitions.

In July 2010, the Company completed the acquisition of Tishman Construction Corporation (Tishman).  Tishman is a leading provider of construction management services in the United States and the United Arab Emirates.  The Company acquired Tishman to expand its mix of higher-margin construction management/ program management business.  The total purchase price for Tishman was approximately $245.0 million, which the Company paid for with a combination of cash and stock.

In July 2010, the Company entered into a stock purchase agreement to acquire the stock of MT Holding Corp., a Delaware corporation and parent of McNeil Technologies, Inc. (McNeil), a Virginia corporation, at a purchase price of $355 million, to be paid in cash. McNeil is a U.S. federal government contractor focused in intelligence analysis and support. The transaction is expected to be completed in the fourth quarter of fiscal 2010 or in the first quarter of fiscal 2011.

In August 2010, the Company entered into separate agreements to acquire the stock and assets of Davis Langdon, in Africa, Australia, Europe, the Middle East and the United States, for an aggregate purchase price of $324 million in cash and stock. Davis Langdon provides construction cost planning and project management services to commercial and government building and public infrastructure owners.   These transactions are expected to be completed in the first quarter of fiscal 2011.

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 46,000 employees and staff employed in the field on projects.

Our business focuses primarily on providing fee-based professional technical and support services and, therefore, our business is labor and not capital intensive.  We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs.  We report our business through two segments: Professional Technical Services (PTS) and Management Support Services (MSS).

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Nine Months Ended
	June 30, 2010	June 30, 2009
	(in millions)
Other Financial Data:
Revenue	$4,717	$4,492
Other direct costs	1,640	1,664
Revenue, net of other direct costs	3,077	2,828
Cost of revenue, net of other direct costs	2,771	2,572
Gross profit	306	256
Equity in earnings of joint ventures	14	17
General and administrative expenses	78	61
Income from operations	$242	$212

Reconciliation of Cost of Revenue:
Other direct costs	$1,640	$1,664
Cost of revenue, net of other direct costs	2,771	2,572
Cost of revenue	$4,411	$4,236

Results of Operations

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands, except percentages)
Revenue	$1,635,183	$1,541,289	$93,894	6.1%	$4,717,133	$4,491,975	$225,158	5.0%
Other direct costs	572,519	570,654	1,865	0.3	1,640,279	1,664,289	(24,010)	(1.4)
Revenue, net of other direct costs	1,062,664	970,635	92,029	9.5	3,076,854	2,827,686	249,168	8.8
Cost of revenue, net of other direct costs	947,599	883,118	64,481	7.3	2,770,917	2,571,629	199,288	7.7
Gross profit	115,065	87,517	27,548	31.5	305,937	256,057	49,880	19.5
Equity in earnings of joint ventures	5,941	6,153	(212)	(3.4)	13,770	16,793	(3,023)	(18.0)
General and administrative expenses	28,327	20,071	8,256	41.1	78,090	61,248	16,842	27.5
Income from operations	92,679	73,599	19,080	25.9	241,617	211,602	30,015	14.2
Other (expense) income	(253)	3,248	(3,501)	(107.8)	3,280	(2,958)	6,238	(210.9)
Interest expense, net	(1,126)	(2,617)	1,491	(57.0)	(4,486)	(8,134)	3,648	(44.9)
Income before income tax expense	91,300	74,230	17,070	23.0	240,411	200,510	39,901	19.9
Income tax expense	22,665	21,187	1,478	7.0	60,178	57,078	3,100	5.4
Income from continuing operations	68,635	53,043	15,592	29.4	180,233	143,432	36,801	25.7
Discontinued operations, net of tax	—	1,118	(1,118)	(100.0)	(77)	2,810	(2,887)	(102.7)
Net income	68,635	54,161	14,474	26.7	180,156	146,242	33,914	23.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(3,793)	(3,040)	(753)	24.8	(11,043)	(10,818)	(225)	2.1
Net income attributable to AECOM	$64,842	$51,121	$13,721	26.8%	$169,113	$135,424	$33,689	24.9%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	89.2	91.0	90.1	90.9
Gross margin	10.8	9.0	9.9	9.1
Equity in earnings of joint ventures	0.6	0.6	0.4	0.6
General and administrative expense	2.7	2.0	2.4	2.2
Income from operations	8.7	7.6	7.9	7.5
Other income (expense)	—	0.3	0.1	(0.1)
Interest expense, net	(0.1)	(0.3)	(0.2)	(0.3)
Income before income tax expense	8.6	7.6	7.8	7.1
Income tax expense	2.1	2.1	1.9	2.0
Income from continuing operations	6.5	5.5	5.9	5.1
Discontinued operations, net of tax	—	0.1	—	0.1
Net income	6.5	5.6	5.9	5.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.3)	(0.4)	(0.4)
Net income attributable to AECOM	6.1%	5.3%	5.5%	4.8%

Revenue

Our revenue for the three months ended June 30, 2010 increased $93.9 million, or 6.1%, to $1.6 billion as compared to $1.5 billion for the corresponding period last year.  $65.8 million of our revenue growth for the three months ended June 30, 2010 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue increased $28.1 million, or 1.8%, from the three months ended June 30, 2009.

Our revenue for the nine months ended June 30, 2010 increased $225.2 million, or 5.0%, to $4.7 billion as compared to $4.5 billion for the corresponding period last year.  $174.5 million of this growth was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $50.7 million, or 1.1%.

The increase in revenue, excluding acquired companies, for the three months ended June 30, 2010 was primarily attributable to stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $40 million, and increased demand for our engineering and program management services on infrastructure projects in Asia, Australia, and Canada.  These increases were partially offset by a decrease in demand for our architecture, engineering, and environmental management services primarily in the privately financed facilities market of approximately $22 million.

The increase in revenue, excluding acquired companies, for the nine months ended June 30, 2010 was primarily attributable to a $30 million increase in our MSS segment, excluding an acquired company, primarily resulting from increased volume on our Contract Field Teams and global maintenance and supply services projects for the United States Army in the Middle East, including Afghanistan, stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $170 million and increased demand for our engineering and program management services on infrastructure projects in Asia of approximately $30 million.  Increases for these services were partially offset by the decrease in demand for our services in the privately financed facilities market, and reduced activity in our United States infrastructure business resulting in declines in revenue of approximately $135 million and $50 million, respectively.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended June 30, 2010 increased $92.0 million, or 9.5%, to $1.1 billion as compared to $1.0 billion for the corresponding period last year.  Of this increase, $45.3 million, or 49.2%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $46.7 million, or 4.8% over the three months ended June 30, 2009.

Our revenue, net of other direct costs, for the nine months ended June 30, 2010 increased $249.2 million, or 8.8%, to $3.1 billion as compared to $2.8 billion for the corresponding period last year.  Of this increase, $119.4 million, or 47.9%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $129.8 million, or 4.6% over the nine months ended June 30, 2009.

The increases in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, for the three and nine months ended June 30, 2010 were primarily due to reasons noted above under “Revenue.”

Gross Profit

Our gross profit for the three months ended June 30, 2010 increased $27.6 million, or 31.5%, to $115.1 million as compared to $87.5 million for the corresponding period last year.  Of this increase, $3.7 million, or 13.4%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $23.9 million, or 27.3%, from the three months ended June 30, 2009.  For the three months ended June 30, 2010, gross profit, as a percentage of revenue, net of other direct costs, increased to 10.8% from 9.0% in the three months ended June 30, 2009.

Our gross profit for the nine months ended June 30, 2010 increased $49.8 million, or 19.5%, to $305.9 million as compared to $256.1 million in the corresponding period last year.  Of this increase, $11.8 million, or 23.7%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $38.0 million, or 14.8%.  For the nine months ended June 30, 2010, gross profit, as a percentage of revenue, net of other direct costs, increased to 9.9% from 9.1% in the corresponding period last year.

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

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2010 decreased $0.3 million, or 3.4%, to $5.9 million as compared to $6.2 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2010 decreased $3.0 million, or 18.0%, to $13.8 million as compared to $16.8 million in the corresponding period last year.

The decrease for the nine months ended June 30, 2010 was primarily attributable to decreased volume in a joint venture providing engineering and design services at an airport in the United Arab Emirates and the acquisition of a controlling interest in a joint venture that was previously accounted for under the equity method.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2010 increased $8.2 million, or 41.1%, to $28.3 million as compared to $20.1 million for the corresponding period last year.  For the three months ended June 30, 2010, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.7% as compared to 2.0% in the corresponding period last year.

Our general and administrative expenses for the nine months ended June 30, 2010 increased $16.9 million, or 27.5%, to $78.1 million as compared to $61.2 million in the corresponding period last year.  For the nine months ended June 30, 2010, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.4% as compared to 2.2% in the corresponding period last year.

The increase in general and administrative expenses was primarily attributable to costs associated with staffing and other expenses related to the growth in our business, including merger and acquisition activities, and continued investments to support our strategic initiatives, such as the launch of our new branding campaign.

Other Income / Expense

Our other expense for the three months ended June 30, 2010 was $0.3 million compared to other income of $3.2 million for the three months ended June 30, 2009.

Our other income for the nine months ended June 30, 2010 was $3.3 million compared to other expense of $3.0 million for the nine months ended June 30, 2009.

Other income and expense is primarily comprised of net gains and losses on investments we hold to offset our exposure related to employees’ investments in a deferred compensation plan.  The changes in other income and expense noted above were primarily due to the net gains and losses associated with these investments.

Interest Income / Expense

Our net interest expense for the three months ended June 30, 2010 decreased $1.5 million, or 57.0% to $1.1 million as compared to $2.6 million for the three months ended June 30, 2009.

Our net interest expense for the nine months ended June 30, 2010 decreased $3.6 million, or 44.9% to $4.5 million as compared to $8.1 million in the corresponding period last year.

The decrease in net interest expense for the nine months ended June 30, 2010 as compared to last year was primarily due to higher borrowings in the prior period associated with the funding of acquisitions, including Earth Tech.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2010 increased $1.5 million, or 7.0%, to $22.7 million as compared to $21.2 million for the three months ended June 30, 2009.  The effective tax rate was 24.8% and 28.5% for the three months ended June 30, 2010 and 2009, respectively.

Our income tax expense for the nine months ended June 30, 2010 increased $3.1 million, or 5.4%, to $60.2 million as compared to $57.1 million in the corresponding period last year.  The effective tax rate for the nine months ended June 30, 2010 was 25.0% as compared to 28.5% for the corresponding period last year.

The decrease in the 2010 tax rate is primarily due to the recognition of tax benefits discrete to specific quarters.  During the first quarter ended December 31, 2009, $3.2 million benefit was recognized related to the favorable settlement of IRS research and experimentation credits for the audit years 2006 and 2007.  In the second quarter ended March 31, 2010, a $2.2 million benefit was recognized related to the remeasurement of the Canadian Scientific Research and Experimental Development credit uncertain tax positions for years prior to 2009, as well as, a $4.3 million benefit associated with the restructuring of our Australian operations.  The second quarter benefits were partially offset by a $2.9 million increase to tax expense for items raised during the examination of years 2006 and 2007 which previously had not met the more likely than not threshold for recognition. During the third quarter ended June 30, 2010, a $7.4 million benefit was recognized due to the effective settlement of uncertain tax positions relating to audit years currently under examination by the Internal Revenue Service.  Additionally, approximately 50% of the Company’s operations is conducted in jurisdictions with a tax rate lower than the U.S. statutory tax rate of 35%.

Net Income Attributable to AECOM

The factors described above resulted in net income of $64.8 million and $169.1 million for the three and nine months ended June 30, 2010, as compared to net income of $51.1 million and $135.4 million for the three and nine months ended June 30, 2009.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands, except percentages)
Revenue	$1,337,803	$1,255,039	$82,764	6.6%	$3,859,190	$3,724,520	$134,670	3.6%
Other direct costs	372,683	358,024	14,659	4.1	1,044,232	1,080,460	(36,228)	(3.4)
Revenue, net of other direct costs	965,120	897,015	68,105	7.6	2,814,958	2,644,060	170,898	6.5
Cost of revenue, net of other direct costs	859,187	819,830	39,357	4.8	2,541,919	2,419,260	122,659	5.1
Gross profit	$105,933	$77,185	$28,748	37.2%	$273,039	$224,800	$48,239	21.5%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	89.0	91.4	90.3	91.5
Gross margin	11.0%	8.6%	9.7%	8.5%

Revenue

Revenue for our PTS segment for the three months ended June 30, 2010 increased $82.8 million, or 6.6%, to $1.3 billion.  $43.8 million was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue increased $39.0 million, or 3.1%, over the three months ended June 30, 2010.

Revenue for our PTS segment for the nine months ended June 30, 2010 increased $134.7 million, or 3.6%, to $3.9 billion.  $114.1 million was provided by companies acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $20.6 million, or 0.6%.

The increase in revenue, excluding acquired companies, for the three months ended June 30, 2010 was primarily attributable to stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $40 million, and increased demand for our engineering and program management services on infrastructure projects in Asia, Australia, and Canada.  Revenue growth from these markets of approximately $36 million and stronger foreign currencies were partially offset by a decrease in demand for our architecture, engineering, and environmental management services in the privately financed facilities market and reduced activity in our United States infrastructure business resulting in declines in revenue of approximately $22 million and $13 million, respectively.

The increase in revenue, excluding acquired companies, for the nine months ended June 30, 2010 was primarily attributable to stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $170 million and increased demand for our engineering and program management services on infrastructure projects in Asia of approximately $30 million.  These increases were partially offset by the decrease in demand for our services in the privately financed facilities market, and reduced activity in our United States infrastructure business resulting in declines in revenue of approximately $135 million and $50 million, respectively.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended June 30, 2010 increased $68.1 million, or 7.6%, to $965.1 million as compared to $897.0 million for the corresponding period last year.  Of this increase, $31.1 million, or 45.7%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $37.0 million, or 4.1%, over the three months ended June 30, 2009.

Revenue, net of other direct costs, for our PTS segment for the nine months ended June 30, 2010 increased $170.9 million, or 6.5%, to $2.8 billion as compared to $2.6 billion for the corresponding period last year.  Of this increase, $78.0 million, or 45.6%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $92.9 million, or 3.5% over the nine months ended June 30, 2009.

The increases in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, for the three and nine months ended June 30, 2010 were primarily due to reasons noted above under “Revenue.”

Gross Profit

Gross profit for our PTS segment for the three months ended June 30, 2010 increased $28.7 million, or 37.2%, to $105.9 million as compared to $77.2 million for the corresponding period last year.  Of this increase, $3.1 million, or 10.8%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $25.6 million, or 33.2%.  As a percentage of revenue, net of other direct costs, gross profit increased to 11.0% of revenue, net of other direct costs, for the three months ended June 30, 2010 from 8.6% in the corresponding period last year.

Gross profit for our PTS segment for the nine months ended June 30, 2010 increased $48.2 million, or 21.5%, to $273.0 million as compared to $224.8 million in the corresponding period last year.  Of this increase, $9.9 million, or 20.5%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $38.3 million, or 17.0%.  For the nine months ended June 30, 2010, gross profit, as a percentage of revenue, net of other direct costs, was 9.7% as compared to 8.5% in the corresponding period last year.

The increases in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the benefits realized from our continuing cost efficiency initiatives including the integration of our Earth Tech acquisition and improved project performance.  The increases in gross profit were also partially due to favorable changes in foreign exchange rates.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands, except percentages)
Revenue	$297,380	$286,250	$11,130	3.9%	$857,943	$767,455	$90,488	11.8%
Other direct costs	199,836	212,630	(12,794)	(6.0)	596,047	583,829	12,218	2.1
Revenue, net of other direct costs	97,544	73,620	23,924	32.5	261,896	183,626	78,270	42.6
Cost of revenue, net of other direct costs	88,412	63,288	25,124	39.7	228,998	152,369	76,629	50.3
Gross profit	$9,132	$10,332	$(1,200)	(11.6)%	$32,898	$31,257	$1,641	5.3%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	90.6	86.0	87.4	83.0
Gross margin	9.4%	14.0%	12.6%	17.0%

Revenue

Revenue for our MSS segment for the three months ended June 30, 2010 increased $11.1 million, or 3.9%, to $297.4 million as compared to $286.3 million for the corresponding period last year.  $22.0 million of our revenue for the three months ended June 30, 2010 was provided by a company acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue decreased $10.9 million, or 3.8%, over the three months ended June 30, 2009.

Revenue for our MSS segment for the nine months ended June 30, 2010 increased $90.4 million, or 11.8%, to $857.9 million as compared to $767.5 million for the corresponding period last year.  $60.4 million was provided by a company acquired in the past twelve months.  Excluding the revenue provided by acquired companies, revenue increased $30.0 million, or 3.9%.

The increase in revenue for the nine months ended June 30, 2010, excluding acquired companies, was primarily attributable to new task orders on our Contract Field Teams project with the United States Air Force, and a higher volume of activity on our global maintenance and supply services projects for the United States Army in the Middle East.  Revenue growth from these projects was approximately $87 million. These increases were partially offset by the completion in the third quarter of fiscal 2009 of a base operations contract at a military facility in the United States and decreased activity on a depot maintenance project for the United States Army.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended June 30, 2010 increased $23.9 million, or 32.5%, to $97.5 million as compared to $73.6 million for the corresponding period last year.  Of this increase, $14.2 million, or 59.4%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $9.7 million, or 13.2% over the three months ended June 30, 2009.

Revenue, net of other direct costs, for our MSS segment for the nine months ended June 30, 2010 increased $78.3 million, or 42.6%, to $261.9 million as compared to $183.6 million for the corresponding period last year.  Of this increase, $41.4 million, or 52.9%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $36.9 million, or 20.1% over the nine months ended June 30, 2009.

The increases in revenue, net of other direct costs, excluding acquired companies, for the three and nine months ended June 30, 2010 were primarily attributable to an increase in our services and personnel resulting from task orders received on our Contract Field Teams project and increased activity for our global maintenance and support services for the United States Army.  These increases were partially offset by declines associated with the base operations and depot maintenance projects noted above.

The higher percentage growth in revenue, net of other direct costs as compared to revenue was the result of the increase in task orders on the Contract Field Teams and global maintenance and supply services projects which have a significantly greater portion of work performed directly by our employees as compared to other projects in the MSS segment.

Gross Profit

Gross profit for our MSS segment for the three months ended June 30, 2010 decreased $1.2 million, or 11.6%, to $9.1 million as compared to $10.3 million for the corresponding period last year.  $0.6 million of gross profit was provided by a company acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $1.8 million, or 17.5%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 9.4% in the three months ended June 30, 2010 from 14.0% in the corresponding period last year.

Gross profit for our MSS segment for the nine months ended June 30, 2010 increased $1.6 million, or 5.3%, to $32.9 million as compared to $31.3 million in the corresponding period last year.  $1.9 million of gross profit was provided by a company acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $0.3 million, or 1.0%.  For the nine months ended June 30, 2010, gross profit, as a percentage of revenue, net of other direct costs, was 12.6% as compared to 17.0% in the corresponding period last year.

The decrease in gross profit, excluding acquired companies, for the three months ended June 30, 2010 as compared to the corresponding period in the prior year, was primarily attributable to costs associated with staffing and other expenses related to strategic growth in the MSS business and a reserve related to an award fee on a United States Army contract.

The decreases in gross profit, as a percentage of revenue, net of other direct costs for the three and nine months ended June 30, 2010 were primarily due to the growth in revenue, net of other direct costs, for the Contract Field Teams project and global maintenance and support services noted above, which have lower margins than other MSS projects.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations and access to financial markets.  Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt.  We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.  Subsequent to June 30, 2010, we issued $300.0 million in aggregate principal amount of senior unsecured notes, consisting of $175.0 million of 5.43% Senior Notes, Series A, due July 7, 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 7, 2022 for net proceeds of $249.8 million.  We also acquired all of the issued and outstanding capital stock of Tishman Construction Corporation for an aggregate purchase price of $245.0 million, paid in cash and shares of stock, subject to post-closing adjustment. Also in the fourth quarter of fiscal 2010, we entered into agreements to acquire MT Holdings Corp., the parent of McNeil Technologies, Inc., a federal government intelligence services provider, and certain operations of Davis Langdon, a global construction management services firm, for $355 million and $324 million, respectively.  These transactions, which we plan to finance with a combination of bank term loan and revolver debt, are expected to be completed later in the fourth quarter of fiscal 2010 or the first quarter of fiscal 2011.  See also Note 15 to the consolidated financial statements.

At June 30, 2010, cash and cash equivalents were $293.9 million, an increase of $3.1 million, or 1.1%, from $290.8 million at September 30, 2009.  This increase was primarily attributable to cash provided by operating activities, borrowings under credit agreements, and proceeds from the disposal of a business, offset by payments for business acquisitions.

Net cash provided by operating activities was $43.7 million for the nine months ended June 30, 2010, compared with cash provided by operating activities of $107.9 million for the nine months ended June 30, 2009.  This change was primarily attributable to the timing of collections and payments of accounts receivable, billings in excess of costs, accounts payable and accrued expenses.

Net cash used in investing activities was $73.4 million for the nine months ended June 30, 2010, compared with $18.4 million of net cash provided by investing activities for the nine months ended June 30, 2009.  This change was primarily due to proceeds from the sales of investment securities of $81.4 million during the prior period and increased payments for business acquisitions, offset by proceeds from the sale of a business in the current period.

Net cash provided by financing activities was $37.5 million for the nine months ended June 30, 2010, compared with $42.3 million of net cash used in financing activities in the comparable period last year.  This change was primarily attributable to a significant decrease in repayments of borrowings under our credit agreements, offset by proceeds from the issuance of common stock in March 2009.

Working Capital

Working capital, or current assets less current liabilities, increased $153.7 million, or 23.4%, to $811.5 million at June 30, 2010 from $657.8 million at September 30, 2009.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $159.8 million, or 11.4%, to $1.6 billion at June 30, 2010, primarily attributable to the timing of billings and collections of accounts receivable, and acquisitions.  Changes in working capital are typical for our industry and are not indicative of any known trend or fundamental change in our business.

Accounts receivable increased 9.8%, or $169.7 million, from September 30, 2009 to June 30, 2010 primarily due to timing of collections.  Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, at June 30, 2010, was 87 days compared to the 78 days at September 30, 2009.  See discussion in “Cash Flows” above.

In Note 6 to the consolidated financial statements, Accounts Receivable—net, the Company provides a comparative analysis of the various components of accounts receivable.  Substantially all unbilled receivables as of June 30, 2010 and September 30, 2009 are expected to be billed and collected within twelve months of such date.

The Company records unbilled receivables related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.  In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred.  As of June 30, 2010 and September 30, 2009, the Company had no significant net receivables related to contract claims.  The Company accrues award fees in unbilled receivables only when there is sufficient information to assess contract performance.  On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	June 30, 2010	September 30, 2009
	(in thousands)
Unsecured revolving credit facility	$129,121	$100,000
Unsecured term credit agreement	16,081	21,196
Secured notes	26,058	26,633
Other debt	17,531	23,380
Total debt	188,791	171,209
Less: Current portion of debt and short-term borrowings	(15,151)	(29,107)
Long-term debt, less current portion	$173,640	$142,102

Unsecured Revolving Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  At June 30, 2010 and September 30, 2009, $129.1 million and $100.0 million, respectively, was outstanding under our revolving credit facility.  At June 30, 2010 and September 30, 2009, outstanding standby letters of credit totaled $31.8 million and $29.9 million, respectively, under our revolving credit facility.  At June 30, 2010, we had $439.1 million available for borrowing under our revolving credit facility.  Our debt agreements contain certain negative covenants relating to the Company’s net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization.  At June 30, 2010, the Company was in compliance with these covenants.  Additionally, we could have drawn upon the remaining $439.1 million available under our revolving credit facility.

Our remaining interest rate swap agreement with a financial institution fixes the variable interest rate of $50.0 million of the outstanding debt under our revolving credit facility.  We applied cash flow hedge accounting to the interest rate swap agreements in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, the derivatives are recorded as assets or liabilities at fair value and the effective portion of changes in the fair value of the derivative, as measured quarterly, are reported in other comprehensive income.  The change in fair value related to the derivatives included in other comprehensive income/(loss) for the nine months ended June 30, 2010 and June 30, 2009 was $(1.0) million and $(1.3) million, respectively.  Based on the swap’s expiration date, the total $0.1 million recorded in accumulated other comprehensive income at June 30, 2010 will be recorded as interest expense over the next twelve months.  The fixed rate and the related expiration date of the outstanding swap agreement is as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	3.2%	August 2010

Our average effective interest rate on borrowings under our revolving credit facility, including the effects of the swaps, during the nine months ended June 30, 2010 and September 30, 2009 was 2.9% and 3.1%, respectively.

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

Other Debt

Other debt consists primarily of bank overdrafts.  In addition to the revolving credit facility discussed above, at June 30, 2010, we had $211.5 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $135.2 million was utilized for outstanding standby letters of credit.

Commitments and Contingencies

Other than normal property and equipment additions and replacements, expenditures to further the implementation of our Enterprise Resource Planning (ERP) system, commitments under our incentive compensation programs, and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below.  However, as we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital will be required.  See also Note 15 to the Consolidated Financial Statements and Liquidity and Capital Resources.

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2010, there was approximately $31.8 million and $135.2 million, respectively, outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our consolidated balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of the Company’s pension plans.  The total amounts of employer contributions paid for the nine months ended June 30, 2010 were $5.6 million for U.S. plans and $11.9 million for non-U.S. plans.  The expected remaining scheduled employer contributions for the fiscal year ending September 30, 2010 are $0.6 million for U.S. plans and $3.6 million for non-U.S. plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

We believe that CSA has been and continues to be in compliance with STI requirements of Kuwait labor laws and have received a letter from Kuwaiti legal counsel supporting our position.  Therefore, we presently believe that, if required, CSA would be successful in obtaining a favorable determination of this matter.  However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on our results of operations.

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

Off-Balance Sheet Arrangements

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services.  The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner.  Some of these joint ventures are considered variable interest entities under ASC 810-10, “Consolidation of Variable Interest Entities”.  We have consolidated all joint ventures for which we are the primary beneficiary.  For all others, the Company’s portion of the earnings is recorded in equity in earnings of joint ventures.  See Note 9 to the consolidated financial statements in our 2009 Form 10-K.  We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of June 30, 2010 and September 30, 2009, we had $145.2 and $121.2 million, respectively, outstanding borrowings under our senior revolving credit facility and our term credit agreement.  Interest on amounts borrowed under our senior revolving credit facility and our term credit agreement is subject to adjustment based on certain levels of financial performance.  For borrowings at offshore rates, the applicable margin added can range from 0.50% to 1.38%.  For the nine months ended June 30, 2010, our weighted average borrowings on our senior revolving credit facility were $125.1 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $1.3 million.  We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2010 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business.  See Note 13, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I — Item 1 of this report for a discussion of a matter to which we are a party.  From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines.  At June 30, 2010, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $115.0 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.  Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements.  If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At June 30, 2010, our contracted backlog was approximately $5.5 billion and our awarded backlog was approximately $4.2 billion for a total backlog of $9.7 billion.  Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public sector client, where the project has been funded.  Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed.

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

The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, replace our existing credit agreement on or before its expiration in 2012 or obtain funding through the issuance of our securities.  We use credit facilities to support our working capital and acquisition needs.  There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility, and if we are unable to do so, our costs of borrowing and our business may be adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2010, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

44,483 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified above in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description

10.1

Note Purchase Agreement, dated June 28, 2010, by and among AECOM Technology Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.2

Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 25, 2010, by and among AECOM Technology Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent and swing line lender and Union Bank of California, N.A., Wells Fargo Bank, N.A., BMO Capital Markets Financing, Inc. and BNP Paribas as syndication agents (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.3

Third Amendment to Term Credit Agreement, dated as of June 25, 2010, by and among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as borrowers, the lenders party thereto, Union Bank, N.A., as the administrative agent, and Bank of Montreal, acting under its trade name BMO Capital Markets, as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2010).

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

AECOM TECHNOLOGY CORPORATION

Date: August 6, 2010	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer