Form 10-K
period 2010-09-30
AECOM TECHNOLOGY CORP
filed 2010-11-22
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

          The aggregate market value of registrant's common stock held by non-affiliates on March 31, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $2.58 billion.

          Number of shares of the registrant's common stock outstanding as of November 12, 2010: 118,536,595

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the registrant's definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2010 year end.

i

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2009 as "fiscal 2009" and the fiscal year ended September 30, 2010, as "fiscal 2010."

Overview

        We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide planning, consulting, architectural and engineering design, and program and construction management services for a broad range of projects, including highways, airports, bridges, mass transit systems, government and commercial buildings, water and wastewater facilities and power transmission and distribution. We also provide program and facilities management and maintenance, training, logistics and other support services, primarily for agencies of the U.S. government.

        Through our network of approximately 48,100 employees (as of September 30, 2010), we provide our services in a broad range of end markets, including the transportation, facilities, environmental, energy, water and government markets. According to Engineering News-Record's (ENR) 2010 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2009 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of operations, to approximately 48,100 employees at September 30, 2010 and $6.5 billion in revenue for fiscal 2010. We completed the initial public offering of our common stock in May 2007 and such shares are traded on the New York Stock Exchange.

        We offer our services through two business segments: Professional Technical Services and Management Support Services.

        Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. For example, we are providing program management services through a joint venture for the Second Avenue subway line in New York City, development management services to create the new Saadiyat Island Cultural District in Abu Dhabi and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum companies. Our PTS segment contributed $5.4 billion, or 82% of our fiscal 2010 revenue.

        Management Support Services (MSS).    Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. For example, we manage more than 8,000 personnel in Kuwait that provide logistics, security, communications and information technology services for the U.S. Army Central Command-Kuwait. We also provide organizational and limited direct support services for equipment sent to the U.S. Army's Corpus Christi Depot in Texas. Our MSS segment contributed $1.1 billion, or 18% of our fiscal 2010 revenue.

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

  Capitalize on opportunities in our core markets

        We intend to leverage our leading positions in the transportation, facilities, environmental, energy, water and government markets to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, environmental management and government outsourcing of support services, among other things, will result in continued opportunities in our core markets. With our track record and our global resources, we believe we are well positioned to compete for projects in these markets.

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

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year Ended September 30, (in thousands)
	2010	2009	2008
Professional Technical Services (PTS)	$5,393,729	$5,057,688	$4,327,871
Management Support Services (MSS)	1,152,062	1,061,777	866,811

Total	$6,545,791	$6,119,465	$5,194,682

(1)
For additional financial information by segment, see Note 22 to the notes to our consolidated financial statements.

  Our Professional Technical Services Segment

        Our PTS segment is comprised of a broad array of services, generally provided on a fee-for-service basis. These services include planning, consulting, architectural and engineering design, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architectural, landscape and interior design, urban and regional planning, project economics, and environmental, health and safety work.

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

  •
  Commercial and Leisure Facilities.  Projects include corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities, hospitals and healthcare facilities and corporate campuses. For example, we provided electronic security programming and installation services for the renovation of Soldier Field in Chicago, construction management for the renovation of Dodger Stadium in Los Angeles, design services for Barclays Center Arena in Brooklyn and building services, engineering, architectural lighting, advanced modeling, infrastructure and utilities engineering and advanced security for the headquarters of the British Broadcasting Company in London.

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

  •
  Correctional.  Projects include the planning, design, and construction of detention and correction facilities throughout the world. For example, we provided construction management services for the construction of the California State Prison—Kern County Delano II, justice design and security consulting services for a multi-custody correctional complex for the Sultanate of Oman, Royal Police Force, architecture and engineering services for the Coleman Federal Correctional Complex in Florida and architecture services for the Grayville, Illinois Maximum Security Correctional Center.

  Environmental.

  •
  Water and Wastewater.  Projects include treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water re-use technologies for metropolitan governments. We have provided services to the Metropolitan Water Reclamation District of Greater Chicago's Calumet and Stickney wastewater treatment plants, two of the largest such plants in the world. Currently, we are working with New York City on the Bowery Bay facility reconstruction, and have had a major role in Hong Kong's Harbor Area Treatment Scheme for Victoria Harbor.

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

  •
  Solar.  Projects include performing environmental work for the solar photovoltaic Brockton Brightfield project in New England, and environmental permitting services for the California Energy Commission to permit the development of a 250 MW solar thermal power plant in the Mojave Desert of California.

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

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, (dollars in thousands)
	2010		2009		2008
U.S. Federal Government
PTS	$549,391	8%	$572,212	9%	$329,333	6%
MSS	1,152,062	18	1,061,777	17	866,811	17
U.S. State and Local Governments	1,361,950	21	1,327,079	22	1,051,234	20
Non-U.S. Governments	1,690,164	26	1,388,575	23	1,085,886	21

Subtotal Governments	4,753,567	73	4,349,643	71	3,333,264	64
Private Entities (worldwide)	1,792,224	27	1,769,822	29	1,861,418	36

Total	$6,545,791	100%	$6,119,465	100%	$5,194,682	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 26%, 26% and 23% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2010, 2009 and 2008, respectively. One of these contracts accounted for approximately 9%, 10% and 10% of the Company's revenue in the years ended September 30, 2010, 2009 and 2008, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

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

        For fiscal 2010, 2009 and 2008, cost-reimbursable contracts represented approximately 63% , 62%, and 63% respectively, of our total revenue, consisting of cost-plus contracts and time and material contracts as follows:

	Year Ended September 30,
	2010	2009	2008
Cost-plus contracts	24%	27%	30%
Time and materials contracts	39	35	33

Total	63%	62%	63%

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

        For fiscal 2010, 2009 and 2008, fixed-price contracts represented approximately 37%, 38% and 37%, respectively, of our total revenue. Less than 13%, 10% and 10% of our revenue in each of fiscal 2010, 2009 and 2008, respectively, was generated from contracts where we have exposure to construction cost overruns. There may be risks associated with completing these projects profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party, or pass-through costs to subcontractors and other parties. Our total backlog is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Our backlog for the year ended September 30, 2010 increased $5.2 billion, or 54.7%, to $14.7 billion as compared to $9.5 billion for the corresponding period last year. The increase in backlog for the year ended September 30, 2010 was primarily provided by companies acquired in the past twelve months.

        The following summarizes contracted and awarded backlog, excluding backlog as of September 30, 2009 and 2008 related to businesses which we divested, as discussed in Note 7 to the Consolidated Financial Statements (in billions):

	September 30,
	2010	2009	2008
Contracted backlog:
PTS segment	$6.1	$4.9	$4.2
MSS segment	0.7	0.5	0.6

Total contracted backlog	$6.8	$5.4	$4.8

Awarded backlog:
PTS segment	$6.4	$3.7	$3.5
MSS segment	1.5	0.4	0.3

Total awarded backlog	$7.9	$4.1	$3.8

Total backlog:
PTS segment	$12.5	$8.6	$7.7
MSS segment	2.2	0.9	0.9

Total backlog	$14.7	$9.5	$8.6

Competition

        The professional technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner.

Seasonality

        The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. The U.S. federal government has historically authorized more work during the period preceding the end of its fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 have historically accelerated spending during the fiscal first quarter when new funding budgets become available. Within the United States, as well as other parts of the world, we generally benefit from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our field inspection and other on-site civil services. Our construction and project management services also typically expand during the high construction season of the summer months. The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter. The harsher weather conditions impact our ability to complete work in parts of the northern hemisphere and the holiday season schedule affects our productivity during this period.

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

        Risk management is an integral part of our project management approach and our project execution process. We have a risk management group that reviews and oversees the risk profile of our operations. This group also participates in evaluating risk through internal risk analyses in which our corporate management reviews higher-risk projects, contracts or other business decisions that require corporate approval.

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

        Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act, Arms Export Control Act, Department of Commerce Export and Anti Boycott Regulations, Proceeds of Crime Act and other similar non-U.S. laws and regulations), local government regulations and procurement policies and practices and varying currency, political and economic risks.

        To help ensure compliance with these laws and regulations, all of our employees are required to complete tailored ethics and other compliance training relevant to their position and our operations.

        Compliance with federal, state, local and foreign laws enacted for the protection of the environment has to date had no significant effect on our capital expenditures, earnings, or competitive position. In the future, compliance with environmental laws could materially adversely affect us. We will continue to monitor the impact of such laws on our business and will develop appropriate compliance programs.

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

  Personnel by Segment

	As of September 30,
	2010	2009	2008
Professional Technical Services	33,900	32,800	33,400
Management Support Services	13,800	9,800	9,000
Corporate	400	600	600

Total	48,100	43,200	43,000

  Personnel by Geographic Region

	As of September 30,
	2010	2009	2008
Americas	22,000	19,800	20,000
Europe	4,000	4,200	4,100
Middle East	13,400	11,600	11,100
Asia/Pacific	8,700	7,600	7,800

Total	48,100	43,200	43,000

  Personnel by Segment and Geographic Region

	As of September 30, 2010
	PTS	MSS	Corporate		Total
Americas	17,700	3,900	400	*	22,000
Europe	4,000	—	—		4,000
Middle East	3,500	9,900	—		13,400
Asia/Pacific	8,700	—	—		8,700

Total	33,900	13,800	400		48,100

*
Includes individuals employed by foreign subsidiaries.

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

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2010, 2009 and 2008, approximately 73%, 71% and 64%, respectively, of our revenue was derived from contracts with government entities.

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

        Most government contracts may be modified, curtailed or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of "insourcing" jobs to its employees, which could reduce the number of contracts awarded to us. The adoption of similar practices by other government entities could also adversely affect our revenues. If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If the economy remains depressed or further weakens, our revenue and profitability could be adversely affected.

        Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Due to the economic downturn in the U.S. and certain international markets and severe tightening of the global credit markets, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets. Also, the global demand for commodities has increased raw material costs, which will cause our clients' projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

        Where economies are weakening, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If the economy remains depressed or further weakens and/or government spending is reduced, our revenue and profitability could be adversely affected.

Our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs.

        Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. For example, as discussed elsewhere in this report, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2007 by Combat Support Associates, a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait. If such matter were not resolved in our favor, it could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a large government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2010, approximately 37% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are more frequently used outside of the United States and, thus, the exposures resulting from fixed-price contracts may increase as we increase our business operations outside of the United States. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 23% of our fiscal 2010 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Of the joint ventures noted above, approximately 10% of our fiscal 2010 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

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

        We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines. At September 30, 2010, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $164.2 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

New legal requirements could adversely affect our operating results.

        Our business and results of operations could be adversely affected by the passage of U.S. health care reform legislation and climate change and other environmental legislation and regulations. For example, new legislation or regulations may result in increased direct costs associated with our compliance efforts. Currently, we are assessing the impact that health care reform could have on our employer-sponsored medical plans and that climate change and other environmental legislation and regulations could have on our overall business.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2010, revenue attributable to our services provided outside of the United States was approximately 54% of our total revenue. There are risks inherent in doing business internationally, including:

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

        The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

        We are engaged in a highly competitive business. The professional technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. Increased competition may result in our inability to win bids for future projects and loss of revenue, profitability and market share.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

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

        At September 30, 2010, our contracted backlog was approximately $6.8 billion and our awarded backlog was approximately $7.9 billion for a total backlog of $14.7 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 77,000 square feet of space at 555 and 515 South Flower Street, Los Angeles, California. Our other offices consist of an aggregate of approximately 7.1 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 15 of the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, except for the matter discussed in Note 21, "Commitments and Contingencies," of this report, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 21, "Commitments and Contingencies," of this report for a discussion of a matter to which we are a party. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 1,742 stockholders of record as of November 12, 2010. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2010:
First quarter	24.31	28.44
Second quarter	25.45	30.48
Third quarter	22.02	30.73
Fourth quarter	22.15	26.37

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2009:
First quarter	15.22	32.34
Second quarter	20.30	31.43
Third quarter	25.20	32.00
Fourth quarter	26.20	32.99

        Our policy is to use cash flow from operations to fund future growth and pay down debt. Accordingly, we have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future. Additionally, our term credit agreement and revolving credit facility restrict our ability to pay cash dividends. Our term credit agreement does not permit us to pay cash dividends unless at the time of and immediately after giving effect to the dividend, (a) there is no default or event of default and (b) the leverage ratio (as defined in the credit agreement) is less than 3.00 to 1.00. Our credit facility does not permit us to pay cash dividends unless at the time of and immediately after giving effect to the dividend, (a) there is no default or event of default and (b) the leverage ratio (as defined in the credit agreement) is less than 2.25 to 1.00.

        The following table presents certain information about our equity compensation plans as of September 30, 2010:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Equity compensation plans approved by stockholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	3,120,884	$19.09	6,248,239
AECOM Technology Corporation Equity Incentive Plan	N/A	N/A	4,189,556
AECOM Technology Corporation Employee Stock Purchase Plan	N/A	N/A	8,000,000
AECOM Technology Corporation Global Stock Program(1)	N/A	N/A	26,905,584

Total	3,120,884	$19.09	45,343,379

(1)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Canada, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, and United Kingdom; and for the United States, the Retirement & Savings Plan, Deferred Compensation Plan and Equity Investment Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

        In July 2010, we sold $300.0 million in aggregate principal amount of senior unsecured notes (Notes) to institutional accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) as transactions by an issuer not involving any public offering and Rule 506 of Regulation D thereunder. The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. See Note 12 to the Consolidated Financial Statements. The proceeds of the private placement were used to pay down certain indebtedness of our Company and for general corporate purposes, including acquisitions.

        During the three-month period ended September 30, 2010, we also issued the following securities that were not registered under the Securities Act:

        1,307,189 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

        We issued the securities identified above in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

  Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock (ACM) with that of the S&P MidCap 400 and the S&P 1500 SuperComposite Engineering and Construction indices from March 31, 2007 to September 30, 2010. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

Comparison of Percentage Change

March 31, 2007—September 30, 2010

  End-of-Month Prices by Quarter

	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010
AECOM(2)	15.40	24.81	34.93	28.57	26.01	32.53	24.44	30.73	26.08	32.00	27.14	27.50	28.37	23.06	24.26
S&P MidCap 400	848.47	895.51	885.06	858.20	779.51	819.00	727.29	538.28	489.00	578.14	691.02	726.67	789.90	711.73	802.10
S&P 1500 Super Composite Engineering and Construction	141.40	176.08	209.65	215.20	176.98	222.13	145.96	126.35	113.38	137.70	140.92	129.42	138.10	123.09	131.29

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

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenue	$6,546	$6,119	$5,195	$4,237	$3,421
Cost of revenue	6,116	5,768	4,908	4,039	3,278

Gross profit	430	351	287	198	143
Equity in earnings of joint ventures	21	23	22	12	6
General and administrative expenses	110	87	70	54	46

Income from operations	341	287	239	156	103
Other income (expense)	10	2	(3)	—	—
Interest (expense) income—net	(10)	(11)	1	(3)	(10)

Income from continuing operations before income tax expense	341	278	237	153	93
Income tax expense	92	77	77	48	25

Income from continuing operations	249	201	160	105	68
Discontinued operations, net of tax	—	3	1	—	—

Net income	249	204	161	105	68
Non-controlling interests in income of consolidated subsidiaries, net of tax	(12)	(14)	(14)	(16)	(14)
Gain on the sale of equity investment	—	—	—	11	—

Net income attributable to AECOM	$237	$190	$147	$100	$54

Net income allocation:
Preferred stock dividend	$—	$—	$—	$—	$2
Net income available for common stockholders	237	190	147	100	52

Net income attributable to AECOM	$237	$190	$147	$100	$54

Net income attributable to AECOM per share:
Basic
Continuing operations	$2.07	$1.73	$1.44	$1.37	$0.94
Discontinued operations	—	.03	.01	—	—

	$2.07	$1.76	$1.45	$1.37	$0.94

Diluted
Continuing operations	$2.05	$1.70	$1.41	$1.15	$0.74
Discontinued operations	—	.03	—	—	—

	$2.05	$1.73	$1.41	$1.15	$0.74

Weighted average shares outstanding:
Basic	114	108	101	73	55
Diluted	115	110	104	88	73

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(in millions, except employee data)
Other Data:
Depreciation and amortization	$79	$84	$63	$45	$40
Amortization expense of acquired intangible assets(1)	19	26	18	12	15
Capital expenditures	68	63	69	43	32
Contracted backlog	6,802	5,356	4,811	3,043	2,480
Number of full-time and part-time employees	48,100	43,200	43,000	32,000	27,300

(1)
Included in depreciation and amortization above.

	As of September 30,
	2010	2009	2008	2007	2006
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$613	$291	$197	$217	$128
Working capital	1,094	658	664	598	201
Total assets	5,243	3,790	3,596	2,492	1,826
Long-term debt excluding current portion	915	142	366	39	123
Redeemable preferred and common stock and stock units, net of notes receivable	—	—	—	—	970
AECOM Stockholders' equity/(deficit)	2,090	1,730	1,423	1,278	(291)

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

Overview

        We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 48,100 employees and staff employed in the field on projects.

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

        Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in end markets such as the transportation, facilities, environmental and energy markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Our PTS segment contributed $5.4 billion, or 82% of our fiscal 2010 revenue.

        Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractors and other direct costs. Our MSS segment contributed $1.1 billion, or 18% of our fiscal 2010 revenue.

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

        Throughout this section, we refer to companies we acquired in the last 12 months as "acquired companies."

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

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(in millions)
Other Financial Data:
Revenue	$6,546	$6,119	$5,195	$4,237	$3,421
Other direct costs*	2,340	2,300	1,905	1,832	1,521

Revenue, net of other direct costs*	4,206	3,819	3,290	2,405	1,900
Cost of revenue, net of other direct costs*	3,776	3,468	3,003	2,207	1,757

Gross profit	430	351	287	198	143
Equity in earnings of joint ventures	21	23	22	12	6
General and administrative expenses	110	87	70	54	46

Income from operations	$341	$287	$239	$156	$103

Reconciliation of Cost of Revenue:
Other direct costs	$2,340	$2,300	$1,905	$1,832	$1,521
Cost of revenue, net of other direct costs	3,776	3,468	3,003	2,207	1,757

Cost of revenue	$6,116	$5,768	$4,908	$4,039	$3,278

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

  Amortization Expense of Acquired Intangible Assets

        Included in our cost of revenue, net of other direct costs is amortization of acquired intangible assets. We have ascribed value to identifiable intangible assets other than goodwill in our purchase price allocations for companies we have acquired. These assets include but are not limited to backlog and customer relationships. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations.

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

  Income Tax Expense

        Income tax expense varies as a function of income before income tax expense and permanent non-tax deductible expenses. As a global enterprise, our tax rates are affected by many factors, including our worldwide mix of earnings, the extent to which those earnings are indefinitely reinvested outside of the United States, our acquisition strategy and changes to existing tax legislation. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Acquisitions

        One of our key strategies is to focus on acquisitions of companies that complement our range of services and/or expand our geographic presence.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2010 was $768 million. Business acquisitions during the year ended September 30, 2010 included Tishman Construction Corporation, a New York based provider of construction management services in the United States and the United Arab Emirates, and MT Holdings Corporation, the parent of McNeil Technologies, Inc., a government national security and intelligence services firm based in Virginia.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2009 was $63 million.

        All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Critical Accounting Policies

        Our financial statements are presented in accordance with GAAP. Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

  Revenue Recognition

        The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition, under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit under this method is dependent upon a number of factors, including the accuracy of a variety of estimates, including engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known.

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

  Government Contract Matters

        The Company's federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations (FAR). These regulations can limit the recovery of certain specified indirect costs on contracts and subject the Company to ongoing multiple audits by government agencies such as the Defense Contract Audit Agency (DCAA). In addition, most of the Company's federal and state and local contracts are subject to termination at the discretion of the client.

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

  Allowance for Doubtful Accounts

        The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management's evaluation of the contracts involved and the financial condition of its clients. The factors the Company considers in its contract evaluations include, but are not limited to:

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

        Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider a number of factors including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

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

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $420 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits. In March 2010, the Company made a one-time distribution of earnings from an Australian subsidiary of $37.2 million. This transaction was an unusual and infrequent event and the Company will continue to expand its operations by permanently reinvesting its undistributed foreign earnings.

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

        The Company performs an impairment test of its goodwill at least annually for each reporting unit of the Company. We have multiple reporting units. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units. See also Note 22.

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

        During the fourth quarter of fiscal 2010, we conducted our annual impairment test. As a result of the impairment analysis, the Company determined that goodwill was not impaired for the year ended September 30, 2010. The impairment evaluation process is based on income and market approaches that utilizes discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, a 1% increase in the WACC rate represents a $500 million change to the fair value of the Company's reporting units. A 1% decrease in the terminal growth rate represents a $500 million change to the fair value of the Company's reporting units. Neither of these changes individually would have resulted in the conclusion that goodwill was impaired at September 30, 2010.

  Pension Plans

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. The Company evaluates the funded status of each of its retirement plans using these current assumptions and determines the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, the Company expects to fund approximately $34.2 million for fiscal 2011. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $25.4 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would increase by approximately $1.0 million and $1.4 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $16.8 million and plan expense would increase by approximately $1.9 million.

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

        Capital market expectations for determining the long term rate of return on assets are based on forward-looking assumptions which reflect a 20-year view of the capital markets. In establishing those capital market assumptions and expectations, the Company relies on the assistance of its actuary and its investment consultant. The Company and Trustees review whether changes to the various plans' target asset allocations are appropriate. A change in the plans' target asset allocations would likely result in a change in the expected return on asset assumptions. In assessing a plan's asset allocation strategy, the Company and Trustees consider factors such as the structure of the plan's liabilities, the plan's funded status, and the impact of the asset allocation to the volatility of the plan's funded status, so that the overall risk level resulting from the Company's defined benefit plans is appropriate within the Company's risk management strategy.

        Between September 30, 2009 and September 30, 2010, the aggregate worldwide pension deficit grew from $132.5 million to an estimated $164.2 million. This increase in unfunded liabilities is primarily driven by the decrease in discount rates. Although funding rules are subject to local laws and regulations and vary by location, the Company expects to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional Company contributions.

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

  Foreign Currency Translation

        The Company's functional currency is the U.S. dollar. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders' equity.

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

Fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009

  Consolidated Results

	Fiscal Year Ended		Change
	September 30, 2010	September 30, 2009	$	%
	($ in thousands)
Revenue	$6,545,791	$6,119,465	$426,326	7.0%
Other direct costs	2,340,014	2,300,496	39,518	1.7

Revenue, net of other direct costs	4,205,777	3,818,969	386,808	10.1
Cost of revenue, net of other direct costs	3,775,506	3,467,766	307,740	8.9

Gross profit	430,271	351,203	79,068	22.5
Equity in earnings of joint ventures	20,987	22,557	(1,570)	(7.0)
General and administrative expense	110,463	86,894	23,569	27.1

Income from operations	340,795	286,866	53,929	18.8
Other (expense) income	10,250	1,713	8,537	*
Interest (expense) income—net	(9,928)	(10,691)	763	(7.1)

Income from continuing operations before income tax expense	341,117	277,888	63,229	22.8
Income tax expense	91,696	77,002	14,694	19.1

Income from continuing operations	249,421	200,886	48,535	24.2
Discontinued operations, net of tax	(77)	2,992	(3,069)	*

Net income	249,344	203,878	45,466	22.3
Non-controlling interests in income of consolidated subsidiaries, net of tax	(12,457)	(14,182)	1,725	(12.2)

Net income attributable to AECOM	$236,887	$189,696	$47,191	24.9%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	89.8	90.8

Gross margin	10.2	9.2
Equity in earnings of joint ventures	0.5	0.6
General and administrative expense	2.6	2.3

Income from operations	8.1	7.5
Other income (expense)	0.2	—
Interest (expense) income—net	(0.2)	(0.2)

Income from continuing operations before income tax expense	8.1	7.3
Income tax expense	2.2	2.0

Income from continuing operations	5.9	5.3
Discontinued operations, net of tax	—	0.1

Net income	5.9	5.4
Non-controlling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.4)

Net income attributable to AECOM	5.6%	5.0%

  Revenue

        Our revenue for the year ended September 30, 2010 increased $426.3 million, or 7.0%, to $6.5 billion as compared to $6.1 billion for the corresponding period last year. $412.7 million of our revenue growth for the year ended September 30, 2010 was provided by companies acquired in the past twelve months. Excluding the revenue provided by companies acquired in the past twelve months, revenue increased $13.6 million, or 0.2%, from the year ended September 30, 2009.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2010 was primarily attributable to stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $200 million, and increased demand for our engineering and program management services on infrastructure projects in Asia, Canada, and Eastern Europe, primarily Russia, of approximately $80 million. Increases for these services were partially offset by a decrease in demand for our services in the privately financed facilities market, and reduced activity in our United States infrastructure business resulting in declines in revenue of approximately $245 million. Additionally, we experienced a $34 million decrease in revenue from our MSS segment, excluding acquired companies.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2010 increased $386.8 million, or 10.1%, to $4.2 billion as compared to $3.8 billion for the corresponding period last year. Of this increase, $202.2 million, or 52.3%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $184.6 million, or 4.8%, over year ended September 30, 2009.

        The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, was primarily due to stronger foreign currencies, the increased demand for our services on infrastructure projects in the markets noted above and increased activity on our Contract Field Teams project with the United States Air Force.

  Gross Profit

        Our gross profit for the year ended September 30, 2010 increased $79.1 million, or 22.5%, to $430.3 million, as compared to $351.2 million in the corresponding period last year. Of this increase, $21.2 million, or 26.8%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $57.9 million, or 16.5%, from the year ended September 30, 2009. For the year ended September 30, 2010, gross profit, as a percentage of revenue, net of other direct costs, increased to 10.2% from 9.2% in the year ended September 30, 2009.

        The increase in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs, were primarily attributable to the benefits realized from our continuing cost efficiency initiatives and the integration of our acquisitions, partially offset by lower margins in our MSS segment as described below. The increase in gross profit was also partially due to favorable changes in foreign exchange rates.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2010 decreased $1.6 million, or 7.0%, to $21.0 million as compared to $22.6 million in the corresponding period last year.

        The decrease for the year ended September 30, 2010 was primarily attributable to decreased volume in a joint venture providing engineering and design services at an airport in the United Arab Emirates and the acquisition of a controlling interest in a joint venture that was previously accounted for under the equity method, partially offset by an increase in task orders on a joint venture for the United States Navy.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2010 increased $23.6 million, or 27.1%, to $110.5 million as compared to $86.9 million for the corresponding period last year. For the year ended September 30, 2010, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.6% as compared to 2.3% in the corresponding period last year.

        The increase in general and administrative expenses was primarily attributable to costs associated with staffing and other expenses associated with the growth in our business. These expenses include merger and acquisition related transaction costs of approximately $9.0 million that were expensed as incurred due to the adoption of Accounting Standards Codification (ASC) 805-10, "Business Combinations" for all acquisitions consummated on or after October 1, 2009 and continued investments to support our strategic initiatives, such as the launch of our branding campaign.

  Other Income / Expense

        Our other income for the year ended September 30, 2010 was $10.3 million as compared to other income of $1.7 million for the year ended September 30, 2009.

        Other income is primarily comprised of net gains and losses on investments we hold to offset our exposure related to employees' investments in a deferred compensation plan. The increase in other income was primarily due to the net gains associated with these investments.

  Interest Income / Expense—Net

        Our net interest expense for the year ended September 30, 2010 was $9.9 million as compared to $10.7 million for the year ended September 30, 2009.

        Interest expense primarily relates to borrowings associated with the funding of acquisitions. The decrease was primarily due to lower interest rates.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2010 increased $14.7 million to $91.7 million as compared to $77.0 million for the year ended September 30, 2009. The effective tax rate was 26.9% and 27.7% for the years ended September 30, 2010 and 2009, respectively.

        The decrease in effective tax rate is due to a reduction in the Company's foreign tax rate and a reduction in the valuation allowance related to the future use of foreign losses but was partially offset by remeasurement of existing uncertain tax positions for effectively settled audit issues related to fiscal years ended September 30, 2007 and September 30, 2006 and a lower proportional U.S. income tax credit claim (the Research and Experimentation credit provision expired on December 31, 2009).

  Net Income Attributable to AECOM

        The factors described above resulted in net income attributable to AECOM of $236.9 million for the year ended September 30, 2010, as compared to $189.7 million for the year ended September 30, 2009.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2010	September 30, 2009	$	%
	($ in thousands)
Revenue	$5,393,729	$5,057,688	$336,041	6.6%
Other direct costs	1,554,420	1,492,207	62,213	4.2

Revenue, net of other direct costs	3,839,309	3,565,481	273,828	7.7
Cost of revenue, net of other direct costs	3,449,486	3,252,533	196,953	6.1

Gross profit	$389,823	$312,948	$76,875	24.6%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	89.8	91.2

Gross profit	10.2%	8.8%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2010 increased $336.0 million, or 6.6%, to $5.4 billion as compared to $5.1 billion for the corresponding period last year. $294.1 million was provided by companies acquired in the past twelve months. Excluding revenue provided by acquired companies, revenue increased $41.9 million, or 0.8%, over the year ended September 30, 2009.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2010 was primarily attributable to stronger foreign currencies (primarily the Australian dollar and Canadian dollar)

of approximately $200 million and increased demand for our engineering and program management services on infrastructure projects in Asia, Canada, and Eastern Europe, primarily Russia, of approximately $40 million, $20 million, and $20 million, respectively. These increases were partially offset by the decrease in demand for our services in the privately financed facilities market, and reduced activity in our United States infrastructure business resulting in declines in revenue of approximately $155 million and $90 million, respectively.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2010 increased $273.8 million, or 7.7%, to $3.8 billion as compared to $3.6 billion for the corresponding period last year. Of this increase, $130.7 million, or 47.7%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $143.1 million, or 4.0%, over the year ended September 30, 2009.

        The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies for the year ended September 30, 2010 was primarily due to reasons noted above under "Revenue."

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2010 increased $76.9 million, or 24.6%, to $389.8 million as compared to $312.9 million for the corresponding period last year. Of this increase, $16.4 million, or 21.3%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $60.5 million, or 19.3%. As a percentage of revenue, net of other direct costs, gross profit increased to 10.2% of revenue, net of other direct costs, for the year ended September 30, 2010 from 8.8% in the corresponding period last year.

        The increase in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs, was primarily attributable to the benefits realized from our continuing cost efficiency initiatives including the integration of our acquisitions and improved project performance, partially offset by a decline in demand for our services in the United Kingdom due to unfavorable general economic conditions. The increase in gross profit was also due to favorable changes in foreign exchange rates.

Management Support Services

	Fiscal Year Ended		Change
	September 30, 2010	September 30, 2009	$	%
	($ in thousands)
Revenue	$1,152,062	$1,061,777	$90,285	8.5%
Other direct costs	785,594	808,289	(22,695)	(2.8)

Revenue, net of other direct costs	366,468	253,488	112,980	44.6
Cost of revenue, net of other direct costs	326,020	215,233	110,787	51.5

Gross profit	$40,448	$38,255	$2,193	5.7%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	89.0	84.9

Gross profit	11.0%	15.1%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2010 increased $90.3 million, or 8.5%, to $1.2 billion as compared to $1.1 billion for the corresponding period last year. $118.7 million of our revenue for the year ended September 30, 2010 was provided by a company acquired in the past twelve months. Excluding revenue provided by acquired companies, revenue decreased $28.4 million, or 2.7%, over the year ended September 30, 2009.

        The decrease in revenue for the year ended September 30, 2010, excluding acquired companies, was primarily attributable to lower activity on our Combat Support project for the United States military in the Middle East, a decrease in subcontract costs associated with our global maintenance and supply services projects for the United States Army in the Middle East, including Afghanistan, completion in the third quarter of fiscal 2009 of a base operations contract at a military facility in the United States and decreased activity on a depot maintenance project for the United States Army. Decreased revenue of approximately $125.0 million from these projects was partially offset by new task orders on our Contract Field Teams project with the United States Air Force and the consolidation of a joint venture that was previously accounted for under the equity method.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2010 increased $113.0 million, or 44.6%, to $366.5 million as compared to $253.5 million for the corresponding period last year. Of this increase, $71.5 million, or 63.3%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $41.5 million, or 16.4%, over the year ended September 30, 2009.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2010 was primarily attributable to an increase in our services and personnel resulting from task orders received on our Contract Field Teams project, which has a significantly greater portion of work performed directly by our employees as compared to other projects in the MSS segment, and increased activity of self-performed work for our global maintenance and support services for the United States Army. Revenue growth from these projects was approximately $75.0 million. The increase was partially offset by declines totaling approximately $30.0 million associated with the base operations and depot maintenance projects noted above.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2010 increased $2.1 million, or 5.7%, to $40.4 million as compared to $38.3 million for the corresponding period last year. $4.8 million of gross profit was provided by a company acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit decreased $2.7 million, or 7.0%. As a percentage of revenue, net of other direct costs, gross profit decreased to 11.0% in the year ended September 30, 2010 from 15.1% in the corresponding period last year.

        The decrease in gross profit, excluding acquired companies, for the year ended September 30, 2010 as compared to the corresponding period in the prior year was primarily attributable to costs associated with staffing and other expenses related to strategic growth in the MSS business, the completion in the third quarter of fiscal 2009 of a base operations contract at a military facility in the United States, and a reserve related to a United States Army contract.

        The decrease in gross profit, as a percentage of revenue, net of other direct costs for the year ended September 30, 2010 was primarily due to the growth in revenue, net of other direct costs, for the Contract Field Teams project and global maintenance and support services noted above, which have lower margins than other MSS projects.

Fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008

  Consolidated Results

	Fiscal Year Ended		Change
	September 30, 2009	September 30, 2008	$	%
	($ in thousands)
Revenue	$6,119,465	$5,194,682	$924,783	17.8%
Other direct costs	2,300,496	1,905,174	395,322	20.8

Revenue, net of other direct costs	3,818,969	3,289,508	529,461	16.1
Cost of revenue, net of other direct costs	3,467,766	3,002,610	465,156	15.5

Gross profit	351,203	286,898	64,305	22.4
Equity in earnings of joint ventures	22,557	22,191	366	1.6
General and administrative expense	86,894	70,582	16,312	23.1

Income from operations	286,866	238,507	48,359	20.3
Other income (expense)	1,713	(3,438)	5,151	*
Interest (expense) income—net	(10,691)	1,336	(12,027)	*

Income from continuing operations before income tax expense	277,888	236,405	41,483	17.5
Income tax expense	77,002	76,493	509	0.7

Income from continuing operations	200,886	159,912	40,974	25.6
Discontinued operations, net of tax	2,992	704	2,288	325.0

Net income	203,878	160,616	43,262	26.9
Non-controlling interest in income of consolidated subsidiaries, net of tax	(14,182)	(13,390)	(792)	5.9

Net income attributable to AECOM	$189,696	$147,226	$42,470	28.8%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2009	September 30, 2008
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	90.8	91.3

Gross profit	9.2	8.7
Equity in earnings of joint ventures	0.6	0.7
General and administrative expense	2.3	2.1

Income from operations	7.5	7.3
Other income (expense)	—	(0.1)
Interest (expense) income—net	(0.2)	—

Income from continuing operations before income tax expense	7.3	7.2
Income tax expense	2.0	2.3

Income from continuing operations	5.3	4.9
Discontinued operations, net of tax	0.1	—

Net income	5.4	4.9
Non-controlling interest in income of consolidated subsidiaries, net of tax	(0.4)	(0.4)

Net income attributable to AECOM	5.0%	4.5%

  Revenue

        Our revenue for the year ended September 30, 2009 increased $924.8 million, or 17.8%, to $6.1 billion as compared to $5.2 billion for fiscal 2008. Of this increase, $20.9 million, or 2.3%, was provided by companies acquired in the past twelve months. Excluding the revenue provided by companies acquired in the past twelve months, revenue increased $903.9 million, or 17.4%, over the year ended September 30, 2008.

        The increase in revenue, excluding acquired companies, was primarily attributable to the inclusion of Earth Tech, acquired on July 25, 2008, for the full fiscal 2009 resulting in an increase of $680.6 million from fiscal 2008, as well as a $195.0 million, or 22.5%, increase in revenue of our MSS segment as described below. The increase was further attributable to strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Libya, Hong Kong, Canada, and Australia which experienced a combined increase of approximately $391 million excluding the effects of weaker foreign currencies as compared to their values against the U.S. dollar in fiscal 2008. These increases were partially offset by a $131.1 million decline in our commercial facilities business and weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) of approximately $270 million.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2009 increased $529.5 million, or 16.1%, to $3.8 billion as compared to $3.3 billion for fiscal 2008. Of this increase, $18.7 million, or 3.5%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $510.8 million, or 15.5%, over fiscal 2008.

        The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies, was primarily due to the changes in revenue noted above.

  Gross Profit

        Our gross profit for the year ended September 30, 2009 increased $64.3 million, or 22.4%, to $351.2 million, as compared to $286.9 million for fiscal 2008. Of this increase, $2.2 million, or 3.4%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $62.1 million, or 21.7%, over the year ended September 30, 2008, consistent with the increase in revenue, net of other direct costs. For the year ended September 30, 2009, gross profit as a percentage of revenue, net of other direct costs, increased to 9.2% from 8.7% in the year ended September 30, 2008.

        Excluding acquired companies, the increases in gross profit and gross profit, as a percentage of revenue, net of other direct costs were primarily attributable to the increase in revenue, reduced overhead realized and improved project performance in our PTS segment.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2009 increased $0.4 million, or 1.6%, to $22.6 million as compared to $22.2 million for fiscal 2008.

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

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2009 increased $16.3 million, or 23.1%, to $86.9 million as compared to $70.6 million for fiscal 2008. As a percentage of revenue, net of other direct costs, general and administrative expenses increased slightly from 2.1% in the year ended September 30, 2008 to 2.3% in the year ended September 30, 2009.

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

  Other Income / Expense

        Our other income for the year ended September 30, 2009 was $1.7 million as compared to other expense of $3.4 million for the year ended September 30, 2008.

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

        The change in net interest expense as compared to the net interest income in fiscal 2008 is primarily due to higher borrowings and lower investment balances associated with the funding of acquisitions, primarily Earth Tech, completed in fiscal 2008.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2009 increased $0.5 million, or 0.7%, to $77.0 million as compared to $76.5 million for the year ended September 30, 2008. The effective tax rate was 27.7% and 32.4% for the years ended September 30, 2009 and 2008, respectively.

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

  Net Income Attributable to AECOM

        The factors described above resulted in net income attributable to AECOM of $189.7 million in the year ended September 30, 2009, as compared to $147.2 million in the year ended September 30, 2008.

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

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2009 increased $729.8 million, or 16.9%, to $5.0 billion as compared to $4.3 billion for fiscal 2008. Of this increase, $20.9 million, or 2.9%, was provided by companies acquired in the past twelve months. Excluding revenue provided by acquired companies, revenue increased $708.9 million, or 16.4%, over the year ended September 30, 2008.

        The increase in revenue, excluding acquired companies, was primarily driven by the inclusion of Earth Tech, acquired on July 25, 2008, for the full fiscal 2009 resulting in an increase of $680.6 million. Additionally, strong demand for our engineering and program management services on infrastructure projects in the United States, United Arab Emirates, Hong Kong, Libya, Canada, and Australia resulted in a $391 million increase excluding the effects of weaker foreign currencies as compared to their values against the U.S. dollar in fiscal 2008. Increased services provided in these markets were partially offset by weaker foreign currencies (primarily the British pound, Australian dollar, and Canadian dollar) and a decline in our commercial facilities business as previously discussed.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2009 increased $431.8 million, or 13.8%, to $3.6 billion as compared to $3.1 billion for fiscal 2008. Of this increase, $18.7 million, or 4.3%, was provided by companies acquired in the past twelve months. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $413.1 million, or 13.2%, over the year ended September 30, 2008.

        The increase in revenue, net of other direct costs was primarily due to the changes in revenue noted above.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2009 increased $51.3 million, or 19.6%, to $312.9 million as compared to $261.6 million for fiscal 2008. Of this increase, $2.2 million, or 4.3%, was provided by companies acquired in the past twelve months. Excluding gross profit provided by acquired companies, gross profit increased $49.1 million, or 18.8%, consistent with the increase in revenue, net of other direct costs. As a percentage of revenue, net of other direct costs, gross profit increased to 8.8% of revenue, net of other direct costs in the year ended September 30, 2009 from 8.3% in fiscal 2008.

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

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2009 increased $195.0 million, or 22.5%, to $1.1 billion as compared to $866.8 million for fiscal 2008, none of which was provided by companies acquired in the past twelve months.

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

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2009 increased $97.7 million, or 62.7%, to $253.5 million as compared to $155.8 million for fiscal 2008.

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

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2009 increased $13.0 million, or 51.3%, to $38.3 million as compared to $25.3 million for fiscal 2008. As a percentage of revenue, net of other direct costs, gross profit decreased to 15.1% in the year ended September 30, 2009 from 16.2% in fiscal 2008.

        The decrease in gross profit, as a percentage of revenue, net of other direct costs was primarily due to the growth in revenue, net of other direct costs for the Contract Field Teams project noted above, which has a relatively lower margin than other MSS projects.

Seasonality

        We experience seasonal trends in our business. The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. Many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. In addition, we find that the U.S. federal government tends to authorize more work during the period preceding the end of our fiscal year, September 30. Further, our construction management revenue typically increases during the high construction season of the summer months. Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services. The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter. The harsher weather conditions impact our ability to complete work in parts of the northern hemisphere, as well as other parts of the world, and the holiday season schedule affects our productivity during this period. For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Liquidity and Capital Resources

  Cash Flows

        Our principal sources of liquidity are the Company's cash and cash equivalent balances, cash flows from operations, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months. In the quarter ended September 30, 2010, we issued $300.0 million in principal amount of senior unsecured notes, consisting of $175.0 million of 5.43% Senior Notes, Series A, due in July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due in July 2022 for net proceeds of $249.8 million. In the quarter ended September 30, 2010, we also issued $600 million in bank term loans maturing in September 2014.

        In July 2010, we acquired the capital stock of Tishman Construction Corporation, a New York based provider of construction management services in the United States and the United Arab Emirates, for an aggregate purchase price of $245.0 million, paid in cash and shares of stock, subject to post-closing adjustment. In August 2010, we acquired MT Holdings Corp., the parent of McNeil Technologies, Inc., a federal government intelligence services provider based in Virginia for $355 million in cash. These transactions were financed with a combination of bank term loan and revolver debt proceeds. Subsequent to September 30, 2010, we acquired separate operations of Davis Langdon, a global cost and project management consultancy firm for an aggregate $324 million in cash and stock.

        At September 30, 2010, cash and cash equivalents were $612.9 million, compared with $290.8 million at September 30, 2009. This increase was primarily attributable to cash provided by operating activities and long term debt issuance, offset by payments for business acquisitions.

        Net cash provided by operating activities was $158.6 million for the year ended September 30, 2010, compared with $228.6 million for the year ended September 30, 2009. This change was primarily attributable to the timing of collections and payments of accounts receivable, billings in excess of costs, accounts payable and accrued expenses.

        Net cash used in investing activities was $614.5 million for the year ended September 30, 2010, compared with $14.3 million for the year ended September 30, 2009. This change was primarily due to increased payments for business acquisitions, as discussed above.

        Net cash provided by financing activities was $770.6 million for the year ended September 30, 2010, compared with $121.0 million of net cash used in financing activities in the comparable period last year. This change was primarily attributable to the issuance of senior notes, as discussed above, and a decrease in net repayments of borrowings under our credit agreements.

  Working Capital

        Working capital, or current assets less current liabilities, increased $436.4 million, or 66.3%, to $1.1 billion at September 30, 2010 from $657.8 million at September 30, 2009. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $429.2 million, or 30.7%, to $1.8 billion at September 30, 2010, primarily attributable to the timing of billings and collections of accounts receivable, and acquisitions. Changes in working capital are typical for our industry and are not indicative of any known trend or fundamental change in our business.

        Accounts receivable increased 25.2%, or $437.2 million, from September 30, 2009 to September 30, 2010 primarily due to timing of collections. Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, adjusted for the effects of recent acquisitions, at

September 30, 2010, was 89 days compared to the 78 days at September 30, 2009. The increase was primarily due to the timing of collections of accounts receivable. See discussion in "Cash Flows" above.

        In Note 8 to the Consolidated Financial Statements, Accounts Receivable—Net, the Company provides a comparative analysis of the various components of accounts receivable. Substantially all unbilled receivables as of September 30, 2010 and 2009 are expected to be billed and collected within twelve months.

        The Company records unbilled receivables related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2010 and 2009, the Company had no significant net receivables related to contract claims. The Company accrues award fees in unbilled receivables only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received.

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

  Borrowings and Lines of Credit

        Debt consisted of the following:

	September 30, 2010	September 30, 2009
	(in thousands)
Unsecured term credit agreements	$609,095	$21,196
Unsecured senior notes	250,529	—
Unsecured revolving credit facility	26,479	100,000
Secured notes	25,865	26,633
Other debt	19,159	23,380

Total debt	931,127	171,209
Less: Current portion of debt and short-term borrowings	(16,441)	(29,107)

Long-term debt, less current portion	$914,686	$142,102

        The following table presents, in thousands, scheduled maturities of our debt:

Year Ending September 30,
2011	$16,441
2012	67,095
2013	121,987
2014	451,300
2015	1,393
Thereafter	272,911

Total	$931,127

  Unsecured Term Credit Agreements

        In September 2010, we entered into an unsecured term credit agreement with a syndicate of banks to support our working capital and acquisition needs. Pursuant to the credit agreement, we borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions. The loans under the credit agreement bear interest, at our option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. The initial interest rate of the $600 million term loans borrowed in September 2010 is the three-month Eurodollar rate plus 2.5%, or a total of 2.79%. Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012. Any remaining principal of the loans under the credit agreement is due no later than September 2014. The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default. At September 30, 2010, the Company was in compliance with these covenants.

        In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate. The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, we also provided a parent company guarantee. The terms and conditions of the term credit agreement are similar to those contained in our revolving credit facility. In June 2010, certain of our wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit the Company to enter into the note purchase agreement for a private placement of senior unsecured notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith. The amounts outstanding on this credit agreement were $9.1 million and $21.2 million at September 30, 2010 and 2009, respectively. At September 30, 2010, the Company was in compliance with applicable covenants.

  Unsecured Senior Notes

        In June 2010, we entered into a Note Purchase Agreement (Purchase Agreement) providing for a private placement of $300.0 million in aggregate principal amount of senior unsecured notes (Notes). In July 2010 (Closing Date), the Notes were sold to institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. Interest on the Notes will accrue from the Closing Date, and we will pay interest quarterly beginning October 2010, until the Notes mature. The outstanding accreted balance of Series B Notes was $75.5 million at September 30, 2010. Our obligations under the Notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees. The credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. At September 30, 2010, the Company was in compliance with these covenants.

  Unsecured Revolving Credit Facility

        We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs. The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 2012. We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval. The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit. We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%. In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment. At September 30, 2010 and 2009, $26.5 million and $100.0 million, respectively, was outstanding under our revolving credit facility. At September 30, 2010 and 2009, outstanding standby letters of credit totaled $31.5 million and $29.9 million, respectively, under our revolving credit facility. At September 30, 2010, we had $542.0 million available for borrowing under our revolving credit facility. Our debt agreements contain certain negative covenants relating to the Company's net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization. Additionally, we could have drawn upon the remaining $542.0 million available under our revolving credit facility. At September 30, 2010, the Company was in compliance with these covenants.

  Interest Rate Swaps

        We had interest rate swap agreements with financial institutions to fix the variable interest rates on portions of the debt outstanding under our revolving credit facility during the fiscal year ended September 30, 2010 and 2009. The remainder of these interest rate swap agreements expired in August 2010. We applied cash flow hedge accounting for the interest rate swap agreements in accordance with ASC 815-20, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivatives were recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, were reported in other comprehensive income. These derivatives expired in the year ended September 30, 2010.

        Our average effective interest rate on borrowings under our revolving credit facility, including the effects of the swaps, during the year ended September 30, 2010 and 2009 was 2.4% and 3.1%, respectively.

  Secured Notes

        Secured notes are notes payable to a bank, collateralized by real properties, which we assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the revolving credit facility discussed above, at September 30, 2010, we had $218.5 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $138.7 million was utilized for outstanding standby letters of credit.

  Commitments and Contingencies

        Other than normal property and equipment additions and replacements, expenditures to further the implementation of our Enterprise Resource Planning system, commitments under our incentive compensation programs, and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below. However, as we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital will be required. See also Note 21 to the Consolidated Financial Statements.

        Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2010 and 2009, there was approximately $170.2 million and $135.7 million, respectively, outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our consolidated balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of the Company's pension plans. The total amounts of employer contributions paid for the year ended September 30, 2010 were $5.8 million for U.S. plans and $16.8 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We currently expect to contribute $16.7 million to our international plans in fiscal 2011. We do not have a required minimum contribution for our U.S. plans; however, we may make additional discretionary contributions. We currently expect to contribute $17.5 million to our U.S. plans in fiscal 2011. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

  Combat Support Associates Joint Venture—Kuwait Labor Law Matter

        On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait. The costs in question, which have been recognized as revenue on an accrual basis over the life of the contract, were incurred in paying Service Terminal Indemnity (STI) to CSA's employees at the end of their employment agreements. The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law. As a result of the issuance of the DCAA Form 1, the U.S. Government withheld approximately $18 million from payments on current year billings pending final resolution of the questioned costs.

        CSA has requested that the U.S. Government contracting officer make a final determination that the costs are proper under the contract. If the contracting officer declines to overrule the DCAA Form 1, CSA intends to utilize all proper avenues to defend against the Government's claim, including appeals processes.

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

Contractual Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2010:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Debt	$931,127	$16,441	$189,082	$452,693	$272,911
Interest on debt	226,063	33,358	62,564	43,073	87,068
Operating leases	859,233	170,630	261,762	193,762	233,079
Other	31,067	31,067	—	—	—
Pension obligations	311,799	21,791	53,435	57,993	178,580

Total contractual obligations and commitments	$2,359,289	$273,287	$566,843	$747,521	$771,638

Recently Issued Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13 "Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) which updates ASC Topic 605, "Revenue Recognition." ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and could result in earlier revenue recognition. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

        In December 2009, the FASB issued ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities" (ASU 2009-17). ASU 2009-17 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. ASU 2009-17 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. ASU 2009-17 is effective for the Company's fiscal year beginning October 1, 2010. The Company is currently evaluating the impact that the adoption of ASU 2009-17 will have on its financial statements.

Off-Balance Sheet Arrangements

        We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest entities under ASC 810-10, "Consolidation of Variable Interest Entities". We have consolidated all joint ventures for which we are the primary beneficiary. For all others, the Company's portion of the earnings is recorded in equity in earnings of joint ventures. See Note 10 to the consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2010 and 2009, we had $635.6 and $121.2 million, respectively, outstanding borrowings under our credit facility and our term credit agreements. Interest on amounts borrowed under the credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 0.50% to 3.25%. For the year ended September 30, 2010, our weighted average floating rate borrowings were $168.7 million. If short term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $1.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited the accompanying consolidated balance sheets of AECOM Technology Corporation (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, on October 1, 2008, the Company adopted the measurement provision of ASC 715-20, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R)," which resulted in the Company changing its measurement date for pension and other postretirement plans from June 30 to September 30.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM Technology Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Los Angeles, California November 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AECOM Technology Corporation

        We have audited AECOM Technology Corporation's (the "Company") internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). AECOM Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tishman Construction Corporation and MT Holdings Corporation, the parent of McNeil Technologies, Inc., which are included in the fiscal 2010 Consolidated Financial Statements of AECOM Technology Corporation's and constituted $0.9 billion and $0.6 billion of total and net assets, respectively, as of September 30, 2010 and $0.2 billion and $5.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of AECOM Technology Corporation also did not include an evaluation of the internal control over financial reporting of Tishman Construction Corporation and MT Holdings Corporation.

        In our opinion, AECOM Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM Technology Corporation as of

September 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010 and our reported dated November 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Los Angeles, California November 19, 2010

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2010	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$570,521	$263,489
Cash in consolidated joint ventures	42,336	27,288

Total cash and cash equivalents	612,857	290,777
Accounts receivable—net	2,170,188	1,732,959
Prepaid expenses and other current assets	157,840	82,195
Current assets held for sale	—	74,527
Deferred tax assets—net	5,614	34,077

TOTAL CURRENT ASSETS	2,946,499	2,214,535
PROPERTY AND EQUIPMENT—NET	258,784	228,835
DEFERRED TAX ASSETS—NET	105,030	91,139
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	53,235	34,505
GOODWILL	1,690,386	1,062,919
INTANGIBLE ASSETS—NET	108,645	61,979
OTHER NON-CURRENT ASSETS	80,330	95,969

TOTAL ASSETS	$5,242,909	$3,789,881

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,087	$13,268
Accounts payable	589,076	401,239
Accrued expenses and other current liabilities	902,824	722,531
Billings in excess of costs on uncompleted contracts	341,959	333,952
Income taxes payable	1,960	19,585
Current liabilities held for sale	—	50,325
Current portion of long-term debt	14,354	15,839

TOTAL CURRENT LIABILITIES	1,852,260	1,556,739
OTHER LONG-TERM LIABILITIES	337,494	336,635
LONG-TERM DEBT	914,686	142,102

TOTAL LIABILITIES	3,104,440	2,035,476
COMMITMENTS AND CONTINGENCIES (Note 21)
AECOM STOCKHOLDERS' EQUITY:
Convertible preferred stock—authorized, 2,500,000; issued and outstanding, 2,305 and 25,130 shares as of September 30, 2010 and 2009; respectively, $100 liquidation preference value	231	2,513
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 115,316,783 and 110,890,075 shares, as of September 30, 2010 and 2009, respectively	1,153	1,109
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 52 and 56 shares as of September 30, 2010 and 2009, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 4 and 5 shares as of September 30, 2010 and 2009, respectively; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,585,044	1,458,326
Accumulated other comprehensive loss	(147,521)	(146,575)
Retained earnings	651,105	414,345

TOTAL AECOM STOCKHOLDERS' EQUITY	2,090,012	1,729,718
Non-controlling interests	48,457	24,687

TOTAL STOCKHOLDERS' EQUITY	2,138,469	1,754,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,242,909	$3,789,881

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
Revenue	$6,545,791	$6,119,465	$5,194,682
Cost of revenue	6,115,520	5,768,262	4,907,784

Gross profit	430,271	351,203	286,898
Equity in earnings of joint ventures	20,987	22,557	22,191
General and administrative expense	110,463	86,894	70,582

Income from operations	340,795	286,866	238,507
Other income (expense)	10,250	1,713	(3,438)
Interest (expense) income, net	(9,928)	(10,691)	1,336

Income from continuing operations before income tax expense	341,117	277,888	236,405
Income tax expense	91,696	77,002	76,493

Income from continuing operations	249,421	200,886	159,912
Discontinued operations, net of tax	(77)	2,992	704

Net income	249,344	203,878	160,616
Non-controlling interests in income of consolidated subsidiaries, net of tax	(12,457)	(14,182)	(13,390)

Net income attributable to AECOM	$236,887	$189,696	$147,226

Net income allocation:
Preferred stock dividend	$127	$139	$168
Net income available for common stockholders	236,760	189,557	147,058

Net income attributable to AECOM	$236,887	$189,696	$147,226

Net income attributable to AECOM per share:
Basic
Continuing operations	$2.07	$1.73	$1.44
Discontinued operations	—	0.03	0.01

	$2.07	$1.76	$1.45

Diluted
Continuing operations	$2.05	$1.70	$1.41
Discontinued operations	—	0.03	—

	$2.05	$1.73	$1.41

Weighted average shares outstanding:
Basic	114,344	108,003	101,456
Diluted	115,463	109,706	104,215

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
BALANCE AT SEPTEMBER 30, 2007	$4,978	$991	$1,224,164	$(26,211)	$74,563	$1,278,485	$21,089	$1,299,574

Comprehensive income (loss), net of tax:
Net income					147,226	147,226	13,390	160,616
Foreign currency translation adjustments				(45,369)		(45,369)		(45,369)
Defined benefit minimum pension liability adjustment, net of tax				(39,670)		(39,670)		(39,670)
Swap valuation				(299)		(299)		(299)

Total comprehensive income, net of tax						$61,888	$13,390	$75,278

Issuance of stock		12	33,008			33,020		33,020
Repurchases of stock	(2,504)	(10)	(11,423)			(13,937)		(13,937)
Preferred stock dividend	168				(168)	—		—
Proceeds from exercise of options		8	19,040			19,048		19,048
Tax benefit from exercise of stock options			20,586			20,586		20,586
Stock based compensation		29	24,118			24,147		24,147
Cumulative effect of adoption of accounting principle (Note 19)					(244)	(244)		(244)
Other transactions with non-controlling interests						—	(3,301)	(3,301)
Distributions to non-controlling interests						—	(11,128)	(11,128)

BALANCE AT SEPTEMBER 30, 2008	2,642	1,030	1,309,493	(111,549)	221,377	1,422,993	20,050	1,443,043
Comprehensive income (loss), net of tax:
Net income					189,696	189,696	14,182	203,878
Foreign currency translation adjustments				(14,538)		(14,538)		(14,538)
Defined benefit minimum pension liability adjustment, net of tax				(19,658)	503	(19,155)		(19,155)
Swap valuation				(830)		(830)		(830)

Total comprehensive income, net of tax						$155,173	$14,182	$169,355

Cumulative effect of adoption of accounting principle (Note 11)					2,908	2,908		2,908
Proceeds from the issuance of stock in secondary public offering, net of $0.6 million of offering costs		46	91,387			91,433		91,433
Retirement plan participants' diversification			(29,120)			(29,120)		(29,120)
Issuance of stock		16	39,462			39,478		39,478
Repurchases of stock	(268)	(14)	(13,211)			(13,493)		(13,493)
Preferred stock dividend	139				(139)	—		—
Proceeds from exercise of options		23	19,383			19,406		19,406
Tax benefit from exercise of stock options			14,969			14,969		14,969
Stock based compensation		8	25,963			25,971		25,971
Other transactions with non-controlling interests						—	764	764
Distributions to non-controlling interests						—	(10,309)	(10,309)

BALANCE AT SEPTEMBER 30, 2009	2,513	1,109	1,458,326	(146,575)	414,345	1,729,718	24,687	1,754,405
Comprehensive income (loss), net of tax:
Net income					236,887	236,887	12,457	249,344
Foreign currency translation adjustments				32,142		32,142		32,142
Defined benefit minimum pension liability adjustment, net of tax				(34,219)		(34,219)		(34,219)
Swap valuation				1,131		1,131		1,131

Total comprehensive income, net of tax						$235,941	$12,457	$248,398

Issuance of stock		32	79,270			79,302		79,302
Repurchases of stock	(2,409)	(7)	(14,755)			(17,171)		(17,171)
Preferred stock dividend	127				(127)	—		—
Proceeds from exercise of options		10	10,300			10,310		10,310
Tax benefit from exercise of stock options			17,306			17,306		17,306
Stock based compensation		9	34,597			34,606		34,606
Other transactions with non-controlling interests						—	4,801	4,801
Contributions from non-controlling interests						—	17,488	17,488
Distributions to non-controlling interests						—	(10,976)	(10,976)

BALANCE AT SEPTEMBER 30, 2010	$231	$1,153	$1,585,044	$(147,521)	$651,105	$2,090,012	$48,457	$2,138,469

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$249,344	$203,878	$160,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,899	84,117	62,752
Equity in earnings of unconsolidated joint ventures	(20,987)	(22,557)	(22,191)
Distribution of earnings from unconsolidated joint ventures	8,319	18,689	20,162
Non-cash stock compensation	34,606	25,971	24,147
Excess tax benefit from share based payment	(17,306)	(14,969)	(20,586)
Other non-cash (income) expense	(2,335)	1,300	—
Foreign currency translation	11,419	(17,692)	(16,989)
Deferred income tax (benefit) expense	21,840	(3,210)	(34,470)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(234,247)	(67,853)	(150,932)
Prepaid expenses and other assets	(17,001)	(15,887)	33,100
Accounts payable	57,037	(8,064)	36,113
Accrued expenses and other current liabilities	20,837	375	50,606
Billings in excess of costs on uncompleted contracts	(21,793)	35,542	46,910
Other long-term liabilities	19,732	(6,114)	(36,106)
Income taxes payable	(25,502)	12,534	14,091

Net cash provided by operating activities from continuing operations	162,862	226,060	167,223

Net cash (used in) provided by operating activities from discontinued operations	(4,227)	2,580	1,732

Net cash provided by operating activities	158,635	228,640	168,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(559,355)	(35,719)	(656,920)
Proceeds from disposal of businesses	29,794	—	90,020
Net investment in unconsolidated joint ventures	8,349	2,904	(4,653)
(Purchase) sales of investment securities	(24,825)	81,449	119,334
Payments for capital expenditures	(68,490)	(62,924)	(69,086)

Net cash used in investing activities	(614,527)	(14,290)	(521,305)

AECOM Technology Corporation

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,985,000	22,540	582,050
Repayments of borrowings under credit agreements	(1,234,880)	(255,168)	(269,965)
Proceeds from issuance of common stock	3,502	101,019	9,171
Proceeds from exercise of stock options	10,310	19,406	19,048
Payments to repurchase common stock	(17,171)	(13,493)	(13,937)
Excess tax benefit from share based payment	17,306	14,969	20,586
Net contributions from (distributions to) non-controlling interests	6,512	(10,309)	(11,128)
Cumulative effect of adoption of accounting principle	—	—	(244)

Net cash provided by (used in) financing activities	770,579	(121,036)	335,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,393	341	(3,020)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	322,080	93,655	(19,789)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	290,777	197,122	216,911

CASH AND CASH EQUIVALENTS AT END OF YEAR	$612,857	$290,777	$197,122

SUPPLEMENTAL CASH FLOW INFORMATION:
Retirement of fully depreciated equipment (non-cash)	$18,801	$16,279	$16,506

Deferred compensation plan participants' diversification (non-cash)	$303	$29,120	$—

Equity issued for acquisitions (non-cash)	$65,300	$16,946	$23,849

Equity issued to settle liabilities (non-cash)	$10,500	$12,946	$—

Interest paid	$8,642	$15,848	$9,474

Income taxes paid, net of refunds received	$63,616	$68,410	$60,717

See accompanying Notes to Consolidated Financial Statements.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Organization—AECOM Technology Corporation and its consolidated subsidiaries (the Company) provide professional technical and management support services for commercial and government clients around the world. These services encompass a variety of technical disciplines, including consulting, planning, architectural and engineering design, and program and construction management for a broad range of projects. These services are applied to a number of areas and industries, including transportation infrastructure; research, testing and defense facilities; water, wastewater and other environmental programs; land development; security and communication systems; institutional, mining, industrial and commercial and energy-related facilities. The Company also provides operations and maintenance services to governmental agencies throughout the U.S. and abroad.

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2010, 2009 and 2008 contained 52, 52 and 53 weeks and ended on October 1, October 2, and October 3, respectively. As discussed in Note 5, the Company acquired Earth Tech in July 2008. Due to different fiscal period-ends for the Company and Earth Tech, Earth Tech's results for the fiscal year beginning September 27, 2008 have been combined with the Company's results for the fiscal year beginning October 4, 2008. The use of the different fiscal period for Earth Tech did not have a material impact on the Company's results of operations.

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

        Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 10 regarding joint ventures.

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

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2010, 2009 and 2008 were $2.3 billion, $2.3 billion and $1.9 billion, respectively.

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

        Contract Claims—The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2010 and 2009, the Company had no significant net receivables related to contract claims.

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

        Audits by the DCAA and other agencies consist of reviews of the Company's overhead rates, operating systems and cost proposals to ensure that the Company accounted for such costs in accordance with the Cost Accounting Standards of the FAR (CAS). If the DCAA determines the Company has not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future. See also Note 21.

        Cash and Cash Equivalents—The Company's cash equivalents include highly liquid investments which have an initial maturity of three months or less.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

  •
  Client credit worthiness; and

  •
  General economic conditions.

        Fair Value of Financial Instruments—The Company determines the fair values of its financial instruments, including short-term investments, debt instruments and derivative instruments, and pension and post-retirement plan assets based on inputs or assumptions that market participants would use in pricing an asset or a liability. The Company categorizes its instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. See also Notes 12 and 13.

        The Company's fair value measurement methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Although the Company believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        The Company performs an impairment test of its goodwill at least annually for each reporting unit of the Company. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units.

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

        During the fourth quarter of fiscal 2010, the Company conducted its annual impairment test. The impairment evaluation process is based on income and market approaches that utilizes discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital percent and terminal growth rates. As a result of the impairment analysis, the Company determined that goodwill was not impaired for the year ended September 30, 2010.

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

        Insurance Reserves—The Company maintains insurance for certain insurable business risks. Insurance coverage contains various retention and deductible amounts for which the Company accrues a liability based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. It is the Company's policy not to accrue for any potential legal expense to be incurred in defending the Company's position. The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company's results of operations or financial position.

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

2. Adoption of New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 810-10, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (ASC 810-10). ASC 810-10 requires all entities to report non-controlling interests in subsidiaries as a separate component of equity in the consolidated balance sheet and to reflect net income attributable to non-controlling interests below net income on the consolidated statement of income. The Company adopted ASC 810-10 during the first quarter ended December 31, 2009. Accordingly, prior periods have been restated to reflect these reclassifications.

        In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, "Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification" (ASU 2010-02). In addition to expanding the disclosure requirements about the deconsolidation of a subsidiary, ASU 2010-02 clarifies the scope of the decrease in ownership provisions of ASC 810-10 and related guidance. ASU 2010-02 has been applied retrospectively to the first period that ASC 810-10 was adopted which was during the first quarter ended December 31, 2009. The adoption of ASU 2010-02 had no impact on the Company's consolidated financial statements as the Company has had no such decreases in ownership of its subsidiaries.

        In June 2009, the FASB issued "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." It establishes the FASB ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Its adoption did not have an impact on the Company's financial statements.

        In February 2010, the FASB issued ASU 2010-09 "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements" (ASU 2010-09). ASU 2010-09 removes the requirement for a SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, the Company removed the related disclosure from the Notes to Consolidated Financial Statements. Consistent with past practice, the Company has evaluated subsequent events through the issuance date of our financial statements. The adoption did not have a material impact on the Company's financial statements.

        In December 2007, the FASB issued ASC 805-10, "Business Combinations" (ASC 805-10). ASC 805-10 significantly changes the way companies account for business combinations and generally requires more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under ASC

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Adoption of New Accounting Pronouncements (Continued)

805-10, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. ASC 805-10 also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, must be recognized separately from the business acquisition. This pronouncement has been applied by the Company to all acquisitions consummated on or after October 1, 2009. Transaction costs expensed in the year ended September 30, 2010 as a result of the adoption of ASC 805-10 were $9.0 million.

        As of September 30, 2007, the Company adopted certain provisions of ASC 715-20, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (ASC 715-20). This adoption has a requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end, effective for the Company's fiscal year ended September 30, 2009. In the first quarter of fiscal 2009, the Company changed its measurement date for the defined benefit pension plans to correspond to its fiscal year-end and recorded a charge to beginning retained earnings of $2.9 million, net of tax, for the impact of the cumulative difference in the Company's pension expense between the two measurement dates. In addition, ASC 715-20 amends SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity's investment policies and strategies, the categories of plan assets, concentrations of credit risk, and fair value measurements of plan assets. This standard was effective for the Company in its fiscal year ended September 30, 2010. The Company amended its disclosures accordingly.

        In March 2008, the FASB issued ASC 815-10, "Disclosures about Derivative Instruments and Hedging Activities," which is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of such instruments and activities on an entity's financial position, financial performance and cash flows. It was effective for the Company beginning on January 1, 2009. The adoption did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued ASC 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments." It requires fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments and became effective for the Company in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company's consolidated financial statements.

        Effective October 1, 2009, the Company adopted the fair value measurement guidance of ASC 820-10 "Fair Value Measurements and Disclosures" (ASC 820-10) for all nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. These assets and liabilities recognized at fair value on a nonrecurring basis include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the year ended September 30, 2010, the Company did not record any fair market value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

        In January 2010, the FASB issued ASU No. 2010-06 "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" (ASU 2010-06). ASU 2010-06 amended certain provisions of ASC 820-10, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Adoption of New Accounting Pronouncements (Continued)

assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption did not have a material impact on the Company's financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure. Certain provisions of ASU 2010-06 are effective for the Company for the fiscal year beginning October 1, 2011. These provisions will require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements. The Company does not believe the adoption of ASU 2010-06 in its fiscal year beginning October 1, 2011 will have a material impact on its financial statements or disclosures.

3. Recently Issued Accounting Pronouncements

        In October 2009, the FASB issued ASU No. 2009-13 "Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) which updates ASC Topic 605, "Revenue Recognition." ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and could result in earlier revenue recognition. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

        In December 2009, the FASB issued ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities" (ASU 2009-17). ASU 2009-17 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. ASU 2009-17 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. ASU 2009-17 is effective for the Company's fiscal year beginning October 1, 2010. The Company is currently evaluating the impact that the adoption of ASU 2009-17 will have on its financial statements.

4. Public Offerings of Common Stock

        In March 2009, the Company sold 4.6 million shares of its common stock in a public offering at a price per share of $20.20, for proceeds of approximately $91.4 million, net of underwriters' discounts and offering costs.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Public Offerings of Common Stock (Continued)

        In August 2009, the Company entered into an Equity Distribution Agreement with UBS Securities LLC (UBS). Pursuant to the terms of the agreement, the Company may sell from time to time through UBS, as the Company's sales agent, up to 4,000,000 shares of the Company's common stock. Sales of the Shares, if any, will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices. Net proceeds from the sale of the shares will primarily be used to fund future acquisitions and for general corporate purposes. No shares have been sold under the program to date.

5. Business Acquisitions, Goodwill, and Intangible Assets

        The Company completed six, three and 14 business acquisitions during the years ended September 30, 2010, 2009 and 2008, respectively. Business acquisitions completed during the years ended September 30, 2010 and 2009 did not meet the quantitative thresholds to require proforma disclosures of operating results both individually and in the aggregate based on the Company's consolidated assets, investments and net income. The Company is in the process of finalizing project related assets and liabilities and final purchase price adjustments related to recent acquisitions including Tishman Construction Corporation and MT Holdings Corporation, the parent of McNeil Technologies.

        Business acquisitions during the year ended September 30, 2010 included Tishman Construction Corporation, a New York based provider of construction management services in the United States and the United Arab Emirates, and MT Holdings Corporation, the parent of McNeil Technologies, Inc., a government national security and intelligence services firm based in Virginia.

        Acquisitions during the year ended September 30, 2008 included Earth Tech, Boyle Engineering Corporation, and Tecsult, Inc. Earth Tech is a provider of a broad range of technical and consulting services, including architecture, engineering, and design and build services to water/wastewater, environmental, transportation, and facilities clients globally. Boyle Engineering Corporation is a Newport Beach, California based engineering services firm that specializes in the water and wastewater markets. Tecsult, Inc. is an international engineering firm based in Montreal, Canada that serves clients in a variety of markets, including energy, transportation, facilities and environmental.

        The aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2010, 2009 and 2008 were $768.0 million, $63.0 million and $632.0 million, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
	(in thousands)
Cash acquired	$143,300	$23,245	$41,169
Other current assets	212,533	36,351	455,931
Goodwill	618,131	46,096	355,527
Intangible assets	63,576	7,503	68,000
Other non-current assets	33,111	1,648	249,873
Current liabilities	(265,394)	(51,421)	(346,400)
Non-current liabilities	(37,302)	(436)	(192,100)

Net assets acquired	$767,955	$62,986	$632,000

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Earth Tech was the significant acquisition occurring during the year ended September 30, 2008. Included in the table above are the following assets acquired and liabilities assumed of Earth Tech, as of the acquisition date:

Fiscal Year Ended
September 30, 2008
Cash acquired	$18,300
Other current assets	380,700
Goodwill	169,414
Intangible assets	35,107
Other non-current assets	133,300
Current liabilities	(315,000)
Non-current liabilities	(91,421)

Net assets acquired	$330,400

        Acquired intangible assets above includes the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
	(in thousands)
Backlog	$16,775	$2,865	$37,409
Customer relationships	42,581	4,638	29,671
Trademark / tradename	4,220	—	920

Total intangible assets	$63,576	$7,503	$68,000

        Consideration for acquisitions above includes the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
	(in thousands)
Cash paid, net of $90.0 million proceeds from sales of businesses in 2008	$702,655	$40,072	$608,151
Promissory notes	—	5,968	—
Equity issued	65,300	16,946	23,849

Total consideration	$767,955	$62,986	$632,000

        All acquisitions are accounted for under the acquisition method of accounting. As such, the purchase consideration of each acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The results of operations of each company acquired have been included in the Company's financial statements from the date of acquisition.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The changes in the carrying value of goodwill by reporting segment for the fiscal years ended September 30, 2010, 2009, and 2008 were as follows:

	Fiscal Year 2010
	September 30, 2009	Post-Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2010
	(in thousands)
Reporting Unit:
Professional Technical Services	$1,060,093	$(1,120)	$10,456	$285,530	$1,354,959
Management Support Services	2,826	—	—	332,601	335,427

Total	$1,062,919	$(1,120)	$10,456	$618,131	$1,690,386

	Fiscal Year 2009
	September 30, 2008	Post-Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2009
	(in thousands)
Reporting Unit:
Professional Technical Services	$946,263	$68,895	$(1,161)	$46,096	$1,060,093
Management Support Services	2,826	—	—	—	2,826

Total	$949,089	$68,895	$(1,161)	$46,096	$1,062,919

	Fiscal Year 2008
	September 30, 2007	Post-Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2008
	(in thousands)
Reporting Unit:
Professional Technical Services	$583,807	$24,876	$(17,947)	$355,527	$946,263
Management Support Services	8,426	(5,600)	—	—	2,826

Total	$592,233	$19,276	$(17,947)	$355,527	$949,089

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2010 and 2009, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2010			September 30, 2009
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in thousands)
Backlog	$80,672	$(65,444)	$15,228	$63,137	$(55,021)	$8,116	1 - 5
Customer relationships	114,009	(24,601)	89,408	69,999	(16,136)	53,863	10
Trademark / tradename	4,220	(211)	4,009	—	—	—	5

Total	$198,901	$(90,256)	$108,645	$133,136	$(71,157)	$61,979

        At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition. The Company is in the process of completing the final valuation of intangible assets for its recent business acquisitions.

        The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in thousands)
2011	$19,225
2012	14,873
2013	14,788
2014	14,642
2015	13,248
Thereafter	31,869

Total	$108,645

6. Restructuring Costs

        In fiscal 2009, in connection with the Earth Tech acquisition, the Company initiated plans for workforce reductions and facility closures. In fiscal 2010, the Company initiated a restructuring plan for its United Kingdom operations to reduce ongoing overhead costs and improve operating efficiencies. The accrued facility costs are expected to be paid over the next five years.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Restructuring Costs (Continued)

        The following table presents a reconciliation of the restructuring reserve balance in our Professional Technical Services Segment from October 1, 2009 to September 30, 2010:

	Twelve Months Ended September 30, 2010
	Severance Costs	Facility Costs	Total
	(in millions)
Accrual, beginning of the period	$1.7	$26.3	$28.0
Accrued and other adjustments during the period	6.5	0.6	7.1
Paid during the period	(6.9)	(11.1)	(18.0)

Accrual, end of the period	$1.3	$15.8	$17.1

        The following table presents a reconciliation of the restructuring reserve balance in our Professional Technical Services Segment from October 1, 2008 to September 30, 2009:

	Twelve Months Ended September 30, 2009
	Severance Costs	Facility Costs	Total
	(in millions)
Accrual, beginning of the period	$—	$—	$—
Accrued and other adjustments during the period	10.6	29.3	39.9
Paid during the period	(8.9)	(3.0)	(11.9)

Accrual, end of the period	$1.7	$26.3	$28.0

7. Discontinued Operations

        As part of the July 2008 acquisition of Earth Tech into its Professional Technical Services segment, the Company acquired certain non-strategic businesses that it has divested. Assets and liabilities held for sale primarily related to a non-strategic business in the United Kingdom, which was acquired as part of the acquisition of Earth Tech into the Company's Professional Technical Services segment and was disposed of during the first quarter ended December 31, 2009. In May 2009, the Company received the consents and legal ownership of the U.K. businesses, and subsequently divested certain of the assets (UK Assets) of the U.K. businesses. In addition to non-strategic contracts in the U.S. and Canada, the remaining UK Assets were segregated from continuing operations and presented as discontinued operations and/or as assets and liabilities held for sale prior to divesting. The results in discontinued operations have also been adjusted for the Irish business previously identified as discontinued operations and subsequently retained. The net impact of the changes to discontinued operations to the Consolidated Statement of Income for the year ended September 30, 2008 was a $0.3 million reclassification from income from discontinued operations, net of tax to income from continuing operations.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Discontinued Operations (Continued)

        For the years ended September 30, 2010, 2009 and 2008, the summarized results of the discontinued operation, included in the Company's results of operations, are as follows (in millions):

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
Revenue	$13.6	$72.9	$21.5

Earnings before income taxes	$0.1	$3.4	$0.8
Income tax expense	0.2	0.4	0.1

Earnings from discontinued operations, net of tax	$(0.1)	$3.0	$0.7

8. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Billed	$1,254,808	$992,444
Unbilled	956,313	785,783
Contract retentions	57,840	55,203

Total accounts receivable—gross	2,268,961	1,833,430
Allowance for doubtful accounts	(98,773)	(100,471)

Total accounts receivable—net	$2,170,188	$1,732,959

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2010 and 2009 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2010 or 2009.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	Useful Lives (years)
	(in thousands)
Building and land	$37,034	$36,573	27
Leasehold improvements	165,166	125,807	2 - 12
Computer systems and equipment	214,456	188,248	3 - 7
Furniture and fixtures	82,773	72,530	5 - 10
Automobiles	8,328	4,676	3 - 10

Total	507,757	427,834
Accumulated depreciation and amortization	(248,973)	(198,999)

Property and equipment, net	$258,784	$228,835

        Depreciation expense for the fiscal years ended September 30, 2010, 2009 and 2008 was $59.3 million, $57.5 million and $44.6 million, respectively. Included in depreciation expense is amortization expense of capitalized software costs for fiscal years ended September 30, 2010, 2009 and 2008 of $5.8 million, $4.7 million and $4.0 million, respectively. Unamortized capitalized software costs at September 30, 2010, 2009 and 2008 were $20.7 million, $19.0 million and $18.3 million, respectively.

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

        Some of the Company's unconsolidated joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company's own employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass through entities to bill the third-party customer. The Company includes the services performed for these joint ventures, and the costs associated with these services, in the Company's results of operations. In certain joint ventures where a fee is added by the joint venture to client billings, the Company's portion of that fee is recorded in equity in earnings of joint ventures.

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

        Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
	(in thousands)
Financial position:
Current assets	$393,733	$215,108	$233,422
Current liabilities	(319,791)	(145,135)	(146,079)

Working capital	73,942	69,973	87,343
Non-current assets	6,071	6,475	5,384
Non-current liabilities	(4,531)	(2,722)	(1,865)

Joint ventures' equity	$75,482	$73,726	$90,862

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
	(in thousands)
The Company's investment in joint ventures	$53,235	$34,505	$46,432
Joint ventures':
Total revenues	$1,865,563	$1,488,952	$1,162,517
Cost of revenues	1,692,865	1,433,087	1,107,360
The Company's equity in earnings of joint ventures
Pass through joint ventures	$2,478	$2,477	$1,935
Other joint ventures	18,509	20,080	20,256

Total	$20,987	$22,557	$22,191

  Consolidated Entities

        At September 30, 2010, the total assets and liabilities of variable interest entities where the Company was the primary beneficiary were $259.6 million and $80.2 million, respectively, as compared to total assets of $250.9 million and total liabilities of $130.0 million at September 30, 2009.

11. Pension Plans

        In the U.S., the Company sponsors a Defined Benefit Pension Plan (the Pension Plan) which covers substantially all permanent employees hired as of March 1, 1998, subject to eligibility and vesting requirements, and required contributions from participating employees through March 31, 1998. Benefits under this plan generally are based on the employee's years of creditable service and compensation.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension Plans (Continued)

Effective April 1, 2004, the Company set a maximum on the amount of compensation used to determine pension benefits based on the highest calendar year of compensation earned in the 10 completed calendar years from 1994 through 2003, or the relevant IRS annual compensation limit, $200,000, whichever is lower. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

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

        The following tables provide reconciliations of the changes in the U.S. and international plans' benefit obligations, reconciliations of the changes in the fair value of assets for the years ended September 30, and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$148,492	$394,418	$129,232	$430,075	$125,804	$357,100
Adjustment for FAS 158 measurement date provision	N/A	N/A	958	3,177	N/A	N/A
Service cost	—	4,537	1,848	4,755	2,252	4,278
Participant contributions	532	2,251	868	2,504	883	2,776
Interest cost	8,043	21,355	8,585	22,024	7,644	19,149
Benefits paid	(9,785)	(15,177)	(8,519)	(13,563)	(6,905)	(19,522)
Actuarial (gain) loss	25,520	37,159	18,978	(23,281)	(7,527)	22,388
Curtailment (gain) loss	(2,918)	(2,582)	—	—	—	—
Plan settlements	—	—	(3,458)	—	(2,954)	—
Net transfer in/(out)/acquisitions	—	(148)	—	7,549	10,035	88,273
Foreign currency translation loss (gain)	—	(51)	—	(38,822)	—	(44,367)

Benefit obligation at end of year	$169,884	$441,762	$148,492	$394,418	$129,232	$430,075

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension Plans (Continued)

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$80,286	$330,117	$94,460	$335,419	$98,914	$315,316
Adjustment for FAS 158 measurement date provision	N/A	N/A	(1,585)	(3,703)	N/A	N/A
Actual return on plan assets	7,774	28,756	(11,055)	(3,207)	(8,949)	(7,803)
Employer contributions	5,820	16,842	9,575	35,806	3,791	15,584
Participant contributions	532	2,251	868	2,504	883	2,776
Benefits paid	(9,785)	(15,177)	(8,519)	(13,563)	(6,905)	(19,522)
Plan settlements	—	—	(3,458)	—	(2,954)	—
Net transfer in/(out)/acquisitions	—	(164)	—	5,246	9,680	64,436
Foreign currency translation (loss) gain	—	164	—	(28,385)	—	(35,368)

Fair value of plan assets at end of year	$84,627	$362,789	$80,286	$330,117	$94,460	$335,419

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Reconciliation of funded status:
Funded status at end of year	$(85,257)	$(78,973)	$(68,206)	$(64,301)	$(34,772)	$(94,656)
Contribution made after measurement date	N/A	N/A	N/A	N/A	204	12,908

Net amount recognized at end of year	$(85,257)	$(78,973)	$(68,206)	$(64,301)	$(34,568)	$(81,748)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2010, 2009 and 2008:

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$—	$—	$60	$—	$—
Accrued expenses and other current liabilities	(1,535)	—	(1,284)	—	(1,588)	(81,748)
Other long-term liabilities	(83,722)	(78,973)	(66,922)	(64,361)	(32,980)	—

Net amount recognized in the balance sheet	$(85,257)	$(78,973)	$(68,206)	$(64,301)	$(34,568)	$(81,748)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension Plans (Continued)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2010, 2009 and 2008:

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service credit (cost)	$—	$2,644	$1,933	$2,987	$2,979	$3,766
Net gain (loss)	(92,991)	(114,395)	(71,544)	(86,318)	(35,579)	(89,705)

Total recognized in accumulated other comprehensive income (loss)	$(92,991)	$(111,751)	$(69,611)	$(83,331)	$(32,600)	$(85,939)

        The following table details the components of net periodic benefit cost for the plans in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Components of net periodic benefit cost:
Service costs	$—	$4,537	$1,848	$4,755	$2,252	$4,278
Interest cost on projected benefit obligation	8,043	21,355	8,585	22,024	7,644	19,149
Expected return on plan assets	(7,983)	(23,699)	(7,837)	(22,799)	(7,112)	(20,737)
Amortization of prior service costs	—	(316)	(837)	(312)	(1,158)	(399)
Recognized actuarial loss	1,364	2,356	2,433	3,217	3,334	3,128
Curtailment/settlement (gain) loss	(1,933)	—	763	—	286	2,566

Net periodic benefit cost	$(509)	$4,233	$4,955	$6,885	$5,246	$7,985

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $17.4 million and $14.7 million in the year ended September 30, 2010 and 2009, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2010 that are expected to be recognized as components of net periodic benefit cost during fiscal 2011 are (in thousands):

	U.S.	Int'l
Amortization of prior service cost (credit)	$—	$(320)
Amortization of net actuarial losses	2,590	3,142

Total	$2,590	$2,822

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension Plans (Continued)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in thousands)
Projected benefit obligation	$169,884	$441,762	$148,492	$394,418	$129,232	$430,075
Accumulated benefit obligation	169,884	400,689	145,574	358,306	126,521	395,686
Fair value of plan assets	84,627	362,789	80,286	330,117	94,460	335,419

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We currently expect to contribute $16.7 million to our international plans in fiscal 2011. We do not have a required minimum contribution for our U.S. plans; however, we may make additional discretionary contributions. We currently expect to contribute $17.5 million to our U.S. plans in fiscal 2011.

        The table below provides the expected future benefit payments, in thousands:

Year Ending September 30,	U.S.	Int'l
2011	$8,750	$13,041
2012	9,745	16,281
2013	10,419	16,990
2014	10,719	17,534
2015	10,777	18,963
2016—2020	59,030	119,550

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.25%	5.05%	5.70%	5.56%	6.91%	5.80-5.90%
Salary increase rate	N/A	4.37%	4.00%	3.92%	4.00%	4.25%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.70%	5.55%	6.91%	5.80%	6.25%	5.25-5.50%
Salary increase rate	4.00%	3.91%	4.00%	4.63%	4.00%	4.25%
Expected long-term rate of return on plan assets	8.00%	6.47%	8.00%	7.20%	8.00%	6.95-7.00%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension Plans (Continued)

        The following table summarizes the Company's target allocation for 2010 and pension plan asset allocation, both U.S. and international, as of September 30, 2010 and 2009:

			Percentage of Plan Assets as of September 30,
	Target Allocations		2010		2009
Asset Category	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Equities	55%	43%	53%	42%	62%	47%
Debt	20	38	25	38	22	43
Cash	—	1	2	2	2	2
Property and other	25	18	20	18	14	8

Total	100%	100%	100%	100%	100%	100%

        The Company's policy is to minimize the risk of large losses through diversification in a portfolio of stocks, bonds, and cash equivalents, as appropriate, which may reflect varying rates of return. The percentage of assets allocated to cash is to assure liquidity to meet benefit disbursements and general operating expenses.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of an 8.0% and 6.5% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2010 for U.S. and non-U.S. plans, respectively.

        As of September 30, 2010, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2010
	Total Carrying Value as of September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$5,819	$5,819	$—	$—
Investment funds
Diversified funds	23,751	—	23,751	—
Equity funds	182,911	—	182,911	—
Fixed income funds	155,095	—	155,095	—
Hedge funds	29,477	—	24,387	5,090
Assets held by insurance company	35,273	—	35,273	—
Real estate	10,466	—	10,466	—
Other	4,624	—	157	4,467

Total	$447,416	$5,819	$432,040	$9,557

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pension Plans (Continued)

        Changes in the fair value of the Company's post-retirement plan Level 3 assets are as follows:

	September 30, 2009 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2010 Ending balance
	(in thousands)
Investment funds
Hedge funds	$5,392	$(302)	$—	$—	$—	$—	$5,090
Other	4,359	108	—	—	—	—	4,467

Total	$9,751	$(194)	$—	$—	$—	$—	$9,557

        Cash equivalents are mostly comprised of short-term money-market instruments and are valued at cost, which approximates fair value.

        For equity investment funds not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker, or investment manager. These funds are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor or categorized as Level 3 if the custodian obtains uncorroborated quotes from a broker or investment manager.

        Fixed income investment funds categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers, or quoted prices of securities with similar characteristics.

        Hedge funds and certain other securities categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2010, there were no material changes to the valuation techniques.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt

        Debt consisted of the following:

	September 30, 2010	September 30, 2009
	(in thousands)
Unsecured term credit agreements	$609,095	$21,196
Unsecured senior notes	250,529	—
Unsecured revolving credit facility	26,479	100,000
Secured notes	25,865	26,633
Other debt	19,159	23,380

Total debt	931,127	171,209
Less: Current portion of debt and short-term borrowings	(16,441)	(29,107)

Long-term debt, less current portion	$914,686	$142,102

        The following table presents, in thousands, scheduled maturities of our debt:

Year Ending September 30,
2011	$16,441
2012	67,095
2013	121,987
2014	451,300
2015	1,393
Thereafter	272,911

Total	$931,127

  Unsecured Term Credit Agreements

        In September 2010, the Company entered into an unsecured term credit agreement with a syndicate of banks to support its working capital and acquisition needs. Pursuant to the credit agreement, the Company borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions. The loans under the credit agreement bear interest, at the Company's option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. The initial interest rate of the $600 million term loans borrowed in September 2010 is the three-month Eurodollar rate plus 2.5%, or a total of 2.79%. Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012. Any remaining principal of the loans under the credit agreement is due no later than September 2014. The credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. At September 30, 2010, the Company was in compliance with applicable covenants.

        In September 2006, through certain wholly-owned subsidiaries, the Company entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt (Continued)

Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate. The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor. In order to obtain favorable pricing, the Company also provided a parent company guarantee. The terms and conditions of the term credit agreement are similar to those contained in the Company's revolving credit facility. The amount outstanding on this credit agreement was $9.1 million and $21.2 million at September 30, 2010 and 2009, respectively. At September 30, 2010, the Company was in compliance with applicable covenants.

  Unsecured Senior Notes

        In June 2010, the Company entered into a Note Purchase Agreement (Purchase Agreement) providing for a private placement of $300.0 million in aggregate principal amount of senior unsecured notes (Notes). In July 2010 (Closing Date), the Notes were sold to institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. Interest on the Notes will accrue from the Closing Date, and the Company will pay interest quarterly beginning October 2010, until the Notes mature. The outstanding accreted balance of Series B Notes was $75.5 million at September 30, 2010. The Company's obligations under the Notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees. The credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. At September 30, 2010, the Company was in compliance with these covenants.

  Unsecured Revolving Credit Facility

        The Company has an unsecured revolving credit facility with a syndicate of banks to support its working capital and acquisition needs. The borrowing capacity under the unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 2012. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval. The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default and includes a sub-limit for financial and commercial standby letters of credit. The Company may borrow, at its option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%. In addition to these borrowing rates, there is a commitment fee, which ranges from 0.10% to 0.25% on any unused commitment. At September 30, 2010 and 2009, $26.5 million and $100.0 million was outstanding under the credit facility, respectively. At September 30, 2010 and 2009, outstanding standby letters of credit totaled $31.5 million and $29.9 million, respectively, under the credit facility. At September 30, 2010, the Company had $542.0 million available for borrowing under the credit facility. The Company's debt agreements contain certain negative covenants relating to the Company's net worth and leverage, based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization. The Company could have drawn upon the remaining $542.0 million available under the credit facility. At September 30, 2010, the Company was in compliance with these covenants.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt (Continued)

  Interest Rate Swaps

        The Company had interest rate swap agreements with financial institutions to fix the variable interest rates on portions of the debt outstanding under the Company's revolving credit facility during the fiscal years ended September 30, 2010 and 2009. The remainder of these interest rate swap agreements expired in August 2010. The Company applied cash flow hedge accounting for the interest rate swap agreements in accordance with ASC 815-20, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the derivatives were recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in other comprehensive income. As these derivatives expired in August 2010, no remaining balance exists in other comprehensive income as of September 30, 2010.

        The Company's average effective interest rate on borrowings under the revolving credit facility, including the effects of the swaps, during the year ended September 30, 2010 and 2009 was 2.4% and 3.1%, respectively.

  Secured Notes

        Secured notes are notes payable to a bank, collateralized by real properties, which were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the unsecured revolving credit facility discussed above, at September 30, 2010, the Company had $218.5 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which, $138.7 million was utilized for outstanding letters of credit.

13. Fair Value Measurements

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

        Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the year ended September 30, 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Fair Value Measurements (Continued)

        The following tables summarize the Company's non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2010 and 2009 (in millions):

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government security(3)	$9.2	$9.2	$—	$—
Corporate notes and bonds(3)	2.3	2.3	—	—
Deferred compensation plan assets(1)	—	—	—	—

Total assets	$11.5	$11.5	$—	$—

Deferred compensation plan liabilities(1)	$88.8	$—	$88.8	$—

Total liabilities	$88.8	$—	$88.8	$—

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets(1)	$0.6	$0.6	$—	$—

Total assets	$0.6	$0.6	$—	$—

Deferred compensation plan liabilities(1)	$92.8	$—	$92.8	$—
Derivative liabilities(2)	1.9	—	1.9	—

Total liabilities	$94.7	$—	$94.7	$—

(1)
The Company maintains a participant-directed, non-qualified deferred compensation plan structured as a rabbi trust (a trust established to provide a source of funds for the plan on a tax-deferred basis) for eligible highly compensated employees. As of September 30, 2009, the rabbi trust held $0.6 million (1% of its investment assets) in marketable securities. Such marketable securities are valued using quoted market prices. The remaining assets, not reflected in this table, of $67.2 million and $53.7 million for the years ended September 30, 2010 and 2009, respectively, are life insurance contracts valued at cash surrender value and not subject to this disclosure. The related deferred compensation liability represents the fair value of the participant deferrals, which are held in insurance funds that are not publicly traded. These investments are valued at the net asset value per share provided by the Company's administrator multiplied by the number of shares held by the participants. For additional information about the Company's deferred compensation plan, refer to Note 18 to the Consolidated Financial Statements.

(2)
For additional information about the Company's fair value measurements of these interest rate swap agreements, refer to Notes 1 and 12.

(3)
Corporate bonds and US government bonds are valued using quoted market prices.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Concentration of Credit Risk

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

15. Leases

        The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. The following table presents, in thousands, amounts payable under non-cancelable operating lease commitments during the following fiscal years:

Year Ending September 30,
2011	$170,630
2012	142,962
2013	118,800
2014	106,428
2015	87,334
Thereafter	233,079

Total	$859,233

        Included in the above table are commitments totaling $25.0 million related to the sale-leaseback of the Company's Orange, California facility during the year ended September 30, 2006. The sales price of this facility was $20.1 million of which $16.3 million in gain on sale-leaseback was deferred and is being amortized over the 12-year term of the lease.

        The Company also has similar non-cancelable leasing agreements that are accounted for as capital lease obligations due to the terms of the underlying leases. At September 30, 2010 and 2009, the Company had total lease obligations under capital leases of $10.7 million and $8.1 million, respectively. Rent expense for all leases for the years ended September 30, 2010, 2009 and 2008, was approximately $211.3 million, $192.2 million and $163.3 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other Financial Information

        Prepaid expenses and other current assets consist of the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in millions)
Deferred compensation plan assets (Note 18)	$67.2	$—
Other	90.6	82.2

	$157.8	$82.2

        Other non-current assets consist of the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in millions)
Deferred compensation plan assets (Note 18)	$—	$54.3
Other	80.3	41.7

	$80.3	$96.0

        Accrued expenses consist of the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in millions)
Accrued salaries and benefits	$363.7	$323.3
Accrued contract costs	381.1	358.2
Deferred compensation plan liability (Note 18)	88.8	—
Other accrued expenses	69.2	41.0

	$902.8	$722.5

        Accrued contract costs above include balances related to professional liability accruals of $108.6 million and $98.3 million as of September 30, 2010 and 2009, respectively. Other accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. See Note 18 regarding the reclassification of deferred compensation plan assets and liabilities in December 2009.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other Financial Information (Continued)

        Other long-term liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in millions)
Pension liabilities (Note 11)	$164.2	$132.5
Deferred compensation plan liability (Note 18)	—	92.8
Reserve for uncertain tax positions (Note 19)	72.1	54.4
Other	101.2	56.9

	$337.5	$336.6

        The components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in millions)
Foreign currency translation adjustment	$(5.5)	$(37.7)
Defined benefit minimum pension liability adjustment, net of tax	(142.0)	(107.8)
Interest rate swap valuation	—	(1.1)

	$(147.5)	$(146.6)

17. Stockholders' Equity

        Common and Preferred Stock Units—Common and Preferred Stock Units (Stock Units) under the Deferred Compensation Plan (DCP) may only be redeemed for Common Stock. The holders of Stock Units are not entitled to vote but are entitled to dividends if dividends are declared on Common Stock. In the event of the liquidation of the Company, holders of the Stock Units are entitled to no greater rights than holders of Common Stock.

        Convertible Preferred Stock—The Restated Certificate of Incorporation of the Company authorizes the issuance of 2,500,000 shares of Preferred Stock, par value $.01 per share (Preferred Stock) and liquidation preference of $100 per share. The holders of Preferred Stock are generally entitled to one vote per share on all matters to be voted on by the Company's stockholders and vote as one class with the Common Stock.

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

        Class E Preferred Stock—The Class E Preferred Stock is limited to an aggregate of 20 shares, has no par value, and has a liquidation preference of $1.00 per share. Holders of these shares are entitled to 100,000 votes per share on all matters voted on by holders of Class E Preferred Stock. The Company, with notice, may redeem Class E Preferred Stock by paying the liquidation preference. The holders of Class E Preferred Stock have no conversion rights. All shares of Class E Preferred Stock redeemed or repurchased

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stockholders' Equity (Continued)

by the Company will be restored to the status of authorized but un-issued shares of Preferred Stock, without designation as to series.

18. Stock Plans

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

        Deferred Compensation Plan—The Company sponsors the DCP, a stock purchase plan that provides an opportunity for eligible employees and non-employee directors to continue to invest in the Company when the Company's qualified plans are no longer available to them due to limitations contained in the U.S. Internal Revenue Code. Under the DCP, participants are permitted to defer compensation, on a pre-tax basis, for investment in common stock units. The Company funded a rabbi trust for certain diversified DCP balances in connection with the initial public offering in May 2007. The Company elected to terminate its U.S. deferred compensation plan effective in December 2009. As a result of the termination, 6.3 million outstanding restricted stock units and the Company's deferred compensation liability of $88.8 million as of September 30, 2010 are expected to be settled in December 2010. Accordingly, this liability was reclassified from other long-term liabilities to accrued expenses and other current liabilities in December 2009. Additionally, investments held in a rabbi trust to fund the deferred compensation liability were reclassified from other non-current assets to other current assets in December 2009. These investments totaled $67.2 million as of September 2010. The outstanding stock units can only be settled in common stock of the Company and, as such, remain classified in AECOM's stockholder equity as of September 30, 2010.

        Compensation expense relating to employer contributions under defined contribution plans, including the DCP, for fiscal years ended September 30, 2010, 2009 and 2008, was $15.8 million, $16.1 million and $14.3 million, respectively. Issuances and repurchases of AECOM common stock related to employee participants' contributions to and withdrawals from these defined contribution plans are included as issuances and repurchases of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—The Company has stock incentive plans under which key employees can purchase up to 19,400,000 shares of Common Stock under stock options or restricted stock awards while non-employee directors can purchase up to 500,000 shares of Common Stock under stock options. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant. During the years ended September 30, 2010, 2009 and 2008, compensation expense recognized relating to stock options as a result of the fair value method was $4.1 million, $4.4 million and $2.6 million, respectively. Unrecognized compensation expense relating to stock options outstanding as of September 30, 2010 was $4.7 million to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Plans (Continued)

        The fair value of the Company's stock options were determined using the following weighted average assumptions:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.9%	37.6%	33.0%
Risk-free interest rate	1.6%	1.8%	3.5%
Term (in years)	4.5	4.5	4.5

        The weighted average grant-date fair value of stock options granted during the years ended September 30, 2010, 2009 and 2008 was $8.77, $8.04 and $8.91, respectively.

        During the three years in the period ended September 30, 2010, option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance, September 30, 2007	7,727,588	$9.27
Granted	517,100	27.65
Exercised	(2,851,150)	7.70
Cancelled	(84,793)	17.51

Balance, September 30, 2008	5,308,745	11.78
Granted	885,464	23.68
Exercised	(2,330,587)	8.58
Cancelled	(57,622)	22.17

Balance, September 30, 2009	3,806,000	16.36
Granted	375,429	24.93
Exercised	(992,925)	10.55
Cancelled	(67,620)	22.96

Balance, September 30, 2010	3,120,884	$19.09

Exercisable as of September 30, 2008	4,560,286	$10.10

Exercisable as of September 30, 2009	2,508,973	$12.78

Exercisable as of September 30, 2010	2,130,165	$16.44

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Plans (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2010:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$9.76 - $10.34	179,300	0.23	$9.93	$2.58	179,300	0.23	$9.93
10.39 - 11.49	423,000	1.19	10.63	5.78	423,000	1.19	10.63
12.41 - 15.41	847,727	2.72	13.55	9.11	847,727	2.72	13.55
21.01 - 25.52	1,219,381	5.38	23.94	0.54	378,813	4.99	23.43
26.47 - 36.67	451,476	4.43	27.97	—	301,325	4.24	27.83

9.76 - 36.67	3,120,884	3.66	$19.09	$18.01	2,130,165	2.83	$16.44

        The remaining contractual life of options outstanding at September 30, 2010, range from 0 to 7 years and have a weighted average remaining contractual life of 3.66 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2010, 2009 and 2008 was $17.9 million, $46.1 million and $65.5 million, respectively.

        The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period. The Company recognized compensation expense relating to the PEP of $22.3 million, $19.3 million and $19.2 million during the years ended September 30, 2010, 2009 and 2008, respectively. Additionally, the Company issues restricted stock units in connection with acquisitions which vest immediately or which are earned based on service conditions, resulting in compensation expenses of $7.5 million, $1.5 million and $0.0 million during the years ended September 30, 2010, 2009 and 2008, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding as of September 30, 2010 was $27.8 million and $16.0 million, respectively, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $17.3 million, $15.0 million and $20.6 million for the years ended September 30, 2010, 2009 and 2008, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes

        Income tax expense on continuing operations is comprised of:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
	(in thousands)
Current:
Federal	$15,871	$25,813	$57,443
State	7,243	5,306	13,800
Foreign	46,742	49,093	39,720

Total current income tax expense	69,856	80,212	110,963

Deferred:
Federal	15,431	4,233	(28,660)
State	474	(1,439)	(7,188)
Foreign	5,935	(6,004)	1,378

Total deferred income tax expense (benefit)	21,840	(3,210)	(34,470)

Total income tax expense	$91,696	$77,002	$76,493

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	Amount	%	Amount	%	Amount	%
	(in thousands)
Tax at federal statutory rate	$119,391	35.0%	$97,261	35.0%	$82,741	35.0%
State income tax, net of federal benefit	7,276	2.1	5,257	1.9	6,027	2.6
U.S. income tax credits	(21,082)	(6.2)	(19,813)	(7.1)	(15,779)	(6.7)
Foreign tax rate differential	(433)	(0.1)	5,231	1.9	(2,778)	(1.2)
Foreign Research and Experimentation credits	(6,432)	(1.9)	(6,662)	(2.4)	(6,857)	(2.9)
Change in uncertain tax positions	(3,898)	(1.1)	(5,926)	(2.2)	20,180	8.6
Valuation allowance	(1,316)	(0.4)	5,113	1.8	794	0.3
Other items, net	(1,810)	(0.5)	(3,459)	(1.2)	(7,835)	(3.3)

Total income tax expense	$91,696	26.9%	$77,002	27.7%	$76,493	32.4%

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$116,679	$93,649
Net operating loss carry forwards	31,742	25,513
Self insurance reserves	48,835	47,673
R&E and other tax credits	21,463	3,668
Pension liability	54,800	45,180
Accrued liabilities	50,946	54,929
Other	1,631	3,303

Total deferred tax assets	326,096	273,915

Deferred tax liabilities:
Unearned revenue	(128,254)	(93,560)
Depreciation and amortization	(25,066)	(10,635)
Acquired intangible assets	(34,316)	(22,240)
State taxes	(2,853)	1,189
Investments in joint ventures/non-controlled subsidiaries	(5,210)	89

Total deferred tax liabilities	(195,699)	(125,157)

Valuation allowance	(19,753)	(23,542)

Net deferred tax assets	$110,644	$125,216

        The deferred tax assets and liabilities at September 30, 2009 have been reclassified to include an allocation of the federal tax benefit or detriment associated with the future recognition of state deferred tax assets and liabilities. This allocation has no effect on the overall total deferred tax assets and liabilities for this period.

        As of September 30, 2010, the Company has available unused state net operating loss (NOL) carry forwards of $173.6 million and foreign NOL carry forwards of $91.3 million which expire at various dates through 2029. In addition, as of September 30, 2010, the Company has available unused state research and development credits of $8.9 million which can be carried forward indefinitely.

        As of September 30, 2010, the deferred tax assets were $326.1 million. The Company has recorded a valuation allowance of approximately $19.8 million related to state and foreign net operating loss carry forwards and credits. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with ASC 740-10, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

not that the remaining asset of $306.3 million will be realized and, as such, no additional valuation allowance has been provided.

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. The undistributed earnings are approximately $420 million. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability. In March 2010, the Company made a one-time distribution of earnings from an Australian subsidiary of $37.2 million. This transaction was an unusual and infrequent event and the Company will continue to expand its foreign operations by permanently reinvesting its undistributed foreign earnings.

        In July 2006, the FASB issued ASC 740-10 and ASC 805-740, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that the Company has taken or anticipates taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. On October 1, 2007, the Company adopted the provisions of FIN 48 and recorded adjustments of $1.9 million to deferred taxes and $0.2 million to retained earnings.

        As of September 30, 2010, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $72.1 million. The gross unrecognized tax benefits as of September 30, 2010 and September 30, 2009 were $70.5 million and $52.8 million, respectively, excluding interest, penalties, and related tax benefit. Of the $70.5 million, approximately $40.8 million, including related tax benefits, would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2010. The adoption of ASC 805, "Accounting for Business Combinations," at the beginning of the fiscal year ended September 30, 2010 changed the treatment of the reversal of unrecognized tax benefits related to acquired companies which prior to adoption of ASC 805 would have impacted goodwill, but after the adoption of ASC 805, results in the recognition of income tax benefit. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Balance at the beginning of the year	$52,806	$56,965
Gross increase in prior years' tax positions	38,327	2,572
Gross decrease in prior years' tax positions	(12,887)	(11,413)
Decrease due to settlement with tax authorities	(17,061)	—
Gross increase in current period's tax positions	10,797	7,435
Lapse of statute of limitations	(1,507)	(4,457)
Unrecognized tax benefits acquired in current year	—	1,704

Balance at the end of the year	$70,475	$52,806

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statement of income. At September 30, 2009, the accrued interest and penalties were $6.0 million and $0.6 million, respectively, excluding any related income tax

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

benefits. As of September 30, 2010, the accrued interest and penalties were $9.0 million and $0.1 million, respectively, excluding any related income tax benefits.

        The Company files income tax returns in numerous tax jurisdictions, including the U.S., and numerous U.S. states and non-U.S. jurisdictions around the world. The statute of limitations varies by jurisdiction in which the Company operates. Because of the number of jurisdictions in which the Company files tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. With few exceptions, the Company is no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2005.

        A number of tax years are under audit by the relevant federal, state and foreign tax authorities. The Company is currently at appeals with the U.S. Internal Revenue Service for the fiscal years 2006 and 2007 and under examination for the fiscal years 2008 and 2009. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year 2011. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time due to the early status of the tax examinations.

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

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008
	(in thousands)
Denominator for basic earnings per share	114,344	108,003	101,456
Potential common shares:
Stock options	802	1,585	2,650
Other	317	118	109

Denominator for diluted earnings per share	115,463	109,706	104,215

        For the three fiscal years ended September 30, 2010, 2009 and 2008, no options were excluded from the calculation of potential common shares because they were considered anti-dilutive.

21. Commitments and Contingencies

        The Company records amounts representing its estimated liabilities relating to claims, guarantees, litigation, audits and investigations. The Company relies in part on qualified actuaries to assist it in

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company's claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations.

        The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

        In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At September 30, 2010, the Company was contingently liable in the amount of approximately $170.2 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

  Combat Support Associates Joint Venture—Kuwait Labor Law Matter

        On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait. The costs in question, which have been recognized as revenue on an accrual basis over the life of the contract, were incurred in paying Service Terminal Indemnity (STI) to CSA's employees at the end of their employment agreements. The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law. As a result of the issuance of the DCAA Form 1, the U.S. Government withheld approximately $18 million from payments on current year billings pending final resolution of the questioned costs.

        CSA has requested that the U.S. Government contracting officer make a final determination that the costs are proper under the contract. If the contracting officer declines to overrule the DCAA Form 1, CSA intends to utilize all proper avenues to defend against the Government's claim, including appeals processes.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

        The Company believes based upon advice of Kuwaiti legal counsel that CSA has been and continues to be in compliance with STI requirements of Kuwait labor laws. Therefore, the Company presently believes that, if required, CSA would be successful in obtaining a favorable determination of this matter. However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on the Company's results of operations.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Reportable Segments and Geographic Information (Continued)

        The following tables set forth unaudited summarized financial information concerning the Company's reportable segments:

	Professional Technical Services	Management Support Services	Corporate(1)	Total
	(in thousands)
Reportable Segments:
Fiscal Year Ended September 30, 2010:
Revenue	$5,393,729	$1,152,062	$—	$6,545,791
Revenue, net of other direct costs(2)	3,839,309	366,468	—	4,205,777
Gross profit	389,823	40,448	—	430,271
Equity in earnings of joint ventures	9,484	11,503	—	20,987
General and administrative expenses	—	—	110,463	110,463
Operating income	399,307	51,951	(110,463)	340,795
Segment assets	4,479,413	734,824	28,672	5,242,909
Gross profit as a % of revenue	7.2%	3.5%		6.6%
Gross profit as a % of revenue, net of other direct costs(2)	10.2%	11.0%		10.2%
Fiscal Year Ended September 30, 2009:
Revenue	$5,057,688	$1,061,777	$—	$6,119,465
Revenue, net of other direct costs(2)	3,565,481	253,488	—	3,818,969
Gross profit	312,948	38,255	—	351,203
Equity in earnings of joint ventures	12,465	10,092	—	22,557
General and administrative expenses	—	—	86,894	86,894
Operating income	325,413	48,347	(86,894)	286,866
Segment assets	3,537,342	266,328	(13,789)	3,789,881
Gross profit as a % of revenue	6.2%	3.6%		5.7%
Gross profit as a % of revenue, net of other direct costs(2)	8.8%	15.1%		9.2%
Fiscal Year Ended September 30, 2008:
Revenue	$4,327,871	$866,811	$—	$5,194,682
Revenue, net of other direct costs(2)	3,133,731	155,777	—	3,289,508
Gross profit	261,614	25,284	—	286,898
Equity in earnings of joint ventures	13,279	8,912	—	22,191
General and administrative expenses	—	—	70,582	70,582
Segment income from operations	274,893	34,196	(70,582)	238,507
Segment assets	3,289,489	216,537	90,164	3,596,190
Gross profit as a % of revenue	6.0%	2.9%		5.5%
Gross profit as a % of revenue, net of other direct costs(2)	8.3%	16.2%		8.7%

(1)
Corporate assets include intercompany eliminations.

(2)
Non-GAAP measure.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in thousands)
United States	$3,982,892	$1,618,657	$3,756,804	$1,005,027	$3,149,663	$1,021,881
Foreign Countries	2,562,899	572,723	2,362,661	479,180	2,045,019	412,073

Total	$6,545,791	$2,191,380	$6,119,465	$1,484,207	$5,194,682	$1,433,954

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

23. Major Clients

        Approximately 26%, 26% and 23% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2010, 2009 and 2008, respectively. One of these contracts in the MSS segment accounted for approximately 9%, 10% and 10% of the Company's revenue in the years ended September 30, 2010, 2009 and 2008, respectively. No other single client accounted for more than 10% of the Company's revenue.

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

nature. These results of operations include certain reclassifications for discontinued operations for the first, second, and third quarter of fiscal 2009 as described in Note 7.

Fiscal Year 2010:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$1,480,784	$1,601,166	$1,635,183	$1,828,658
Cost of revenue	1,397,807	1,493,271	1,520,118	1,704,324

Gross profit	82,977	107,895	115,065	124,334
Equity in earnings of joint ventures	4,378	3,451	5,941	7,217
General and administrative expenses	21,865	27,898	28,327	32,373

Income from operations	65,490	83,448	92,679	99,178
Other income (expense)	1,704	1,829	(253)	6,970
Interest income (expense), net	(975)	(2,385)	(1,126)	(5,442)

Income from continuing operations before income tax expense	66,219	82,892	91,300	100,706
Income tax expense	16,465	21,048	22,665	31,518

Income from continuing operations	49,754	61,844	68,635	69,188
Discontinued operations, net of tax	113	(190)	—	—

Net income	49,867	61,654	68,635	69,188
Non-controlling interest in income of consolidated subsidiaries, net of tax	(4,085)	(3,165)	(3,793)	(1,414)

Net income attributable to AECOM	$45,782	$58,489	$64,842	$67,774

Net income allocation:
Preferred stock dividend	$35	$35	$34	$23
Net income available for common stockholders	45,747	58,454	64,808	67,751

Net income attributable to AECOM	$45,782	$58,489	$64,842	$67,774

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.40	$0.51	$0.57	$0.58
Discontinued operations	—	—	—	—

	$0.40	$0.51	$0.57	$0.58

Diluted
Continued operations	$0.40	$0.51	$0.56	$0.58
Discontinued operations	—	—	—	—

	$0.40	$0.51	$0.56	$0.58

Weighted average common shares outstanding:
Basic	113,153	113,801	114,539	115,881
Diluted	114,498	115,044	115,620	116,690

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$1,452,628	$1,498,058	$1,541,289	$1,627,490
Cost of revenue	1,372,021	1,410,125	1,453,772	1,532,344

Gross profit	80,607	87,933	87,517	95,146
Equity in earnings of joint ventures	5,736	4,904	6,153	5,764
General and administrative expenses	17,246	23,931	20,071	25,646

Income from operations	69,097	68,906	73,599	75,264
Other income (expense)	(4,788)	(1,418)	3,248	4,671
Interest income (expense), net	(3,598)	(1,919)	(2,617)	(2,557)

Income from continuing operations before income tax expense	60,711	65,569	74,230	77,378
Income tax expense	17,460	18,431	21,187	19,924

Income from continuing operations	43,251	47,138	53,043	57,454
Discontinued operations, net of tax	500	1,192	1,118	182

Net income	43,751	48,330	54,161	57,636
Non-controlling interest in income of consolidated subsidiaries, net of tax	(2,846)	(4,932)	(3,040)	(3,364)

Net income attributable to AECOM	$40,905	$43,398	$51,121	$54,272

Net income allocation:
Preferred stock dividend	$36	$35	$34	$34
Net income available for common stockholders	40,869	43,363	51,087	54,238

Net income attributable to AECOM	$40,905	$43,398	$51,121	$54,272

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.39	$0.40	$0.45	$0.49
Discontinued operations	—	0.01	0.01	—

	$0.39	$0.41	$0.46	$0.49

Diluted
Continued operations	$0.38	$0.39	$0.45	$0.48
Discontinued operations	—	0.01	0.01	—

	$0.38	$0.40	$0.46	$0.48

Weighted average common shares outstanding:
Basic	104,529	106,465	109,872	111,145
Diluted	106,620	108,148	111,515	112,542

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Subsequent Events

        In October 2010, the Company completed acquisitions of Davis Langdon in Australia and New Zealand, Europe, the Middle East and the United States. In November 2010, the Company completed its acquisition of Davis Langdon in South Africa. Davis Langdon is a global cost and project management consultancy firm which provides cost and project management services, and specialist consultancy services, to clients around the world. The Davis Langdon transactions are valued in the aggregate at approximately $324 million in cash and stock.

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2010. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2010 included in this Annual Report on Form 10-K, and has issued an audit report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement to be filed for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2010 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement to be filed for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2010 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from our definitive proxy statement to be filed for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2010 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement to be filed for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2010 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement to be filed for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2010 year end.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2010 and 2009 and for each of the three years in the period ended September 30, 2010 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial statement schedules—schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

Exhibit Numbers	Description
2.1	Purchase Agreement, dated as of February 11, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008)

Exhibit Numbers	Description
2.2	Amendment No. 1 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008)
2.3
Amendment No. 2 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008)
2.4
Stock Purchase Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, AECOM Technical Services, Inc., Tishman Construction Corporation and the stockholders of Tishman Construction Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)
2.5
Stock Purchase Agreement, dated as of July 30, 2010, by and among MT Holding LLC, T&A Holding LLC, AECOM Government Services, Inc., AECOM Technology Corporation (solely for purposes of Article XI thereof) and The Veritas Capital Fund II, L.P. (solely for purposes of Article XI thereof) (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on August 4, 2010)
3.1
Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.2	Certificate of Designations for Class C Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.3	Certificate of Designations for Class E Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.4
Certificate of Designations for Class F Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.4 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.5
Certificate of Designations for Class G Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.5 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 2, 2009)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
4.2
Investor Rights Agreement, dated as of February 9, 2006, among AECOM Technology Corporation and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
4.2	Amendment No. 1 to Investor Rights Agreement, dated as of February 14, 2006, among AECOM Technology Corporation and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
4.3
Joinder Agreement to the Investor Rights Agreement, dated as of February 9, 2006, as amended, by and among AECOM Technology Corporation and the investor party thereto (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
4.4
Joinder Agreement to Investor Rights Agreement, dated as of February 14, 2006, as amended, by and among AECOM Technology Corporation and the investor party thereto (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.1
Amended and Restated Credit Agreement, dated as of September 22, 2006, among AECOM Technology Corporation, the Subsidiary Borrowers, Union Bank of California, N.A., as Administrative Agent, a Letter of Credit Issuing Lender and the Swing Line Lender, Harris N.A., as a Letter of Credit Issuing Lender, Bank of Montreal acting under its trade name BMO Capital Markets, as Syndication Agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 25, 2010, by and among AECOM Technology Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent and swing line lender and Union Bank of California, N.A., Wells Fargo Bank, N.A., BMO Capital Markets Financing, Inc. and BNP Paribas as syndication agents (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on July 1, 2010)
10.3
Second Amended and Restated Credit Agreement, dated as of August 31, 2007, among AECOM Technology Corporation, the Subsidiary Borrowers, Bank of America, N.A., Union Bank of California, N.A., Harris N.A. (solely in the case of those Existing Letters of Credit referred to below that were issued by Harris N.A.), HSBC Bank USA, National Association, and BNP Paribas, in their respective capacities as a letter of credit issuing lender, Bank of America, N.A., as administrative agent and swing line lender, and Union Bank of California, N.A., Wells Fargo Bank, N.A., BMO Capital Markets Financing, Inc., and BNP Paribas, in their respective capacities as a syndication agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2007)
10.4
Term Credit Agreement dated as of September 22, 2006, among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as the Borrowers, Union Bank of California, N.A., as the Administrative Agent, BMO Capital Markets, as Co-Lead Arrangers and Co-Book Managers, Bank of Montreal, acting under its trade name BMO Capital Markets, as the Syndication Agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
10.5	Guarantee dated as of January 9, 2007 among AECOM Technology Corporation, HSBC Bank USA National Association and the other bank parties thereto (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.6
First Amendment to Term Credit Agreement, dated as of August 31, 2007, by and among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as borrowers, the lender parties thereto, Union Bank of California, N.A., and Bank of Montreal, as the syndication agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2007)
10.7
Third Amendment to Term Credit Agreement, dated as of June 25, 2010, by and among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as borrowers, the lenders party thereto, Union Bank, N.A., as the administrative agent, and Bank of Montreal, acting under its trade name BMO Capital Markets, as syndication agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 1, 2010)
10.8
Credit Agreement, dated as of September 16, 2010, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 22, 2010)
10.9
Office Lease, dated June 13, 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.10
First Amendment to Office Lease, dated September 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.11
Second Amendment to Office Lease, dated October 22, 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.12
Second Supplemental Agreement of Lease dated as of November 15, 2005, between 605 Third Avenue FEE LLC and DMJM + HARRIS, Inc. (incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.13#
AECOM Technology Corporation Stock Purchase Plan, restated as of October 1, 2006 (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.14#
Amendment 2006-1, dated as of October 1, 2006, to AECOM Technology Corporation Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
10.15#	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.16#
First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.17#
Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.18#
Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.19#
1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.20#
First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.21#
Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.22#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.23#
First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.24#
Second Amendment, effective July 1, 1998, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.25#
Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.26#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form 1 filed with the SEC on January 29, 2007)
10.27#
First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.28#
Second Amendment, effective March 1, 2003, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.26 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
10.29#	Third Amendment, effective April 1, 2004, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.27 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.30#	2005 ENSR Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.31#	2005 UMA Group Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.32#	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.33	Cansult Maunsell Merger Investment Plan, dated September 11, 2006 (incorporated by reference to Exhibit 10.31 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.34	AECOM Technology Corporation Equity Investment Plan (incorporated by reference to Exhibit 10.32 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.35#	Global Stock Investment Plan—United Kingdom (incorporated by reference to Exhibit 10.33 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.36#	Hong Kong Stock Investment Plan—Grandfathered Directors (incorporated by reference to Exhibit 10.34 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.37#	AECOM Retirement & Savings Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.38#
Executive Employment Agreement between AECOM Technology Corporation and James R. Royer (incorporated by reference to Exhibit 10.36 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.39#	Change in Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 11, 2009)
10.40#
Standard Terms and Conditions for Non-Qualified Stock Options under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2008)
10.41#
Standard Terms and Conditions for Restricted Stock Units under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2008)
10.42#
Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2008)

Exhibit Numbers	Description
10.43#	Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)
10.44
Note Purchase Agreement, dated June 28, 2010, by and among AECOM Technology Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 1, 2010)
10.45#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the SEC on May 24, 2010)
10.46#
Consulting Agreement, dated as of May 4, 2010, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 7, 2010)
21.1	Subsidiaries of AECOM
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*°	XBRL Instance Document
101.SCH*°	XBRL Taxonomy Extension Schema
101.CAL*°	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*°	XBRL Taxonomy Extension Labels Linkbase
101.PRE*°	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*°	XBRL Taxonomy Extension Definition Linkbase

#
Management contract or compensatory plan or arrangement.

*
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION
By:	/s/ JOHN M. DIONISIO John M. Dionisio President and Chief Executive Officer (Principal Executive Officer)
Date:	November 19, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN M. DIONISIO John M. Dionisio	President and Chief Executive Officer (Principal Executive Officer)	November 19, 2010
/s/ MICHAEL S. BURKE Michael S. Burke	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2010
/s/ RONALD E. OSBORNE Ronald E. Osborne	Vice President, Corporate Controller (Principal Accounting Officer)	November 19, 2010
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman	November 19, 2010
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, Vice Chairman	November 19, 2010
/s/ FRANCIS S.Y. BONG Francis S.Y. Bong	Director	November 19, 2010
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director	November 19, 2010

Signature	Title	Date

/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 19, 2010
/s/ S. MALCOLM GILLIS S. Malcolm Gillis	Director	November 19, 2010
/s/ LINDA GRIEGO Linda Griego	Director	November 19, 2010
/s/ ROBERT J. LOWE Robert J. Lowe	Director	November 19, 2010
/s/ NORMAN Y. MINETA Norman Y. Mineta	Director	November 19, 2010
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	November 19, 2010
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	November 19, 2010