Form 10-Q
period 2010-12-31
AECOM TECHNOLOGY CORP
filed 2011-02-09
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 1, 2011, 118,727,138 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$349,120	$570,521
Cash in consolidated joint ventures	72,118	42,336
Total cash and cash equivalents	421,238	612,857
Accounts receivable—net	2,315,592	2,170,188
Prepaid expenses and other current assets	126,608	157,840
Income taxes receivable	120,826	—
Deferred tax assets—net	—	5,614
TOTAL CURRENT ASSETS	2,984,264	2,946,499
PROPERTY AND EQUIPMENT—NET	282,436	258,784
DEFERRED TAX ASSETS—NET	40,319	105,030
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	69,674	53,235
GOODWILL	2,007,684	1,690,386
INTANGIBLE ASSETS—NET	137,863	108,645
OTHER NON-CURRENT ASSETS	97,800	80,330
TOTAL ASSETS	$5,620,040	$5,242,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6,143	$2,087
Accounts payable	553,619	589,076
Accrued expenses and other current liabilities	819,144	902,824
Billings in excess of costs on uncompleted contracts	358,262	341,959
Income taxes payable	—	1,960
Deferred tax liability—net	5,147	—
Current portion of long-term debt	12,750	14,354
TOTAL CURRENT LIABILITIES	1,755,065	1,852,260
OTHER LONG-TERM LIABILITIES	387,988	337,494
LONG-TERM DEBT	1,187,591	914,686
TOTAL LIABILITIES	3,330,644	3,104,440

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 2,500,000; issued and outstanding, 0 and 2,305 shares as of December 31 and September 30, 2010; respectively, $100.00 liquidation preference value	—	231
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 116,679,645 and 115,316,783 as of December 31 and September 30, 2010, respectively	1,167	1,153
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 0 and 52 shares as of December 31 and September 30, 2010; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 4 and 4 shares as of December 31 and September 30, 2010; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,662,764	1,585,044
Accumulated other comprehensive loss	(135,285)	(147,521)
Retained earnings	707,971	651,105
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,236,617	2,090,012
Noncontrolling interests	52,779	48,457
TOTAL STOCKHOLDERS’ EQUITY	2,289,396	2,138,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,620,040	$5,242,909

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2010	December 31, 2009

Revenue	$1,936,183	$1,480,784

Cost of revenue	1,830,848	1,397,807
Gross profit	105,335	82,977

Equity in earnings of joint ventures	8,097	4,378
General and administrative expenses	23,262	21,865
Income from operations	90,170	65,490

Other income	2,288	1,704
Interest expense, net	(9,872)	(975)
Income from continuing operations before income tax expense	82,586	66,219

Income tax expense	20,503	16,465

Income from continuing operations	62,083	49,754
Discontinued operations, net of tax	—	113
Net income	62,083	49,867
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(5,215)	(4,085)
Net income attributable to AECOM	$56,868	$45,782

Net income allocation:
Preferred stock dividend	$2	$35
Net income available for common stockholders	56,866	45,747
Net income attributable to AECOM	$56,868	$45,782

Net income attributable to AECOM per share:
Basic and diluted
Continuing operations	$0.48	$0.40
Discontinued operations	—	—
	$0.48	$0.40

Weighted average shares outstanding:
Basic	118,001	113,153
Diluted	119,115	114,498

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31, 2010	December 31, 2009

Net income	$62,083	$49,867

Other comprehensive income, net of tax:
Foreign currency translation adjustments	11,538	12,704
Swap valuation	—	400
Pension adjustments	698	870
Comprehensive income, net of tax	$74,319	$63,841
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(5,215)	(4,085)
Comprehensive income attributable to AECOM, net of tax	$69,104	$59,756

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,083	$49,867
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,843	22,340
Equity in earnings of unconsolidated joint ventures	(8,097)	(4,378)
Distribution of earnings from unconsolidated joint ventures	7,682	3,240
Non-cash stock compensation	8,030	8,813
Excess tax benefit from share-based payment	(60,051)	(768)
Foreign currency translation	(3,069)	2,425
Other non-cash expense	749	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	(89,688)	—
Accounts receivable	(10,148)	(16,700)
Prepaid expenses and other assets	4,177	(10,575)
Accounts payable	(47,994)	(51,727)
Accrued expenses and other current liabilities	(54,766)	(57,912)
Billings in excess of costs on uncompleted contracts	9,562	23,794
Other long-term liabilities	(25,945)	2,147
Income taxes payable	(1,713)	(912)
Net cash used in operating activities from continuing operations	(179,345)	(30,346)
Net cash used in operating activities from discontinued operations	—	(4,227)
Net cash used in operating activities	(179,345)	(34,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(298,731)	(39,600)
Proceeds from disposal of business	—	25,799
Net investment in unconsolidated joint ventures	(18,897)	4,768
Purchases of investment securities/funds	(16,595)	—
Payments for capital expenditures	(16,019)	(14,520)
Net cash used in investing activities	(350,242)	(23,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	582,009	19,246
Repayments of borrowings under credit agreements	(311,697)	(4,291)
Proceeds from loan on deferred compensation plan investments	59,324	—
Proceeds from issuance of common stock	6,081	2,876
Proceeds from exercise of stock options	2,902	1,191
Payments to repurchase common stock	(63,461)	(1,222)
Excess tax benefit from share-based payment	60,051	768
Net distributions to noncontrolling interests	(1,062)	(973)
Net cash provided by financing activities	334,147	17,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,821	2,703
NET DECREASE IN CASH AND CASH EQUIVALENTS	(191,619)	(37,828)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	612,857	290,777
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$421,238	$252,949

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$58,868	$33,500

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.  The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2011.

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

2.              New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements.  The Company adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  This guidance becomes effective for the Company in its fiscal year beginning October 1, 2011.  The Company does not believe that the adoption of the separate disclosures related to Level 3 measurements in its fiscal year beginning October 1, 2011 will have a material impact on its consolidated financial statements.

On October 1, 2010, the Company adopted guidance issued by the FASB on revenue recognition.  The new guidance provides another alternative for determining the selling price of deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, and requires companies to allocate arrangement consideration to separate deliverables using the relative selling price method.  The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.

On October 1, 2010, the Company also adopted guidance issued by the FASB on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of whether the Company has the power to direct the activities over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements, see Note 6.

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed five business acquisitions during the quarter ended December 31, 2010.  Total consideration related to these acquisitions consisted of $298.7 million in cash, net of cash acquired, and $58.9 million in Company stock.  Business acquisitions completed during the quarter ended December 31, 2010 did not meet the quantitative thresholds to require pro forma disclosures of operating results either individually or in the aggregate based on the Company’s consolidated assets and income.  Significant acquisitions during the quarter ended December 31, 2010 included four separate global cost and project management consultancy firms, that operated under the Davis Langdon name, including businesses in Europe and Middle East, Australia and New Zealand, South Africa, and North America.  Each of the four acquisitions were separately negotiated, executed by separate purchase agreements, with no one acquisition contingent upon the other, and the four businesses, although operating as part of a Swiss Verein, under which they shared certain naming and marketing rights, were not under common control or management.  Business acquisitions during the quarter ended December 31, 2010 also included RSW, Inc., an international engineering firm based in Montreal, Quebec, Canada.

The changes in the carrying value of goodwill by reporting segment for the three months ended December 31, 2010 and 2009 were as follows:

	September 30, 2010	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2010
	(in millions)
Reporting Unit
Professional Technical Services	$1,355.0	$4.9	$6.3	$302.7	$1,668.9
Management Support Services	335.4	3.4	—	—	338.8
Total	$1,690.4	$8.3	$6.3	$302.7	$2,007.7

	September 30, 2009	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2009
	(in millions)
Reporting Unit
Professional Technical Services	$1,060.1	$(1.9)	$4.8	$46.1	$1,109.1
Management Support Services	2.8	—	—	21.8	24.6
Total	$1,062.9	$(1.9)	$4.8	$67.9	$1,133.7

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2010 and September 30, 2010, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2010			September 30, 2010
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$98.5	$(70.0)	$28.5	$80.7	$(65.5)	$15.2	1 – 5
Customer relationships	134.8	(28.5)	106.3	114.0	(24.6)	89.4	10
Trademark / tradename	4.0	(0.9)	3.1	4.2	(0.2)	4.0	2
Total	$237.3	$(99.4)	$137.9	$198.9	$(90.3)	$108.6

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time.  The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.  The Company has yet to complete its final valuation of intangible assets for certain recent acquisitions.  During the quarter ended December 31, 2010, the Company completed its final valuation of identifiable intangible assets for Tishman Construction Corporation (Tishman) and McNeil Technologies, Inc. (McNeil).  These final valuations were not materially different from previously recorded estimates.  The Company is in the process of finalizing deferred taxes and fair values relating to projects and leases for recent acquisitions including Tishman and McNeil.  Post-acquisition adjustments primarily relate to project related liabilities.

Amortization expense of acquired intangible assets included within cost of revenue was $9.1 million and $7.1 million for the three months ended December 31, 2010 and 2009, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2011 and for the succeeding years:

Fiscal Year	(in millions)
2011 (nine months remaining)	$25.6
2012	24.2
2013	16.1
2014	16.0
2015	14.7
Thereafter	41.3
Total	$137.9

In addition to the above, amortization expense of acquired intangible assets included within equity in earnings of joint ventures was $2.2 million for the three months ended December 31, 2010.  This amortization expense is not expected to be significant for the remainder of fiscal 2011.

4.              Restructuring Costs

In fiscal 2009, in connection with the Earth Tech acquisition, the Company initiated plans for workforce reductions and facility closures.  In fiscal 2010, the Company initiated a restructuring plan for its United Kingdom operations to reduce ongoing overhead costs and improve operating efficiencies.  Restructuring costs are aggregated in cost of revenue within its consolidated statements of income.  The accrued facility costs are expected to be paid over the next four years.

The following table presents a reconciliation of the restructuring reserve balance in the Company’s Professional Technical Services segment from October 1, 2010 to December 31, 2010.

	Three Months Ended December 31, 2010
	Severance Costs	Facility Costs	Total
	(in millions)
Accrual, beginning of the period	$1.3	$15.8	$17.1
Accrued and other adjustments during the period	0.2	—	0.2
Paid during the period	(1.0)	(2.7)	(3.7)
Accrual, end of the period	$0.5	$13.1	$13.6

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
	(in millions)
Billed	$1,312.8	$1,254.8
Unbilled	1,019.5	956.3
Contract retentions	88.6	57.9
Total accounts receivable—gross	2,420.9	2,269.0
Allowance for doubtful accounts	(105.3)	(98.8)
Total accounts receivable—net	$2,315.6	$2,170.2

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of December 31, 2010 and September 30, 2010 are expected to be billed and collected within twelve months.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of December 31, 2010 or September 30, 2010.

6.              Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management and operations and maintenance services.  Joint ventures, the combination of two or more partners, are generally formed for a specific project.  Management of the joint venture is typically controlled by a joint venture executive committee, comprised of a representative from the joint venture partners.  The joint venture executive committee normally provides management oversight and controls decisions which could have significant impact on the joint venture’s economics.

Some of the Company’s joint ventures have no employees and minimal operating expenses.  For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture.  These joint ventures function as pass through entities to bill the third-party customer.  The Company records its share of the services performed and the costs associated with these services, in the Company’s results of operations since it does not have risk related to services provided by the other joint venture partner(s).  For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

The Company also has joint ventures that have their own employees and operating expenses, and to which the Company generally makes a capital contribution.  The Company accounts for these joint ventures either as consolidated entities or equity method investments based on the criteria further discussed below.

Adoption of new consolidation standard

Effective October 1, 2010, the Company adopted guidance issued by the FASB on the consolidation of variable interest entities (VIEs).  The new consolidation standard requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE.  The process for identifying the primary beneficiary of a VIE requires consideration of the factors which provide a party the power to direct the activities that most significantly impact the joint ventures’ economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board, and to a certain extent, a company’s economic interest in the joint venture.  The Company analyzed its joint ventures and effective October 1, 2010, prospectively classified them according to the new consolidation standard as either:

•                  a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE; however, the Company holds the majority voting interest with no significant participative rights available to the other partners; or

•                  a VIE that does not require consolidation because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

Once it was determined that the Company has the power to direct the activities that most significantly impact the joint ventures’ economic performance, the Company assessed whether or not it has the obligation to absorb losses or rights to receive benefits from the entities that could potentially be significant to the entities.

The adoption of the new consolidation standard did not result in the consolidation or de-consolidation of any joint ventures that were material either individually or in the aggregate to the consolidated financial statements of the Company.  The Company has not provided financial or other support during the periods presented to any of its VIEs that it was not previously contractually required to provide.  Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2010	September 30, 2010
	(in millions)
Current assets	$245.3	$242.2
Non-current assets	3.9	17.4
Total assets	$249.2	$259.6

Current liabilities	$18.2	$46.8
Non-current liabilities	39.3	33.4
Total liabilities	57.5	80.2

Total AECOM equity	138.9	130.9
Noncontrolling interests	52.8	48.5
Total owners’ equity	191.7	179.4
Total liabilities and owners’ equity	$249.2	$259.6

Total revenues of the consolidated joint ventures were $216.7 million and $184.4 million for the three months ended December 31, 2010 and December 31, 2009, respectively.  The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	December 31, 2010	September 30, 2010
	(in millions)
Current assets	$458.7	$393.7
Non-current assets	34.7	6.1
Total assets	$493.4	$399.8

Current liabilities	$333.7	$319.8
Non-current liabilities	4.9	4.5
Total liabilities	338.6	324.3

Joint ventures’ equity	154.8	75.5
Total liabilities and joint ventures’ equity	$493.4	$399.8

AECOM’s investment in joint ventures	$69.7	$53.2

	Three Months Ended
	December 31, 2010	December 31, 2009
	(in millions)
Unconsolidated joint ventures’:
Total revenues	$440.0	$389.2
Cost of revenues	415.1	353.1

AECOM’s equity in earnings of unconsolidated joint ventures:
Pass through joint ventures	$0.9	$1.0
Other joint ventures	7.2	3.4
Total	$8.1	$4.4

7.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31, 2010		December 31, 2009
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$1.1	$—	$1.3
Interest cost on projected benefit obligation	2.0	6.6	2.0	5.5
Expected return on plan assets	(2.0)	(6.7)	(2.0)	(6.2)
Amortization of net loss	0.6	0.7	0.3	0.6
Curtailment (gain) / loss recognized	—	—	(1.9)	—
Net periodic (benefit) cost	$0.6	$1.7	$(1.6)	$1.2

The total amounts of employer contributions paid for the three months ended December 31, 2010 were $14.1 million for U.S. plans and $4.0 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2011 are $3.5 million for U.S. plans and $14.5 million for non-U.S. plans.  During the quarter ended December 31, 2009, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.S. employee plans resulting in a curtailment gain of $1.9 million.  Included in other long-term liabilities are net pension liabilities of $185.1 million and $164.2 million as of December 31, 2010 and September 30, 2010, respectively.

8.              Debt

Debt consisted of the following:

	December 31, 2010	September 30, 2010
	(in millions)
Unsecured term credit agreements	$607.4	$609.1
Unsecured senior notes	251.3	250.5
Unsecured revolving credit facility	299.0	26.5
Secured notes	25.8	25.9
Other debt	23.0	19.1
Total debt	1,206.5	931.1
Less: Current portion of debt and short-term borrowings	(18.9)	(16.4)
Long-term debt, less current portion	$1,187.6	$914.7

The following table presents, in millions, scheduled maturities of our debt:

Fiscal Year
2011 (nine months remaining)	$18.0
2012	339.7
2013	122.2
2014	451.4
2015	1.4
Thereafter	273.8
Total	$1,206.5

Unsecured Term Credit Agreements

In September 2010, the Company entered into an unsecured term credit agreement with a syndicate of banks to support its working capital and acquisition needs.  Pursuant to the credit agreement, the Company borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions.  The loans under the credit agreement bear interest, at the Company’s option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin.  The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter.  For the quarter ended December 31, 2010, the average interest rate was 2.8%.  Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012.  Any remaining principal of the loans under the credit agreement is due no later than September 2014.

In September 2006, through certain wholly-owned subsidiaries, the Company entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, the Company also provided a parent company guarantee.  In June 2010, certain of our wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit the Company to enter into the note purchase agreement for a private placement of senior unsecured notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith.  The amounts outstanding on this credit agreement were $7.4 million and $9.1 million at December 31, 2010 and September 30, 2010, respectively.

Unsecured Senior Notes

In June 2010, the Company entered into a Note Purchase Agreement (Purchase Agreement) providing for a private placement of $300.0 million in aggregate principal amount of senior unsecured notes (Notes).  In July 2010 (Closing Date), the Notes were sold to institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million.  The outstanding accreted balance of Series B Notes was $76.3 million at December 31, 2010.  The Company’s obligations under the Notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

The Company has an unsecured revolving credit facility with a syndicate of banks to support its working capital and acquisition needs.  The borrowing capacity under the unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 2012.  The Company may also, at its option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The Company may borrow, at its option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there is a commitment fee, which ranges from 0.10% to 0.25% on any unused commitment.  At December 31, 2010 and September 30, 2010, $299.0 million and $26.5 million were outstanding under the credit facility, respectively.  At December 31, 2010 and September 30, 2010, outstanding standby letters of credit totaled $31.8 million and $31.5 million, respectively, under the credit facility.  The Company could have drawn upon the remaining $269.2 million available under the credit facility.

Covenants and Restrictions

All of the Company’s debt agreements discussed above contain certain negative covenants relating to the Company’s leverage ratio, which is based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization.  The Company’s Unsecured Revolving Credit Facility and Unsecured Term Credit Agreements also contain certain covenants that limit the Company’s ability to, among other things, (i) issue financial and commercial standby letters of credit, (ii) issue performance guarantees, (iii) incur indebtedness and contingent obligations, and (iv) pay dividends or make certain other restricted payments or investments.  The Company’s Unsecured Senior Notes contain certain covenants that restrict indebtedness and require the Company to maintain a minimum net worth.  Should the Company fail to comply with these covenants, all or a portion of its borrowings under the Unsecured Senior Notes and Unsecured Term Credit Agreements could become immediately payable and its Unsecured Revolving Credit Facility could be terminated.  At December 31, 2010, the Company was in compliance with all such covenants.

Interest Rate Swaps

The Company previously had interest rate swap agreements with financial institutions to fix the variable interest rates on portions of debt outstanding under the Company’s revolving credit facility which expired in August 2010.  The Company applied cash flow hedge accounting for the interest rate swap agreements.  Accordingly, the derivatives were recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in other comprehensive income.

The Company’s average effective interest rate on borrowings under the revolving credit facility, including the effects of the swaps, during the three months ended December 31, 2010 and 2009 was 1.2% and 3.6%, respectively.

Secured Notes

Secured notes are notes payable to a bank, collateralized by real properties, which were assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases.  In addition to the unsecured revolving credit facility discussed above, at December 31, 2010, the Company had $248.4 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which, $158.1 million was utilized for outstanding letters of credit.

9.              Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and the Company considers assumptions that market participants would use when pricing the asset or liability.  It measures certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary.  During the three months ended December 31, 2010 and December 31, 2009, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

•                  Level 1  Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                  Level 2  Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

•                 Level 3  Unobservable inputs that are significant to the measurement of the fair value of assets or liabilities.

There were no significant transfers between any of the levels of the fair value hierarchy during the three months ended December 31, 2010 and December 31, 2009.

The following tables summarize the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. government security (1)	$10.2	$10.2	$—
Corporate notes and bonds (1)	2.9	2.9	—
Deferred compensation plan assets (2)	—	—	—
Total assets	$13.1	$13.1	$—

Deferred compensation plan liabilities (2)	$0.9	$—	$0.9
Total liabilities	$0.9	$—	$0.9

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. government security (1)	$9.2	$9.2	$—
Corporate notes and bonds (1)	2.3	2.3	—
Deferred compensation plan assets (2)	—	—	—
Total assets	$11.5	$11.5	$—

Deferred compensation plan liabilities (2)	$88.8	$—	$88.8
Total liabilities	$88.8	$—	$88.8

(1)	Corporate bonds and US government bonds are valued using quoted market prices.
(2)	For additional information about the Company’s deferred compensation plan, refer to Note 18 to the Consolidated Financial Statements in the Company’s 2010 Form 10-K and Note 13 herein.

10.       Share-based Payment

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

The fair value of options granted during the three months ended December 31, 2010 and 2009 were determined using the following weighted average assumptions:

	Three Months Ended December 31,
	2010	2009
Dividend yield	—	—
Expected volatility	38.6%	39.9%
Risk-free interest rate	1.5%	1.6%
Term (in years)	4.5	4.5

For the three months ended December 31, 2010 and 2009, compensation expense recognized related to stock options as a result of the fair value method was $1.1 million and $1.3 million, respectively.  Unrecognized compensation expense relating to stock options outstanding as of December 31, and September 30, 2010 was $6.6 million and $4.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the three months ended December 31 was as follows:

	2010		2009
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)	(in millions)
Outstanding at September 30	3.1	$19.09	3.8	$16.36
Options granted	0.4	27.54	0.3	24.45
Options exercised	(0.3)	11.39	(0.1)	9.97
Options forfeited or expired	—	22.23	—	10.59
Outstanding at December 31	3.2	20.64	4.0	17.24

Vested and expected to vest in the future as of December 31	3.1	$20.51	3.9	$16.93

The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2010 and 2009 was $9.39 and $8.60, respectively.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period.  The Company recognized compensation expense relating to the PEP of $4.4 million and $5.3 million during the three months ended December 31, 2010 and 2009, respectively.  Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $2.5 million and $1.8 million during the three months ended December 31, 2010 and 2009, respectively.  Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $38.0 million and $31.5 million as of December 31, 2010 and $27.8 million and $16.0 million as of September 30, 2010, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows.  Excess tax benefits of $60.1 million and $0.8 million for the three months ended December 31, 2010 and 2009, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.  See also Note 13.

11.       Income Taxes

The effective tax rate was 24.8% and 24.9% for the three months ended December 31, 2010 and 2009, respectively.  The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009.  As a result of the extension, the Company recognized a $3.0 million benefit net of uncertainties during the three months ended December 31, 2010 reflecting anticipated credits for the nine months ended September 30, 2010.  During the three months ended December 31, 2009, the Company recorded a $3.2 million reduction to income tax expense as a result of settling the portion of the Internal Revenue Service audit relating to Research & Experimentation credits.

The Company is currently at Appeals with the U.S. Internal Revenue Service for fiscal 2006 and 2007 and under examination for fiscal 2008 and 2009.  The Company anticipates that the Appeals process will be concluded in the foreseeable future; however, based on the status of the process, it is not possible to estimate the impact of the conclusion on the Company’s unrecognized tax benefits.

As discussed in Note 13, the Company terminated its U.S. deferred compensation plan effective in December 2009 and distributed the plan balances to plan participants in December 2010.  Distributions valued at $223.0 million were made to plan participants, which resulted in taxable earnings to the participants and a tax deductible expense to the Company.  As a result of the distribution, the Company recorded a $89.2 million increase to its income taxes receivable, a $30.9 million reduction in its deferred tax asset and a $58.3 million increase to additional paid in capital.  The increase in additional paid in capital reflects the tax benefits resulting from income tax deductions in excess of recognized compensation expense.

12.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period.  The Company includes as potential common stock equivalent shares the weighted average dilutive effects of outstanding share-based payment awards using the treasury stock method.

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended
	December 31, 2010	December 31, 2009
	(in millions)
Denominator for basic earnings per share	118.0	113.2
Potential common shares:
Stock options	0.7	1.1
Other	0.4	0.2
Denominator for diluted earnings per share	119.1	114.5

For the three months ended December 31, 2010 and 2009, no share-based payment awards were excluded from the calculation of potential common shares because they were considered anti-dilutive.  The Company excludes stock options from the computation of diluted EPS when the option’s price is greater than the average market price of the Company’s common shares.  The Company also would exclude common stock equivalent shares from the computation in loss periods as their effect would be anti-dilutive.

13.       Other Financial Information

Accrued expenses consist of the following:

	December 31, 2010	September 30, 2010
	(in millions)
Accrued salaries and benefits	$324.4	$363.7
Accrued contract costs	418.2	381.1
Deferred compensation plan liability	0.9	88.8
Other accrued expenses	75.6	69.2
	$819.1	$902.8

Accrued contract costs above include balances related to professional liability accruals of $112.9 million and $108.6 million as of December 31, 2010 and September 30, 2010, respectively.  Other accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Deferred Compensation Plan Termination

In December 2009, the Company elected to terminate its U.S. deferred compensation plan.  In accordance with tax code requirements, deferred compensation plan account balances were distributed to all participants in December 2010.  As a result, substantially all of the Company’s deferred compensation plan liability listed in the above table and 5.2 million outstanding stock units were settled in December 2010.  The Company settled these stock units by issuing shares of common stock, which resulted in taxable earnings to the plan participants.  As such, the Company repurchased 1.7 million shares for $48.6 million to satisfy participants’ minimum statutory tax withholdings.

At September 30, 2010, $67.2 million in investments were held in a rabbi trust to fund the deferred compensation plan liability.  In December 2010, the Company borrowed $59.3 million against the balance of these investments to partially fund the distribution of the liability portion of the deferred compensation plan.  The loan is presented as an offset to the investment balance in the accompanying consolidated balance sheets and as proceeds from financing activities in the accompanying statements of cash flows.  As of December 31, 2010, the net investment balance held in the rabbi trust was $9.4 million, which is classified within other current assets.

Other long-term liabilities consist of the following:

	December 31, 2010	September 30, 2010
	(in millions)
Pension liabilities (Note 7)	$185.1	$164.2
Reserve for uncertain tax positions (Note 11)	54.5	72.1
Other	148.4	101.2
	$388.0	$337.5

The components of accumulated other comprehensive loss are as follows:

	December 31, 2010	September 30, 2010
	(in millions)
Foreign currency translation adjustment	$6.0	$(5.5)
Defined benefit minimum pension liability adjustment, net of tax	(141.3)	(142.0)
	$(135.3)	$(147.5)

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.  At December 31, 2010, the Company was contingently liable in the amount of approximately $189.9 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

Combat Support Associates Joint Venture—Kuwait Labor Law Matter

On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait.  The costs in question, which have been recognized as revenue on an accrual basis over the life of the contract, were incurred in paying Service Terminal Indemnity (STI) to CSA’s employees at the end of their employment agreements.  The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law.  As a result of the issuance of the DCAA Form 1, the U.S. Government withheld approximately $18 million from payments on current year billings pending final resolution of the questioned costs.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2010:
Revenue	$1,575.8	$360.4	$—	$1,936.2
Revenue, net of other direct costs(1)	1,084.8	129.0	—	1,213.8
Gross profit	89.5	15.8	—	105.3
Equity in earnings of joint ventures	2.1	6.0	—	8.1
General and administrative expenses	—	—	23.2	23.2
Operating income	91.6	21.8	(23.2)	90.2

Gross profit as a % of revenue	5.7%	4.4%	—	5.4%
Gross profit as a % of revenue, net of other direct costs(1)	8.3%	12.2%	—	8.7%

Three Months Ended December 31, 2009:
Revenue	$1,204.5	$276.3	$—	$1,480.8
Revenue, net of other direct costs(1)	883.8	78.5	—	962.3
Gross profit	71.7	11.3	—	83.0
Equity in earnings of joint ventures	2.3	2.1	—	4.4
General and administrative expenses	—	—	21.9	21.9
Operating income	74.0	13.4	(21.9)	65.5

Gross profit as a % of revenue	6.0%	4.1%	—	5.6%
Gross profit as a % of revenue, net of other direct costs(1)	8.1%	14.4%	—	8.6%

(1)          Non-GAAP measure.

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 51,200 employees and staff employed in the field on projects.

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

Our PTS segment delivers planning, consulting, architecture and engineering design, and program and construction management services to commercial and government clients worldwide in end markets such as the transportation, facilities, environmental, energy, water and government markets.  PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs.

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

Throughout this section, we refer to companies we acquired in the last twelve months as “acquired companies.”

Components of Income and Expense

Our management analyzes the results of our operations using several non-GAAP measures.  As discussed in Overview above, a significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as other direct costs.  Those costs are typically paid to service providers upon our receipt of payment from the client.  We segregate other direct costs from revenue resulting in a measurement that we refer to as “revenue, net of other direct costs,” which is a measure of work performed by AECOM employees and, as discussed in Overview above, a large portion of our fees are derived through work performed by AECOM employees rather than other parties.  We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers, and the related gross margins, as discussed in Results of Operations below.  Because of the importance of maintaining the high quality of work generated by our employees, gross margin is an important metric that management reviews in evaluating the Company’s operating performance.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended December 31,
	2010	2009
	(in millions)
Other Financial Data:
Revenue	$1,936.2	$1,480.8
Other direct costs*	722.4	518.5
Revenue, net of other direct costs*	1,213.8	962.3
Cost of revenue, net of other direct costs*	1,108.5	879.3
Gross profit	105.3	83.0
Equity in earnings of joint ventures	8.1	4.4
General and administrative expenses	23.2	21.9
Income from operations	$90.2	$65.5

Reconciliation of Cost of Revenue:
Other direct costs	$722.4	$518.5
Cost of revenue, net of other direct costs	1,108.5	879.3
Cost of revenue	$1,830.9	$1,397.8

*Non-GAAP measure.

Results of Operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2010	2009	$	%
	(in millions)
Revenue	$1,936.2	$1,480.8	$455.4	30.8%
Other direct costs	722.4	518.5	203.9	39.3
Revenue, net of other direct costs	1,213.8	962.3	251.5	26.1
Cost of revenue, net of other direct costs	1,108.5	879.3	229.2	26.1
Gross profit	105.3	83.0	22.3	26.9
Equity in earnings of joint ventures	8.1	4.4	3.7	84.1
General and administrative expenses	23.2	21.9	1.3	5.9
Income from operations	90.2	65.5	24.7	37.7
Other income	2.3	1.7	0.6	35.3
Interest expense, net	(9.9)	(1.0)	(8.9)	*
Income from continuing operations before income tax expense	82.6	66.2	16.4	24.8
Income tax expense	20.5	16.4	4.1	25.0
Income from continuing operations	62.1	49.8	12.3	24.7
Discontinued operations, net of tax	—	0.1	(0.1)	(100.0)
Net income	62.1	49.9	12.2	24.4
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(5.2)	(4.1)	(1.1)	26.8
Net income attributable to AECOM	$56.9	$45.8	$11.1	24.2%

* Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2010	December 31, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.3	91.4
Gross margin	8.7	8.6
Equity in earnings of joint ventures	0.7	0.5
General and administrative expense	2.0	2.3
Income from operations	7.4	6.8
Other income	0.2	0.2
Interest expense, net	(0.8)	(0.1)
Income from continuing operations before income tax expense	6.8	6.9
Income tax expense	1.7	1.7
Income from continuing operations	5.1	5.2
Discontinued operations, net of tax	—	—
Net income	5.1	5.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.4)
Net income attributable to AECOM	4.7%	4.8%

Revenue

Our revenue for the three months ended December 31, 2010 increased $455.4 million, or 30.8% to $1.9 billion as compared to $1.5 billion for the corresponding period last year.  $385.4 million of our revenue for the three months ended December 31, 2010 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue increased $70.0 million, or 4.7%, from the three months ended December 31, 2009.

The increase in revenue, excluding acquired companies, for the three months ended December 31, 2010 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia, Asia and Canada of approximately $35 million, $15 million and $10 million, respectively, partially offset by a reduction in services for clients in Europe and the United States.  Additionally, approximately $20 million of the increase was attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended December 31, 2010 increased $251.5 million, or 26.1%, to $1.2 billion as compared to $962.3 million for the corresponding period last year.  Of this increase, $181.1 million, or 72.0%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $70.4 million, or 7.3% over the three months ended December 31, 2009.

The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $25 million and $15 million, respectively, and increased activity in various MSS projects. Additionally, approximately $15 million of the increase was attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Gross Profit

Our gross profit for the three months ended December 31, 2010 increased $22.3 million, or 26.9%, to $105.3 million as compared to $83.0 million for the corresponding period last year.  $4.5 million of our gross profit for the three months ended December 31, 2010 was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $17.8 million, or 21.4%, from the three months ended December 31, 2009.  For the three months ended December 31, 2010, gross profit, as a percentage of revenue, net of other direct costs, increased to 8.7% from 8.6% in the three months ended December 31, 2009.

$2 million of the increase in gross profit, excluding acquired companies, was attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2010 increased $3.7 million, or 84.1%, to $8.1 million as compared to $4.4 million in the corresponding period last year.

$3.3 million of our equity in earnings of joint ventures for the three months ended December 31, 2010 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, equity in earnings of joint ventures increased $0.4 million, or 9.1%, from the three months ended December 31, 2009.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2010 increased $1.3 million, or 5.9%, to $23.2 million as compared to $21.9 million for the corresponding period last year.  As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 2.3% in the three months ended December 31, 2009 to 2.0% in the three months ended December 31, 2010.

The increase in general and administrative expenses was primarily attributable to costs associated with staffing and other expenses associated with the growth in our business.

Other Income

Our other income for the three months ended December 31, 2010 was $2.3 million as compared to other income of $1.7 million for the three months ended December 31, 2009.

Other income is primarily comprised of net gains and losses on investments we hold to offset our exposure related to employees’ investments in a deferred compensation plan.

Interest Expense, Net

Our net interest expense for the three months ended December 31, 2010 was $9.9 million as compared to $1.0 million of net interest expense for the three months ended December 31, 2009.

The increase in interest expense primarily relates to increased borrowings associated with the funding of acquisitions.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2010 increased $4.1 million, or 25.0%, to $20.5 million as compared to $16.4 million for the three months ended December 31, 2009.  The effective tax rate was 24.8% and 24.9% for the three months ended December 31, 2010 and 2009, respectively.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009.  As a result of the extension, the Company recognized a $3.0 million benefit net of uncertainties during the three months ended December 31, 2010 reflecting anticipated credits for the nine-months ended September 30, 2010.  The benefit recorded during the three-month period ended December 31, 2009 was primarily related to a $3.2 million reduction in the reserve for uncertain tax positions resulting from the Research and Experimentation Credit portion of the Internal Revenue Service examination of fiscal 2006 and 2007.

Net Income Attributable to AECOM

The factors described above resulted in net income of $56.9 million for the three months ended December 31, 2010, as compared to net income of $45.8 million for the three months ended December 30, 2009.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended
	December 31,	December 31,	Change
	2010	2009	$	%
	(in millions)
Revenue	$1,575.8	$1,204.5	$371.3	30.8%
Other direct costs	491.0	320.7	170.3	53.1
Revenue, net of other direct costs	1,084.8	883.8	201.0	22.7
Cost of revenue, net of other direct costs	995.3	812.1	183.2	22.6
Gross profit	$89.5	$71.7	$17.8	24.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2010	December 31, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.7	91.9
Gross margin	8.3%	8.1%

Revenue

Revenue for our PTS segment for the three months ended December 31, 2010 increased $371.3 million, or 30.8%, to $1.6 billion as compared to $1.2 billion for the corresponding period last year.  Revenue provided by companies acquired in the past twelve months was $306.9 million.  Excluding revenue provided by acquired companies, revenue increased $64.4 million, or 5.3%, over the three months ended December 31, 2009.

The increase in revenue, excluding acquired companies, for the three months ended December 31, 2010 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia, Asia and Canada of approximately $35 million, $15 million and $10 million, respectively, partially offset by a reduction in services for clients in Europe and the United States.  Additionally, approximately $20 million of the increase was attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended December 31, 2010 increased $201.0 million, or 22.7%, to $1.1 billion as compared to $883.8 million for the corresponding period last year.  Of this increase, $150.2 million, or 74.7%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $50.8 million, or 5.7%, over the three months ended December 31, 2009.

The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies for the three months ended December 31, 2010 was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $25 million and $15 million, respectively.  Additionally, approximately $15 million of the increase was attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Gross Profit

Gross profit for our PTS segment for the three months ended December 31, 2010 increased $17.8 million, or 24.8%, to $89.5 million as compared to $71.7 million for the corresponding period last year.  Gross profit provided by companies acquired in the past twelve months was $1.2 million.  Excluding gross profit provided by acquired companies, gross profit increased $16.6 million, or 23.2%, from the three months ended December 31, 2009.  As a percentage of revenue, net of other direct costs, gross profit increased to 8.3% of revenue, net of other direct costs, for the three months ended December 31, 2010 from 8.1% in the corresponding period last year.

The increase in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, net of other direct costs, was primarily attributable to the benefits realized from our continuing cost efficiency initiatives including the integration of our acquisitions and improved project performance.

$2 million of the increase in gross profit, excluding acquired companies, was attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Management Support Services

	Three Months Ended
	December 31,	December 31,	Change
	2010	2009	$	%
	(in millions)
Revenue	$360.4	$276.3	$84.1	30.4%
Other direct costs	231.4	197.8	33.6	17.0
Revenue, net of other direct costs	129.0	78.5	50.5	64.3
Cost of revenue, net of other direct costs	113.2	67.2	46.0	68.5
Gross profit	$15.8	$11.3	$4.5	39.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2010	December 31, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	87.8	85.6
Gross margin	12.2%	14.4%

Revenue

Revenue for our MSS segment for the three months ended December 31, 2010 increased $84.1 million, or 30.4%, to $360.4 million as compared to $276.3 million for the corresponding period last year.  Of this increase, $78.5 million, or 93.3%, was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue increased $5.6 million, or 2.0%, over the three months ended December 31, 2009.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended December 31, 2010 increased $50.5 million, or 64.3%, to $129.0 million as compared to $78.5 million for the corresponding period last year.  Of this increase, $30.9 million, or 61.2%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $19.6 million, or 25.0% over the three months ended December 31, 2009.

The increase in revenue, net of other direct costs, excluding acquired companies, for the three months ended December 31, 2010 was primarily attributable to increased activity of self-performed work for our global maintenance and support services for the United States Army and various projects with United States intelligence agencies.

Gross Profit

Gross profit for our MSS segment for the three months ended December 31, 2010 increased $4.5 million, or 39.8%, to $15.8 million as compared to $11.3 million for the corresponding period last year.  Of this increase, $3.3 million, or 73.3%, was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $1.2 million, or 10.6%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 12.2% in the three months ended December 31, 2010 from 14.4% in the corresponding period last year.

The increase in gross profit, excluding acquired companies, for the three months ended December 31, 2010 as compared to the corresponding period in the prior year was primarily attributable to improved performance of a contract with the U.S. government in the Middle East.

The decrease in gross profit, as a percentage of revenue, net of other direct costs for the three months ended December 31, 2010 was primarily due to decreased activity on a depot maintenance project for the United States Army.

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

At December 31, 2010, cash and cash equivalents were $421.2 million, a decrease of $191.7 million, or 31.3%, from $612.9 million at September 30, 2010.  This decrease was primarily attributable to cash used by operating activities and payments for business acquisitions, offset by net proceeds from borrowings.

Net cash used in operating activities was $179.3 million for the three months ended December 31, 2010, an increase of $144.7 million from $34.6 million for the three months ended December 31, 2009.  This increase in cash used in operating activities was primarily attributable to the $89.7 million settlement of our U.S. deferred compensation plan liability, as described in Note 13 to the financial statements, and the $60.1 million excess tax benefit from share-based payment, which was primarily attributable to the settlement of this plan liability.

Net cash used in investing activities was $350.2 million for the three months ended December 31, 2010, an increase of $326.6 million from $23.6 million for the three months ended December 31, 2009.  This increase was primarily due to payments for business acquisitions.

Net cash provided by financing activities was $334.1 million for the three months ended December 31, 2010, compared with $17.6 million in the comparable period last year, an increase of $316.5 million.  This increase was primarily attributable to the increase in net borrowings to fund acquisitions.

Working Capital

Working capital, or current assets less current liabilities, increased $135.0 million, or 12.3%, to $1.2 billion at December 31, 2010 from $1.1 billion at September 30, 2010.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $129.1 million, or 7.1%, to $2.0 billion at December 31, 2010, primarily attributable to recent acquisitions.

Accounts receivable increased 6.7%, or $145.4 million, from September 30, 2010 to December 31, 2010 primarily due to recent acquisitions.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, adjusted for the effects of recent acquisitions, at December 31, 2010, was 90 days compared to the 89 days at September 30, 2010.

In Note 5 to the consolidated financial statements, Accounts Receivable—Net, the Company provides a comparative analysis of the various components of accounts receivable.  Substantially all unbilled receivables as of December 31, 2010 and September 30, 2010 are expected to be billed and collected within twelve months.

The Company records unbilled receivables related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.  In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred.  As of December 31, 2010 and September 30, 2010, the Company had no significant net receivables related to contract claims.  The Company accrues award fees in unbilled receivables only when there is sufficient information to assess contract performance.  On contracts that represent higher than normal risk or technical difficulty, the Company may defer all award fees until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	December 31, 2010	September 30, 2010
	(in millions)
Unsecured term credit agreement	$607.4	$609.1
Unsecured senior notes	251.3	250.5
Unsecured revolving credit facility	299.0	26.5
Secured notes	25.8	25.9
Other debt	23.0	19.1
Total debt	1,206.5	931.1
Less: Current portion of debt and short-term borrowings	(18.9)	(16.4)
Long-term debt, less current portion	$1,187.6	$914.7

The following table presents, in millions, scheduled maturities of our debt:

Fiscal Year
2011 (nine months remaining)	$18.0
2012	339.7
2013	122.2
2014	451.4
2015	1.4
Thereafter	273.8
Total	$1,206.5

Unsecured Term Credit Agreements

In September 2010, we entered into an unsecured term credit agreement with a syndicate of banks to support our working capital and acquisition needs.  Pursuant to the credit agreement, we borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions.  The loans under the credit agreement bear interest, at our option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin.  The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter.  For the quarter ended December 31, 2010, the average interest rate was 2.8%.  Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012.  Any remaining principal of the loans under the credit agreement is due no later than September 2014.

In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time, the opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, we also provided a parent company guarantee.  In June 2010, certain of our wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit the Company to enter into the note purchase agreement for a private placement of senior unsecured notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith.  The amounts outstanding on this credit agreement were $7.4 million and $9.1 million at December 31, 2010 and September 30, 2010, respectively.

Unsecured Senior Notes

In June 2010, we entered into a Note Purchase Agreement (Purchase Agreement) providing for a private placement of $300.0 million in aggregate principal amount of senior unsecured notes (Notes).  In July 2010 (Closing Date), the Notes were sold to institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million.  The outstanding accreted balance of Series B Notes was $76.3 million at December 31, 2010.  Our obligations under the Notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  At December 31, 2010 and September 30, 2010, $299.0 million and $26.5 million, respectively, was outstanding under our credit facility.  At December 31, 2010 and September 30, 2010, outstanding standby letters of credit totaled $31.8 million and $31.5 million, respectively, under our credit facility.  Additionally, we could have drawn upon the remaining $269.2 million available under our credit facility.

Covenants and Restrictions

All of our debt agreements discussed above contain certain negative covenants relating to the Company’s leverage ratio, which is based on outstanding borrowings (including financial letters of credit) and earnings before interest, taxes, depreciation, and amortization.  Our Unsecured Revolving Credit Facility and Unsecured Term Credit Agreements also contain certain covenants that limit our ability to, among other things, (i) issue financial and commercial standby letters of credit, (ii) issue performance guarantees, (iii) incur indebtedness and contingent obligations, and (iv) pay dividends or make certain other restricted payments or investments.  Our Unsecured Senior Notes contain certain covenants that restrict indebtedness and require us to maintain a minimum net worth.  Should we fail to comply with these covenants, all or a portion of its borrowings under the Unsecured Senior Notes and Unsecured Term Credit Agreements could become immediately payable and its Unsecured Revolving Credit Facility could be terminated.  At December 31, 2010, we were in compliance with all such covenants.

Interest Rate Swaps

We previously had interest rate swap agreements with financial institutions to fix the variable interest rates on portions of debt outstanding under the Company’s revolving credit facility which expired in August 2010.  We applied cash flow hedge accounting for the interest rate swap agreements.  Accordingly, the derivatives were recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in other comprehensive income.

Our average effective interest rate on borrowings under our revolving credit facility, including the effects of the swaps, during the three months ended December 31, 2010 and 2009 was 1.2% and 3.6%, respectively.

Secured Notes

Secured notes are notes payable to a bank, collateralized by real properties, which we assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases.  In addition to the revolving credit facility discussed above, at December 31, 2010, we had $248.4 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which, $158.1 million was utilized for outstanding standby letters of credit.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2010, there was approximately $189.9 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of the Company’s pension plans.  The total amounts of employer contributions paid for the three months ended December 31, 2010 were $14.1 million for U.S. plans and $4.0 million for non-U.S. plans.  Funding requirements for each plan are determined based on the local laws of the country where such plan resides.  In certain countries, the funding requirements are mandatory while in other countries, they are discretionary.  We currently expect to contribute $3.5 million to our U.S. plans and $14.5 million for non-U.S. plans in fiscal 2011.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Combat Support Associates Joint Venture—Kuwait Labor Law Matter

On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait.  The costs in question, which have been recognized as revenue on an accrual basis over the life of the contract, were incurred in paying Service Terminal Indemnity (STI) to CSA’s employees at the end of their employment agreements.  The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law.  As a result of the issuance of the DCAA Form 1, the U.S. Government withheld approximately $18 million from payments on current year billings pending final resolution of the questioned costs.

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

New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to fair value measurements.  The Company adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  This guidance becomes effective for the Company in its fiscal year beginning October 1, 2011.  The Company does not believe that the adoption of the separate disclosures related to Level 3 measurements in its fiscal year beginning October 1, 2011 will have a material impact on the consolidated financial statements.

On October 1, 2010, the Company adopted guidance issued by the FASB on revenue recognition.  The new guidance provides another alternative for determining the selling price of deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, and requires companies to allocate arrangement consideration to separate deliverables using the relative selling price method.  The adoption of the guidance did not have a material effect on our consolidated financial statements.

On October 1, 2010, the Company also adopted guidance issued by the FASB on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of whether the Company has the power to direct the activities over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our consolidated financial statements, see Note 6.

Off-Balance Sheet Arrangements

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services.  The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner.  Some of these joint ventures are considered variable interest.  We have consolidated all joint ventures for which we are the primary beneficiary.  For all others, the Company’s portion of the earnings is recorded in equity in earnings of joint ventures.  See Note 10 to the consolidated financial statements in our 2010 Form 10-K and Note 6 herein.  We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of December 31, 2010 and September 30, 2010, we had $906.4 million and $635.6 million, respectively, outstanding borrowings under our credit facility and our term credit agreements.  Interest on amounts borrowed under our credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance.  These borrowings are at offshore rates, for which the applicable margin added can range from 0.50% to 3.25%.  For the three months ended December 31, 2010, our weighted average floating rate borrowings were $755.6 million.  If short term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $7.6 million.  We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of December 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2010 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its “SAFETEA-LU” infrastructure funding program and predecessor programs.  Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research.  A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it.  This raises concerns about the future funding structure for federal highway programs, including the Highway Trust Fund.  We currently anticipate that SAFETEA-LU, which is set to expire in March 2011, will be extended by continuing resolutions of Congress as it has been prior to all previous scheduled expirations.  If SAFETEA-LU is not extended, it could have a material adverse effect on our financial condition and results of operations.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending.  If economic conditions remain uncertain or weaken, our revenue and profitability could be adversely affected.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects.  During 2008 and 2009, worldwide economic conditions deteriorated in the U.S. and in many other countries and regions and there was a severe tightening of the global credit markets.  Economic conditions may remain difficult for the foreseeable future.  If global economic and financial market conditions remain uncertain and/or weak, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services.  In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.  Also, the global demand for commodities has increased raw material costs, which will cause our clients’ projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

Where economies are weakening, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected.  Our government clients may face budget deficits that prohibit them from funding proposed and existing projects.  If economic conditions remain uncertain and/or weaken and/or government spending is reduced, our revenue and profitability could be adversely affected.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines.  At December 31, 2010, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $185.1 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.  Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements.  If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At December 31, 2010, our contracted backlog was approximately $7.9 billion and our awarded backlog was approximately $7.6 billion for a total backlog of $15.5 billion.  Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public sector client, where the project has been funded.  Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed.  We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits.  Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract.  In addition, from time to time projects are delayed, scaled back or cancelled.  These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2010, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

2,340,622 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified above in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

AECOM TECHNOLOGY CORPORATION

Date: February 8, 2011	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer