Form 10-Q
period 2011-03-31
AECOM TECHNOLOGY CORP
filed 2011-05-06
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, 119,197,576 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2011,	September 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347,701	$570,521
Cash in consolidated joint ventures	55,683	42,336
Total cash and cash equivalents	403,384	612,857
Accounts receivable—net	2,316,074	2,170,188
Prepaid expenses and other current assets	128,093	157,840
Income taxes receivable	117,105	—
Deferred tax assets—net	—	5,614
TOTAL CURRENT ASSETS	2,964,656	2,946,499
PROPERTY AND EQUIPMENT—NET	280,297	258,784
DEFERRED TAX ASSETS—NET	56,707	105,030
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	79,972	53,235
GOODWILL	2,047,963	1,690,386
INTANGIBLE ASSETS—NET	131,043	108,645
OTHER NON-CURRENT ASSETS	104,720	80,330
TOTAL ASSETS	$5,665,358	$5,242,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	28,006	$2,087
Accounts payable	551,302	589,076
Accrued expenses and other current liabilities	795,221	902,824
Billings in excess of costs on uncompleted contracts	358,840	341,959
Income taxes payable	—	1,960
Deferred tax liability—net	3,288	—
Current portion of long-term debt	11,010	14,354
TOTAL CURRENT LIABILITIES	1,747,667	1,852,260
OTHER LONG-TERM LIABILITIES	351,464	337,494
LONG-TERM DEBT	1,130,125	914,686
TOTAL LIABILITIES	3,229,256	3,104,440

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 2,500,000; issued and outstanding, 0 and 2,305 shares as of March 31, 2011 and September 30, 2010; respectively, $100.00 liquidation preference value	—	231
Common stock—authorized, 150,000,000 shares of $0.01 par value; issued and outstanding, 117,439,049 and 115,316,783 as of March 31, 2011 and September 30, 2010, respectively	1,175	1,153
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 0 and 52 shares as of March 31, 2011 and September 30, 2010; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 4 and 4 shares as of March 31, 2011 and September 30, 2010; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,678,516	1,585,044
Accumulated other comprehensive loss	(61,747)	(147,521)
Retained earnings	765,686	651,105
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,383,630	2,090,012
Noncontrolling interests	52,472	48,457
TOTAL STOCKHOLDERS’ EQUITY	2,436,102	2,138,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,665,358	$5,242,909

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Revenue	$1,936,421	$1,601,166	$3,872,604	$3,081,950

Cost of revenue	1,836,686	1,493,271	3,667,534	2,891,078
Gross profit	99,735	107,895	205,070	190,872

Equity in earnings of joint ventures	11,330	3,451	19,427	7,829
General and administrative expenses	23,608	27,898	46,870	49,763
Income from operations	87,457	83,448	177,627	148,938

Other income	1,456	1,829	3,744	3,533
Interest expense, net	(10,014)	(2,385)	(19,886)	(3,360)
Income from continuing operations before income tax expense	78,899	82,892	161,485	149,111

Income tax expense	19,239	21,048	39,742	37,513

Income from continuing operations	59,660	61,844	121,743	111,598
Discontinued operations, net of tax	—	(190)	—	(77)
Net income	59,660	61,654	121,743	111,521
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(1,945)	(3,165)	(7,160)	(7,250)
Net income attributable to AECOM	$57,715	$58,489	$114,583	$104,271

Net income allocation:
Preferred stock dividend	$—	$35	$2	$70
Net income available for common stockholders	57,715	58,454	114,581	104,201
Net income attributable to AECOM	$57,715	$58,489	$114,583	$104,271

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.49	$0.51	$0.97	$0.92
Discontinued operations	—	—	—	—
	$0.49	$0.51	$0.97	$0.92

Diluted
Continuing operations	$0.49	$0.51	$0.97	$0.91
Discontinued operations	—	—	—	—
	$0.49	$0.51	$0.97	$0.91

Weighted average shares outstanding:
Basic	117,283	113,801	117,642	113,477
Diluted	118,278	115,044	118,697	114,771

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net income	$59,660	$61,654	$121,743	$111,521

Other comprehensive income, net of tax:
Foreign currency translation adjustments	66,140	4,301	77,678	17,005
Swap valuation	—	359	—	759
Pension adjustments	7,398	32	8,096	902
Comprehensive income, net of tax	$133,198	$66,346	$207,517	$130,187
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(1,945)	(3,165)	(7,160)	(7,250)
Comprehensive income attributable to AECOM, net of tax	$131,253	$63,181	$200,357	$122,937

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,743	$111,521
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	57,154	40,504
Equity in earnings of unconsolidated joint ventures	(19,427)	(7,829)
Distribution of earnings from unconsolidated joint ventures	14,001	4,235
Non-cash stock compensation	12,054	16,465
Excess tax benefit from share-based payment	(61,036)	(8,780)
Foreign currency translation	38,595	4,973
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	(89,688)	—
Accounts receivable	(22,078)	(168,697)
Prepaid expenses and other assets	(15,346)	(9,131)
Accounts payable	(49,115)	(2,336)
Accrued expenses and other current liabilities	(80,019)	(72,147)
Billings in excess of costs on uncompleted contracts	(11,328)	20,340
Other long-term liabilities	(54,386)	1,925
Income taxes payable	12,841	(13,297)
Net cash used in operating activities from continuing operations	(146,035)	(82,254)
Net cash used in operating activities from discontinued operations	—	(4,227)
Net cash used in operating activities	(146,035)	(86,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(303,138)	(40,600)
Proceeds from disposal of business	2,434	25,799
Net investment in unconsolidated joint ventures	(18,176)	5,191
Purchases of investment securities/funds	(16,248)	—
Payments for capital expenditures	(32,107)	(27,467)
Net cash used in investing activities	(367,235)	(37,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	959,704	41,908
Repayments of borrowings under credit agreements	(729,465)	(14,698)
Proceeds from loan on deferred compensation plan investments	59,324	—
Proceeds from issuance of common stock	8,085	3,411
Proceeds from exercise of stock options	5,190	3,934
Payments to repurchase common stock	(66,630)	(12,005)
Excess tax benefit from share-based payment	61,036	8,780
Net (distributions to) contributions from noncontrolling interests	(3,235)	5,438
Net cash provided by financing activities	294,009	36,768

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,788	2,562
NET DECREASE IN CASH AND CASH EQUIVALENTS	(209,473)	(84,228)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	612,857	290,777
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$403,384	$206,549

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$68,454	$33,500

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

The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2011.

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

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed five business acquisitions during the six months ended March 31, 2011.  Total consideration related to these acquisitions consisted of $303.1 million in cash, net of cash acquired, and $68.5 million in Company stock.  Business acquisitions completed during the six months ended March 31, 2011 did not meet the quantitative thresholds to require pro forma disclosures of operating results either individually or in the aggregate based on the Company’s consolidated assets and income.  Acquisitions during the six months ended March 31, 2011 included four separate global cost and project management consultancy firms, that operated under the Davis Langdon name, including businesses in Europe and Middle East, Australia and New Zealand, Africa, and North America.  Each of the four acquisitions were separately negotiated, executed by separate purchase agreements, with no one acquisition contingent upon the other, and the businesses, although operating as part of a Swiss Verein, under which they shared certain naming and marketing rights, were not under common control or management.  Business acquisitions during the six months ended March 31, 2011 also included RSW, Inc., an international engineering firm based in Montreal, Quebec, Canada.

The changes in the carrying value of goodwill by reporting segment for the six months ended March 31, 2011 and 2010 were as follows:

	September 30, 2010	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2011
			(in millions)
Reporting Unit
Professional Technical Services	$1,355.0	$(1.4)	$21.4	$331.5	$1,706.5
Management Support Services	335.4	6.1	—	—	341.5
Total	$1,690.4	$4.7	$21.4	$331.5	$2,048.0

	September 30, 2009	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2010
			(in millions)
Reporting Unit
Professional Technical Services	$1,060.1	$(2.1)	$3.8	$46.2	$1,108.0
Management Support Services	2.8	—	—	21.9	24.7
Total	$1,062.9	$(2.1)	$3.8	$68.1	$1,132.7

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2011 and September 30, 2010, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2011			September 30, 2010
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$90.3	$(73.0)	$17.3	$80.7	$(65.5)	$15.2	1 – 5
Customer relationships	141.2	(32.2)	109.0	114.0	(24.6)	89.4	10
Trademark / tradename	6.7	(2.0)	4.7	4.2	(0.2)	4.0	2
Total	$238.2	$(107.2)	$131.0	$198.9	$(90.3)	$108.6

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time.  The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.  During the six months ended March 31, 2011, the Company completed its final valuations of identifiable intangible assets for Tishman Construction Corporation (Tishman), McNeil Technologies, Inc. (McNeil), and the Davis Langdon businesses in Europe and Middle East, Australia and New Zealand.  These final valuations were not materially different from previously recorded estimates.  The Company has yet to complete its final valuation of intangible assets for certain less significant recent acquisitions.  The Company is also in the process of finalizing deferred taxes and fair values relating to projects and leases for recent acquisitions including Tishman, McNeil, the Davis Langdon businesses, and RSW.  Post-acquisition adjustments primarily relate to project related liabilities.

Amortization expense of acquired intangible assets included within cost of revenue was $17.0 million and $11.1 million for the six months ended March 31, 2011 and 2010, respectively.  The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2011 and for the succeeding years:

Fiscal Year	(in millions)
2011 (six months remaining)	$16.6
2012	21.0
2013	16.6
2014	16.5
2015	15.2
Thereafter	45.1
Total	$131.0

In addition to the above, amortization expense of acquired intangible assets included within equity in earnings of joint ventures was $2.5 million for the six months ended March 31, 2011.  This amortization expense will be $0.6 million for the remainder of fiscal 2011.

4.              Restructuring Costs

Accrued facility costs primarily relate to the 2009 acquisition of Earth Tech, and are expected to be paid over the next four years.  During the three months ended March 31, 2011, the Company incurred severance costs related to employees in the United Kingdom, Middle East, and Libya.

The following table presents a reconciliation of the restructuring reserve balance in the Company’s Professional Technical Services segment from October 1, 2010 to March 31, 2011.

	Six Months Ended March 31, 2011
	Severance Costs	Facility Costs	Total
		(in millions)
Accrual, beginning of the period	$1.3	$15.8	$17.1
Accrued severance expense	7.0	—	7.0
Paid during the period	(3.4)	(5.8)	(9.2)
Accrual, end of the period	$4.9	$10.0	$14.9

Restructuring costs are aggregated in cost of revenue within its consolidated statements of income.

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
	(in millions)
Billed	$1,287.5	$1,223.0
Unbilled	1,072.0	956.3
Contract retentions	94.8	89.7
Total accounts receivable—gross	2,454.3	2,269.0
Allowance for doubtful accounts	(138.2)	(98.8)
Total accounts receivable—net	$2,316.1	$2,170.2

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of March 31, 2011 and September 30, 2010 are expected to be billed and collected within twelve months.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.  The increase in allowance for doubtful accounts from September 30, 2010 to March 31, 2011 was primarily due to the cessation of a project in Libya, as discussed in Note 14.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of March 31, 2011 or September 30, 2010.

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

Some of the Company’s joint ventures have no employees and minimal operating expenses.  For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture.  These joint ventures function as pass through entities to bill the third-party customer.  For consolidated entities, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s results of operations.  For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

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

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	March 31, 2011	September 30, 2010
	(in millions)
Current assets	$234.8	$259.6
Non-current assets	0.1	—
Total assets	$234.9	$259.6

Current liabilities	$63.0	$80.2
Non-current liabilities	—	—
Total liabilities	63.0	80.2

Total AECOM equity	$119.4	$130.9
Noncontrolling interests	52.5	48.5
Total owners’ equity	171.9	179.4
Total liabilities and owners’ equity	$234.9	$259.6

Total revenues of the consolidated joint ventures were $351.4 million and $361.9 million for the six months ended March 31, 2011 and 2010, respectively.  The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	March 31, 2011	September 30, 2010
	(in millions)
Current assets	$471.6	$393.7
Non-current assets	47.3	6.1
Total assets	$518.9	$399.8

Current liabilities	$328.7	$319.8
Non-current liabilities	3.5	4.5
Total liabilities	332.2	324.3

Joint ventures’ equity	186.7	75.5
Total liabilities and joint ventures’ equity	$518.9	$399.8

AECOM’s investment in joint ventures	$80.0	$53.2

	Six Months Ended
	March 31, 2011	March 31, 2010
	(in millions)
Total revenues	$1,002.0	$695.9
Cost of revenues	946.1	631.5

AECOM’s equity in earnings of unconsolidated joint ventures:
Pass through joint ventures	$2.3	$2.4
Other joint ventures	17.1	5.4
Total	$19.4	$7.8

7.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended				Six Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$1.1	$—	$1.3	$—	$2.2	$—	$2.6
Interest cost on projected benefit obligation	2.1	6.7	2.0	5.3	4.1	13.3	4.0	10.8
Expected return on plan assets	(2.1)	(6.8)	(2.0)	(5.8)	(4.1)	(13.5)	(4.0)	(12.0)
Amortization of prior service costs	—	(0.2)	—	(0.2)	—	(0.2)	—	(0.2)
Amortization of net loss	0.7	0.9	0.4	0.6	1.3	1.6	0.7	1.2
Curtailment (gain) / loss recognized	—	(4.2)	—	—	—	(4.2)	(1.9)	—
Net periodic (benefit) cost	$0.7	$(2.5)	$0.4	$1.2	$1.3	$(0.8)	$(1.2)	$2.4

The total amounts of employer contributions paid for the six months ended March 31, 2011 were $15.4 million for U.S. plans and $8.4 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2011 are $2.1 million for U.S. plans and $10.5 million for non-U.S. plans.  During the quarter ended March 31, 2011, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.K. and Ireland employee plans resulting in a curtailment gain of $4.2 million.  During the quarter ended December 31, 2009, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.S. employee plans resulting in a curtailment gain of $1.9 million.  Included in other long-term liabilities are net pension liabilities of $168.0 million and $164.2 million as of March 31, 2011 and September 30, 2010, respectively.

8.              Debt

Debt consisted of the following:

	March 31, 2011	September 30, 2010
	(in millions)
Unsecured term credit agreements	$605.7	$609.1
Unsecured senior notes	252.0	250.5
Unsecured revolving credit facility	229.6	26.5
Notes secured by real properties	25.6	25.9
Other debt	56.2	19.1
Total debt	1,169.1	931.1
Less: Current portion of debt and short-term borrowings	(39.0)	(16.4)
Long-term debt, less current portion	$1,130.1	$914.7

The following table presents, in millions, scheduled maturities of our debt:

Fiscal Year
2011 (six months remaining)	$37.0
2012	271.5
2013	123.2
2014	452.3
2015	2.3
Thereafter	282.8
Total	$1,169.1

Unsecured Term Credit Agreements

In September 2010, the Company entered into an unsecured term credit agreement with a syndicate of banks to support its working capital and acquisition needs.  Pursuant to the credit agreement, the Company borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions.  The loans under the credit agreement bear interest, at the Company’s option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin.  The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter.  For the six months ended March 31, 2011, the average interest rate was 3.1%.  Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012.  Any remaining principal of the loans under the credit agreement is due no later than September 2014.

In September 2006, through certain wholly-owned subsidiaries, the Company entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, the Company also provided a parent company guarantee.  In June 2010, certain of our wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit the Company to enter into the note purchase agreement for a private placement of senior unsecured notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith.  The amounts outstanding on this credit agreement were $5.7 million and $9.1 million at March 31, 2011 and September 30, 2010, respectively.

Unsecured Senior Notes

In June 2010, the Company entered into a Note Purchase Agreement (Purchase Agreement) providing for a private placement of $300.0 million in aggregate principal amount of senior unsecured notes (Notes).  In July 2010, the Notes were sold to institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million.  The outstanding accreted balance of Series B Notes was $77.0 million at March 31, 2011.  The Company’s obligations under the Notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

The Company has an unsecured revolving credit facility with a syndicate of banks to support its working capital and acquisition needs.  The borrowing capacity under the unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 2012.  The Company may also, at its option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The Company may borrow, at its option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there is a commitment fee, which ranges from 0.10% to 0.25% on any unused commitment.  At March 31, 2011 and September 30, 2010, $229.6 million and $26.5 million were outstanding under the credit facility, respectively.  At March 31, 2011 and September 30, 2010, outstanding standby letters of credit totaled $32.0 million and $31.5 million, respectively, under the credit facility.  The Company could have drawn upon the remaining $338.4 million available under the credit facility.

Covenants and Restrictions

Under all of the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of any fiscal quarter.  This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA).  For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions).  As of March 31, 2011, the consolidated leverage ratio was 2.11, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s Unsecured Senior Notes contain covenants that limit certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien.  The Unsecured Senior Notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold.  The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010.  In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter.  The Company’s net worth for this financial covenant is defined as Total AECOM stockholders’ equity.  As of March 31, 2011, our net worth was $2.4 billion, which exceeds the calculated threshold of $1.3 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the Unsecured Senior Notes and Unsecured Term Credit Agreements could become immediately payable and its Unsecured Revolving Credit Facility could be terminated.  At March 31, 2011, the Company was in compliance with all such covenants.

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

The Company’s average effective interest rate on borrowings under the revolving credit facility, including the effects of the swaps in fiscal year 2010, during the six months ended March 31, 2011 and 2010 was 1.3% and 3.4%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases.  In addition to the unsecured revolving credit facility discussed above, at March 31, 2011, the Company had $258.8 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which $173.2 million was utilized for outstanding letters of credit.

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary.  During the six months ended March 31, 2011 and 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

There were no significant transfers between any of the levels of the fair value hierarchy during the six months ended March 31, 2011 and 2010.

The following tables summarize the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. government security (1)	$6.7	$6.7	$—
Corporate notes and bonds (1)	6.4	6.4	—
Total assets	$13.1	$13.1	$—

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. government security (1)	$9.2	$9.2	$—
Corporate notes and bonds (1)	2.3	2.3	—
Total assets	$11.5	$11.5	$—

Deferred compensation plan liabilities (2)	$88.8	$—	$88.8
Total liabilities	$88.8	$—	$88.8

(1)	Corporate bonds and US government bonds are valued using quoted market prices.
(2)	For additional information about the Company’s deferred compensation plan, refer to Note 18 to the Consolidated Financial Statements in the Company’s 2010 Form 10-K and Note 13 herein.

10.       Share-based Payment

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected term of awards granted represents the period of time the awards are expected to be outstanding.  As the Company’s common stock has only been publicly traded since May 2007, expected volatility was based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies.  The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date.  The Company uses historical data as a basis to estimate the probability of forfeitures.

The fair value of options granted during the three and six months ended March 31, 2011 and 2010 were determined using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Dividend yield	—	—	—	—
Expected volatility	38.6%	39.9%	38.6%	39.9%
Risk-free interest rate	1.5%	1.6%	1.5%	1.6%
Term (in years)	4.5	4.5	4.5	4.5

For the six months ended March 31, 2011 and 2010, compensation expense recognized related to stock options as a result of the fair value method was $2.3 million and $1.9 million, respectively.  Unrecognized compensation expense relating to stock options outstanding as of March 31, 2011 and September 30, 2010 was $5.9 million and $4.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the six months ended March 31, 2011 and 2010, was as follows:

	2011		2010
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	3.1	$19.09	3.8	$16.36
Options granted	0.4	27.65	0.4	24.91
Options exercised	(0.4)	12.06	(0.4)	11.01
Options forfeited or expired	—	22.99	—	21.70
Outstanding at March 31	3.1	$21.18	3.8	$17.65

Vested and expected to vest in the future as of March 31	3.0	$21.06	3.7	$17.48

The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2011 and 2010 was $9.43 and $8.76, respectively.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period.  The Company recognized compensation expense relating to the PEP of $3.7 million and $10.8 million during the six months ended March 31, 2011 and 2010, respectively.  Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $6.0 million and $3.4 million during the six months ended March 31, 2011 and 2010, respectively.  Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $33.2 million and $28.8 million as of March 31, 2011 and $27.8 million and $16.0 million as of September 30, 2010, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows.  Excess tax benefits of $61.0 million and $8.8 million for the six months ended March 31, 2011 and 2010, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.  See also Note 13.

11.       Income Taxes

The effective tax rate was 24.6% and 25.2% for the six months ended March 31, 2011 and 2010, respectively.  The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009.  As a result of the extension, the Company recognized a $3.0 million benefit net of uncertainties during the six months ended March 31, 2011 reflecting anticipated credits for the nine months ended September 30, 2010.  During the three months ended December 31, 2009, the Company recorded a $3.2 million reduction to income tax expense as a result of settling the portion of the Internal Revenue Service audit relating to Research & Experimentation credits.

The Company is currently at Appeals with the U.S. Internal Revenue Service for fiscal 2006 and 2007 and under examination for fiscal 2008 and 2009.  The Company anticipates that the Appeals process will be concluded in the foreseeable future; however, based on the status of the process, it is not possible to estimate the impact of the conclusion on the Company’s unrecognized tax benefits.

As discussed in Note 13, the Company terminated its U.S. deferred compensation plan effective in December 2009 and distributed the plan balances to plan participants in December 2010.  Distributions valued at $223.0 million were made to plan participants, which resulted in taxable earnings to the participants and a tax-deductible expense to the Company.  As a result of the distribution, the Company recorded a $89.2 million increase to its income taxes receivable, a $30.9 million reduction in its deferred tax asset and a $58.3 million increase to additional paid in capital.  The increase in additional paid in capital reflects the tax benefits resulting from income tax deductions in excess of recognized compensation expense.

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(in millions)
Denominator for basic earnings per share	117.3	113.8	117.6	113.5
Potential common shares:
Stock options, other	1.0	1.2	1.1	1.3
Denominator for diluted earnings per share	118.3	115.0	118.7	114.8

For the six months ended March 31, 2011 and 2010, no share-based payment awards were excluded from the calculation of potential common shares because they were considered anti-dilutive.  The Company excludes stock options from the computation of diluted EPS when the option’s price is greater than the average market price of the Company’s common shares.  The Company also would exclude common stock equivalent shares from the computation in loss periods as their effect would be anti-dilutive.

13.       Other Financial Information

Accrued expenses consist of the following:

	March 31, 2011	September 30, 2010
	(in millions)
Accrued salaries and benefits	$362.8	$363.7
Accrued contract costs	354.2	381.1
Deferred compensation plan liability	—	88.8
Other accrued expenses	78.2	69.2
	$795.2	$902.8

Accrued contract costs above include balances related to professional liability accruals of $117.8 million and $108.6 million as of March 31, 2011 and September 30, 2010, respectively.  Other accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

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

At September 30, 2010, $67.2 million in investments were held in a rabbi trust to fund the deferred compensation plan liability.  In December 2010, the Company borrowed $59.3 million against the balance of these investments to partially fund the distribution of the liability portion of the deferred compensation plan.  The loan is presented as an offset to the investment balance in the accompanying consolidated balance sheets and as proceeds from financing activities in the accompanying statements of cash flows.  As of March 31, 2011, the net investment balance held in the rabbi trust was $9.2 million, which is classified within other current assets.

Other long-term liabilities consist of the following:

	March 31, 2011	September 30, 2010
	(in millions)
Pension liabilities (Note 7)	$168.0	$164.2
Reserve for uncertain tax positions	55.8	72.1
Other	127.7	101.2
	$351.5	$337.5

The components of accumulated other comprehensive loss are as follows:

	March 31, 2011	September 30, 2010
	(in millions)
Foreign currency translation adjustment	$72.2	$(5.5)
Defined benefit minimum pension liability adjustment, net of tax	(133.9)	(142.0)
	$(61.7)	$(147.5)

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.  At March 31, 2011, the Company was contingently liable in the amount of approximately $205.2 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

The Company believes based upon advice of Kuwaiti legal counsel that CSA has been in compliance with STI requirements of Kuwait labor laws.  Therefore, the Company presently believes that, if required, CSA would be successful in obtaining a favorable determination of this matter.  However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

Libyan Project

Due to the recent civil unrest in Libya, the Company ceased providing services in February 2011 as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  The Company cannot currently determine when or if services will continue.  This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities.  As of March 31, 2011, $35.9 million of liabilities related to this project are included in accompanying consolidated balance sheet.  The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

15.       Reportable Segments

The Company’s operations are organized into two reportable segments: Professional Technical Services (PTS) and Management Support Services (MSS).  The Company’s PTS reportable segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide.  The Company’s MSS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, and technical assistance and systems integration services, primarily for agencies of the U.S. government.  These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business.  The Company has aggregated various operating segments into its PTS reportable segment based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended March 31, 2011:
Revenue	$1,645.6	$290.8	$—	1,936.4
Revenue, net of other direct costs(1)	1,144.8	148.6	—	1,293.4
Gross profit	87.8	12.0	—	99.8
Equity in earnings of joint ventures	4.0	7.3	—	11.3
General and administrative expenses	—	—	23.7	23.7
Operating income	91.8	19.3	(23.7)	87.4

Gross profit as a % of revenue	5.3%	4.1%	—	5.2%
Gross profit as a % of revenue, net of other direct costs(1)	7.7%	8.1%	—	7.7%

Three Months Ended March 31, 2010:
Revenue	$1,316.9	$284.3	$—	$1,601.2
Revenue, net of other direct costs(1)	966.0	85.9	—	1,051.9
Gross profit	95.5	12.4	—	107.9
Equity in earnings of joint ventures	2.0	1.4	—	3.4
General and administrative expenses	—	—	27.9	27.9
Operating income	97.5	13.8	(27.9)	83.4

Gross profit as a % of revenue	7.3%	4.4%	—	6.7%
Gross profit as a % of revenue, net of other direct costs(1)	9.9%	14.4%	—	10.3%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Six Months Ended March 31, 2011:
Revenue	$3,221.4	$651.2	$—	$3,872.6
Revenue, net of other direct costs(1)	2,229.6	277.6	—	2,507.2
Gross profit	177.3	27.8	—	205.1
Equity in earnings of joint ventures	6.1	13.3	—	19.4
General and administrative expenses	—	—	46.9	46.9
Operating income	183.4	41.1	(46.9)	177.6

Gross profit as a % of revenue	5.5%	4.3%	—	5.3%
Gross profit as a % of revenue, net of other direct costs(1)	8.0%	10.0%	—	8.2%

Six Months Ended March 31, 2010:
Revenue	$2,521.4	$560.6	$—	$3,082.0
Revenue, net of other direct costs(1)	1,849.8	164.4	—	2,014.2
Gross profit	167.1	23.8	—	190.9
Equity in earnings of joint ventures	4.3	3.5	—	7.8
General and administrative expenses	—	—	49.8	49.8
Operating income	171.4	27.3	(49.8)	148.9

Gross profit as a % of revenue	6.6%	4.2%	—	6.2%
Gross profit as a % of revenue, net of other direct costs(1)	9.0%	14.5%	—	9.5%

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 44,500 employees and staff employed in the field on projects.

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

Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, integrate and maximize the value of our recent acquisitions, allocate our labor resources to profitable and high growth markets, secure new contracts and renew existing client agreements.  Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation and profitability.

Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors and other project-related expenses, and sales, general and administrative costs.

Due to the recent civil unrest in Libya, the Company ceased providing services in February 2011 as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  The Company cannot currently determine when or if services will continue.  For further information regarding this matter, see discussion in Note 14 to the consolidated financial statements and below in this Management’s Discussion and Analysis section.

Throughout this section, we refer to companies we acquired in the last twelve months as “acquired companies.”

Components of Income and Expense

Our management analyzes the results of our operations using several non-GAAP measures.  As discussed in Overview above, a significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as other direct costs.  Those costs are typically paid to service providers upon our receipt of payment from the client.  We segregate other direct costs from revenue resulting in a measurement that we refer to as “revenue, net of other direct costs,” which is a measure of work performed by AECOM employees and, as discussed in Overview above, a large portion of our fees are derived through work performed by AECOM employees rather than other parties.  We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers, and the related gross margins, as discussed in Results of Operations below.  Because of the importance of maintaining the high quality of work generated by our employees, gross margin is an important metric that we review in evaluating our operating performance.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Other Financial Data:
Revenue	$1,936.4	$1,601.2	$3,872.6	$3,082.0
Other direct costs (1)	643.0	549.3	1,365.4	1,067.8
Revenue, net of other direct costs (1)	1,293.4	1,051.9	2,507.2	2,014.2
Cost of revenue, net of other direct costs (1)	1,193.6	944.0	2,302.1	1,823.3
Gross profit	99.8	107.9	205.1	190.9
Equity in earnings of joint ventures	11.3	3.4	19.4	7.8
General and administrative expenses	23.7	27.9	46.9	49.8
Income from operations	$87.4	$83.4	$177.6	$148.9

Reconciliation of Cost of Revenue:
Other direct costs	$643.0	$549.3	$1,365.4	$1,067.8
Cost of revenue, net of other direct costs	1,193.6	944.0	2,302.1	1,823.3
Cost of revenue	$1,836.6	$1,493.3	$3,667.5	$2,891.1

(1) Non-GAAP measure.

Results of Operations

Three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenue	$1,936.4	$1,601.2	$335.2	20.9%	$3,872.6	$3,082.0	$790.6	25.7%
Other direct costs	643.0	549.3	93.7	17.1	1,365.4	1,067.8	297.6	27.9
Revenue, net of other direct costs	1,293.4	1,051.9	241.5	23.0	2,507.2	2,014.2	493.0	24.5
Cost of revenue, net of other direct costs	1,193.6	944.0	249.6	26.4	2,302.1	1,823.3	478.8	26.3
Gross profit	99.8	107.9	(8.1)	(7.5)	205.1	190.9	14.2	7.4
Equity in earnings of joint ventures	11.3	3.4	7.9	*	19.4	7.8	11.6	*
General and administrative expenses	23.7	27.9	(4.2)	(15.1)	46.9	49.8	(2.9)	(5.8)
Income from operations	87.4	83.4	4.0	4.8	177.6	148.9	28.7	19.3
Other income	1.5	1.9	(0.4)	(21.1)	3.8	3.6	0.2	5.6
Interest expense, net	(10.0)	(2.4)	(7.6)	*	(19.9)	(3.4)	(16.5)	*
Income from continuing operations before income tax expense	78.9	82.9	(4.0)	(4.8)	161.5	149.1	12.4	8.3
Income tax expense	19.3	21.1	(1.8)	(8.5)	39.8	37.5	2.3	6.1
Income from continuing operations	59.6	61.8	(2.2)	(3.6)	121.7	111.6	10.1	9.1
Discontinued operations, net of tax	—	(0.2)	0.2	*	—	(0.1)	0.1	*
Net income	59.6	61.6	(2.0)	(3.2)	121.7	111.5	10.2	9.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(1.9)	(3.1)	1.2	(38.7)	(7.1)	(7.2)	0.1	(1.4)
Net income attributable to AECOM	$57.7	$58.5	$(0.8)	(1.4)%	$114.6	$104.3	$10.3	9.9%

* Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	92.3	89.7	91.8	90.5
Gross margin	7.7	10.3	8.2	9.5
Equity in earnings of joint ventures	0.9	0.3	0.8	0.4
General and administrative expense	1.8	2.7	1.9	2.5
Income from operations	6.8	7.9	7.1	7.4
Other income	0.1	0.2	0.1	0.2
Interest expense, net	(0.8)	(0.2)	(0.8)	(0.2)
Income from continuing operations before income tax expense	6.1	7.9	6.4	7.4
Income tax expense	1.5	2.0	1.5	1.9
Income from continuing operations	4.6	5.9	4.9	5.5
Discontinued operations, net of tax	—	—	—	—
Net income	4.6	5.9	4.9	5.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	(0.3)	(0.3)	(0.3)
Net income attributable to AECOM	4.5%	5.6%	4.6%	5.2%

Revenue

Our revenue for the three months ended March 31, 2011 increased $335.2 million, or 20.9% to $1.9 billion as compared to $1.6 billion for the corresponding period last year.  $415.9 million of our revenue for the three months ended March 31, 2011 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue decreased $80.7 million, or 5.0%, from the three months ended March 31, 2010.

Our revenue for the six months ended March 31, 2011 increased $790.6 million, or 25.7% to $3.9 billion as compared to $3.1 billion for the corresponding period last year.  $801.3 million of our revenue for the six months ended March 31, 2011 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue decreased $10.7 million, or 0.3%, from the six months ended March 31, 2010.

The decrease in revenue, excluding acquired companies, for the three months ended March 31, 2011 was primarily attributable to $77 million in decreased revenue in our MSS segment due to the completion in February 2011 of our Combat Support project with the U.S. government in the Middle East, and reduced professional and technical services provided to clients in the United States, Libya, and Europe of approximately $30 million, $20 million, and $20 million, respectively.  These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $40 million, and approximately $30 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

The decrease in revenue, excluding acquired companies, for the six months ended March 31, 2011 was primarily attributable to reductions in services for clients in the United States, Europe, and Libya of $45 million, $30 million, and $25 million, respectively, and a $71 million decrease in our MSS segment primarily due to the completion of the contract with the U.S. government noted above.  These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $75 million and $30 million, respectively, and approximately $50 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended March 31, 2011 increased $241.5 million, or 23.0%, to $1.3 billion as compared to $1.1 billion for the corresponding period last year.  Of this increase, $215.8 million, or 89.4%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $25.7 million, or 2.4% over the three months ended March 31, 2010.

Our revenue, net of other direct costs, for the six months ended March 31, 2011 increased $493.0 million, or 24.5%, to $2.5 billion as compared to $2.0 billion for the corresponding period last year.  Of this increase, $396.9 million, or 80.5%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $96.1 million, or 4.8% over the six months ended March 31, 2010.

The increase in revenue, net of other direct costs, excluding acquired companies, for the three months ended March 31, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million, and approximately $25 million attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  Additionally, we experienced an increase of $13 million in our MSS segment.  These increases were offset by reductions in services for clients in Europe, Libya, and the United States of approximately $15 million each.

The increase in revenue, net of other direct costs, excluding acquired companies, for the six months ended March 31, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $60 million and $25 million, respectively, and approximately $40 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  Additionally, we experienced an increase of $33 million in our MSS segment.  These increases were offset by reductions in services for clients in Europe, the United States, and Libya of $25 million, $20 million, and $15 million, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2011 decreased $8.1 million, or 7.5%, to $99.8 million as compared to $107.9 million for the corresponding period last year.  $7.6 million of our gross profit for the three months ended March 31, 2011 was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $15.7 million, or 14.6%, from the three months ended March 31, 2010.  For the three months ended March 31, 2011, gross profit, as a percentage of revenue, net of other direct costs, decreased to 7.7% from 10.3% in the three months ended March 31, 2010.

Our gross profit for the six months ended March 31, 2011 increased $14.2 million, or 7.4%, to $205.1 million as compared to $190.9 million for the corresponding period last year.  $12.2 million of our gross profit for the six months ended March 31, 2011 was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit increased $2.0 million, or 1.0%, from the six months ended March 31, 2010.  For the six months ended March 31, 2011, gross profit, as a percentage of revenue, net of other direct costs, decreased to 8.2% from 9.5% in the six months ended March 31, 2010.

The decrease in gross profit for the three months ended March 31, 2011 was primarily attributable to the cessation of services provided under a project with an agency of the Libyan government, partially offset by curtailment gains from freezing future benefits of two pension plans in the United Kingdom, as discussed in the PTS segment below.

The increase in gross profit for the six months ended March 31, 2011 was primarily due to increases in revenue, net of other direct costs, and the pension curtailment gains in our PTS segment, noted above and gross profit provided by our MSS segment, offset by the cessation of service provided under the Libyan project, as discussed in the segment sections below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2011 increased $7.9 million to $11.3 million as compared to $3.4 million in the corresponding period last year.  $5.4 million of our equity in earnings of joint ventures for the three months ended March 31, 2011 was provided by companies acquired in the past twelve months.  Excluding the equity in earnings provided by companies acquired in the past twelve months, equity in earnings of joint ventures increased $2.5 million, or 73.5%, from the three months ended March 31, 2010.

Our equity in earnings of joint ventures for the six months ended March 31, 2011 increased $11.6 million to $19.4 million as compared to $7.8 million in the corresponding period last year.  $8.5 million of our equity in earnings of joint ventures for the six months ended March 31, 2011 was provided by companies acquired in the past twelve months.  Excluding the equity in earnings provided by companies acquired in the past twelve months, equity in earnings of joint ventures increased $3.1 million, or 39.7%, from the six months ended March 31, 2010.

The increases, excluding acquired companies, were primarily due to increased activity in a joint venture with the U.S. Navy.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2011 decreased $4.2 million, or 15.1%, to $23.7 million as compared to $27.9 million for the corresponding period last year.  As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 2.7% in the three months ended March 31, 2010 to 1.8% in the three months ended March 31, 2011.

Our general and administrative expenses for the six months ended March 31, 2011 decreased $2.9 million, or 5.8%, to $46.9 million as compared to $49.8 million for the corresponding period last year.  As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 2.5% in the six months ended March 31, 2010 to 1.9% in the six months ended March 31, 2011.

The decrease in general and administrative expenses was primarily attributable to higher costs associated with the launch of our new branding campaign during the six months ended March 31, 2010.

Other Income

Our other income for the three months ended March 31, 2011 was $1.5 million as compared to other income of $1.9 million for the three months ended March 31, 2010.

Our other income for the six months ended March 31, 2011 was $3.8 million as compared to other income of $3.6 million for the six months ended March 31, 2010.

Other income is primarily comprised of net gains and losses on investments we hold related to a deferred compensation plan which was terminated in December 2010, as discussed in Note 13 to the consolidated financial statements.

Interest Expense, Net

Our net interest expense for the three months ended March 31, 2011 was $10.0 million as compared to $2.4 million of net interest expense for the three months ended March 31, 2010.

Our net interest expense for the six months ended March 31, 2011 was $19.9 million as compared to $3.4 million of net interest expense for the six months ended March 31, 2010.

The increase in interest expense primarily relates to increased borrowings associated with the funding of acquisitions.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2011 decreased $1.8 million, or 8.5%, to $19.3 million as compared to $21.1 million for the three months ended March 31, 2010.  The effective tax rate was 24.4% and 25.4% for the three months ended March 31, 2011 and 2010, respectively.

Our income tax expense for the six months ended March 31, 2011 increased $2.3 million, or 6.1%, to $39.8 million as compared to $37.5 million for the six months ended March 31, 2010.  The effective tax rate was 24.6% and 25.2% for the six months ended March 31, 2011 and 2010, respectively.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009.  As a result of the extension, we recognized a $3.0 million benefit net of uncertainties during the six months ended March 31, 2011 reflecting anticipated credits for the nine months ended September 30, 2010.  The benefit recorded during the three-month period ended December 31, 2009 was primarily related to a $3.2 million reduction in the reserve for uncertain tax positions resulting from the Research and Experimentation Credit portion of the Internal Revenue Service examination of fiscal 2006 and 2007.

Net Income Attributable to AECOM

The factors described above resulted in net income of $57.7 million and $114.6 million for the three and six months ended March 31, 2011 as compared to net income of $58.5 million and $104.3 million for the three and six months ended March 31, 2010.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenue	$1,645.6	$1,316.9	$328.7	25.0%	$3,221.4	$2,521.4	$700.0	27.8%
Other direct costs	500.8	350.9	149.9	42.7	991.8	671.6	320.2	47.7
Revenue, net of other direct costs	1,144.8	966.0	178.8	18.5	2,229.6	1,849.8	379.8	20.5
Cost of revenue, net of other direct costs	1,057.0	870.5	186.5	21.4	2,052.3	1,682.7	369.6	22.0
Gross profit	$87.8	$95.5	$(7.7)	-8.1%	$177.3	$167.1	$10.2	6.1%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	92.3	90.1	92.0	91.0
Gross profit	7.7%	9.9%	8.0%	9.0%

Revenue

Revenue for our PTS segment for the three months ended March 31, 2011 increased $328.7 million, or 25.0%, to $1.6 billion as compared to $1.3 billion for the corresponding period last year.  Revenue provided by companies acquired in the past twelve months was $332.6 million.  Excluding revenue provided by acquired companies, revenue decreased $3.9 million, or 0.3%, over the three months ended March 31, 2010.

Revenue for our PTS segment for the six months ended March 31, 2011 increased $700.0 million, or 27.8%, to $3.2 billion as compared to $2.5 billion for the corresponding period last year.  Revenue provided by companies acquired in the past twelve months was $639.5 million.  Excluding revenue provided by acquired companies, revenue increased $60.5 million, or 2.4%, over the six months ended March 31, 2010.

The decrease in revenue, excluding acquired companies, for the three months ended March 31, 2011 was primarily attributable to reduced professional and technical services provided to clients in the United States, Libya, and Europe of approximately $30 million, $20 million, and $20 million, respectively.  These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $40 million, and approximately $30 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

The increase in revenue, excluding acquired companies, for the six months ended March 31, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $75 million and $30 million, respectively, and approximately $50 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  These increases were partially offset by reductions in services for clients in the United States, Europe, and Libya of $45 million, $30 million, and $25 million, respectively.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended March 31, 2011 increased $178.8 million, or 18.5%, to $1.1 billion as compared to $966.0 million for the corresponding period last year.  Of this increase, $166.3 million, or 93.0%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $12.5 million, or 1.3%, over the three months ended March 31, 2010.

Revenue, net of other direct costs, for our PTS segment for the six months ended March 31, 2011 increased $379.8 million, or 20.5%, to $2.2 billion as compared to $1.8 billion for the corresponding period last year.  Of this increase, $316.4 million, or 83.3%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $63.4 million, or 3.4%, over the six months ended March 31, 2010.

The increase in revenue, net of other direct costs, excluding acquired companies, for the three months ended March 31, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million, and approximately $25 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  These increases were offset by reductions in services for clients in Europe, Libya, and the United States of approximately $15 million each.

The increase in revenue, net of other direct costs, excluding acquired companies, for the six months ended March 31, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $60 million and $25 million, respectively, and approximately $40 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  These increases were offset by reductions in services for clients in Europe, the United States, and Libya of $25 million, $20 million, and $15 million, respectively.

Gross Profit

Gross profit for our PTS segment for the three months ended March 31, 2011 decreased $7.7 million, or 8.1%, to $87.8 million as compared to $95.5 million for the corresponding period last year.  Gross profit provided by companies acquired in the past twelve months was $3.1 million.  Excluding gross profit provided by acquired companies, gross profit decreased $10.8 million, or 11.3%, from the three months ended March 31, 2010.  As a percentage of revenue, net of other direct costs, gross profit decreased to 7.7% of revenue, net of other direct costs, for the three months ended March 31, 2011 from 9.9% in the corresponding period last year.

Gross profit for our PTS segment for the six months ended March 31, 2011 increased $10.2 million, or 6.1%, to $177.3 million as compared to $167.1 million for the corresponding period last year.  Gross profit provided by companies acquired in the past twelve months was $4.4 million.  Excluding gross profit provided by acquired companies, gross profit increased $5.8 million, or 3.5%, from the six months ended March 31, 2010.  As a percentage of revenue, net of other direct costs, gross profit decreased to 8.0% of revenue, net of other direct costs, for the six months ended March 31, 2011 from 9.0% in the corresponding period last year.

The decrease in gross profit for the three months ended March 31, 2011 was primarily attributable to a $16.4 million reduction resulting from the suspension of our program manager services for the Libya Housing and Infrastructure Board’s project to modernize the country’s infrastructure. This decrease was partially offset by stronger foreign currencies (primarily the Australian and Canadian dollars) of $2.5 million, curtailment gains of $4.2 million resulting from freezing future benefits of two pension plans in the United Kingdom, and the $3.1 million contribution provided by acquired companies noted above. The variances attributable to the Libyan project and acquired companies included severance costs of $5.4 million.

The increase in gross profit for the six months ended March 31, 2011 was primarily attributable to the increase in revenue, net of other direct costs, excluding acquired companies, for Australia and Asia noted above, stronger  foreign currencies (primarily the Australian and Canadian dollars) of $4.4 million, and curtailment gains of $4.2 million resulting from freezing future benefits of two pension plans in the United Kingdom, and the $4.4 million contribution provided by acquired companies noted above, partially offset by a $17.5 million reduction resulting from the Libyan project.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenue	$290.8	$284.3	$6.5	2.3%	$651.2	$560.6	$90.6	16.2%
Other direct costs	142.2	198.4	(56.2)	-28.3	373.6	396.2	(22.6)	-5.7
Revenue, net of other direct costs	148.6	85.9	62.7	73.0	277.6	164.4	113.2	68.9
Cost of revenue, net of other direct costs	136.6	73.5	63.1	85.9	249.8	140.6	109.2	77.7
Gross profit	$12.0	$12.4	$(0.4)	-3.2%	$27.8	$23.8	$4.0	16.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.9	85.6	90.0	85.5
Gross profit	8.1%	14.4%	10.0%	14.5%

Revenue

Revenue for our MSS segment for the three months ended March 31, 2011 increased $6.5 million, or 2.3%, to $290.8 million as compared to $284.3 million for the corresponding period last year.  $83.2 million was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue decreased $76.7 million, or 27.0%, over the three months ended March 31, 2010.

Revenue for our MSS segment for the six months ended March 31, 2011 increased $90.6 million, or 16.2%, to $651.2 million as compared to $560.6 million for the corresponding period last year.  $161.7 million was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue decreased $71.1 million, or 12.7%, over the six months ended March 31, 2010.

The decreases in revenue, excluding acquired companies, for the three and six months ended March 31, 2011 were primarily attributable to decreased activity of $70 million and $80 million, respectively, from our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended March 31, 2011 increased $62.7 million, or 73.0%, to $148.6 million as compared to $85.9 million for the corresponding period last year.  Of this increase, $49.6 million, or 79.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $13.1 million, or 15.3% over the three months ended March 31, 2010.

Revenue, net of other direct costs, for our MSS segment for the six months ended March 31, 2011 increased $113.2 million, or 68.9%, to $277.6 million as compared to $164.4 million for the corresponding period last year.  Of this increase, $80.5 million, or 71.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $32.7 million, or 19.9% over the six months ended March 31, 2010.

The increase in revenue, net of other direct costs, excluding acquired companies, for the three and six months ended March 31, 2011 was primarily attributable to increased activity of self-performed work for our global maintenance and support services for the United States Army and various projects with United States intelligence agencies.

Gross Profit

Gross profit for our MSS segment for the three months ended March 31, 2011 decreased $0.4 million, or 3.2%, to $12.0 million as compared to $12.4 million for the corresponding period last year.  $4.4 million was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $4.8 million, or 38.7%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 8.1% in the three months ended March 31, 2011 from 14.4% in the corresponding period last year.

Gross profit for our MSS segment for the six months ended March 31, 2011 increased $4.0 million, or 16.8%, to $27.8 million as compared to $23.8 million for the corresponding period last year.  $7.7 million was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $3.7 million, or 15.5%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 10.0% in the six months ended March 31, 2011 from 14.5% in the corresponding period last year.

The decrease in gross profit, excluding acquired companies, for the three months ended March 31, 2011 as compared to the corresponding period in the prior year was primarily attributable to decreased services provided on our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

The decrease in gross profit, as a percentage of revenue, net of other direct costs for the six months ended March 31, 2011 was primarily due to decreased activity on a depot maintenance project for the United States Army.

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

At March 31, 2011, cash and cash equivalents were $403.4 million, a decrease of $209.5 million, or 34.2%, from $612.9 million at September 30, 2010.  This decrease was primarily attributable to cash used by operating activities and payments for business acquisitions, offset by net proceeds from borrowings.

Net cash used in operating activities was $146.0 million for the six months ended March 31, 2011, an increase of $59.5 million from $86.5 million for the six months ended March 31, 2010.  This increase in cash used in operating activities was primarily attributable to the $89.7 million settlement of our U.S. deferred compensation plan liability, as described in Note 13 to the financial statements, and the $61.0 million excess tax benefit from share-based payment, which was primarily attributable to the plan distribution.

Net cash used in investing activities was $367.2 million for the six months ended March 31, 2011, an increase of $330.1 million from $37.1 million for the six months ended March 31, 2010.  This increase was primarily due to payments for business acquisitions.

Net cash provided by financing activities was $294.0 million for the six months ended March 31, 2011, compared with $36.8 million in the comparable period last year, an increase of $257.2 million.  This increase was primarily attributable to the increase in net borrowings to fund acquisitions.

Working Capital

Working capital, or current assets less current liabilities, increased $122.8 million, or 11.2%, to $1.2 billion at March 31, 2011 from $1.1 billion at September 30, 2010.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $129.0 million, or 7.1%, to $2.0 billion at March 31, 2011, primarily attributable to recent acquisitions.

Accounts receivable increased 6.7%, or $145.9 million, from September 30, 2010 to March 31, 2011 primarily due to recent acquisitions.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, adjusted for the effects of recent acquisitions at March 31, 2011, was 92 days compared to the 89 days at September 30, 2010.

In Note 5 to the consolidated financial statements, Accounts Receivable—Net, a comparative analysis of the various components of accounts receivable is provided.  Substantially all unbilled receivables as of March 31, 2011 and September 30, 2010 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.  In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred.  Other than as disclosed, there are no significant net receivables related to contract claims as of March 31, 2011 and September 30, 2010.  Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance.  On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	March 31, 2011	September 30, 2010
	(in millions)
Unsecured term credit agreement	$605.7	$609.1
Unsecured senior notes	252.0	250.5
Unsecured revolving credit facility	229.6	26.5
Notes secured by real properties	25.6	25.9
Other debt	56.2	19.1
Total debt	1,169.1	931.1
Less: Current portion of debt and short-term borrowings	(39.0)	(16.4)
Long-term debt, less current portion	$1,130.1	$914.7

The following table presents, in millions, scheduled maturities of our debt:

Fiscal Year
2011 (six months remaining)	$37.0
2012	271.5
2013	123.2
2014	452.3
2015	2.3
Thereafter	282.8
Total	$1,169.1

Unsecured Term Credit Agreements

In September 2010, we entered into an unsecured term credit agreement with a syndicate of banks to support our working capital and acquisition needs.  Pursuant to the credit agreement, we borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions.  The loans under the credit agreement bear interest, at our option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin.  The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter.  For the six months ended March 31, 2011, the average interest rate was 3.1%.  Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012.  Any remaining principal of the loans under the credit agreement is due no later than September 2014.

In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time, the opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The agreement provided for a

$65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor.  In order to obtain favorable pricing, we also provided a parent company guarantee.  In June 2010, certain of our wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit us to enter into the note purchase agreement for a private placement of senior unsecured notes (as described below) and permit our subsidiaries to enter into subsidiary guarantees in connection therewith.  The amounts outstanding on this credit agreement were $5.7 million and $9.1 million at March 31, 2011 and September 30, 2010, respectively.

Unsecured Senior Notes

In June 2010, we entered into a Note Purchase Agreement (Purchase Agreement) providing for a private placement of $300.0 million in aggregate principal amount of senior unsecured notes (Notes).  In July 2010, the Notes were sold to institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million.  The outstanding accreted balance of Series B Notes was $77.0 million at March 31, 2011.  Our obligations under the Notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

We have an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  The borrowing capacity under our unsecured revolving credit facility is $600 million, and pursuant to the terms of the associated credit agreement, has an expiration date of August 31, 2012.  We may also, at our option, request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  We may borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there is a commitment fee which ranges from 0.10% to 0.25% on any unused commitment.  At March 31, 2011 and September 30, 2010, $229.6 million and $26.5 million, respectively, was outstanding under our credit facility.  At March 31, 2011 and September 30, 2010, outstanding standby letters of credit totaled $32.0 million and $31.5 million, respectively, under our credit facility.  Additionally, we could have drawn upon the remaining $338.4 million available under our credit facility.

Covenants and Restrictions

Under all of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of any fiscal quarter.  This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA).  For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions).  As of March 31, 2011, our consolidated leverage ratio was 2.11, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

Our Unsecured Revolving Credit Facility and Unsecured Term Credit Agreements also contain certain covenants that limit our ability to, among other things, (i) issue financial and commercial standby letters of credit, (ii) issue performance guarantees, (iii) incur indebtedness and contingent obligations, and (iv) pay dividends or make certain other restricted payments or investments.

Additionally, our Unsecured Senior Notes contain covenants that limit certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien.  The Unsecured Senior Notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold.  The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010.  In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter.  Our net worth for this financial covenant is defined as Total AECOM stockholders’ equity.  As of March 31, 2011, our net worth was $2.4 billion, which exceeds the calculated threshold of $1.3 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the Unsecured Senior Notes and Unsecured Term Credit Agreements could become immediately payable and our Unsecured Revolving Credit Facility could be terminated.  At March 31, 2011, we were in compliance with all such covenants.

Interest Rate Swaps

We previously had interest rate swap agreements with financial institutions to fix the variable interest rates on portions of debt outstanding under our revolving credit facility which expired in August 2010.  We applied cash flow hedge accounting for the interest rate swap agreements.  Accordingly, the derivatives were recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, was reported in other comprehensive income.

Our average effective interest rate on borrowings under our revolving credit facility, including the effects of the swaps in fiscal year 2010, during the six months ended March 31, 2011 and 2010 was 1.3% and 3.4%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases.  In addition to the revolving credit facility discussed above, at March 31, 2011, we had $258.8 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $173.2 million was utilized for outstanding standby letters of credit.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2011, there was approximately $205.2 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  The total amounts of employer contributions paid for the six months ended March 31, 2011 were $15.4 million for U.S. plans and $8.4 million for non-U.S. plans.  Funding requirements for each plan are determined based on the local laws of the country where such plan resides.  In certain countries, the funding requirements are mandatory while in other countries, they are discretionary.  Our expected remaining scheduled contributions are $2.1 million to our U.S. plans and $10.5 million for non-U.S. plans in fiscal 2011.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

We believe that CSA has been in compliance with STI requirements of Kuwait labor laws and have received a letter from Kuwaiti legal counsel supporting our position.  Therefore, we presently believe that, if required, CSA would be successful in obtaining a favorable determination of this matter.  However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on our results of operations.

Libyan Project

Due to the recent civil unrest in Libya, we ceased providing services in February 2011 as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  We cannot currently determine when or if services will continue.  This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities.  As of March 31, 2011, $35.9 million of liabilities related to this project are included in accompanying consolidated balance sheet.  The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements.  We adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  This guidance becomes effective for us in its fiscal year beginning October 1, 2011.  We do not believe that the adoption of the separate disclosures related to Level 3 measurements in its fiscal year beginning October 1, 2011 will have a material impact on the consolidated financial statements.

On October 1, 2010, we adopted guidance issued by the FASB on revenue recognition.  The new guidance provides another alternative for determining the selling price of deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, and requires companies to allocate arrangement consideration to separate deliverables using the relative selling price method.  The adoption of the guidance did not have a material effect on our consolidated financial statements.

On October 1, 2010, we also adopted guidance issued by the FASB on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of whether we have the power to direct the activities over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our consolidated financial statements, see Note 6.

Off-Balance Sheet Arrangements

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services.  The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner.  Some of these joint ventures are considered variable interest.  We have consolidated all joint ventures for which we have control.  For all others, our portion of the earnings are recorded in equity in earnings of joint ventures.  See Note 10 to the consolidated financial statements in our 2010 Form 10-K and Note 6 herein.  We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of March 31, 2011 and September 30, 2010, we had $835.3 million and $635.6 million, respectively, outstanding borrowings under our credit facility and our term credit agreements.  Interest on amounts borrowed under our credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance.  These borrowings are at offshore rates, for which the applicable margin added can range from 0.50% to 3.25%.  For the six months ended March 31, 2011, our weighted average floating rate borrowings were $817.6 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $8.2 million.  We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2011 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations.  The risks described below highlight some of the factors that have affected, and in the future could affect our operations.  Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

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

For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its “SAFETEA-LU” infrastructure funding program and predecessor programs.  Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research.  A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it.  This raises concerns about the future funding structure for federal highway programs, including the Highway Trust Fund.  We currently anticipate that SAFETEA-LU, which is set to expire in September 2011, will be extended by continuing resolutions of Congress as it has been prior to all previous scheduled expirations.  If SAFETEA-LU is not extended, it could have a material adverse effect on our financial condition and results of operations.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines.  At March 31, 2011, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $168.0 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.  Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements.  If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

Political, economic and military conditions in the Middle East, North Africa and other regions could negatively impact our business.

In recent months, civil unrest, which initially began in Tunisia and Egypt, has spread to other areas in the Middle East and beyond.  Due to the recent civil unrest in Libya, we ceased providing services in February 2011 as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  We cannot currently determine when or if services will continue.  This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs.  If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected.

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

Some of our services are performed in high-risk locations, such as Iraq, Afghanistan, and, until recently, Libya, where the country or location is suffering from political, social or economic problems, or war or civil unrest.  In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel.  Despite these precautions, the safety of our personnel in these locations may continue to be at risk.  Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees and contractors or assets.  For example, as discussed above, we incurred losses related to demobilization and shutdown costs related to the cessation of our operations in Libya due to ongoing civil unrest.

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

At March 31, 2011, our contracted backlog was approximately $8.5 billion and our awarded backlog was approximately $6.9 billion for a total backlog of $15.4 billion.  Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public sector client, where the project has been funded.  Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed.  We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits.  Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract.  In addition, from time to time projects are delayed, scaled back or cancelled.  These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period ended March 31, 2011, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

330,372 shares of our common stock and shares exchangeable into our common stock on a 1-to-1 basis to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified above in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
10.1

Consulting Agreement, dated as of February 8, 2011, between Francis S. Y. Bong and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

AECOM TECHNOLOGY CORPORATION

Date: May 6, 2011	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer