Form 10-Q
period 2011-06-30
AECOM TECHNOLOGY CORP
filed 2011-08-05
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 119,447,820 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354,724	$570,521
Cash in consolidated joint ventures	26,743	42,336
Total cash and cash equivalents	381,467	612,857
Accounts receivable—net	2,474,039	2,170,188
Prepaid expenses and other current assets	129,850	157,840
Income taxes receivable	107,029	—
Deferred tax assets—net	—	5,614
TOTAL CURRENT ASSETS	3,092,385	2,946,499
PROPERTY AND EQUIPMENT—NET	303,331	258,784
DEFERRED TAX ASSETS—NET	55,358	105,030
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	83,655	53,235
GOODWILL	2,120,527	1,690,386
INTANGIBLE ASSETS—NET	128,386	108,645
OTHER NON-CURRENT ASSETS	102,989	80,330
TOTAL ASSETS	$5,886,631	$5,242,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$19,054	$2,087
Accounts payable	596,420	589,076
Accrued expenses and other current liabilities	827,855	902,824
Billings in excess of costs on uncompleted contracts	361,796	341,959
Income taxes payable	—	1,960
Deferred tax liability—net	1,534	—
Current portion of long-term debt	11,574	14,354
TOTAL CURRENT LIABILITIES	1,818,233	1,852,260
OTHER LONG-TERM LIABILITIES	366,809	337,494
LONG-TERM DEBT	1,165,363	914,686
TOTAL LIABILITIES	3,350,405	3,104,440

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Convertible preferred stock—authorized, 2,500,000; issued and outstanding, 0 and 2,305 shares as of June 30, 2011 and September 30, 2010, respectively; $100.00 liquidation preference value	—	231
Common stock—authorized, 300,000,000 and 150,000,000 shares of $0.01 par value as of June 30, 2011 and September 30, 2010, respectively; issued and outstanding, 117,624,144 and 115,316,783 as of June 30, 2011 and September 30, 2010, respectively	1,176	1,153
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 0 and 52 shares as of June 30, 2011 and September 30, 2010, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 4 shares as of June 30, 2011 and September 30, 2010; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,693,148	1,585,044
Accumulated other comprehensive loss	(52,534)	(147,521)
Retained earnings	839,520	651,105
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,481,310	2,090,012
Noncontrolling interests	54,916	48,457
TOTAL STOCKHOLDERS’ EQUITY	2,536,226	2,138,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,886,631	$5,242,909

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$2,046,725	$1,635,183	$5,919,329	$4,717,133

Cost of revenue	1,925,486	1,520,118	5,593,020	4,411,196
Gross profit	121,239	115,065	326,309	305,937

Equity in earnings of joint ventures	12,248	5,941	31,675	13,770
General and administrative expenses	23,560	28,327	70,430	78,090
Income from operations	109,927	92,679	287,554	241,617

Other income (expense)	(1,585)	(253)	2,159	3,280
Interest expense, net	(10,452)	(1,126)	(30,338)	(4,486)
Income from continuing operations before income tax expense	97,890	91,300	259,375	240,411

Income tax expense	23,959	22,665	63,701	60,178

Income from continuing operations	73,931	68,635	195,674	180,233
Discontinued operations, net of tax	—	—	—	(77)
Net income	73,931	68,635	195,674	180,156
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(97)	(3,793)	(7,257)	(11,043)
Net income attributable to AECOM	$73,834	$64,842	$188,417	$169,113

Net income allocation:
Preferred stock dividend	$—	$34	$2	$104
Net income available for common stockholders	73,834	64,808	188,415	169,009
Net income attributable to AECOM	$73,834	$64,842	$188,417	$169,113

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.63	$0.57	$1.60	$1.49
Discontinued operations	—	—	—	(0.01)
	$0.63	$0.57	$1.60	$1.48

Diluted
Continuing operations	$0.62	$0.56	$1.59	$1.47
Discontinued operations	—	—	—	—
	$0.62	$0.56	$1.59	$1.47

Weighted average shares outstanding:
Basic	117,932	114,539	117,739	113,831
Diluted	118,907	115,620	118,767	115,054

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net income	$73,931	$68,635	$195,674	$180,156

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,518	(29,516)	86,197	(12,511)
Swap valuation	—	229	—	988
Pension adjustments	695	597	8,790	1,499
Comprehensive income, net of tax	$83,144	$39,945	$290,661	$170,132
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(97)	(3,793)	(7,257)	(11,043)
Comprehensive income attributable to AECOM, net of tax	$83,047	$36,152	$283,404	$159,089

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,674	$180,156
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	85,245	57,745
Equity in earnings of unconsolidated joint ventures	(31,675)	(13,770)
Distribution of earnings from unconsolidated joint ventures	29,122	7,827
Non-cash stock compensation	21,211	25,137
Excess tax benefit from share-based payment	(61,192)	(16,713)
Foreign currency translation	37,215	(3,838)
Other	2,278	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	(89,688)	—
Accounts receivable	(188,253)	(106,685)
Prepaid expenses and other assets	(14,642)	(18,275)
Accounts payable	(6,495)	(20,119)
Accrued expenses and other current liabilities	(51,545)	(21,375)
Billings in excess of costs on uncompleted contracts	(14,834)	(10,324)
Other long-term liabilities	(53,960)	(3,764)
Income taxes payable	11,415	(8,026)
Net cash (used in) provided by operating activities from continuing operations	(130,124)	47,976
Net cash used in operating activities from discontinued operations	—	(4,227)
Net cash (used in) provided by operating activities	(130,124)	43,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(365,884)	(70,000)
Proceeds from disposal of business	2,434	25,799
Net investment in unconsolidated joint ventures	(23,474)	5,988
Purchases of investments	(14,656)	—
Proceeds from sale of investments in rabbi trust	67,219	—
Payments for capital expenditures	(47,283)	(35,178)
Net cash used in investing activities	(381,644)	(73,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,478,976	34,674
Repayments of borrowings under credit agreements	(1,224,062)	(18,991)
Proceeds from loan on deferred compensation plan investments	59,324	—
Repayment of loans on deferred compensation plan investments	(59,324)	—
Proceeds from issuance of common stock	12,748	3,316
Proceeds from exercise of stock options	5,893	9,753
Payments to repurchase common stock	(66,678)	(12,330)
Excess tax benefit from share-based payment	61,192	16,713
Net (distributions to) contributions from noncontrolling interests	(1,045)	4,375
Net cash provided by financing activities	267,024	37,510

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,354	(4,763)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(231,390)	3,105
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	612,857	290,777
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$381,467	$293,882

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$68,454	$34,800

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.  The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2011.

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

2.              New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements.  The Company adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The Level 3 fair value measurement guidance becomes effective for the Company in its fiscal year beginning October 1, 2011.  The Company does not believe that the adoption of the separate disclosures related to Level 3 measurements in its fiscal year beginning October 1, 2011 will have a material impact on its consolidated financial statements.  Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements.  This guidance is effective for the Company’s fiscal year beginning October 1, 2012 and is not expected to have a material impact on its consolidated financial statements.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income.  The new standard will require companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity.  The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  This guidance is effective for the Company’s fiscal year beginning October 1, 2012 and, although it will change the financial statement presentation, it is not expected to have a material impact on its financial condition or results of operations.

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed six business acquisitions during the nine months ended June 30, 2011.  Total consideration related to these acquisitions consisted of $366 million in cash, net of cash acquired, and $68.5 million in Company stock.  Business acquisitions completed during the nine months ended June 30, 2011 did not meet the quantitative thresholds to require pro forma disclosures of operating results either individually or in the aggregate based on the Company’s consolidated assets and income.  Acquisitions during the nine months ended June 30, 2011 included four separate global cost and project management consultancy firms that operated under the Davis Langdon name, including businesses in Europe and Middle East, Australia and New Zealand, Africa, and North America.  Each of the four acquisitions were separately negotiated, executed by separate purchase agreements, with no one acquisition contingent upon the other, and the businesses, although operating as part of a Swiss Verein, under which they shared certain naming and marketing rights, were not under common control or management.  Business acquisitions during the nine months ended June 30, 2011 also included RSW, Inc., an international engineering firm based in Montreal, Quebec, Canada and Spectral Services Consultants Pte. Ltd. (Spectral), a building services consultancy in India.

The changes in the carrying value of goodwill by reporting segment for the nine months ended June 30, 2011 and 2010 were as follows:

	September 30, 2010	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2011
	(in millions)
Reporting Unit
Professional Technical Services	$1,355.0	$(1.3)	$26.6	$398.4	$1,778.7
Management Support Services	335.4	6.4	—	—	341.8
Total	$1,690.4	$5.1	$26.6	$398.4	$2,120.5

	September 30, 2009	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2010
	(in millions)
Reporting Unit
Professional Technical Services	$1,060.1	$(2.0)	$(3.6)	$69.4	$1,123.9
Management Support Services	2.8	—	—	21.9	24.7
Total	$1,062.9	$(2.0)	$(3.6)	$91.3	$1,148.6

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2011 and September 30, 2010, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2011			September 30, 2010
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$93.1	$(76.5)	$16.6	$80.7	$(65.5)	$15.2	1 – 5
Customer relationships	143.4	(36.0)	107.4	114.0	(24.6)	89.4	10
Trademark / tradename	7.4	(3.0)	4.4	4.2	(0.2)	4.0	2
Total	$243.9	$(115.5)	$128.4	$198.9	$(90.3)	$108.6

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time.  The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.  During the nine months ended June 30, 2011, the Company completed its final valuations of identifiable intangible assets for Tishman Construction Corporation (Tishman), McNeil Technologies, Inc. (McNeil), the Davis Langdon businesses, and RSW, Inc.  These final valuations were not materially different from previously recorded estimates.  The Company has yet to complete its final valuation of intangible assets for Spectral.  The Company is also in the process of finalizing deferred taxes and fair values relating to projects and leases for recent acquisitions including the Davis Langdon businesses, RSW, Inc., and Spectral.  Post-acquisition adjustments primarily relate to project related liabilities.

Amortization of acquired intangible assets included within cost of revenue was $25.2 million and $14.5 million for the nine months ended June 30, 2011 and 2010, respectively.  The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2011 and for the succeeding years:

Fiscal Year	(in millions)
2011 (three months remaining)	$8.4
2012	24.2
2013	17.7
2014	16.7
2015	15.5
Thereafter	45.9
Total	$128.4

In addition to the above, amortization of acquired intangible assets included within equity in earnings of joint ventures was $2.8 million for the nine months ended June 30, 2011.  This amortization expense will be $0.3 million for the remainder of fiscal 2011.

4.              Accrued Facility Costs

Accrued facility costs primarily relate to the 2008 acquisition of Earth Tech, and are expected to be paid over the next four years.  The following table presents the accrued facility cost activity in the Company’s Professional Technical Services segment from October 1, 2010 to June 30, 2011 (in millions):

Accrual, beginning of the period	$15.8
Paid during the period	(9.3)
Accrual, end of the period	$6.5

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
	(in millions)
Billed	$1,270.7	$1,223.0
Unbilled	1,227.2	956.3
Contract retentions	100.9	89.7
Total accounts receivable—gross	2,598.8	2,269.0
Allowance for doubtful accounts	(124.8)	(98.8)
Total accounts receivable—net	$2,474.0	$2,170.2

Billed accounts receivable represent amounts billed to clients that have yet to be collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  Substantially all unbilled receivables as of June 30, 2011 and September 30, 2010 are expected to be billed and collected within twelve months.  Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project.  These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.  The increase in allowance for doubtful accounts from September 30, 2010 to June 30, 2011 was primarily due to the cessation of a project in Libya, as discussed in Note 14.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of June 30, 2011 or September 30, 2010.

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

Some of the Company’s joint ventures have no employees and minimal operating expenses.  For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture.  These joint ventures function as pass through entities to bill the third-party customer.  For consolidated entities, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s result of operations.  For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

The Company also has joint ventures that have their own employees and operating expenses, and to which the Company generally makes a capital contribution.  The Company accounts for these joint ventures either as consolidated entities or equity method investments based on the criteria further discussed below.

Adoption of new consolidation standard

Effective October 1, 2010, the Company adopted guidance issued by the FASB on the consolidation of variable interest entities (VIEs).  The new consolidation standard requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE.  The process for identifying the primary beneficiary of a VIE requires consideration of the factors which provide a party the power to direct the activities that most significantly impact the joint ventures’ economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and, to a certain extent, a company’s economic interest in the joint venture.  The Company analyzed its joint ventures and effective October 1, 2010, prospectively classified them according to the new consolidation standard as either:

•                  a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or

•                  a VIE that does not require consolidation because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

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

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	June 30, 2011	September 30, 2010
	(in millions)
Current assets	$254.6	$259.6
Non-current assets	0.1	—
Total assets	$254.7	$259.6

Current liabilities	$67.1	$80.2
Non-current liabilities	—	—
Total liabilities	67.1	80.2

Total AECOM equity	132.7	130.9
Noncontrolling interests	54.9	48.5
Total owners’ equity	187.6	179.4
Total liabilities and owners’ equity	$254.7	$259.6

Total revenues of the consolidated joint ventures were $461.4 million and $594.6 million for the nine months ended June 30, 2011 and 2010, respectively.  The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	June 30, 2011	September 30, 2010
	(in millions)
Current assets	$479.0	$393.7
Non-current assets	47.5	6.1
Total assets	$526.5	$399.8

Current liabilities	$337.3	$319.8
Non-current liabilities	3.8	4.5
Total liabilities	341.1	324.3

Joint ventures’ equity	185.4	75.5
Total liabilities and joint ventures’ equity	$526.5	$399.8

AECOM’s investment in joint ventures	$83.7	$53.2

	Nine Months Ended
	June 30, 2011	June 30, 2010
	(in millions)
Total revenues	$1,351.3	$1,224.0
Cost of revenues	1,278.4	1,110.7

AECOM’s equity in earnings of unconsolidated joint ventures:
Pass through joint ventures	$3.1	$3.2
Other joint ventures	28.6	10.6
Total	$31.7	$13.8

7.              Disclosures About Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended				Nine Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.9	$—	$0.9	$—	$3.1	$—	$3.5
Interest cost on projected benefit obligation	2.0	6.9	2.0	5.1	6.2	20.2	6.0	15.9
Expected return on plan assets	(2.0)	(7.2)	(2.0)	(5.7)	(6.1)	(20.7)	(6.0)	(17.7)
Amortization of prior service costs	—	—	—	—	—	(0.2)	—	(0.2)
Amortization of net loss	0.7	0.5	0.3	0.6	1.9	2.1	1.0	1.8
Curtailment (gain) / loss recognized	—	—	—	—	—	(4.2)	(1.9)	—
Net periodic (benefit) cost	$0.7	$1.1	$0.3	$0.9	$2.0	$0.3	$(0.9)	$3.3

The total amounts of employer contributions paid for the nine months ended June 30, 2011 were $17.0 million for U.S. plans and $13.0 million for non-U.S. plans.  The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2011 are $1.3 million for U.S. plans and $6.0 million for non-U.S. plans.  During the quarter ended March 31, 2011, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.K. and Ireland employee plans resulting in a curtailment gain of $4.2 million.  During the quarter ended December 31, 2009, the Company adopted an amendment to freeze pension plan benefit accruals for certain U.S. employee plans resulting in a curtailment gain of $1.9 million.  Included in other long-term liabilities are net pension liabilities of $161.0 million and $164.2 million as of June 30, 2011 and September 30, 2010, respectively.

8.              Debt

Debt consisted of the following:

	June 30, 2011	September 30, 2010
	(in millions)
Unsecured term credit agreements	$600.0	$609.1
Unsecured senior notes	252.8	250.5
Unsecured revolving credit facility	271.3	26.5
Notes secured by real properties	25.4	25.9
Other debt	46.5	19.1
Total debt	1,196.0	931.1
Less: Current portion of debt and short-term borrowings	(30.6)	(16.4)
Long-term debt, less current portion	$1,165.4	$914.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2011 (which does not account for the Company’s amended and restated unsecured revolving credit facility entered into as of July 2011, as discussed in Note 16):

Fiscal Year
2011 (three months remaining)	$20.8
2012	313.4
2013	123.4
2014	452.6
2015	2.2
Thereafter	283.6
Total	$1,196.0

Unsecured Term Credit Agreements

In September 2010, the Company entered into an unsecured term credit agreement with a syndicate of banks to support its working capital and acquisition needs.  Pursuant to the credit agreement, the Company borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions.  The loans under the credit agreement bear interest, at the Company’s option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin.  The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter.  For the nine months ended June 30, 2011, the average interest rate was 3.1%.  Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012.  Any remaining principal of the loans under the credit agreement is due no later than September 2014.

In September 2006, through certain wholly-owned subsidiaries, the Company entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor and was fully repaid as of June 30, 2011.  In order to obtain favorable pricing, the Company also provided a parent company guarantee.  In June 2010, certain of the Company’s wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit the Company to enter into the note purchase agreement for a private placement of Unsecured Senior Notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith.  The amounts outstanding on this credit agreement were $0.0 million and $9.1 million at June 30, 2011 and September 30, 2010, respectively.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors.  The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million.  The outstanding accreted balance of Series B Notes was $77.8 million at June 30, 2011, which have an effective interest rate of 5.62%.  The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

The Company has an unsecured revolving credit facility with a syndicate of banks to support its working capital and acquisition needs.  As of June 30, 2011 and September 30, 2010, the borrowing capacity under the unsecured revolving credit facility was $600 million, and pursuant to the terms of the associated credit agreement, had an expiration date of August 2012.  The facility also provided that, at the Company’s option, it could request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  The Company could borrow, at its option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there was a commitment fee, which ranged from 0.10% to 0.25% on any unused commitment.  At June 30, 2011 and September 30, 2010, $271.3 million and $26.5 million, respectively, were outstanding under the credit facility.  At June 30, 2011 and September 30, 2010, outstanding standby letters of credit totaled $35.4 million and $31.5 million, respectively, under the credit facility.  Additionally, as of June 30, 2011, the Company had $293.3 million available under the credit facility.

The Company recently amended and restated its unsecured revolving credit facility.  For additional detail, see Note 16.

Covenants and Restrictions

Under all of the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of any fiscal quarter.  This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA).  For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company’s acquisitions).  As of June 30, 2011, the consolidated leverage ratio was 2.2, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s Unsecured Senior Notes contain covenants that limit certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien.  The Unsecured Senior Notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold.  The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010.  In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter.  The Company’s net worth for this financial covenant is defined as Total AECOM stockholder’s equity.  As of June 30, 2011, the Company’s net worth was $2.5 billion, which exceeds the calculated threshold of $1.3 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the Unsecured Senior Notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated.  At June 30, 2011, the Company was in compliance with all such covenants.

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

The Company’s average effective interest rate on borrowings under the revolving credit facility, including the effects of the swaps in fiscal 2010, during the nine months ended June 30, 2011 and 2010 was 1.4% and 2.9%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases.  In addition to the unsecured revolving credit facility discussed above, at June 30, 2011, the Company had $268.1 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which $185.0 million was utilized for outstanding letters of credit.

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary.  During the nine months ended June 30, 2011 and 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

There were no significant transfers between any of the levels of the fair value hierarchy during the nine months ended June 30, 2011 and 2010.

The following tables summarize the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. government security (1)	$2.3	$2.3	$—
Corporate notes and bonds (1)	0.5	0.5	—
Total assets	$2.8	$2.8	$—

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U.S. government security (1)	$9.2	$9.2	$—
Corporate notes and bonds (1)	2.3	2.3	—
Total assets	$11.5	$11.5	$—

Deferred compensation plan liabilities (2)	$88.8	$—	$88.8
Total liabilities	$88.8	$—	$88.8

(1)	Corporate bonds and US government bonds are valued using quoted market prices.
(2)	For additional information about the Company’s deferred compensation plan, refer to Note 18 to the Consolidated Financial Statements in the Company’s 2010 Form 10-K and Note 13 herein.

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

The fair value of options granted during the three and nine months ended June 30, 2011 and 2010 were determined using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Dividend yield	—	—	—	—
Expected volatility	38.6%	39.9%	38.6%	39.9%
Risk-free interest rate	1.5%	1.6%	1.5%	1.6%
Term (in years)	4.5	4.5	4.5	4.5

For the nine months ended June 30, 2011 and 2010, compensation expense recognized related to stock options as a result of the fair value method was $3.4 million and $2.9 million, respectively.  Unrecognized compensation expense relating to stock options outstanding as of June 30, 2011 and September 30, 2010 was $4.9 million and $4.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the nine months ended June 30, 2011 and 2010, was as follows:

	2011		2010
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	3.1	$19.09	3.8	$16.36
Options granted	0.4	27.65	0.4	24.93
Options exercised	(0.5)	12.29	(0.9)	10.58
Options forfeited or expired	—	23.28	—	22.19
Outstanding at June 30	3.0	21.30	3.2	18.97

Vested and expected to vest in the future as of June 30	2.9	$21.18	3.1	$18.80

The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2011 and 2010 was $9.43 and $8.77, respectively.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon the Company meeting established cumulative performance objectives over a three-year period.  The Company recognized compensation expense relating to the PEP of $8.3 million and $16.2 million during the nine months ended June 30, 2011 and 2010, respectively.  Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $9.5 million and $5.6 million during the nine months ended June 30, 2011 and 2010, respectively.  Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $28.7 million and $26.5 million as of June 30, 2011 and $27.8 million and $16.0 million as of September 30, 2010, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows.  Excess tax benefits of $61.2 million, primarily relating to the termination of a deferred compensation plan, and $16.7 million for the nine months ended June 30, 2011 and 2010, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.  See also Note 13.

11.       Income Taxes

The effective tax rate was 24.6% and 25.0% for the nine months ended June 30, 2011 and 2010, respectively.  The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009 that resulted in the Company recognizing a $3.0 million benefit net of uncertainties.  During the three months ended June 30, 2011, the Company recognized a loss upon the liquidation of a foreign entity resulting in a tax benefit of $3.3 million, net of uncertainties.

The Company is currently at Appeals Division of the U.S. Internal Revenue Service for fiscal 2006 and 2007 and under examination for fiscal 2008 and 2009.  The Company anticipates that the Appeals process will be concluded within the next 12 months; however, based on the status of the process, it is not possible to estimate the impact of the conclusion of such appeal on the Company’s unrecognized tax benefits.

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Denominator for basic earnings per share	117.9	114.5	117.7	113.8
Potential common shares:
Stock options, other	1.0	1.1	1.1	1.3
Denominator for diluted earnings per share	118.9	115.6	118.8	115.1

The Company excludes stock options from the computation of diluted EPS when the option’s price is greater than the average market price of the Company’s common shares.  The Company also would exclude common stock equivalent shares from the computation in loss periods as their effect would be anti-dilutive.  For the nine months ended June 30, 2011 and 2010, no share-based payment awards were excluded from the calculation of potential common shares because they were considered anti-dilutive.

13.       Other Financial Information

Accrued expenses consist of the following:

	June 30, 2011	September 30, 2010
	(in millions)
Accrued salaries and benefits	$412.0	$363.7
Accrued contract costs	342.2	381.1
Deferred compensation plan liability	—	88.8
Other accrued expenses	73.7	69.2
	$827.9	$902.8

Accrued contract costs above include balances related to professional liability accruals of $118.4 million and $108.6 million as of June 30, 2011 and September 30, 2010, respectively.  Other accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Deferred Compensation Plan Termination

In December 2009, the Company elected to terminate its U.S. deferred compensation plan.  In accordance with tax code requirements, deferred compensation plan account balances were distributed to all participants in December 2010.  As a result, substantially all of the Company’s deferred compensation plan liability accrued as of September 30, 2010 included in the above table and 5.2 million outstanding stock units were settled in December 2010.  The Company settled these stock units by issuing shares of common stock, which resulted in taxable earnings to the plan participants.  As such, the Company repurchased 1.7 million shares for $48.6 million to satisfy participants’ minimum statutory tax withholdings.

At September 30, 2010, $67.2 million in investments were held in a rabbi trust to fund the deferred compensation plan liability.  In December 2010, the Company borrowed $59.3 million against the balance of these investments to partially fund the distribution of the liability portion of the deferred compensation plan.  The loan was presented as an offset to the investment balance as of December 31, 2010 and March 31, 2011.  During the quarter ended June 30, 2011, the $67.2 million in investments held in the rabbi trust were sold and primarily used to repay the $59.3 million loan.

Other long-term liabilities consist of the following:

	June 30, 2011	September 30, 2010
	(in millions)
Pension liabilities (Note 7)	$161.0	$164.2
Reserve for uncertain tax positions	55.8	72.1
Other	150.0	101.2
	$366.8	$337.5

The components of accumulated other comprehensive loss are as follows:

	June 30, 2011	September 30, 2010
	(in millions)
Foreign currency translation adjustment	$80.7	$(5.5)
Defined benefit minimum pension liability adjustment, net of tax	(133.2)	(142.0)
	$(52.5)	$(147.5)

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards.  If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.  At June 30, 2011, the Company was contingently liable in the amount of approximately $220.4 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

The Company believes, based upon advice of Kuwaiti legal counsel, that CSA has been in compliance with STI requirements of Kuwait labor laws.  Therefore, the Company presently believes that, if required, CSA would be successful in obtaining a favorable determination of this matter.  However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

Libyan Project

Due to the recent civil unrest in Libya, in February 2011, the Company ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  The Company cannot currently determine when or if it will resume services.  This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities.  As of June 30, 2011, $30.7 million of liabilities related to this project are included in accompanying consolidated balance sheet.  The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

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

Management internally analyzes the results of its operations using several non-GAAP measures.  A significant portion of the Company’s revenues relates to services provided by subcontractors and other non-employees that it categorizes as other direct costs.  Other direct costs are segregated from cost of revenues resulting in revenue, net of other direct costs, which is a measure of work performed by Company employees.  The Company has included information on revenue, net of other direct costs, as it believes that it is useful to view its revenue exclusive of costs associated with external service providers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended June 30, 2011:
Revenue	$1,772.8	$273.9	$—	2,046.7
Revenue, net of other direct costs(1)	1,169.8	144.3	—	1,314.1
Gross profit	110.3	10.9	—	121.2
Equity in earnings of joint ventures	4.3	8.0	—	12.3
General and administrative expenses	—	—	23.5	23.5
Operating income	114.6	18.9	(23.5)	110.0

Gross profit as a % of revenue	6.2%	4.0%	—	5.9%
Gross profit as a % of revenue, net of other direct costs(1)	9.4%	7.6%	—	9.2%

Three Months Ended June 30, 2010:
Revenue	$1,337.8	$297.3	$—	$1,635.1
Revenue, net of other direct costs(1)	965.1	97.6	—	1,062.7
Gross profit	105.9	9.1	—	115.0
Equity in earnings of joint ventures	2.2	3.8	—	6.0
General and administrative expenses	—	—	28.3	28.3
Operating income	108.1	12.9	(28.3)	92.7

Gross profit as a % of revenue	7.9%	3.1%	—	7.0%
Gross profit as a % of revenue, net of other direct costs(1)	11.0%	9.3%	—	10.8%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Nine Months Ended June 30, 2011:
Revenue	$4,994.2	$925.1	$—	$5,919.3
Revenue, net of other direct costs(1)	3,399.3	422.0	—	3,821.3
Gross profit	287.6	38.7	—	326.3
Equity in earnings of joint ventures	10.4	21.3	—	31.7
General and administrative expenses	—	—	70.4	70.4
Operating income	298.0	60.0	(70.4)	287.6

Gross profit as a % of revenue	5.8%	4.2%	—	5.5%
Gross profit as a % of revenue, net of other direct costs(1)	8.5%	9.2%	—	8.5%

Nine Months Ended June 30, 2010:
Revenue	$3,859.2	$857.9	$—	$4,717.1
Revenue, net of other direct costs(1)	2,815.0	261.9	—	3,076.9
Gross profit	273.0	32.9	—	305.9
Equity in earnings of joint ventures	6.5	7.3	—	13.8
General and administrative expenses	—	—	78.1	78.1
Operating income	279.5	40.2	(78.1)	241.6

Gross profit as a % of revenue	7.1%	3.8%	—	6.5%
Gross profit as a % of revenue, net of other direct costs(1)	9.7%	12.6%	—	9.9%

(1)         Non-GAAP measure.

16.       Subsequent Events

In July 2011, the Company amended and restated its unsecured revolving credit facility, which expires in July 2016, increasing its available borrowing capacity to $1.05 billion from $600 million.  The Company may, at its option, also increase bank commitments up to an additional $100 million, subject to receipt of additional lending commitments for such amount.  For additional detail regarding the Company’s amended and restated unsecured revolving credit facility, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.

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

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world.  We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 45,000 employees and staff employed in the field on projects.

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

Due to the recent civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  We cannot currently determine when or if we will resume services.  For further information regarding this matter, see the discussion in Note 14 to the consolidated financial statements and below in this Management’s Discussion and Analysis section.

Continued challenges in our Western European business, particularly in the United Kingdom, have led us to evaluate several potential restructuring actions in order to reduce our cost structure. The result of such actions may negatively impact our fourth quarter diluted earnings per share by approximately $0.05.

Throughout this section, we refer to companies we acquired in the last twelve months as “acquired companies.”

Components of Income and Expense

Our management analyzes the results of our operations using several non-GAAP measures.  A significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as other direct costs.  Those costs are typically paid to service providers upon our receipt of payment from the client.  We segregate other direct costs from revenue resulting in a measurement that we refer to as “revenue, net of other direct costs,” which is a measure of work performed by AECOM employees and a large portion of our fees are derived through work performed by AECOM employees rather than other parties.  We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers, and the related gross margins, as discussed in Results of Operations below.  Because of the importance of maintaining the high quality of work generated by our employees, gross margin is an important metric that we review in evaluating our operating performance.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Other Financial Data:
Revenue	$2,046.7	$1,635.1	$5,919.3	$4,717.1
Other direct costs (1)	732.6	572.4	2,098.0	1,640.2
Revenue, net of other direct costs (1)	1,314.1	1,062.7	3,821.3	3,076.9
Cost of revenue, net of other direct costs (1)	1,192.9	947.7	3,495.0	2,771.0
Gross profit	121.2	115.0	326.3	305.9
Equity in earnings of joint ventures	12.3	6.0	31.7	13.8
General and administrative expenses	23.5	28.3	70.4	78.1
Income from operations	$110.0	$92.7	$287.6	$241.6

Reconciliation of Cost of Revenue:
Other direct costs	$732.6	$572.4	$2,098.0	$1,640.2
Cost of revenue, net of other direct costs	1,192.9	947.7	3,495.0	2,771.0
Cost of revenue	$1,925.5	$1,520.1	$5,593.0	$4,411.2

(1)         Non-GAAP measure.

Results of Operations

Three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenue	$2,046.7	$1,635.1	$411.6	25.2%	$5,919.3	$4,717.1	$1,202.2	25.5%
Other direct costs	732.6	572.4	160.2	28.0	2,098.0	1,640.2	457.8	27.9
Revenue, net of other direct costs	1,314.1	1,062.7	251.4	23.7	3,821.3	3,076.9	744.4	24.2
Cost of revenue, net of other direct costs	1,192.9	947.7	245.2	25.9	3,495.0	2,771.0	724.0	26.1
Gross profit	121.2	115.0	6.2	5.4	326.3	305.9	20.4	6.7
Equity in earnings of joint ventures	12.3	6.0	6.3	105.0	31.7	13.8	17.9	129.7
General and administrative expenses	23.5	28.3	(4.8)	(17.0)	70.4	78.1	(7.7)	(9.9)
Income from operations	110.0	92.7	17.3	18.7	287.6	241.6	46.0	19.0
Other income (expense)	(1.7)	(0.3)	(1.4)	*	2.1	3.3	(1.2)	(36.4)
Interest expense, net	(10.4)	(1.1)	(9.3)	*	(30.3)	(4.5)	(25.8)	*
Income from continuing operations before income tax expense	97.9	91.3	6.6	7.2	259.4	240.4	19.0	7.9
Income tax expense	23.9	22.7	1.2	5.3	63.7	60.2	3.5	5.8
Income from continuing operations	74.0	68.6	5.4	7.9	195.7	180.2	15.5	8.6
Discontinued operations, net of tax	—	—	—	*	—	(0.1)	0.1	(100.0)
Net income	74.0	68.6	5.4	7.9	195.7	180.1	15.6	8.7
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.2)	(3.8)	3.6	(94.7)	(7.3)	(11.0)	3.7	(33.6)
Net income attributable to AECOM	$73.8	$64.8	$9.0	13.9%	$188.4	$169.1	$19.3	11.4%

* Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	90.8	89.2	91.5	90.1
Gross margin	9.2	10.8	8.5	9.9
Equity in earnings of joint ventures	0.9	0.6	0.8	0.4
General and administrative expense	1.7	2.7	1.8	2.4
Income from operations	8.4	8.7	7.5	7.9
Other income (expense)	(0.1)	—	0.1	0.1
Interest expense, net	(0.9)	(0.1)	(0.8)	(0.2)
Income from continuing operations before income tax expense	7.4	8.6	6.8	7.8
Income tax expense	1.8	2.1	1.7	1.9
Income from continuing operations	5.6	6.5	5.1	5.9
Discontinued operations, net of tax	—	—	—	—
Net income	5.6	6.5	5.1	5.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	(0.4)	(0.2)	(0.4)
Net income attributable to AECOM	5.6%	6.1%	4.9%	5.5%

Revenue

Our revenue for the three months ended June 30, 2011 increased $411.6 million, or 25.2%, to $2.0 billion as compared to $1.6 billion for the corresponding period last year.  $533.4 million of our revenue for the three months ended June 30, 2011 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue decreased $121.8 million, or 7.4%, from the three months ended June 30, 2010.

Our revenue for the nine months ended June 30, 2011 increased $1.2 billion, or 25.5%, to $5.9 billion as compared to $4.7 billion for the corresponding period last year.  $1.3 billion of our revenue for the nine months ended June 30, 2011 was provided by companies acquired in the past twelve months.  Excluding the revenue provided by companies acquired in the past twelve months, revenue decreased $115.3 million, or 2.4%, from the nine months ended June 30, 2010.

The decrease in revenue, excluding acquired companies, for the three months ended June 30, 2011 was primarily attributable to $112 million in decreased revenue in our MSS segment due to the completion in February 2011 of our Combat Support project with the U.S. government in the Middle East, and reduced professional and technical services provided to clients in the United States, Libya, and Canada of approximately $60 million, $30 million, and $20 million, respectively.  These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million, and approximately $60 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

The decrease in revenue, excluding acquired companies, for the nine months ended June 30, 2011 was primarily attributable to reductions in services for clients in the United States, Libya, and Canada of $110 million, $50 million, and $20 million, respectively, and a $183 million decrease in our MSS segment primarily due to the completion of the contract with the U.S. government noted above.  These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $110 million and $40 million, respectively, and approximately $100 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended June 30, 2011 increased $251.4 million, or 23.7%, to $1.3 billion as compared to $1.1 billion for the corresponding period last year.  Of this increase, $204.1 million, or 81.2%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $47.3 million, or 4.5%, over the three months ended June 30, 2010.

Our revenue, net of other direct costs, for the nine months ended June 30, 2011 increased $744.4 million, or 24.2%, to $3.8 billion as compared to $3.1 billion for the corresponding period last year.  Of this increase, $586.8 million, or 78.8%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $157.6 million, or 5.1%, over the nine months ended June 30, 2010.

The increase in revenue, net of other direct costs, excluding acquired companies, for the three months ended June 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million, and approximately $50 million attributable in increased revenue to stronger foreign currencies (primarily the Australian and Canadian dollars).  These increases were offset by reductions in services for clients in the United States and Libya of approximately $25 million and $15 million, respectively.

The increase in revenue, net of other direct costs, excluding acquired companies, for the nine months ended June 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $40 million, respectively, and approximately $80 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  Additionally, we experienced an increase of $41 million in our MSS segment.  These increases were offset by reductions in services for clients in the United States and Libya of $50 million and $30 million, respectively.

Gross Profit

Our gross profit for the three months ended June 30, 2011 increased $6.2 million, or 5.4%, to $121.2 million as compared to $115.0 million for the corresponding period last year.  $17.6 million of our gross profit for the three months ended June 30, 2011 was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $11.4 million, or 9.9%, from the three months ended June 30, 2010.  For the three months ended June 30, 2011, gross profit, as a percentage of revenue, net of other direct costs, decreased to 9.2% from 10.8% in the three months ended June 30, 2010.

Our gross profit for the nine months ended June 30, 2011 increased $20.4 million, or 6.7%, to $326.3 million as compared to $305.9 million for the corresponding period last year.  $31.3 million of our gross profit for the nine months ended June 30, 2011 was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $10.9 million, or 3.6%, from the nine months ended June 30, 2010.  For the nine months ended June 30, 2011, gross profit, as a percentage of revenue, net of other direct costs, decreased to 8.5% from 9.9% in the nine months ended June 30, 2010.

The increase in gross profit for the three months ended June 30, 2011 was primarily attributable to increases in revenue, net of other direct costs, partially offset by the cessation of services provided under a project with an agency of the Libyan government.

The increase in gross profit for the nine months ended June 30, 2011 was primarily due to increases in revenue, net of other direct costs, pension curtailment gains in our PTS segment of $4.2 million, and gross profit provided by our MSS segment, offset by the cessation of service provided under the Libyan Housing and Infrastructure Board project, as discussed in Note 14 to the notes to our consolidated financial statements and the segment sections below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2011 increased $6.3 million to $12.3 million as compared to $6.0 million in the corresponding period last year.  $3.9 million of our equity in earnings of joint ventures for the three months ended June 30, 2011 was provided by companies acquired in the past twelve months.  Excluding the equity in earnings provided by companies acquired in the past twelve months, equity in earnings of joint ventures increased $2.4 million, or 40.0%, from the three months ended June 30, 2010.

Our equity in earnings of joint ventures for the nine months ended June 30, 2011 increased $17.9 million to $31.7 million as compared to $13.8 million in the corresponding period last year.  $12.5 million of our equity in earnings of joint ventures for the nine months ended June 30, 2011 was provided by companies acquired in the past twelve months.  Excluding the equity in earnings provided by companies acquired in the past twelve months, equity in earnings of joint ventures increased $5.4 million, or 39.1%, from the nine months ended June 30, 2010.

The increases, excluding acquired companies, were primarily due to increased activity in a joint venture that provides service to the U.S. Navy.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2011 decreased $4.8 million, or 17.0%, to $23.5 million as compared to $28.3 million for the corresponding period last year.  As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 2.7% in the three months ended June 30, 2010 to 1.7% in the three months ended June 30, 2011.

Our general and administrative expenses for the nine months ended June 30, 2011 decreased $7.7 million, or 9.9%, to $70.4 million as compared to $78.1 million for the corresponding period last year.  As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 2.4% in the nine months ended June 30, 2010 to 1.8% in the nine months ended June 30, 2011.

Other Income (Expense)

Our other expense for the three months ended June 30, 2011 was $1.7 million as compared to $0.3 million for the three months ended June 30, 2010.

Our other income for the nine months ended June 30, 2011 was $2.1 million as compared to $3.3 million for the nine months ended June 30, 2010.

Other income is primarily comprised of net gains and losses on investments we hold related to a deferred compensation plan, which was terminated in December 2010, as discussed in Note 13 to the consolidated financial statements.

Interest Expense, Net

Our net interest expense for the three months ended June 30, 2011 was $10.4 million as compared to $1.1 million for the three months ended June 30, 2010.

Our net interest expense for the nine months ended June 30, 2011 was $30.3 million as compared to $4.5 million for the nine months ended June 30, 2010.

The increases in interest expense primarily relate to increased borrowings associated with the funding of acquisitions.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2011 increased $1.2 million, or 5.3%, to $23.9 million as compared to $22.7 million for the three months ended June 30, 2010.  The effective tax rate was 24.5% and 24.8% for the three months ended June 30, 2011 and 2010, respectively.

Our income tax expense for the nine months ended June 30, 2011 increased $3.5 million, or 5.8%, to $63.7 million as compared to $60.2 million for the nine months ended June 30, 2010.  The effective tax rate was 24.6% and 25.0% for the nine months ended June 30, 2011 and 2010, respectively.

The decrease in our effective tax rate for the three months ended June 30, 2011 is primarily attributable to the recognition of a loss from the liquidation of a foreign entity resulting in a tax benefit of $3.3 million, net of uncertainties.

The decrease in our effective tax rate for the nine months ended June 30, 2011 is primarily attributable to the tax benefit discussed above and the recognition of research and experimentation credits, which resulted in a $3.0 million tax benefit, net of uncertainties.  These research and experimentation credits were provided by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010.

Net Income Attributable to AECOM

The factors described above resulted in net income of $73.8 million and $188.4 million for the three and nine months ended June 30, 2011 as compared to net income of $64.8 million and $169.1 million for the three and nine months ended June 30, 2010.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenue	$1,772.8	$1,337.8	$435.0	32.5%	$4,994.2	$3,859.2	$1,135.0	29.4%
Other direct costs	603.0	372.7	230.3	61.8	1,594.9	1,044.2	550.7	52.7
Revenue, net of other direct costs	1,169.8	965.1	204.7	21.2	3,399.3	2,815.0	584.3	20.8
Cost of revenue, net of other direct costs	1,059.5	859.2	200.3	23.3	3,111.7	2,542.0	569.7	22.4
Gross profit	$110.3	$105.9	$4.4	4.2%	$287.6	$273.0	$14.6	5.3%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	90.6	89.0	91.5	90.3
Gross profit	9.4%	11.0%	8.5%	9.7%

Revenue

Revenue for our PTS segment for the three months ended June 30, 2011 increased $435.0 million, or 32.5%, to $1.8 billion as compared to $1.3 billion for the corresponding period last year.  Revenue provided by companies acquired in the past twelve months was $445.1 million.  Excluding revenue provided by acquired companies, revenue decreased $10.1 million, or 0.8%, over the three months ended June 30, 2010.

Revenue for our PTS segment for the nine months ended June 30, 2011 increased $1.1 billion, or 29.4%, to $5.0 billion as compared to $3.9 billion for the corresponding period last year.  Revenue provided by companies acquired in the past twelve months was $1.1 billion.  Excluding revenue provided by acquired companies, revenue increased $67.5 million, or 1.7%, over the nine months ended June 30, 2010.

The decrease in revenue, excluding acquired companies, for the three months ended June 30, 2011 was primarily attributable to reduced professional and technical services provided to clients in the United States, Libya, and Canada of approximately $60 million, $30 million, and $20 million, respectively.  These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million, and approximately $60 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

The increase in revenue, excluding acquired companies, for the nine months ended June 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $110 million and $40 million, respectively, and approximately $100 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  These increases were partially offset by reductions in services for clients in the United States, Libya, and Canada of $110 million, $50 million, and $20 million, respectively.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended June 30, 2011 increased $204.7 million, or 21.2%, to $1.2 billion as compared to $965.1 million for the corresponding period last year.  Of this increase, $165.4 million, or 80.8%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $39.3 million, or 4.1%, over the three months ended June 30, 2010.

Revenue, net of other direct costs, for our PTS segment for the nine months ended June 30, 2011 increased $584.3 million, or 20.8%, to $3.4 billion as compared to $2.8 billion for the corresponding period last year.  Of this increase, $467.8 million, or 80.1%, was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $116.5 million, or 4.1%, over the nine months ended June 30, 2010.

The increase in revenue, net of other direct costs, excluding acquired companies, for the three months ended June 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million, and approximately $50 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  These increases were offset by reductions in services for clients in the United States and Libya of approximately $25 million and $15 million, respectively.

The increase in revenue, net of other direct costs, excluding acquired companies, for the nine months ended June 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $40 million, respectively, and approximately $80 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).  These increases were offset by reductions in services for clients in the United States and Libya of $50 million and $30 million, respectively.

Gross Profit

Gross profit for our PTS segment for the three months ended June 30, 2011 increased $4.4 million, or 4.2%, to $110.3 million as compared to $105.9 million for the corresponding period last year.  Gross profit provided by companies acquired in the past twelve months was $11.5 million.  Excluding gross profit provided by acquired companies, gross profit decreased $7.1 million, or 6.7%, from the three months ended June 30, 2010.  As a percentage of revenue, net of other direct costs, gross profit decreased to 9.4% of revenue, net of other direct costs, for the three months ended June 30, 2011 from 11.0% in the corresponding period last year.

Gross profit for our PTS segment for the nine months ended June 30, 2011 increased $14.6 million, or 5.3%, to $287.6 million as compared to $273.0 million for the corresponding period last year.  Gross profit provided by companies acquired in the past twelve months was $17.4 million.  Excluding gross profit provided by acquired companies, gross profit decreased $2.8 million, or 1.0%, from the nine months ended June 30, 2010.  As a percentage of revenue, net of other direct costs, gross profit decreased to 8.5% of revenue, net of other direct costs, for the nine months ended June 30, 2011 from 9.7% in the corresponding period last year.

The increase in gross profit for the three months ended June 30, 2011 was primarily attributable to the $11.5 million contribution provided by acquired companies noted above and stronger foreign currencies (primarily the Australian and Canadian dollars) of $4.3 million, offset by a $10.1 million reduction resulting from the suspension of our program manager services for the Libya Housing and Infrastructure Board’s project to modernize the country’s infrastructure.

The increase in gross profit for the nine months ended June 30, 2011 was primarily attributable to the $17.4 million contribution provided by acquired companies noted above, the increase in revenue, net of other direct costs, excluding acquired companies, from Australia noted above, and stronger foreign currencies (primarily the Australian and Canadian dollars) of $6.5 million, offset by a $24.5 million reduction resulting from the Libyan project.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenue	$273.9	$297.3	$(23.4)	(7.9)%	$925.1	$857.9	$67.2	7.8%
Other direct costs	129.6	199.7	(70.1)	(35.1)	503.1	596.0	(92.9)	(15.6)
Revenue, net of other direct costs	144.3	97.6	46.7	47.8	422.0	261.9	160.1	61.1
Cost of revenue, net of other direct costs	133.4	88.5	44.9	50.7	383.3	229.0	154.3	67.4
Gross profit	$10.9	$9.1	$1.8	19.8%	$38.7	$32.9	$5.8	17.6%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	92.4	90.7	90.8	87.4
Gross profit	7.6%	9.3%	9.2%	12.6%

Revenue

Revenue for our MSS segment for the three months ended June 30, 2011 decreased $23.4 million, or 7.9%, to $273.9 million as compared to $297.3 million for the corresponding period last year.  This decrease was offset by $88.3 million provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue decreased $111.7 million, or 37.6%, over the three months ended June 30, 2010.

Revenue for our MSS segment for the nine months ended June 30, 2011 increased $67.2 million, or 7.8%, to $925.1 million as compared to $857.9 million for the corresponding period last year.  Of this increase, $250.0 million was provided by companies acquired in the past twelve months.  Excluding revenue provided by acquired companies, revenue decreased $182.8 million, or 21.3%, over the nine months ended June 30, 2010.

The decrease in revenue, excluding acquired companies, for the three months ended June 30, 2011 was primarily attributable to decreased activity of $120 million from our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

The decrease in revenue, excluding acquired companies, for the nine months ended June 30, 2011 was primarily attributable to decreased activity of $220 million from our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended June 30, 2011 increased $46.7 million, or 47.8%, to $144.3 million as compared to $97.6 million for the corresponding period last year.  Of this increase, $38.7 million was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $8.0 million, or 8.2%, over the three months ended June 30, 2010.

Revenue, net of other direct costs, for our MSS segment for the nine months ended June 30, 2011 increased $160.1 million, or 61.1%, to $422.0 million as compared to $261.9 million for the corresponding period last year.  Of this increase, $119.0 million was provided by companies acquired in the past twelve months.  Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $41.1 million, or 15.7%, over the nine months ended June 30, 2010.

The increase in revenue, net of other direct costs, excluding acquired companies, for the nine months ended June 30, 2011 was primarily attributable to increased activity of self-performed work for our global maintenance and support services for the United States Army and various projects with United States intelligence agencies.

Gross Profit

Gross profit for our MSS segment for the three months ended June 30, 2011 increased $1.8 million, or 19.8%, to $10.9 million as compared to $9.1 million for the corresponding period last year.  Of this increase, $6.1 million was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $4.3 million, or 47.3%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 7.6% in the three months ended June 30, 2011 from 9.3% in the corresponding period last year.

Gross profit for our MSS segment for the nine months ended June 30, 2011 increased $5.8 million, or 17.6%, to $38.7 million as compared to $32.9 million for the corresponding period last year.  Of this increase, $13.9 million was provided by companies acquired in the past twelve months.  Excluding gross profit provided by acquired companies, gross profit decreased $8.1 million, or 24.6%.  As a percentage of revenue, net of other direct costs, gross profit decreased to 9.2% in the nine months ended June 30, 2011 from 12.6% in the corresponding period last year.

The decrease in gross profit, excluding acquired companies, for the three and nine months ended June 30, 2011 as compared to the corresponding period in the prior year was primarily attributable to decreased services provided on our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

The decrease in gross profit, as a percentage of revenue, net of other direct costs for the three and nine months ended June 30, 2011 was primarily due to decreased activity on the Combat Support project and a depot maintenance project for the United States Army.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations and access to financial markets.  Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt.  We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.  See Note 16 — Subsequent Events to the consolidated financial statements regarding our recent increase in capacity of our unsecured revolving credit facility.

At June 30, 2011, cash and cash equivalents were $381.5 million, a decrease of $231.4 million, or 37.8%, from $612.9 million at September 30, 2010.  This decrease was primarily attributable to cash used by operating activities and payments for business acquisitions, offset by net proceeds from borrowings.

Net cash used in operating activities was $130.1 million for the nine months ended June 30, 2011, compared to net cash provided by operating activities of $43.7 million for the nine months ended June 30, 2010.  The net cash used in operating activities in the current period was primarily attributable to the $89.7 million settlement of our U.S. deferred compensation plan liability, as described in Note 13 to the financial statements, and the $61.2 million excess tax benefit from share-based payment, which was primarily attributable to the plan distribution.

Net cash used in investing activities was $381.6 million for the nine months ended June 30, 2011, an increase of $308.3 million from $73.4 million for the nine months ended June 30, 2010.  This increase was primarily due to payments for business acquisitions.

Net cash provided by financing activities was $267.0 million for the nine months ended June 30, 2011, compared with $37.5 million in the comparable period last year, an increase of $229.5 million.  This increase was primarily attributable to the increase in net borrowings to fund acquisitions.

Working Capital

Working capital, or current assets less current liabilities, increased $179.9 million, or 16.4%, to $1.3 billion at June 30, 2011 from $1.1 billion at September 30, 2010.  Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $284.0 million, or 15.5%, to $2.1 billion at June 30, 2011, primarily attributable to recent acquisitions.

Accounts receivable increased 14.0%, or $303.9 million, from September 30, 2010 to June 30, 2011 primarily due to recent acquisitions.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, adjusted for the effects of recent acquisitions, at June 30, 2011, was 93 days compared to the 89 days at September 30, 2010.

In Note 5 to the consolidated financial statements, Accounts Receivable—Net, a comparative analysis of the various components of accounts receivable is provided.  Substantially all unbilled receivables as of June 30, 2011 and September 30, 2010 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated.  In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred.  Other than as disclosed, there are no significant net receivables related to contract claims as of June 30, 2011 and September 30, 2010.  Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance.  On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	June 30, 2011	September 30, 2010
	(in millions)
Unsecured term credit agreement	$600.0	$609.1
Unsecured senior notes	252.8	250.5
Unsecured revolving credit facility	271.3	26.5
Notes secured by real properties	25.4	25.9
Other debt	46.5	19.1
Total debt	1,196.0	931.1
Less: Current portion of debt and short-term borrowings	(30.6)	(16.4)
Long-term debt, less current portion	$1,165.4	$914.7

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2011 (which does not account for our amended and restated unsecured revolving credit facility entered into as of July 2011, as discussed in Note 16 to the notes to our consolidated financial statements):

Fiscal Year
2011 (three months remaining)	$20.8
2012	313.4
2013	123.4
2014	452.6
2015	2.2
Thereafter	283.6
Total	$1,196.0

Unsecured Term Credit Agreements

In September 2010, we entered into an unsecured term credit agreement with a syndicate of banks to support our working capital and acquisition needs.  Pursuant to the credit agreement, we borrowed $600 million in term loans and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions.  The loans under the credit agreement bear interest, at our option, at either the base rate (as defined in the credit agreement) plus an applicable margin or the Eurodollar rate (as defined in the credit agreement) plus an applicable margin.  The applicable margin for base rate loans is a range of 1.0% to 2.25% and the applicable margin for Eurodollar rate loans is a range of 2.0% to 3.25%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter.  For the nine months ended June 30, 2011, the average interest rate was 3.1%.  Payments of the initial principal amount outstanding under the credit agreement are required on a quarterly basis beginning in September 2012.  Any remaining principal of the loans under the credit agreement is due no later than September 2014.

In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time, the opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate.  The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor and was repaid as of June 30, 2011.  In order to obtain favorable pricing, we also provided a parent company guarantee.  In June 2010, certain of our wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit us to enter into the note purchase agreement for a private placement of Unsecured Senior Notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith.  The amounts outstanding on this credit agreement were $0.0 million and $9.1 million at June 30, 2011 and September 30, 2010, respectively.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors.  The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million.  The outstanding accreted balance of Series B Notes was $77.8 million at June 30, 2011, which have an effective interest rate of 5.62%.  Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

We had an unsecured revolving credit facility with a syndicate of banks to support our working capital and acquisition needs.  As of June 30, 2011 and September 30, 2010, the borrowing capacity under our unsecured revolving credit facility was $600 million, and pursuant to the terms of the associated credit agreement, had an expiration date of August 31, 2012.  The facility also provided that, at our option, we could request an increase in the commitments under the facility up to a total of $750 million, subject to lender approval.  We could borrow, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate), or (b) an offshore, or LIBOR, rate plus a margin which ranges from 0.50% to 1.38%.  In addition to these borrowing rates, there was a commitment fee which ranged from 0.10% to 0.25% on any unused commitment.  At June 30, 2011 and September 30, 2010, $271.3 million and $26.5 million, respectively, were outstanding under our credit facility.  At June 30, 2011 and September 30, 2010, outstanding standby letters of credit totaled $35.4 million and $31.5 million, respectively, under our credit facility.  Additionally, as of June 30, 2011, we had $293.3 million available under our credit facility.

As described in Note 16, in July 2011, we amended and restated our unsecured revolving credit facility, which expires in July 2016, increasing our available borrowing capacity to $1.05 billion from $600 million.  We may, at our option, also increase bank commitments up to an additional $100 million, subject to receipt of additional lending commitments for such amount.  For additional detail regarding our amended and restated unsecured revolving credit facility, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.

Covenants and Restrictions

Under all of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of any fiscal quarter.  This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA).  For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions).  As of June 30, 2011, our consolidated leverage ratio was 2.2, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

Our unsecured revolving credit facility and unsecured term credit agreements also contain certain covenants that limit our ability to, among other things, (i) issue financial and commercial standby letters of credit, (ii) issue performance guarantees, (iii) incur indebtedness and contingent obligations, and (iv) pay dividends or make certain other restricted payments or investments.

Additionally, our Unsecured Senior Notes contain covenants that limit certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien.  The Unsecured Senior Notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold.  The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010.  In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter.  Our net worth for this financial covenant is defined as Total AECOM stockholders’ equity.  As of June 30, 2011, our net worth was $2.5 billion, which exceeds the calculated threshold of $1.3 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the Unsecured Senior Notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated.  At June 30, 2011, we were in compliance with all such covenants.

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

Our average effective interest rate on borrowings under our revolving credit facility, including the effects of the swaps in fiscal 2010, during the nine months ended June 30, 2011 and 2010 was 1.4% and 2.9%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008.  These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases.  In addition to the revolving credit facility discussed above, at June 30, 2011, we had $268.1 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $185.0 million was utilized for outstanding standby letters of credit.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2011, there was approximately $220.4 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees.  For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans.  The total amounts of employer contributions paid for the nine months ended June 30, 2011 were $17.0 million for U.S. plans and $13.0 million for non-U.S. plans.  Funding requirements for each plan are determined based on the local laws of the country where such plan resides.  In certain countries, the funding requirements are mandatory while in other countries, they are discretionary.  Our expected remaining scheduled contributions are $1.3 million to our U.S. plans and $6.0 million for non-U.S. plans in fiscal 2011.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.  In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

We believe, based on advise of Kuwaiti legal counsel, that CSA has been in compliance with STI requirements of Kuwait labor laws.  Therefore, we presently believe that, if required, CSA would be successful in obtaining a favorable determination of this matter.  However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on our results of operations.

Libyan Project

Due to the recent civil unrest in Libya, in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  We cannot currently determine when or if we will resume services.  This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities.  As of June 30, 2011, $30.7 million of liabilities related to this project are included in accompanying consolidated balance sheet.  The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended June 30, 2011, other than the amendment and restatement of our unsecured revolving credit facility on July 20, 2011. See note 16 to the notes to our financial statements.

New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements.  We adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The Level 3 fair value measurement guidance becomes effective for us in our fiscal year beginning October 1, 2011.  We do not believe that the adoption of the separate disclosures related to Level 3 measurements in its fiscal year beginning October 1, 2011 will have a material impact on the consolidated financial statements.  Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements.  This guidance is effective for us in our fiscal year beginning October 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income.  The new standard will require companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity.  The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  This guidance is effective for us in our fiscal year beginning October 1, 2012 and, although it will change the financial statement presentation, it is not expected to have a material impact on our financial condition or results of operations.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of June 30, 2011 and September 30, 2010, we had $871.3 million and $635.6 million, respectively, outstanding borrowings under our credit facility and our term credit agreements.  Interest on amounts borrowed under our credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance.  These borrowings are at offshore rates, for which the applicable margin added can range from 0.50% to 3.25%.  For the nine months ended June 30, 2011, our weighted average floating rate borrowings were $842.7 million.  If short-term floating interest rates were to increase or decrease by 1%, our annual interest expense could have increased or decreased by $8.4 million.  We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2011 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In recent months, civil unrest, which initially began in Tunisia and Egypt, has spread to other areas in the Middle East and beyond.  Due to the recent civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure.  We cannot currently determine when or if we will resume services.  This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs.  If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  Our internal policies mandate compliance with these anti-corruption laws.  We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.  Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents.  Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future.  Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or material costs to us.

Some of our services are performed in high-risk locations, such as Iraq, and, until recently, Libya, where the country or location is suffering from political, social or economic problems, or war or civil unrest.  In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel.  Despite these precautions, the safety of our personnel in these locations may continue to be at risk.  Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees and contractors or assets.  For example, as discussed above, we incurred losses related to demobilization and shutdown costs related to the cessation of our operations in Libya due to ongoing civil unrests.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines.  At June 30, 2011, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $161.0 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.  Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements.  If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

Our ability to grow and to compete in our industry will be harmed if we do not retain the continued services of our key technical and management personnel and identify, hire, and retain additional qualified personnel.

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

At June 30, 2011, our contracted backlog was approximately $9.0 billion and our awarded backlog was approximately $7.0 billion for a total backlog of $16.0 billion.  Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded.  Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed.  We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits.  Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract.  In addition, from time to time, projects are delayed, scaled back or cancelled.  These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, replace our existing credit agreement on or before its expiration in 2016 or obtain funding through the issuance of our securities.  We use credit facilities to support our working capital and acquisition needs.  There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

Our debt agreements contain restrictive covenants and financial ratio tests that restrict or prohibit our ability to engage in or enter into a variety of transactions.  If we fail to comply with these covenants or tests, our indebtedness under these agreements could become accelerated, which could adversely affect us.

Our debt agreements, including our senior credit facility and the agreement governing our senior notes, contain various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole; and, in the case of our senior credit facility, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions.  These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.

Our senior credit facility requires us to maintain compliance with a maximum leverage ratio and a maximum fixed charge coverage ratio.  The agreement governing our senior notes requires us to maintain compliance with a maximum leverage ratio and a minimum consolidated net worth test, and limits our consolidated priority indebtedness as a percentage of consolidated net worth.  Our ability to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section).  If we fail to do so, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them.  This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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
10.1

Consulting Agreement, dated as of April 21, 2011, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)

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

AECOM TECHNOLOGY CORPORATION

Date: August 5, 2011	By:	/s/ MICHAEL S. BURKE
Michael S. Burke
Executive Vice President, Chief Financial Officer