Form 10-K
period 2011-09-30
AECOM TECHNOLOGY CORP
filed 2011-11-21
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of registrant's common stock held by non-affiliates on March 31, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $2.57 billion.

          Number of shares of the registrant's common stock outstanding as of November 9, 2011: 115,354,592

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the registrant's definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2011 year end.

i

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2010 as "fiscal 2010" and the fiscal year ended September 30, 2011, as "fiscal 2011."

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

        Through our network of approximately 45,000 employees (as of September 30, 2011), we provide our services in a broad range of end markets, including the transportation, facilities, environmental, energy, water and government markets. According to Engineering News-Record's "ENR" 2011 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2010 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 45,000 employees at September 30, 2011 and $8.0 billion in revenue for fiscal 2011. We completed the initial public offering of our common stock in May 2007 and such shares are traded on the New York Stock Exchange.

        We offer our services through two business segments: Professional Technical Services and Management Support Services.

        Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. For example, we are providing program management services through a joint venture for the Second Avenue subway line in New York City, design and contract administration services for the Hong Kong-Zhuhai-Macao Bridge's Hong Kong Boundary Crossing Facilities and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum and mining companies. Our PTS segment contributed $6.9 billion, or 86%, of our fiscal 2011 revenue.

        Management Support Services (MSS).    Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. For example, we provide organizational and limited direct support services for equipment sent to the U.S. Army's Corpus Christi Depot in Texas. Our MSS segment contributed $1.1 billion, or 14%, of our fiscal 2011 revenue.

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

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

(1)
For additional financial information by segment, see Note 20 in the notes to our consolidated financial statements.

	Year Ended September 30, (in millions)
	2011	2010	2009
Professional Technical Services (PTS)	$6,877.1	$5,393.7	$5,057.7
Management Support Services (MSS)	1,160.3	1,152.1	1,061.8

Total	$8,037.4	$6,545.8	$6,119.5

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

  •
  Healthcare.  Projects include design services for the Mayo Clinic Gonda Building in Rochester, Minnesota, University Hospital in Dubai Healthcare City and the Samsung Cancer Center in Seoul, Korea. We also have undertaken assignments for the Veterans Affairs Medical Center in Orlando, Florida, and the Minneapolis campus of Children's Hospitals and Clinics of Minnesota.

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

        Systems Support.    Projects cover a diverse set of operational and support systems for the maintenance, operation and modernization of Department of Defense and Department of Energy installations. Our services in this area range from information technology and communications to life cycle optimization and engineering, including environmental management services. Through projects such as our joint venture operation at the Nevada Test Site, our team is responsible for facility and infrastructure support for critical missions of the U.S. government in its nonproliferation efforts, emergency response readiness, and force support and sustainment. Enterprise network operations and information systems support, including remote location engineering and operation in classified environments, are also specialized services we provide.

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

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, (dollars in millions)
	2011		2010		2009
U.S. Federal Government
PTS	$640.8	8%	$549.4	8%	$572.2	9%
MSS	1,151.4	14	1,152.0	18	1,061.8	17
U.S. State and Local Governments	1,453.3	18	1,362.0	21	1,327.1	22
Non-U.S. Governments	1,931.3	24	1,690.2	26	1,388.5	23

Subtotal Governments	5,176.8	64	4,753.6	73	4,349.6	71
Private Entities (worldwide)	2,860.6	36	1,792.2	27	1,769.8	29

Total	$8,037.4	100%	$6,545.8	100%	$6,119.4	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 22%, 26% and 26% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2011, 2010 and 2009, respectively. One of these contracts accounted for approximately 3%, 9% and 10% of our revenue in the years ended September 30, 2011, 2010 and 2009, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

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

        For fiscal 2011, 2010 and 2009, cost-reimbursable contracts represented approximately 54%, 63%, and 62% respectively, of our total revenue, consisting of cost-plus contracts and time and material contracts as follows:

	Year Ended September 30,
	2011	2010	2009
Cost-plus contracts	19%	24%	27%
Time and materials contracts	35	39	35

Total	54%	63%	62%

  Fixed-Price Contracts

        There are typically two types of fixed-price contracts. The first and more common type, lump-sum, involves performing all of the work under the contract for a specified lump-sum fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. In such cases, we will submit formal requests for adjustment of the lump sum via formal change orders or contract amendments. The second type, fixed-unit price, involves performing an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units delivered.

        Many of our fixed-price contracts are negotiated and arise in the design of projects with a specified scope. Fixed-price contracts often arise in the areas of construction management and design-build services. Construction management services are typically in the form of general administrative oversight (in which we do not assume responsibility for construction means and methods and which is on a cost-reimbursable basis). Under our design-build projects, we are typically responsible for the design of a facility with the fixed contract price negotiated after we have had the opportunity to secure specific bids from various subcontractors (including the contractor that will be primarily responsible for all construction risks) and add a contingency fee.

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

        For fiscal 2011, 2010 and 2009, fixed-price contracts represented approximately 46%, 37% and 38%, respectively, of our total revenue. Less than 25%, 13% and 10% of our revenue in each of fiscal 2011, 2010 and 2009, respectively, was generated from contracts where we have exposure to construction cost overruns. There may be risks associated with completing these projects profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party, or pass-through costs to subcontractors and other parties. Our total backlog is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Our backlog for the year ended September 30, 2011 increased $0.9 billion, or 6%, to $15.6 billion as compared to $14.7 billion for the corresponding period last year.

        The following summarizes contracted and awarded backlog, excluding backlog as of September 30, 2011, 2010 and 2009 related to businesses which we divested, as discussed in Note 5 in the notes to our consolidated financial statements (in billions):

	September 30,
	2011	2010	2009
Contracted backlog:
PTS segment	$7.9	$6.1	$4.9
MSS segment	1.0	0.7	0.5

Total contracted backlog	$8.9	$6.8	$5.4

Awarded backlog:
PTS segment	$5.7	$6.4	$3.7
MSS segment	1.0	1.5	0.4

Total awarded backlog	$6.7	$7.9	$4.1

Total backlog:
PTS segment	$13.6	$12.5	$8.6
MSS segment	2.0	2.2	0.9

Total backlog	$15.6	$14.7	$9.5

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

Seasonality

        We experience seasonal trends in our business. Our revenue is typically higher in the last half of the fiscal year. The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. We find that the U.S. federal government tends to authorize more work during the period preceding the end of our fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. Further, our construction management revenue typically increases during the high construction season of the summer months. Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services. Our construction and project management services also typically expand during the high construction season of the summer months. The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period. For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

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

  Personnel by Segment

	As of September 30,
	2011	2010	2009
Professional Technical Services	37,500	33,900	32,800
Management Support Services	7,100	13,800	9,800
Corporate	400	400	600

Total	45,000	48,100	43,200

  Personnel by Geographic Region

	As of September 30,
	2011	2010	2009
Americas	21,600	22,000	19,800
Europe	5,200	4,000	4,200
Middle East	7,400	13,400	11,600
Asia/Pacific	10,800	8,700	7,600

Total	45,000	48,100	43,200

  Personnel by Segment and Geographic Region

	As of September 30, 2011
	PTS	MSS	Corporate		Total
Americas	17,400	3,800	400	*	21,600
Europe	5,200	—	—		5,200
Middle East	4,100	3,300	—		7,400
Asia/Pacific	10,800	—	—		10,800

Total	37,500	7,100	400	*	45,000

*
Includes individuals employed by foreign subsidiaries.

        A portion of our employees are employed on a project-by-project basis to meet our contractual obligations, generally in connection with government projects in our MSS segment. We believe our employee relations are good.

Geographic Information

        For financial geographic information, please refer to Note 20 to the notes to our consolidated financial statements found elsewhere in this Form 10-K.

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

ITEM 1A.    RISK FACTORS

        We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2011, 2010 and 2009, approximately 64%, 73% and 71%, respectively, of our revenue was derived from contracts with government entities.

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

        For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its "SAFETEA-LU" infrastructure funding program and predecessor programs. Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research. A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it. This raises concerns about the future funding structure for federal highway programs, including the Highway Trust Fund. We currently anticipate that SAFETEA-LU, which is set to expire in March 2012, will be extended by continuing resolutions of Congress as it has been prior to all previous scheduled expirations. If SAFETEA-LU is not extended, it could have a material adverse effect on our financial condition and results of operations.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If economic conditions remain weak and decline further, our revenue and profitability could be adversely affected.

        Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Economic conditions in the U.S. and in many other countries and regions, including the United Kingdom, are weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets. Also, the global demand for commodities has increased raw material costs, which will cause our clients' projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

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

        During fiscal 2011, revenue attributable to our services provided outside of the United States was approximately 40% of our total revenue. There are risks inherent in doing business internationally, including:

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

        In recent months, civil unrest, which initially began in Tunisia and Egypt, has spread to other areas in the Middle East and beyond. Due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board's program to modernize the country's infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs. If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected.

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2011, approximately 46% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are more frequently used outside of the United States and, thus, the exposures resulting from fixed-price contracts may increase as we increase our business operations outside of the United States. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 15% of our fiscal 2011 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Of the joint ventures noted above, approximately 8% of our fiscal 2011 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

Misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

        As a government contractor, misconduct, fraud or other improper activities caused by our employees' or consultants' failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, regulations regarding the protection of sensitive government information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, export control and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of government granted eligibility, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

Our defined benefit plans have significant deficits that could grow in the future and cause us to incur additional costs.

        We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines. At September 30, 2011, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $166.5 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

New legal requirements could adversely affect our operating results.

        Our business and results of operations could be adversely affected by the passage of U.S. health care reform, climate change, and other environmental legislation and regulations. For example, new legislation or regulations may result in increased direct costs associated with our compliance efforts. Currently, we are assessing the impact that health care reform could have on our employer-sponsored medical plans and that climate change and other environmental legislation and regulations could have on our overall business.

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

        There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel. Our planned growth may place increased demands on our resources and will likely require the addition of technical and management personnel and the development of additional expertise by existing personnel. Also, some of our personnel hold government granted eligibility that may be required to obtain certain government projects; if we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, key technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications we and they need to perform services for our customers.

        A number of government programs require contractors to have certain kinds of government granted eligibility. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.

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

        Our professional liability policies cover only claims made during the term of the policy. Additionally, our insurance policies may not protect us against potential liability due to various exclusions in the policies and self-insured retention amounts. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

Our backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and, thus, may not accurately reflect future revenue and profits.

        At September 30, 2011, our contracted backlog was approximately $8.9 billion and our awarded backlog was approximately $6.7 billion for a total backlog of $15.6 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

In conducting our business, we depend on other contractors and subcontractors. If these parties fail to satisfy their obligations to us or other parties or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected.

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

If clients use our reports or other work product without appropriate disclaimers or in a misleading or incomplete manner, our business could be adversely affected.

        The reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we have no ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations. If we were found to be liable for any claims related to our client work product, our business could be adversely affected.

Our quarterly operating results may fluctuate significantly.

        We experience seasonal trends in our business with our revenue typically being higher in the last half of the fiscal year. Our fourth quarter (July 1 to September 30) typically is our strongest quarter, and our first quarter is typically our weakest quarter. Our quarterly revenue, expenses and operating results may fluctuate significantly because of a number of factors, including:

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

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

        Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.2 billion as of September 30, 2011. We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business and other factors.

        If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

        Our debt agreements, including our senior credit facility and the agreement governing our senior notes, contain various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries' business, taken as a whole; and, in the case of our senior credit facility, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.

        All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a calculated threshold. As of September 30, 2011, our consolidated leverage ratio was 2.2, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of September 30, 2011, our net worth was $2.3 billion, which exceeds the calculated threshold of $1.4 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this "Risk Factors" section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

Systems and information technology interruption could adversely impact our ability to operate.

        We rely heavily on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience occasional system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, or delay or prevent operations, and adversely affect our operating results.

        In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 83,000 square feet of space at 555 and 515 South Flower Street, Los Angeles, California. Our other offices consist of an aggregate of approximately 7.4 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 13 in the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

ITEM 3.    LEGAL PROCEEDINGS

        As a government contractor, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors' compliance with those laws and regulations through audits and investigations is inherent in government contracting and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

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

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 2,220 stockholders of record as of November 9, 2011. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2011:
First quarter	23.92	28.77
Second quarter	26.15	29.93
Third quarter	25.82	28.67
Fourth quarter	17.67	28.18

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2010:
First quarter	24.31	28.44
Second quarter	25.45	30.48
Third quarter	22.02	30.73
Fourth quarter	22.15	26.37

        Our policy is to use cash flow from operations to fund future growth and pay down debt. Accordingly, we have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future. Additionally, our term credit agreement and revolving credit facility restrict our ability to pay cash dividends. Our debt agreements do not permit us to pay cash dividends unless at the time of and immediately after giving effect to the dividend, (a) there is no default or event of default and (b) the leverage ratio (as defined in the debt agreements) is less than 3.00 to 1.00.

  Equity Compensation Plans

        The following table presents certain information about our equity compensation plans as of September 30, 2011:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Equity compensation plans approved by stockholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	2,968,757	$21.38	13,999,186
AECOM Technology Corporation Equity Incentive Plan	N/A	N/A	4,189,556
AECOM Technology Corporation Employee Stock Purchase Plan	N/A	N/A	7,441,648
AECOM Technology Corporation Global Stock Program(1)	N/A	N/A	26,905,584

Total	2,968,757	$21.38	52,535,974

(1)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, and United Kingdom; and for North America, the Retirement & Savings Plan and Equity Investment Plan.

  Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock (ACM) with that of the S&P MidCap 400 and the S&P 1500 SuperComposite Engineering and Construction indices from March 31, 2007 to September 30, 2011. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

 Comparison of Percentage Change

March 31, 2007—September 30, 2011

  End-of-Month Prices by Quarter

	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009
AECOM(2)	15.40	24.81	34.93	28.57	26.01	32.53	24.44	30.73	26.08	32.00	27.14
S&P MidCap 400	848.47	895.51	885.06	858.20	779.51	819.00	727.29	538.28	489.00	578.14	691.02
S&P 1500 Super Composite Engineering and Construction	141.40	176.08	209.65	215.20	176.98	222.13	145.96	126.35	113.38	137.70	140.92

	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011
AECOM(2)	27.50	28.37	23.06	24.26	27.97	27.73	27.34	17.67
S&P MidCap 400	726.67	789.90	711.73	802.10	907.25	989.05	978.64	781.26
S&P 1500 Super Composite Engineering and Construction	129.42	138.10	123.09	131.29	155.98	172.46	156.12	112.61

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

  Stock Repurchase Program

        In August 2011, our Board of Directors authorized a stock repurchase program (the Repurchase Program), pursuant to which we may purchase up to $200 million of our common stock. Share repurchases under this program may be effected through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. As of September 30, 2011, we have not repurchased our common stock under a Rule 10b5-1 plan.

        In connection with the Repurchase Program, we entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. (Bank of America). Under the agreement for the ASR, we agreed to repurchase $100 million of our common stock from Bank of America. During the quarter ended September 30, 2011, Bank of America delivered 4.3 million shares, at which point our shares outstanding were reduced and accounted for as a reduction to retained earnings. The shares delivered was the minimum amount of shares Bank of America is contractually obligated to provide under the ASR agreement.

        The specific number of shares that ultimately will be repurchased under the ASR agreement will be based upon the volume-weighted average share price of our common stock during the term of the ASR agreement, less an agreed discount, subject to collar provisions which establish a maximum and minimum price and other customary conditions under the ASR agreement. We expect all ASR purchases to be completed, and the ASR agreement to be settled in full, during the first half of fiscal 2012, but no later than March 7, 2012. At settlement, we may be entitled to receive additional shares of common stock from Bank of America or, under certain circumstances, may be required to issue additional shares or make a payment to Bank of America at our option.

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

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenue	$8,037	$6,546	$6,119	$5,195	$4,237
Cost of revenue	7,570	6,116	5,768	4,908	4,039

Gross profit	467	430	351	287	198
Equity in earnings of joint ventures	45	21	23	22	12
General and administrative expenses	91	110	87	70	54

Income from operations	421	341	287	239	156
Other income (expense)	3	10	2	(3)	—
Interest (expense) income—net	(40)	(10)	(11)	1	(3)

Income from continuing operations before income tax expense	384	341	278	237	153
Income tax expense	100	92	77	77	48

Income from continuing operations	284	249	201	160	105
Discontinued operations, net of tax	—	—	3	1	—

Net income	284	249	204	161	105
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(8)	(12)	(14)	(14)	(16)
Gain on the sale of equity investment	—	—	—	—	11

Net income attributable to AECOM	$276	$237	$190	$147	$100

Net income attributable to AECOM per share:
Basic
Continuing operations	$2.35	$2.07	$1.73	$1.44	$1.37
Discontinued operations	—	—	.03	.01	—

	$2.35	$2.07	$1.76	$1.45	$1.37

Diluted
Continuing operations	$2.33	$2.05	$1.70	$1.41	$1.15
Discontinued operations	—	—	.03	—	—

	$2.33	$2.05	$1.73	$1.41	$1.15

Weighted average shares outstanding:
Basic	117	114	108	101	73
Diluted	118	115	110	104	88

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(in millions, except employee data)
Other Data:
Depreciation and amortization	$110	$79	$84	$63	$45
Amortization expense of acquired intangible assets(1)	36	19	26	18	12
Capital expenditures	78	68	63	69	43
Contracted backlog	$8,881	$6,802	$5,356	$4,811	$3,043
Number of full-time and part-time employees	45,000	48,100	43,200	43,000	32,000

(1)
Included in depreciation and amortization above.

	As of September 30,
	2011	2010	2009	2008	2007
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$457	$613	$291	$197	$217
Working capital	1,176	1,094	658	664	598
Total assets	5,789	5,243	3,790	3,596	2,492
Long-term debt excluding current portion	1,145	915	142	366	39
AECOM Stockholders' equity	2,340	2,090	1,730	1,423	1,278

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

Overview

        We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 45,000 employees.

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

        Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in end markets such as transportation, facilities, environmental and energy markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Our PTS segment contributed $6.9 billion, or 86% of our fiscal 2011 revenue.

        Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractors and other direct costs. Our MSS segment contributed $1.1 billion, or 14% of our fiscal 2011 revenue.

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

        During the year ended September 30, 2011, we adopted a revised definition of revenue provided by acquired companies. We define revenue provided by acquired companies as revenue included in the current period up to twelve months subsequent to their acquisition date. We conformed the results of operations for the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 to this definition.

Update

        As discussed in prior reports, due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board's program to modernize the country's infrastructure. We cannot currently determine when or if we will resume services. For further information regarding this matter, see the discussion in Note 19 in the notes to our consolidated financial statements and below in this Management's Discussion and Analysis section.

        As previously announced, continued challenges in our Western European business, particularly in the United Kingdom, led us to restructure portions of this business in order to reduce our cost structure. The result of such actions negatively impacted our fourth quarter diluted earnings per share by approximately $0.07.

Acquisitions

        One of our key strategies is to focus on acquisitions of companies that complement our range of services and/or expand our geographic presence.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2011 was $453.3 million. Business acquisitions during the year ended September 30, 2011 included:

  •
  Four separate global cost and project management consultancy firms that operated under the Davis Langdon name, including businesses in Europe and Middle East, Australia and New Zealand, Africa, and North America. Each of the four acquisitions were separately negotiated, executed by separate purchase agreements, each of which was not contingent upon any other acquisition, and the businesses, although operating as part of a Swiss Verein, under which they shared certain naming and marketing rights, were not under common control or management;

  •
  RSW, Inc., an international engineering firm based in Montreal, Quebec, Canada; and

  •
  Spectral Services Consultants Pte. Ltd. (Spectral), a building services consultancy in India.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2010 was $768.0 million.

        All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

        Our management analyzes the results of our operations using several financial measures not in accordance with generally accepted accounting principles (GAAP). A significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as other direct costs. Those costs are typically paid to service providers upon our receipt of payment from the client. We segregate other direct costs from revenue resulting in a measurement that we refer to as "revenue, net of other direct costs," which is a measure of work performed by AECOM employees. A large portion of our fees are derived through work performed by AECOM employees rather than other parties. We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers, and the related gross margins, as discussed in "Results of Operations" below. Because of the importance of maintaining the high quality of work generated by our employees, gross margin is an important metric that we review in evaluating our operating performance.

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(in millions)
Other Financial Data:
Revenue	$8,037	$6,546	$6,119	$5,195	$4,237
Other direct costs(1)	2,856	2,340	2,300	1,905	1,832

Revenue, net of other direct costs(1)	5,181	4,206	3,819	3,290	2,405
Cost of revenue, net of other direct costs(1)	4,714	3,776	3,468	3,003	2,207

Gross profit	467	430	351	287	198
Equity in earnings of joint ventures	45	21	23	22	12
General and administrative expenses	91	110	87	70	54

Income from operations	$421	$341	$287	$239	$156

Reconciliation of Cost of Revenue:
Other direct costs	$2,856	$2,340	$2,300	$1,905	$1,832
Cost of revenue, net of other direct costs	4,714	3,776	3,468	3,003	2,207

Cost of revenue	$7,570	$6,116	$5,768	$4,908	$4,039

(1)
Non-GAAP measure

  Revenue

        We generate revenue primarily by providing professional technical and management support services for commercial and government clients around the world. Our revenue consists of both services provided by our employees and pass-through fees from subcontractors and other direct costs. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

  Other Direct Costs

        In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to our clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Since subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not accurately reflect business trends.

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

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures includes our portion of fees charged by our unconsolidated joint ventures to clients for services performed by us and other joint venture partners along with earnings we receive from investments in unconsolidated joint ventures.

  Amortization Expense of Acquired Intangible Assets

        Included in our cost of revenue, net of other direct costs is amortization of acquired intangible assets. We have ascribed value to identifiable intangible assets other than goodwill in our purchase price allocations for companies we have acquired. These assets include, but are not limited, to backlog and customer relationships. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations.

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

  Revenue Recognition

        We generally utilize a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition, under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit under this method is dependent upon a number of factors, including the accuracy of a variety of estimates, including engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, we recognize that estimated loss in the period the estimated loss first becomes known.

  Claims Recognition

        Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, we record revenue only to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

  Government Contract Matters

        Our federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations (FAR). These regulations can limit the recovery of certain specified indirect costs on contracts and subject us to ongoing multiple audits by government agencies such as the Defense Contract Audit Agency (DCAA). In addition, most of our federal and state and local contracts are subject to termination at the discretion of the client.

        Audits by the DCAA and other agencies consist of reviews our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Cost Accounting Standards of the FAR (CAS). If the DCAA determines we have not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future.

  Allowance for Doubtful Accounts

        We record accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management's evaluation of the contracts involved and the financial condition of its clients. The factors we consider in our contract evaluations include, but are not limited to:

  •
  Client type—federal or state and local government or commercial client;

  •
  Historical contract performance;

  •
  Historical collection and delinquency trends;

  •
  Client credit worthiness; and

  •
  General economic conditions.

  Unbilled Accounts Receivable and Billings in Excess of Costs on Uncompleted Contracts

        Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.

        Billings in excess of costs on uncompleted contracts represent the billings to date, as allowed under the terms of a contract, but not yet recognized as contract revenue using the percentage-of-completion accounting method.

  Investments in Unconsolidated Joint Ventures

        We have noncontrolling interests in joint ventures accounted for under the equity method. Fees received for and the associated costs of services performed by us and billed to joint ventures with respect to work done by us for third-party customers are recorded as our revenues and costs in the period in which such services are rendered. In certain joint ventures, a fee is added to the respective billings from both ourselves and the other joint venture partners on the amounts billed to the third-party customers. These fees result in earnings to the joint venture and are split with each of the joint venture partners and paid to the joint venture partners upon collection from the third-party customer. We record our allocated share of these fees as equity in earnings of joint ventures.

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

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed pre-tax earnings of non-U.S. operations of approximately $600.8 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time.

  Goodwill and Acquired Intangible Assets

        Goodwill represents the excess amounts paid over the fair value of net assets acquired an acquisition. In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include backlog and customer relationships.

        We test goodwill for impairment at least annually for each reporting unit. We have multiple reporting units. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units. See also Note 20 in the notes to our consolidated financial statements.

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

        During the fourth quarter of fiscal 2011, we conducted our annual impairment test. As a result of the impairment analysis, we determined that goodwill was not impaired for the year ended September 30, 2011. The impairment evaluation process is based on income and market approaches that utilize discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, a 1% increase in the WACC rate represents a $400 million change to the fair value of our reporting units. A 1% decrease in the terminal growth rate represents a $300 million change to the fair value of our reporting units. Neither of these changes individually would have resulted in the conclusion that goodwill was impaired at September 30, 2011.

  Pension Plans

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $16.3 million to our international plans in fiscal 2012. We do not have a required minimum contribution for our U.S. plans; however, we may make additional discretionary contributions. We currently expect to contribute $13.8 million to our U.S. plans in fiscal 2012. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $26.9 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would increase by approximately $0.3 million and $1.4 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $14.6 million and plan expense would increase by approximately $1.0 million.

        At each measurement date, all assumptions are reviewed and adjusted as appropriate. With respect to establishing the return on assets assumption, we consider the long term capital market expectations for each asset class held as an investment by the various pension plans. In addition to expected returns for each asset class, we take into account standard deviation of returns and correlation between asset classes. This is necessary in order to generate a distribution of possible returns which reflects diversification of assets. Based on this information, a distribution of possible returns is generated based on the plan's target asset allocation.

        Capital market expectations for determining the long term rate of return on assets are based on forward-looking assumptions which reflect a 20-year view of the capital markets. In establishing those capital market assumptions and expectations, we rely on the assistance of our actuary and our investment consultant. We and the Trustees review whether changes to the various plans' target asset allocations are appropriate. A change in the plans' target asset allocations would likely result in a change in the expected return on asset assumptions. In assessing a plan's asset allocation strategy, we and the Trustees consider factors such as the structure of the plan's liabilities, the plan's funded status, and the impact of the asset allocation to the volatility of the plan's funded status, so that the overall risk level resulting from our defined benefit plans is appropriate within our risk management strategy.

        Between September 30, 2010 and September 30, 2011, the aggregate worldwide pension deficit grew from $164.2 million to an estimated $166.5 million. This increase in unfunded liabilities is primarily driven by the decrease in U.S. discount rates. Although funding rules are subject to local laws and regulations and vary by location, we expect to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

  Foreign Currency Translation

        Our functional currency is the U.S. dollar. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders' equity.

        We use forward exchange contracts from time to time to mitigate foreign currency risk. We limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, we generally do not need to hedge foreign currency cash flows for contract work performed. The functional currency of all significant foreign operations is the respective local currency.

Fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010

  Consolidated Results

	Fiscal Year Ended		Change
	September 30, 2011	September 30, 2010	$	%
	($ in millions)
Revenue	$8,037.4	$6,545.8	$1,491.6	22.8%
Other direct costs	2,856.6	2,340.0	516.6	22.1

Revenue, net of other direct costs	5,180.8	4,205.8	975.0	23.2
Cost of revenue, net of other direct costs	4,714.1	3,775.5	938.6	24.9

Gross profit	466.7	430.3	36.4	8.5
Equity in earnings of joint ventures	44.8	21.0	23.8	113.3
General and administrative expense	90.3	110.5	(20.2)	(18.3)

Income from operations	421.2	340.8	80.4	23.6
Other (expense) income	3.4	10.2	(6.8)	(66.7)
Interest (expense) income—net	(40.4)	(9.9)	(30.5)	308.1

Income from continuing operations before income tax expense	384.2	341.1	43.1	12.6
Income tax expense	100.1	91.7	8.4	9.2

Income from continuing operations	284.1	249.4	34.7	13.9
Discontinued operations, net of tax	—	(0.1)	0.1	(100.0)

Net income	284.1	249.3	34.8	14.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(8.3)	(12.4)	4.1	(33.1)

Net income attributable to AECOM	$275.8	$236.9	$38.9	16.4%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.0	89.8

Gross margin	9.0	10.2
Equity in earnings of joint ventures	0.9	0.5
General and administrative expense	1.8	2.6

Income from operations	8.1	8.1
Other income (expense)	0.1	0.2
Interest (expense) income—net	(0.8)	(0.2)

Income from continuing operations before income tax expense	7.4	8.1
Income tax expense	1.9	2.2

Income from continuing operations	5.5	5.9
Discontinued operations, net of tax	—	—

Net income	5.5	5.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.2)	(0.3)

Net income attributable to AECOM	5.3%	5.6%

  Revenue

        Our revenue for the year ended September 30, 2011 increased $1.5 billion, or 22.8%, to $8.0 billion as compared to $6.5 billion for the prior year. Excluding revenue provided by acquired companies, revenue decreased $119.9 million, or 1.8%, from the year ended September 30, 2010.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2011 was primarily attributable to reductions in services for clients in Libya, United States, Europe, and Canada of approximately $90 million, $40 million, $40 million, and $30 million, respectively, and a $297 million decrease in our MSS segment primarily due to the completion of the project with the U.S. government noted below in the segment information. These decreases were partially offset by increased demand for our engineering program management services on infrastructure projects in Australia and Asia of approximately $150 million and $65 million, respectively, and approximately $155 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2011 increased $975.0 million, or 23.2%, to $5.2 billion as compared to $4.2 billion for the prior year. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $201.2 million, or 4.8%, over the year ended September 30, 2010.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia, and Asia of approximately $115 million, and $55 million, respectively, and approximately $125 million in increased revenue, net of other direct costs, attributable to stronger foreign currencies (primarily the Australian and Canadian dollars). Additionally, we experienced an increase of $51 million in our MSS segment. These increases were partially offset by reductions in services for clients in Libya, the United States, and Europe of $55 million, $50 million, and $35 million, respectively.

  Gross Profit

        Our gross profit for the year ended September 30, 2011 increased $36.4 million, or 8.5%, to $466.7 million, as compared to $430.3 million in the prior year. Excluding gross profit provided by acquired companies, gross profit decreased $11.6 million, or 2.7%, from the year ended September 30, 2010. For the year ended September 30, 2011, gross profit, as a percentage of revenue, net of other direct costs, decreased to 9.0% from 10.2% in the year ended September 30, 2010.

        The increase in gross profit for the year ended September 30, 2011 was primarily due to increases in revenue, net of other direct costs, pension curtailment gains in our PTS segment of $4.2 million, and gross profit provided by our MSS segment, partially offset by the cessation of service provided under the Libyan Housing and Infrastructure Board project, as discussed in Note 19 in the notes to our consolidated financial statements and the segment sections below. Additionally, challenges in our Western European business, particularly in the United Kingdom, led us to restructure certain portions of this business in order to reduce our cost structure, including facility exit and employee severance costs. The result of such actions resulted in expenses of $12 million during the three months ended September 30, 2011.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2011 increased $23.8 million, or 113%, to $44.8 million as compared to $21.0 million in the prior year. Excluding acquired companies, equity in earnings of joint ventures increased $9.5 million.

        The increase, excluding acquired companies, was primarily due to increased activity in a joint venture that provides service to the U.S. Navy.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2011 decreased $20.2 million, or 18.3%, to $90.3 million as compared to $110.5 million for the prior year. For the year ended September 30, 2011, general and administrative expenses, as a percentage of revenue, net of other direct costs was 1.8% as compared to 2.6% in the prior year.

        The decrease in general and administrative expenses was primarily attributable to reduced expenses related to employee compensation and acquisitions.

  Other Income / Expense

        Our other income for the year ended September 30, 2011 was $3.4 million as compared to other income of $10.2 million for the year ended September 30, 2010.

        Other income is primarily comprised of net gains and losses on investments we hold related to a deferred compensation plan, which was terminated in December 2010, as discussed in Note 16 in the notes to our consolidated financial statements. The decrease was primarily due to this termination.

  Interest Income / Expense—Net

        Our net interest expense for the year ended September 30, 2011 was $40.4 million as compared to $9.9 million for the year ended September 30, 2010.

        The increase in interest expense primarily relates to increased borrowings associated with the funding of acquisitions.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2011 increased $8.4 million to $100.1 million as compared to $91.7 million for the year ended September 30, 2010. The effective tax rate was 26.1% and 26.9% for the years ended September 30, 2011 and 2010, respectively.

        During the fiscal year ended September 30, 2011, our effective tax rate was favorably impacted by lower tax rates applied to foreign earnings and a one-time benefit from the retroactive extension of the U.S. federal research credit during the year. During the fiscal year ended September 30, 2010, our effective tax rate was decreased due to a remeasurement of existing uncertain tax positions for effectively settled audit issues related to fiscal years ended September 30, 2007 and September 30, 2006.

  Net Income Attributable to AECOM

        The factors described above resulted in net income attributable to AECOM of $275.8 million for the year ended September 30, 2011, as compared to $236.9 million for the year ended September 30, 2010.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2011	September 30, 2010	$	%
	($ in millions)
Revenue	$6,877.1	$5,393.7	$1,483.4	27.5%
Other direct costs	2,264.9	1,554.4	710.5	45.7

Revenue, net of other direct costs	4,612.2	3,839.3	772.9	20.1
Cost of revenue, net of other direct costs	4,194.5	3,449.5	745.0	21.6

Gross profit	$417.7	$389.8	$27.9	7.2%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	90.9	89.8

Gross profit	9.1%	10.2%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2011 increased $1.5 billion, or 27.5%, to $6.9 billion as compared to $5.4 billion for the prior year. Excluding revenue provided by acquired companies, revenue increased $177.4 million, or 3.3%, over the year ended September 30, 2010.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia, and Asia of approximately $150 million, and $65 million, respectively, and approximately $155 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars). These increases were partially offset by reductions in services for clients in Libya, the United States, Europe and Canada of $90 million, $40 million, $40 million and $30 million, respectively.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2011 increased $772.9 million, or 20.1%, to $4.6 billion as compared to $3.8 billion for the prior year. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $150.7 million, or 3.9%, over the year ended September 30, 2010.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2011 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $115 million and $55 million, respectively, and approximately $125 million in increased revenue, net of other direct costs, attributable to stronger foreign currencies (primarily the Australian and Canadian dollars). These increases were partially offset by reductions in services in Libya, the United States and Europe of $55 million, $50 million and $35 million, respectively.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2011 increased $27.9 million, or 7.2%, to $417.7 million as compared to $389.8 million for the prior year. Excluding gross profit provided by acquired companies, gross profit decreased $5.3 million, or 1.4%. As a percentage of revenue, net of other direct costs, gross profit decreased to 9.1% of revenue, net of other direct costs, for the year ended September 30, 2011 from 10.2% in the prior year.

        The increase in gross profit for the year ended September 30, 2011 was primarily attributable to the increase in revenue, net of other direct costs, pension curtailment gains of $4.2 million, and stronger foreign currencies (primarily the Australian and Canadian dollars) of $10 million, partially offset by a $24.5 million reduction resulting from the Libyan project. Additionally, challenges in our Western European business, particularly in the United Kingdom, led us to restructure certain portions of this business in order to reduce our cost structure, including facility exit and employee severance costs. The result of such actions resulted in expenses of $12 million during the fourth quarter ended September 30, 2011.

Management Support Services

	Fiscal Year Ended		Change
	September 30, 2011	September 30, 2010	$	%
	($ in millions)
Revenue	$1,160.3	$1,152.1	$8.2	0.7%
Other direct costs	591.7	785.6	(193.9)	(24.7)

Revenue, net of other direct costs	568.6	366.5	202.1	55.1
Cost of revenue, net of other direct costs	519.6	326.0	193.6	59.4

Gross profit	$49.0	$40.5	$8.5	21.0%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.4	88.9

Gross profit	8.6%	11.1%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2011 increased $8.2 million, or 0.7%, to $1.2 billion as compared to $1.2 billion for the prior year. Excluding revenue provided by acquired companies, revenue decreased $297.3 million, or 25.8%, over the year ended September 30, 2010.

        The decrease in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2011 was primarily attributable to $355 million in decreased activity from our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2011 increased $202.1 million, or 55.1%, to $568.6 million as compared to $366.5 million for the prior year. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $50.5 million, or 13.8%, over the year ended September 30, 2010.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2011 was primarily attributable to increased activity of self-performed work for our global maintenance and support services for the United States Army and various projects with United States security and intelligence agencies.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2011 increased $8.5 million, or 21.0%, to $49.0 million as compared to $40.5 million for the prior year. Excluding gross profit provided by acquired companies, gross profit decreased $6.3 million, or 15.6%. As a percentage of revenue, net of other direct costs, gross profit decreased to 8.6% in the year ended September 30, 2011 from 11.1% in the prior year.

        The decrease in gross profit, excluding acquired companies, for the year ended September 30, 2011 was primarily attributable to decreased activity from our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

        The decrease in gross profit, as a percentage of revenue, net of other direct costs for the year ended September 30, 2011 was primarily due to decreased activity from our Combat Support project and a depot maintenance project for the United States Army.

Fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009

  Consolidated Results

	Fiscal Year Ended		Change
	September 30, 2010	September 30, 2009	$	%
	($ in millions)
Revenue	$6,545.8	$6,119.5	$426.3	7.0%
Other direct costs	2,340.0	2,300.5	39.5	1.7

Revenue, net of other direct costs	4,205.8	3,819.0	386.8	10.1
Cost of revenue, net of other direct costs	3,775.5	3,467.8	307.7	8.9

Gross profit	430.3	351.2	79.1	22.5
Equity in earnings of joint ventures	21.0	22.6	(1.6)	(7.1)
General and administrative expense	110.5	86.9	23.6	27.2

Income from operations	340.8	286.9	53.9	18.8
Other (expense) income	10.2	1.7	8.5	*
Interest (expense) income—net	(9.9)	(10.7)	0.8	(7.5)

Income from continuing operations before income tax expense	341.1	277.9	63.2	22.7
Income tax expense	91.7	77.0	14.7	19.1

Income from continuing operations	249.4	200.9	48.5	24.1
Discontinued operations, net of tax	(0.1)	3.0	(3.1)	*

Net income	249.3	203.9	45.4	22.3
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(12.4)	(14.2)	1.8	(12.7)

Net income attributable to AECOM	$236.9	$189.7	$47.2	24.9%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	89.8	90.8

Gross margin	10.2	9.2
Equity in earnings of joint ventures	0.5	0.6
General and administrative expense	2.6	2.3

Income from operations	8.1	7.5
Other income (expense)	0.2	—
Interest (expense) income—net	(0.2)	(0.2)

Income from continuing operations before income tax expense	8.1	7.3
Income tax expense	2.2	2.0

Income from continuing operations	5.9	5.3
Discontinued operations, net of tax	—	0.1

Net income	5.9	5.4
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.4)

Net income attributable to AECOM	5.6%	5.0%

  Revenue

        Our revenue for the year ended September 30, 2010 increased $426.3 million, or 7.0%, to $6.5 billion as compared to $6.1 billion for the year ended September 30, 2009. Excluding acquired companies, revenue decreased $50.0 million, or 0.8%, from the year ended September 30, 2009.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2010 was primarily attributable to the decreased demand for our engineering and program management services on infrastructure projects in the United States and a $29 million decrease in revenue from our MSS segment, excluding acquired companies, partially offset by stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $200 million.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2010 increased $386.8 million, or 10.1%, to $4.2 billion as compared to $3.8 billion for the year ended September 30, 2009. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $136.5 million, or 3.6%, over the year ended September 30, 2009.

        The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, was primarily due to a greater portion of work performed by our employees than in the prior period.

  Gross Profit

        Our gross profit for the year ended September 30, 2010 increased $79.1 million, or 22.5%, to $430.3 million, as compared to $351.2 million in the year ended September 30, 2009. Excluding gross profit provided by acquired companies, gross profit increased $57.8 million, or 16.5%, from the year ended September 30, 2009. For the year ended September 30, 2010, gross profit, as a percentage of revenue, net of other direct costs, increased to 10.2% from 9.2% in the year ended September 30, 2009.

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

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2010 decreased $1.6 million, or 7.1%, to $21.0 million as compared to $22.6 million in the year ended September 30, 2009.

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

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2010 increased $23.6 million, or 27.2%, to $110.5 million as compared to $86.9 million for the year ended September 30, 2009. For the year ended September 30, 2010, general and administrative expenses, as a percentage of revenue, net of other direct costs was 2.6% as compared to 2.3% in the year ended September 30, 2009.

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

  Other Income / Expense

        Our other income for the year ended September 30, 2010 was $10.2 million as compared to other income of $1.7 million for the year ended September 30, 2009.

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

        The decrease in effective tax rate is due to a reduction in our foreign tax rate and a reduction in the valuation allowance related to the future use of foreign losses but was partially offset by remeasurement of existing uncertain tax positions for effectively settled audit issues related to fiscal years ended September 30, 2007 and September 30, 2006 and a lower proportional U.S. income tax credit claim (the Research and Experimentation credit provision expired on December 31, 2009).

  Net Income Attributable to AECOM

        The factors described above resulted in net income attributable to AECOM of $236.9 million for the year ended September 30, 2010, as compared to $189.7 million for the year ended September 30, 2009.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended		Change
	September 30, 2010	September 30, 2009	$	%
	($ in millions)
Revenue	$5,393.7	$5,057.7	$336.0	6.6%
Other direct costs	1,554.4	1,492.2	62.2	4.2

Revenue, net of other direct costs	3,839.3	3,565.5	273.8	7.7
Cost of revenue, net of other direct costs	3,449.5	3,252.6	196.9	6.1

Gross profit	$389.8	$312.9	$76.9	24.6%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	89.8	91.2

Gross profit	10.2%	8.8%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2010 increased $336.0 million, or 6.6%, to $5.4 billion as compared to $5.1 billion for the year ended September 30, 2009. Excluding revenue provided by acquired companies, revenue decreased $21.1 million, or 0.4%, over the year ended September 30, 2009.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2010 was primarily attributable to decreased demand for our engineering and program management services on infrastructure projects in the United States, partially offset by stronger foreign currencies (primarily the Australian dollar and Canadian dollar) of approximately $200 million.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2010 increased $273.8 million, or 7.7%, to $3.8 billion as compared to $3.6 billion for the year ended September 30, 2009. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $97.2 million, or 2.7%, over the year ended September 30, 2009.

        The increase in revenue, net of other direct costs, excluding revenue net of other direct costs provided by acquired companies for the year ended September 30, 2010 was primarily due to a greater portion of work performed by our employees than in the prior period.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2010 increased $76.9 million, or 24.6%, to $389.8 million as compared to $312.9 million for the year ended September 30, 2009. Excluding gross profit provided by acquired companies, gross profit increased $59.1 million, or 18.9%. As a percentage of revenue, net of other direct costs, gross profit increased to 10.2% of revenue, net of other direct costs, for the year ended September 30, 2010 from 8.8% in the year ended September 30, 2009.

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

Management Support Services

	Fiscal Year Ended
			Change
	September 30, 2010	September 30, 2009
			$	%
	($ in millions)
Revenue	$1,152.1	$1,061.8	$90.3	8.5%
Other direct costs	785.6	808.3	(22.7)	(2.8)

Revenue, net of other direct costs	366.5	253.5	113.0	44.6
Cost of revenue, net of other direct costs	326.0	215.2	110.8	51.5

Gross profit	$40.5	$38.3	$2.2	5.7%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	88.9	84.9

Gross profit	11.1%	15.1%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2010 increased $90.3 million, or 8.5%, to $1.2 billion as compared to $1.1 billion for the year ended September 30, 2009. Excluding revenue provided by acquired companies, revenue decreased $28.9 million, or 2.7%, over the year ended September 30, 2009.

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

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2010 increased $113.0 million, or 44.6%, to $366.5 million as compared to $253.5 million for the year ended September 30, 2009. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $39.3 million, or 15.5%, over the year ended September 30, 2009.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2010 was primarily attributable to an increase in our services resulting from task orders received on our Contract Field Teams project, which has a significantly greater portion of work performed directly by our employees as compared to other projects in the MSS segment, and increased activity of self-performed work for our global maintenance and support services for the United States Army. Revenue growth from these projects was approximately $75.0 million. The increase was partially offset by declines totaling approximately $30.0 million associated with the base operations and depot maintenance projects noted above.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2010 increased $2.2 million, or 5.7%, to $40.5 million as compared to $38.3 million for the year ended September 30, 2009. Excluding gross profit provided by acquired companies, gross profit decreased $1.3 million, or 3.4%. As a percentage of revenue, net of other direct costs, gross profit decreased to 11.1% in the year ended September 30, 2010 from 15.1% in the year ended September 30, 2009.

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

Liquidity and Capital Resources

  Cash Flows

        Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months. In the quarter ended September 30, 2011, we amended our term credit agreement to increase our bank term loans from $600 million to $750 million maturing July 2016. In the quarter ended September 30, 2011 we also increased our borrowing capacity to $1.05 billion under our revolving credit facility which expires in July 2016.

        At September 30, 2011, cash and cash equivalents were $456.9 million, a decrease of $156.0 million, or 25.4%, from $612.9 million at September 30, 2010. This decrease was primarily attributable to payments for business acquisitions, offset by net proceeds from borrowings.

        Net cash provided by operating activities was $132.0 million for the year ended September 30, 2011, compared to net cash provided by operating activities of $158.6 million for the year ended September 30, 2010. The change in cash provided by operating activities was primarily attributable to $89.7 million settlement of our U.S. deferred compensation plan liability, as described in Note 16 in the notes to our consolidated financial statements, and $43.9 million in increased excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution, offset by the timing of receipts and payments of accounts receivable and payable.

        Net cash used in investing activities was $421.9 million for the year ended September 30, 2011, compared with $614.5 million for the year ended September 30, 2010. This change was primarily due to a $193.8 million decrease in payments for business acquisitions and $65.3 million of proceeds from the sale of investments in a rabbi trust due to the settlement of our U.S. deferred compensation plan liability.

        Net cash provided by financing activities was $137.5 million for the year ended September 30, 2011, compared with $770.6 million for the year ended September 30, 2010, a decrease of $633.1 million. The decrease in cash provided by financing activities was primarily attributable to a $526.9 million decrease in net borrowings and a $149.9 million increase in payments to repurchase common stock.

  Working Capital

        Working capital, or current assets less current liabilities, increased $81.4 million, or 7.4%, to $1.2 billion at September 30, 2011 from $1.1 billion at September 30, 2010. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $227.1 million, or 12.4%, to $2.1 billion at September 30, 2011, primarily attributable to recent acquisitions.

        Accounts receivable increased 9.7%, or $210.0 million, from September 30, 2010 to September 30, 2011 primarily due to recent acquisitions.

        Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, adjusted for the effects of recent acquisitions, at September 30, 2011, was 88 days compared to the 89 days at September 30, 2010.

        In Note 6, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables as of September 30, 2011 and 2010 are expected to be billed and collected within twelve months.

        Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of September 30, 2011 and 2010. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

        Because our revenue depends to a great extent on billable labor hours, most of our charges are invoiced following the end of the month in which the hours were worked, the majority usually within 15 days. Other direct costs are normally billed along with labor hours. However, as opposed to salary costs, which are generally paid on either a bi-weekly or monthly basis, other direct costs are generally not paid until payment is received (in some cases in the form of advances) from the customers.

  Borrowings and Lines of Credit

        Debt consisted of the following:

	September 30, 2011	September 30, 2010
	(in millions)
Unsecured term credit agreement	$750.0	$609.1
Unsecured senior notes	253.6	250.5
Unsecured revolving credit facility	101.4	26.5
Notes secured by real properties	25.2	25.9
Other debt	32.3	19.1

Total debt	1,162.5	931.1
Less: Current portion of debt and short-term borrowings	(17.8)	(16.4)

Long-term debt, less current portion	$1,144.7	$914.7

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2011:

Fiscal Year
2012	$17.8
2013	153.4
2014	152.2
2015	151.8
2016	403.4
Thereafter	283.9

Total	$1,162.5

  Unsecured Term Credit Agreements

        In September 2011, we entered into an Amended and Restated Credit Agreement (the "Term Credit Agreement") with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions, including Company and lender approval. We used approximately $600 million of the proceeds of the loans to repay indebtedness under our prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under our revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement)

plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 is the 3-month Eurodollar Rate plus 1.75%, or a total of 2.12%. For the year ended September 30, 2011, the average interest rate of our prior term loan facility was 3.09%. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. We may optionally prepay the loans at any time, without penalty.

        In September 2006, through certain wholly-owned subsidiaries, we entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act of 2004, which provided for a limited time, the opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate. The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor and was repaid as of June 30, 2011. In order to obtain favorable pricing, we also provided a parent company guarantee. In June 2010, certain of our wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit us to enter into the note purchase agreement for a private placement of Unsecured Senior Notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith. There were no amounts outstanding on this credit agreement as of September 30, 2011, and $9.1 million outstanding at September 30, 2010.

  Unsecured Senior Notes

        In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $78.6 million and $75.5 million at September 30, 2011, and 2010, respectively, which have an effective interest rate of 5.62%. The fair value of our unsecured senior notes was approximately $259 million at September 30, 2011 and $250 million at September 30, 2010. We calculated the fair values based on model-derived valuations using market observable inputs, which are a Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

  Unsecured Revolving Credit Facility

        In July 2011, we entered into a Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated our unsecured revolving credit facility and increased our available borrowing capacity in order to support our working capital and acquisition needs. As of September 30, 2011 and 2010, the borrowing capacity under our unsecured revolving credit facility was $1.05 billion and $600 million, respectively, and pursuant to the terms of the Revolving Credit Agreement, has an expiration date of July 20, 2016. Prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may also, at our option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of

0.0% to 1.50% and the applicable margin for Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At September 30, 2011 and 2010, $101.4 million and $26.5 million, respectively, were outstanding under our revolving credit facility. At September 30, 2011 and 2010, outstanding standby letters of credit totaled $32.1 million and $31.5 million, respectively, under our revolving credit facility. As of September 30, 2011, we had $916.5 million available under our Revolving Credit Agreement.

  Covenants and Restrictions

        Under all of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of September 30, 2011, our consolidated leverage ratio was 2.2, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

        Our Revolving Credit Agreement and Term Credit Agreement also contain certain covenants that limit our ability to, among other things, (i) merge with other entities, (ii) enter into a transaction resulting in a change of control, (iii) create new liens, (iv) sell assets outside of the ordinary course of business, (v) enter into transactions with affiliates, (vi) substantially change the general nature of the Company and its subsidiaries taken as a whole, and (vii) incur indebtedness and contingent obligations.

        Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merge with other entities, (iii) enter into a transaction resulting in a change of control, (iv) create new liens, (v) sell assets outside of the ordinary course of business, (vi) enter into transactions with affiliates, and (vii) substantially change the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders' equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2011, this amount was $2.3 billion, which exceeds the calculated threshold of $1.4 billion.

        Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At September 30, 2011, we were in compliance with all such covenants.

  Interest Rate Swaps

        We use interest rate swap agreements with financial institutions to fix the variable interest rates on portions of our debt outstanding. The previous interest rate swap agreements on our revolving credit facility expired in August 2010; but in September of 2011, we entered into two new interest rate swap agreements to fix the interest rates on portions of our debt under the Term Credit Agreement. We apply cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the year ended September 30, 2011, the amount recorded in other comprehensive income related to the change in fair value of the derivatives was not material. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015

        Our average effective interest rate on borrowings, including the effects of the swaps, during the year ended September 30, 2011 and 2010 was 3.3% and 2.4%, respectively.

  Notes Secured by Real Properties

        Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the revolving credit facility discussed above, at September 30, 2011, we had $255.1 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $185.2 million was utilized for outstanding standby letters of credit.

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

        Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2011, there was approximately $217.3 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the year ended September 30, 2011 were $19.1 million for U.S. plans and $18.6 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

  Combat Support Associates Joint Venture

        On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait. The costs in question, which have been recognized as revenue on an accrual basis over the life of the contract, were incurred in paying Service Terminal Indemnity (STI) to CSA's employees at the end of their employment agreements. The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law. As a result of the issuance of the DCAA Form 1, the U.S. Government withheld approximately $17 million from payments on current year billings pending final resolution of the questioned costs.

        CSA has requested that the U.S. Government contracting officer make a final determination that the costs are proper under the contract. If the contracting officer declines to overrule the DCAA Form 1, CSA intends to utilize all proper avenues to defend against the Government's claim, including appeals processes.

        We believe, based on advice of Kuwaiti legal counsel, that CSA has been in compliance with STI requirements of Kuwait labor laws. Therefore, we presently believe that, if required, CSA would be successful in obtaining a favorable determination of this matter. However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on our results of operations.

  Global Linguists Solutions Joint Venture

        On October 5, 2011, the DCAA issued a DCAA Form 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture that includes McNeil Technologies Corporation, which we acquired in August 2010. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of DCAA Form 1, the U.S. Government withheld approximately $14 million from payments on current year billings pending final resolution of the questioned costs.

        GLS is performing a review of the issues raised in the Form 1 in order to respond fully to the questioned costs. Based on an initial review, GLS believes that the costs met the applicable contract requirements. However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on our results of operations.

  Libyan Project

        Due to the civil unrest in Libya, in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board's program to modernize the country's infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of September 30, 2011, $28.5 million of liabilities related to this project are included in accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

  Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2011:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$1,162.5	$17.8	$305.6	$555.2	$283.9
Interest on debt	219.3	29.9	57.4	54.7	77.3
Operating leases	1,095.0	192.3	324.3	232.0	346.4
Other	20.3	20.3	—	—	—
Pension obligations	348.9	29.7	62.5	67.0	189.7

Total contractual obligations and commitments	$2,846.0	$290.0	$749.8	$908.9	$897.3

New Accounting Pronouncements and Changes in Accounting

        In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. We adopted this guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance becomes effective for us in our fiscal year beginning October 1, 2011. We do not believe that the adoption of the separate disclosures related to Level 3 measurements in our fiscal year beginning October 1, 2011 will have a material impact on our consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance is effective for us in our fiscal year beginning October 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

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

        On October 1, 2010, we also adopted guidance issued by the FASB on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of whether we have the power to direct the activities over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our consolidated financial statements, see Note 8 in the notes to our consolidated financial statements.

        In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new standard will require companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders' equity. The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for us in our fiscal year beginning October 1, 2012 and, although it will change the financial statement presentation, it is not expected to have a material impact on our financial condition or results of operations.

        In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect this guidance will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

        We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest. We have consolidated all joint ventures for which we have control. For all others, our portion of the earnings are recorded in equity in earnings of joint ventures. See Note 8 in the notes to our consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2011 and 2010, we had $851.4 million and $635.6 million, respectively, outstanding borrowings under our credit facility and our term credit agreements. Interest on amounts borrowed under the credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 1% to 2.5%. For the year ended September 30, 2011, our weighted average floating rate borrowings were $869.5 million. If short term floating interest rates had increased or decreased by 1%, our annual interest expense would have increased or decreased by $8.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited the accompanying consolidated balance sheets of AECOM Technology Corporation (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM Technology Corporation's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway and our report dated November 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
November 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AECOM Technology Corporation

        We have audited AECOM Technology Corporation's (the "Company") internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). AECOM Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Davis Langdon affiliated entities in Europe and Middle East, Australia and New Zealand, and Africa, (collectively, "Davis Langdon entities"), RSW, Inc. and Spectral Services Consultants Private Ltd., which are included in the fiscal 2011 consolidated financial statements of AECOM Technology Corporation and constituted an aggregate of $0.64 billion and $0.46 billion of total and net assets, respectively, as of September 30, 2011 and $0.47 billion, and $0.02 billion of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of AECOM Technology Corporation also did not include an evaluation of the internal control over financial reporting of the Davis Langdon entities, RSW, Inc. and Spectral Services Consultants Private Ltd.

        In our opinion, AECOM Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM Technology Corporation as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
November 18, 2011

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2011	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$349,868	$570,521
Cash in consolidated joint ventures	107,072	42,336

Total cash and cash equivalents	456,940	612,857
Accounts receivable—net	2,380,181	2,170,188
Prepaid expenses and other current assets	100,575	157,840
Income taxes receivable	45,239	—
Deferred tax assets—net	7,131	5,614

TOTAL CURRENT ASSETS	2,990,066	2,946,499
PROPERTY AND EQUIPMENT—NET	323,826	258,784
DEFERRED TAX ASSETS—NET	82,966	105,030
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	71,124	53,235
GOODWILL	2,086,330	1,690,386
INTANGIBLE ASSETS—NET	119,140	108,645
OTHER NON-CURRENT ASSETS	115,876	80,330

TOTAL ASSETS	$5,789,328	$5,242,909

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$6,570	$2,087
Accounts payable	679,111	589,076
Accrued expenses and other current liabilities	792,690	902,824
Billings in excess of costs on uncompleted contracts	324,899	341,959
Income taxes payable	—	1,960
Current portion of long-term debt	11,176	14,354

TOTAL CURRENT LIABILITIES	1,814,446	1,852,260
OTHER LONG-TERM LIABILITIES	435,022	337,494
LONG-TERM DEBT	1,144,723	914,686

TOTAL LIABILITIES	3,394,191	3,104,440
COMMITMENTS AND CONTINGENCIES (Note 19)
AECOM STOCKHOLDERS' EQUITY:
Convertible preferred stock—authorized, 2,500,000; issued and outstanding, 0 and 2,305 shares as of September 30, 2011 and 2010, respectively; $100 liquidation preference value	—	231
Common stock—authorized, 300,000,000 and 150,000,000 shares of $0.01 par value as of September 30, 2011 and 2010, respectively; issued and outstanding, 113,248,337 and 115,316,783 shares as of September 30, 2011 and 2010, respectively	1,132	1,153
Preferred stock, Class C—authorized, 200 shares; issued and outstanding, 0 and 52 shares as of September 30, 2011 and 2010, respectively; no par value, $1.00 liquidation preference value	—	—
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 3 and 4 shares as of September 30, 2011 and 2010, respectively; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,699,207	1,585,044
Accumulated other comprehensive loss	(187,574)	(147,521)
Retained earnings	826,946	651,105

TOTAL AECOM STOCKHOLDERS' EQUITY	2,339,711	2,090,012
Noncontrolling interests	55,426	48,457

TOTAL STOCKHOLDERS' EQUITY	2,395,137	2,138,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,789,328	$5,242,909

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Revenue	$8,037,374	$6,545,791	$6,119,465
Cost of revenue	7,570,672	6,115,520	5,768,262

Gross profit	466,702	430,271	351,203
Equity in earnings of joint ventures	44,819	20,987	22,557
General and administrative expenses	90,298	110,463	86,894

Income from operations	421,223	340,795	286,866
Other income	3,368	10,250	1,713
Interest expense, net	(40,411)	(9,928)	(10,691)

Income from continuing operations before income tax expense	384,180	341,117	277,888
Income tax expense	100,090	91,696	77,002

Income from continuing operations	284,090	249,421	200,886
Discontinued operations, net of tax	—	(77)	2,992

Net income	284,090	249,344	203,878
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(8,290)	(12,457)	(14,182)

Net income attributable to AECOM	$275,800	$236,887	$189,696

Net income allocation:
Preferred stock dividend	$2	$127	$139
Net income available for common stockholders	275,798	236,760	189,557

Net income attributable to AECOM	$275,800	$236,887	$189,696

Net income attributable to AECOM per share:
Basic
Continuing operations	$2.35	$2.07	$1.73
Discontinued operations	—	—	0.03

	$2.35	$2.07	$1.76

Diluted
Continuing operations	$2.33	$2.05	$1.70
Discontinued operations	—	—	0.03

	$2.33	$2.05	$1.73

Weighted average shares outstanding:
Basic	117,396	114,344	108,003
Diluted	118,345	115,463	109,706

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2008	$2,642	$1,030	$1,309,493	$(111,549)	$221,377	$1,422,993	$20,050	$1,443,043
Comprehensive income (loss), net of tax:
Net income					189,696	189,696	14,182	203,878
Foreign currency translation adjustments				(14,538)		(14,538)		(14,538)
Defined benefit minimum pension liability adjustment, net of tax				(19,658)	503	(19,155)		(19,155)
Swap valuation				(830)		(830)		(830)

Total comprehensive income, net of tax						$155,173	$14,182	$169,355

Cumulative effect of adoption of accounting principle (Note 9)					2,908	2,908		2,908
Proceeds from the issuance of stock in secondary public offering, net of $0.6 million of offering costs		46	91,387			91,433		91,433
Retirement plan participants' diversification			(29,120)			(29,120)		(29,120)
Issuance of stock		16	39,462			39,478		39,478
Repurchases of stock	(268)	(14)	(13,211)			(13,493)		(13,493)
Preferred stock dividend	139				(139)	—		—
Proceeds from exercise of options		23	19,383			19,406		19,406
Tax benefit from exercise of stock options			14,969			14,969		14,969
Stock based compensation		8	25,963			25,971		25,971
Other transactions with noncontrolling interests						—	764	764
Distributions to noncontrolling interests						—	(10,309)	(10,309)

BALANCE AT SEPTEMBER 30, 2009	$2,513	$1,109	$1,458,326	$(146,575)	$414,345	$1,729,718	$24,687	$1,754,405
Comprehensive income (loss), net of tax:
Net income					236,887	236,887	12,457	249,344
Foreign currency translation adjustments				32,142		32,142		32,142
Defined benefit minimum pension liability adjustment, net of tax				(34,219)		(34,219)		(34,219)
Swap valuation				1,131		1,131		1,131

Total comprehensive income, net of tax						$235,941	$12,457	$248,398

Issuance of stock		32	79,270			79,302		79,302
Repurchases of stock	(2,409)	(7)	(14,755)			(17,171)		(17,171)
Preferred stock dividend	127				(127)	—		—
Proceeds from exercise of options		10	10,300			10,310		10,310
Tax benefit from exercise of stock options			17,306			17,306		17,306
Stock based compensation		9	34,597			34,606		34,606
Other transactions with noncontrolling interests						—	4,801	4,801
Contributions from noncontrolling interests						—	17,488	17,488
Distributions to noncontrolling interests						—	(10,976)	(10,976)

BALANCE AT SEPTEMBER 30, 2010	$231	$1,153	$1,585,044	$(147,521)	$651,105	$2,090,012	$48,457	$2,138,469
Comprehensive income (loss), net of tax:
Net income					275,800	275,800	8,290	284,090
Foreign currency translation adjustments				(45,609)		(45,609)		(45,609)
Defined benefit minimum pension liability adjustment, net of tax				5,556		5,556		5,556

Total comprehensive income, net of tax						$235,747	$8,290	$244,037

Issuance of stock		36	88,495			88,531		88,531
Repurchases of stock	(233)	(27)	(66,784)			(67,044)		(67,044)
Accelerated share repurchase (Note 3)		(43)			(99,957)	(100,000)		(100,000)
Preferred stock dividend	2				(2)	—		—
Proceeds from exercise of options		5	6,275			6,280		6,280
Tax benefit from exercise of stock options			61,248			61,248		61,248
Stock based compensation		8	24,929			24,937		24,937
Other transactions with noncontrolling interests						—	(20)	(20)
Contributions from noncontrolling interests						—	1,700	1,700
Distributions to noncontrolling interests						—	(3,001)	(3,001)

BALANCE AT SEPTEMBER 30, 2011	$—	$1,132	$1,699,207	$(187,574)	$826,946	$2,339,711	$55,426	$2,395,137

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,090	$249,344	$203,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,306	78,899	84,117
Equity in earnings of unconsolidated joint ventures	(44,819)	(20,987)	(22,557)
Distribution of earnings from unconsolidated joint ventures	36,628	8,319	18,689
Non-cash stock compensation	24,937	34,606	25,971
Excess tax benefit from share-based payment	(61,248)	(17,306)	(14,969)
Foreign currency translation	(7,251)	11,419	(17,692)
Deferred income tax expense (benefit)	29,200	21,840	(3,210)
Other	3,052	(2,335)	1,300
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	(89,688)	—	—
Accounts receivable	(89,052)	(234,247)	(67,853)
Prepaid expenses and other assets	39,599	(17,001)	(15,887)
Accounts payable	76,144	57,037	(8,064)
Accrued expenses and other current liabilities	(67,975)	20,837	375
Billings in excess of costs on uncompleted contracts	(58,551)	(21,793)	35,542
Other long-term liabilities	(40,456)	19,732	(6,114)
Income taxes payable	(12,904)	(25,502)	12,534

Net cash provided by operating activities from continuing operations	132,012	162,862	226,060

Net cash provided by (used in) operating activities from discontinued operations	—	(4,227)	2,580

Net cash provided by operating activities	132,012	158,635	228,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(365,540)	(559,355)	(35,719)
Proceeds from disposal of businesses	2,434	29,794	—
Net investment in unconsolidated joint ventures	(23,398)	8,349	2,904
(Purchases) sales of investments	(22,683)	(24,825)	81,449
Proceeds from sale of investments in rabbi trust	65,261	—	—
Payments for capital expenditures	(77,991)	(68,490)	(62,924)

Net cash used in investing activities	(421,917)	(614,527)	(14,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,863,906	1,985,000	22,540
Repayments of borrowings under credit agreements	(2,640,649)	(1,234,880)	(255,168)
Proceeds from loans on deferred compensation plan investments	59,324	—	—
Repayment of loans on deferred compensation plan investments	(59,324)	—	—
Proceeds from issuance of common stock	15,020	3,502	101,019
Proceeds from exercise of stock options	6,280	10,310	19,406
Payments to repurchase common stock	(167,044)	(17,171)	(13,493)
Excess tax benefit from share-based payment	61,248	17,306	14,969
Net (distributions to) contributions from noncontrolling interests	(1,301)	6,512	(10,309)

Net cash provided by (used in) financing activities	137,460	770,579	(121,036)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,472)	7,393	341
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(155,917)	322,080	93,655
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	612,857	290,777	197,122

CASH AND CASH EQUIVALENTS AT END OF YEAR	$456,940	$612,857	$290,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Deferred compensation plan participants' diversification (non-cash)	$—	$303	$29,120

Equity issued for acquisitions (non-cash)	$68,453	$65,300	$16,946

Equity issued to settle liabilities (non-cash)	$5,058	$10,500	$12,946

Interest paid	$36,624	$8,642	$15,848

Income taxes paid, net of refunds received	$37,991	$63,616	$68,410

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

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2011, 2010 and 2009 each contained 52 weeks and ended on September 30, October 1, and October 2, respectively. The Company acquired Earth Tech in July 2008. Due to different fiscal period-ends for the Company and Earth Tech, Earth Tech's results for the fiscal year beginning September 27, 2008 have been combined with the Company's results for the fiscal year beginning October 4, 2008. The use of the different fiscal period for Earth Tech did not have a material impact on the Company's results of operations.

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

        Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 8 regarding joint ventures.

        Revenue Recognition—The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit is dependent upon a number of factors including, the accuracy of a variety of estimates made at the balance sheet date, engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made at the balance sheet date. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known.

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2011, 2010 and 2009 were $2.9 billion, $2.3 billion and $2.3 billion, respectively.

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

        Contract Claims—Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2011 and 2010, the Company had no significant net receivables related to contract claims.

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

        Audits by the DCAA and other agencies consist of reviews of the Company's overhead rates, operating systems and cost proposals to ensure that the Company accounted for such costs in accordance with the Cost Accounting Standards of the FAR (CAS). If the DCAA determines the Company has not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future. See also Note 19.

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

  •
  Client credit worthiness; and

  •
  General economic conditions.

        Derivative Financial Instruments—The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

        For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders' equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

        The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure generated by the re-measurement of certain assets and liabilities denominated in a non-functional currency in a foreign operation is reported in the same manner as a foreign currency translation adjustment. Accordingly, any gains or losses related to these derivative instruments are recognized in current income.

        Derivatives that do not qualify as hedges must be adjusted to fair value through current income.

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

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. See also Notes 10 and 11.

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

        Goodwill and Acquired Intangible Assets—Goodwill represents the excess amounts paid over the fair value of net assets acquired an acquisition. In order to determine the amount of goodwill resulting from an acquisition, the Company performs an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships.

        The Company performs an impairment test of its goodwill at least annually for each reporting unit of the Company. A reporting unit is defined as an operating segment or one level below an operating segment. The Company's impairment tests are performed at the operating segment level as they represent the Company's reporting units.

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

        During the fourth quarter of fiscal 2011, the Company conducted its annual impairment test. The impairment evaluation process is based on income and market approaches that utilizes discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital percent and terminal growth rates. As a result of the impairment analysis, the Company determined that goodwill was not impaired for the years ended September 30, 2011 or 2010.

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

2. New Accounting Pronouncements and Changes in Accounting

        In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. The Company adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance becomes effective for the Company in its fiscal year beginning October 1, 2011. The Company does not believe that the adoption of the separate disclosures related to Level 3 measurements in its fiscal year beginning October 1, 2011 will have a material impact on its consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance is effective for the Company's second quarter beginning January 1, 2012 and is not expected to have a material impact on its consolidated financial statements.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

        On October 1, 2010, the Company adopted guidance issued by the FASB on revenue recognition. The new guidance provides another alternative for determining the selling price of deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, and requires companies to allocate arrangement consideration to separate deliverables using the relative selling price method. The adoption of the guidance did not have a material effect on the Company's consolidated financial statements.

        On October 1, 2010, the Company also adopted guidance issued by the FASB on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of whether the Company has the power to direct the activities over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new standard will require companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders' equity. The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for the Company's fiscal year beginning October 1, 2012 and, although it will change the financial statement presentation, it is not expected to have a material impact on its financial condition or results of operations.

        In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

3. Public Offerings of Common Stock and Stock Repurchase Program

        In March 2009, the Company sold 4.6 million shares of its common stock in a public offering at a price per share of $20.20, for proceeds of approximately $91.4 million, net of underwriters' discounts and offering costs.

        In August 2009, the Company entered into an Equity Distribution Agreement with UBS Securities LLC (UBS). Pursuant to the terms of the agreement, the Company may sell from time to time through UBS, as the Company's sales agent, up to 4,000,000 shares of the Company's common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices. Net proceeds from the sale of the shares will primarily be used to fund future acquisitions and for general corporate purposes. No shares have been sold under the program to date, and the Company suspended the program on August 16, 2011.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Public Offerings of Common Stock and Stock Repurchase Program (Continued)

        In August 2011, the Company's Board of Directors authorized a stock repurchase program (the Repurchase Program), pursuant to which the Company may purchase up to $200 million of its common stock. Share repurchases under this program may be effected through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. As of September 30, 2011, the Company has made no repurchase of their common stock under a Rule 10b5-1 plan.

        In connection with the Repurchase Program, the Company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. (Bank of America). Under the agreement for the ASR, the Company agreed to repurchase $100 million of its common stock from Bank of America. During the quarter ended September 30, 2011, Bank of America delivered 4.3 million shares to the Company, at which point the Company's shares outstanding were reduced and accounted for as a reduction to retained earnings. The shares delivered was the minimum amount of shares Bank of America is contractually obligated to provide under the ASR agreement.

        The specific number of shares that ultimately will be repurchased by the Company under the ASR agreement will be based upon the volume-weighted average share price of the Company's common stock during the term of the ASR agreement, less an agreed discount, subject to collar provisions which establish a maximum and minimum price and other customary conditions under the ASR agreement. The Company expects all ASR purchases to be completed, and the ASR agreement to be settled in full, during the first half of fiscal 2012, but no later than March 7, 2012. At settlement, the Company may be entitled to receive additional shares of common stock from Bank of America or, under certain circumstances, may be required to issue additional shares or make a payment to Bank of America at the Company's option.

4. Business Acquisitions, Goodwill, and Intangible Assets

        The Company completed six, six, and three business acquisitions during the years ended September 30, 2011, 2010 and 2009, respectively. Business acquisitions completed during the years ended September 30, 2011, 2010 and 2009 did not meet the quantitative thresholds to require proforma disclosures of operating results, either individually or in the aggregate, based on the Company's consolidated assets, investments and net income.

        Business acquisitions during the year ended September 30, 2011 included four separate global cost and project management consultancy firms that operated under the Davis Langdon name, including businesses in Europe and Middle East, Australia and New Zealand, Africa, and North America. Each of the four acquisitions were separately negotiated, executed by separate purchase agreements, with no one acquisition contingent upon the other, and the businesses, although operating as part of a Swiss Verein, under which they shared certain naming and marketing rights, were not under common control or management. Business acquisitions for the year ended September 30, 2011 also included RSW, Inc., an international engineering firm based in Montreal, Quebec, Canada and Spectral Services Consultants Pte. Ltd. (Spectral), a building services consultancy in India.

        Business acquisitions during the year ended September 30, 2010 included Tishman Construction Corporation (Tishman), a New York based provider of construction management services in the United States and the United Arab Emirates, and MT Holdings Corporation, the parent of McNeil Technologies, Inc. (McNeil), a government national security and intelligence services firm based in Virginia.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2011, 2010 and 2009 were $453.3 million, $768.0 million and $63.0 million, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
Cash acquired	$19.3	$143.3	$23.2
Other current assets	149.2	212.5	36.4
Goodwill	405.2	618.1	46.1
Intangible assets	44.3	63.6	7.5
Other non-current assets	51.5	33.1	1.6
Current liabilities	(140.5)	(265.4)	(51.4)
Non-current liabilities	(75.7)	(37.2)	(0.4)

Net assets acquired	$453.3	$768.0	$63.0

        Acquired intangible assets above includes the following:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
Backlog	$10.7	$16.8	$2.9
Customer relationships	30.2	42.6	4.6
Trademark / tradename	3.4	4.2	—

Total intangible assets	$44.3	$63.6	$7.5

        Consideration for acquisitions above includes the following:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
Cash paid	$384.8	$702.7	$40.1
Promissory notes	—	—	6.0
Equity issued	68.5	65.3	16.9

Total consideration	$453.3	$768.0	$63.0

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition. During the year ended September 30, 2011, the Company completed its final valuations of identifiable intangible assets for Tishman, McNeil, the Davis Langdon businesses, and RSW, Inc. These final valuations were not materially different from previously recorded estimates. The Company has is in the process of finalizing its valuation of intangible assets, deferred taxes and fair values related to projects and leases for Spectral, and will complete these analyses during the year ending September 30, 2012. Post-acquisition adjustments primarily relate to project related liabilities.

        The changes in the carrying value of goodwill by reporting segment for the fiscal years ended September 30, 2011, 2010 and 2009 were as follows:

	Fiscal Year 2011
	September 30, 2010	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2011
	(in millions)
Professional Technical Services	$1,355.0	$(2.1)	$(21.4)	$402.4	$1,733.9
Management Support Services	335.4	14.2	—	2.8	352.4

Total	$1,690.4	$12.1	$(21.4)	$405.2	$2,086.3

	Fiscal Year 2010
	September 30, 2009	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2010
	(in millions)
Professional Technical Services	$1,060.1	$(1.1)	$10.5	$285.5	$1,355.0
Management Support Services	2.8	—	—	332.6	335.4

Total	$1,062.9	$(1.1)	$10.5	$618.1	$1,690.4

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2011 and 2010, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2011			September 30, 2010
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog	$91.5	$(79.8)	$11.7	$80.7	$(65.5)	$15.2	1 - 5
Customer relationships	143.2	(39.3)	103.9	114.0	(24.6)	89.4	10
Trademark / tradename	7.4	(3.9)	3.5	4.2	(0.2)	4.0	2

Total	$242.1	$(123.0)	$119.1	$198.9	$(90.3)	$108.6

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Amortization expense for the year ended September 30, 2011 was $32.7 million. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2012	$23.1
2013	17.4
2014	16.8
2015	15.6
2016	12.9
Thereafter	33.3

Total	$119.1

        In addition to the above, amortization of acquired intangible assets included within equity in earnings of joint ventures was $3.1 million for the fiscal year ended September 30, 2011 and will be $1.2 million and $0.2 million for the years ending September 30, 2012 and 2013, respectively.

5. Discontinued Operations

        As part of the July 2008 acquisition of Earth Tech into its Professional Technical Services segment, the Company acquired certain non-strategic businesses that it divested primarily during the year ended December 31, 2009. The summarized results of the discontinued operation, included in the Company's results of operations, are as follows (in millions):

	Fiscal Year Ended
	September 30, 2010	September 30, 2009
Revenue	$13.6	$72.9
Earnings before income taxes	$0.1	$3.4
Income tax expense	0.2	0.4

Earnings from discontinued operations, net of tax	$(0.1)	$3.0

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	(in millions)
Billed	$1,256.3	$1,223.0
Unbilled	1,133.6	956.3
Contract retentions	110.5	89.7

Total accounts receivable—gross	2,500.4	2,269.0
Allowance for doubtful accounts	(120.2)	(98.8)

Total accounts receivable—net	$2,380.2	$2,170.2

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2011 and 2010 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2011 and 2010.

7. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	Useful Lives (years)
	(in millions)
Building and land	$42.2	$37.0	27
Leasehold improvements	252.4	165.2	2 - 12
Computer systems and equipment	247.7	214.5	3 - 7
Furniture and fixtures	98.4	82.8	5 - 10
Automobiles	7.4	8.3	3 - 10

Total	648.1	507.8
Accumulated depreciation and amortization	(324.3)	(249.0)

Property and equipment, net	$323.8	$258.8

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property and Equipment (Continued)

        Depreciation expense for the fiscal years ended September 30, 2011, 2010 and 2009 was $73.2 million, $59.3 million and $57.5 million, respectively. Included in depreciation expense is amortization expense of capitalized software costs for fiscal years ended September 30, 2011, 2010 and 2009 of $6.7 million, $5.8 million and $4.7 million, respectively. Unamortized capitalized software costs at September 30, 2011, 2010 and 2009 were $20.9 million, $20.7 million and $19.0 million, respectively.

        Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining life of the lease or its estimated useful life.

8. Joint Ventures and Variable Interest Entities

        The Company's joint ventures provide architecture, engineering, program management, construction management and operations and maintenance services. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of a representative from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture's economics.

        Some of the Company's joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company's employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass through entities to bill the third-party customer. For consolidated entities, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company's results of operations. For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company's portion of that fee is recorded in equity in earnings of joint ventures.

        The Company also has joint ventures that have their own employees and operating expenses, and to which the Company generally makes a capital contribution. The Company accounts for these joint ventures either as consolidated entities or equity method investments based on the criteria discussed below.

  Adoption of new consolidation standard

        Effective October 1, 2010, the Company adopted guidance issued by the FASB on the consolidation of variable interest entities (VIEs). The new consolidation standard requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors which provide a party the power to direct the activities that most significantly impact the joint ventures' economic performance, including powers granted to the joint venture's program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. The Company analyzed its joint ventures and effective October 1, 2010, prospectively classified them according to the new consolidation standard as either:

  •
  a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Joint Ventures and Variable Interest Entities (Continued)

  •
  a VIE that does not require consolidation because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

        Once it was determined that the Company has the power to direct the activities that most significantly impact the joint ventures' economic performance, the Company assessed whether or not it has the obligation to absorb losses or rights to receive benefits from the entities that could potentially be significant to the entities.

        The adoption of the new consolidation standard did not result in the consolidation or de-consolidation of any joint ventures that were material either individually or in the aggregate to the consolidated financial statements of the Company. The Company has not provided financial or other support during the periods presented to any of its VIEs that it was not previously contractually required to provide. Contractually required support provided to the Company's joint ventures is further discussed in Note 19.

        Summary of unaudited financial information of the consolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
Current assets	$262.6	$259.6	$250.9
Non-current assets	0.1	—	—

Total assets	$262.7	$259.6	$250.9

Current liabilities	$69.4	$80.2	$130.0
Non-current liabilities	—	—	—

Total liabilities	69.4	80.2	130.0
Total AECOM equity	137.9	130.9	96.2
Noncontrolling interests	55.4	48.5	24.7

Total owners' equity	193.3	179.4	120.9

Total liabilities and owners' equity	$262.7	$259.6	$250.9

        Total revenues of the consolidated joint ventures were $557.8 million, $814.7 million and $726.7 million for the year ended September 30, 2011, 2010 and 2009, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Joint Ventures and Variable Interest Entities (Continued)

        Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
Current assets	$510.7	$393.7	$215.1
Non-current assets	22.6	6.1	6.4

Total assets	$533.3	$399.8	$221.5

Current liabilities	$357.8	$319.8	$145.1
Non-current liabilities	9.6	4.5	2.7

Total liabilities	367.4	324.3	147.8
Joint ventures' equity	165.9	75.5	73.7

Total liabilities and joint ventures' equity	$533.3	$399.8	$221.5

AECOM's investment in joint ventures	$71.1	$53.2	$34.5

        Total revenues of the unconsolidated joint ventures were $2.0 billion, $1.9 billion and $1.5 billion for the year ended September 30, 2011, 2010 and 2009, respectively.

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
AECOM's equity in earnings of unconsolidated joint ventures:
Pass through joint ventures	$3.8	$2.5	$2.5
Other joint ventures	41.0	18.5	20.1

Total	$44.8	$21.0	$22.6

9. Pension Plans

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

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

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$169.9	$441.8	$148.5	$394.4	$129.2	$430.1
Adjustment for measurement date provision	N/A	N/A	N/A	N/A	1.0	3.2
Service cost	—	4.0	—	4.5	1.8	4.8
Participant contributions	0.4	1.9	0.5	2.3	0.9	2.5
Interest cost	8.2	27.0	8.1	21.4	8.6	22.0
Benefits paid	(11.3)	(19.3)	(9.8)	(15.2)	(8.5)	(13.6)
Actuarial (gain) loss	5.7	(23.7)	25.5	37.1	19.0	(23.3)
Curtailment gain	—	(8.2)	(2.9)	(2.6)	—	—
Plan settlements	(1.9)	—	—	—	(3.5)	—
Net transfer in/(out)/acquisitions	—	89.5	—	(0.1)	—	7.5
Foreign currency translation loss (gain)	—	(8.7)	—	—	—	(38.8)

Benefit obligation at end of year	$171.0	$504.3	$169.9	$441.8	$148.5	$394.4

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$84.6	$362.8	$80.3	$330.1	$94.5	$335.4
Adjustment for measurement date provision	N/A	N/A	N/A	N/A	(1.6)	(3.7)
Actual return on plan assets	0.6	10.0	7.8	28.8	(11.1)	(3.2)
Employer contributions	19.1	18.6	5.8	16.8	9.6	35.8
Participant contributions	0.4	1.9	0.5	2.3	0.9	2.5
Benefits paid	(11.3)	(19.3)	(9.8)	(15.2)	(8.5)	(13.6)
Plan settlements	(1.9)	—	—	—	(3.5)	—
Net transfer in/(out)/acquisitions	—	50.5	—	(0.2)	—	5.3
Foreign currency translation (loss) gain	—	(7.2)	—	0.2	—	(28.4)

Fair value of plan assets at end of year	$91.5	$417.3	$84.6	$362.8	$80.3	$330.1

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(79.5)	$(87.0)	$(85.3)	$(79.0)	$(68.2)	$(64.3)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(79.5)	$(87.0)	$(85.3)	$(79.0)	$(68.2)	$(64.3)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2011, 2010 and 2009:

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$0.5	$—	$—	$—	$0.1
Accrued expenses and other current liabilities	(1.4)	—	(1.6)	—	(1.3)	—
Other long-term liabilities	(78.1)	(87.5)	(83.7)	(79.0)	(66.9)	(64.4)

Net amount recognized in the balance sheet	$(79.5)	$(87.0)	$(85.3)	$(79.0)	$(68.2)	$(64.3)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2011, 2010 and 2009:

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service credit	$—	$6.2	$—	$2.6	$1.9	$3.0
Net (loss)	(103.2)	(104.3)	(93.0)	(114.4)	(71.5)	(86.3)

Total recognized in accumulated other comprehensive (loss)	$(103.2)	$(98.1)	$(93.0)	$(111.8)	$(69.6)	$(83.3)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

        The following table details the components of net periodic benefit cost for the plans in fiscal 2011, 2010 and 2009:

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$4.0	$—	$4.5	$1.8	$4.8
Interest cost on projected benefit obligation	8.2	27.0	8.1	21.4	8.6	22.0
Expected return on plan assets	(8.1)	(27.8)	(8.0)	(23.7)	(7.8)	(22.8)
Amortization of prior service costs	—	(0.2)	—	(0.3)	(0.8)	(0.3)
Amortization of net loss	2.6	2.7	1.3	2.3	2.4	3.2
Curtailment (gain) / loss recognized	—	(4.2)	(1.9)	—	0.8	—
Settlement loss recognized	0.6	—	—	—	—	—

Net periodic (benefit) cost	$3.3	$1.5	$(0.5)	$4.2	$5.0	$6.9

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $2.1 million and $17.4 million in the year ended September 30, 2011 and 2010, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2011 that are expected to be recognized as components of net periodic benefit cost during fiscal 2012 are (in millions):

	U.S.	Int'l
Amortization of prior service cost	$—	$0.2
Amortization of net actuarial losses	(3.1)	(2.2)

Total	$(3.1)	$(2.0)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$171.0	$496.1	$169.9	$441.8	$148.5	$394.4
Accumulated benefit obligation	171.0	493.7	169.9	400.7	145.6	358.3
Fair value of plan assets	91.5	408.7	84.6	362.8	80.3	330.1

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently expects to contribute $16.3 million to the international plans in fiscal 2012. The Company does not have a required minimum contribution for the U.S. plans; however, the

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

Company may make additional discretionary contributions. The Company currently expects to contribute $13.8 million to U.S. plans in fiscal 2012.

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2012	$8.9	$20.8
2013	12.6	19.1
2014	10.3	20.5
2015	10.4	22.7
2016	10.8	23.1
2017 - 2021	59.7	130.0

Total	$112.7	$236.2

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.65%	5.12%	5.25%	5.05%	5.70%	5.56%
Salary increase rate	N/A	2.65%	N/A	4.37%	4.00%	3.92%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.95%	5.05%	5.70%	5.55%	6.91%	5.80%
Salary increase rate	N/A	3.27%	4.00%	3.91%	4.00%	4.63%
Expected long-term rate of return on plan assets	7.50%	6.05%	8.00%	6.47%	8.00%	7.20%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2011 and pension plan asset allocation, both U.S. and international, as of September 30, 2011 and 2010:

			Percentage of Plan Assets as of September 30,
	Target Allocations
			2011		2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category
Equities	50%	39%	45%	43%	53%	42%
Debt	32	44	38	38	25	38
Cash	3	—	2	2	2	2
Property and other	15	17	15	17	20	18

Total	100%	100%	100%	100%	100%	100%

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

        The Company's policy is to minimize the risk of large losses through diversification in a portfolio of stocks, bonds, and cash equivalents, as appropriate, which may reflect varying rates of return. The percentage of assets allocated to cash is to assure liquidity to meet benefit disbursements and general operating expenses.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.5% and 6.1% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2011 for U.S. and non-U.S. plans, respectively.

        As of September 30, 2011, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2011
	Total Carrying Value as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$5.3	$5.3	$—	$—
Investment funds
Diversified funds	69.0	24.2	44.8	—
Equity funds	166.3	—	166.3	—
Fixed income funds	190.0	—	190.0	—
Hedge funds	34.8	—	24.8	10.0
Assets held by insurance company	36.2	—	36.2	—
Real estate	7.2	—	7.2	—

Total	$508.8	$29.5	$469.3	$10.0

        Changes in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2010 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2011 Ending balance
	(in millions)
Investment funds
Hedge funds	$5.1	$(0.8)	$0.5	$5.2	$—	$—	$10.0
Other	4.5	—	—	—	(4.5)	—	—

Total	$9.6	$(0.8)	$0.5	$5.2	$(4.5)	$—	$10.0

        Cash equivalents are mostly comprised of short-term money-market instruments and are valued at cost, which approximates fair value.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

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

        Hedge funds and certain other securities categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2011, there were no material changes to the valuation techniques.

10. Debt

        Debt consisted of the following:

	September 30, 2011	September 30, 2010
	(in millions)
Unsecured term credit agreement	$750.0	$609.1
Unsecured senior notes	253.6	250.5
Unsecured revolving credit facility	101.4	26.5
Notes secured by real properties	25.2	25.9
Other debt	32.3	19.1

Total debt	1,162.5	931.1
Less: Current portion of debt and short-term borrowings	(17.8)	(16.4)

Long-term debt, less current portion	$1,144.7	$914.7

        The following table presents, in millions, scheduled maturities of the Company's debt as of September 30, 2011:

Year Ending September 30,
2012	$17.8
2013	153.4
2014	152.2
2015	151.8
2016	403.4
Thereafter	283.9

Total	$1,162.5

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

  Unsecured Term Credit Agreements

        In September 2011, the Company entered into an Amended and Restated Credit Agreement (the "Term Credit Agreement") with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions, including Company and lender approval. The Company used approximately $600 million of the proceeds of the loans to repay indebtedness under its prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under its revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at the Company's option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 is the 3-month Eurodollar Rate plus 1.75%, or a total of 2.12%. For the year ended September 30, 2011, the average interest rate of the Company's prior term loan facility was 3.09%. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. The Company may optionally prepay the loans at any time, without penalty.

        In September 2006, through certain wholly-owned subsidiaries, the Company entered into an unsecured term credit agreement with a syndicate of banks to facilitate dividend repatriations under Section 965 of the American Jobs Creation Act, which provided for a limited time opportunity to repatriate foreign earnings to the U.S. at a 5.25% tax rate. The agreement provided for a $65.0 million, five-year term loan among four subsidiary borrowers and one subsidiary guarantor and was fully repaid as of June 30, 2011. In order to obtain favorable pricing, the Company also provided a parent company guarantee. In June 2010, certain of the Company's wholly-owned subsidiaries entered into an amendment to this credit agreement to, among other things, permit the Company to enter into the note purchase agreement for a private placement of Unsecured Senior Notes (as described below) and permit the subsidiaries to enter into subsidiary guarantees in connection therewith. There were no amounts outstanding on this credit agreement as of September 30, 2011, and $9.1 million outstanding at September 30, 2010.

  Unsecured Senior Notes

        In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $78.6 million and $75.5 million at September 30, 2011 and 2010, respectively, which have an effective interest rate of 5.62%. The fair value of the Company's unsecured senior notes was approximately $259 million at September 30, 2011 and $250 million at September 30, 2010. The Company calculated the fair values based on model-derived valuations using market observable

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

inputs, which are Level 2 inputs under the accounting guidance. The Company's obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

  Unsecured Revolving Credit Facility

        In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated its unsecured revolving credit facility and increased its available borrowing capacity in order to support its working capital and acquisition needs. As of September 30, 2011 and 2010, the borrowing capacity under the unsecured revolving credit facility was $1.05 billion and $600 million, respectively, and pursuant to the terms of the Revolving Credit Agreement, has an expiration date of July 20, 2016. Prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company's option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company's debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end f the applicable interest period (but at leat every three months) for Eurocurrency Loans. At September 30, 2011 and 2010, $101.4 million and $26.5 million, respectively, were outstanding under the revolving credit facility. At September 30, 2011 and 2010, outstanding standby letters of credit totaled $32.1 million and $31.5 million, respectively, under the revolving credit facility. As of September 30, 2011, the Company had $916.5 million available under its Revolving Credit Agreement.

  Covenants and Restrictions

        Under all of the Company's debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company's debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company's acquisitions). As of September 30, 2011, the consolidated leverage ratio was 2.2, which did not exceed the Company's most restrictive maximum consolidated leverage ratio of 3.0.

        The Company's Revolving Credit Agreement and Term Credit Agreement also contain certain covenants that limit the Company's ability to, among other things, (i) merge with other entities, (ii) enter into a transaction resulting in a change of control, (iii) create new liens, (iv) sell assets outside of the ordinary course of business, (v) enter into transactions with affiliates, (vi) substantially change the general

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

nature of the Company and its subsidiaries taken as a whole, and (vii) incur indebtedness and contingent obligations.

        Additionally, the Company's unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merge with other entities, (iii) enter into a transaction resulting in a change of control, (iv) create new liens, (v) sell assets outside of the ordinary course of business, (vi) enter into transactions with affiliates, and (vii) substantially change the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company's net worth for this financial covenant is defined as total AECOM stockholder's equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2011, this amount was $2.3 billion, which exceeds the calculated threshold of $1.4 billion.

        Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At September 30, 2011, the Company was in compliance with all such covenants.

  Interest Rate Swaps

        The Company uses interest rate swap agreements with financial institutions to fix the variable interest rates on portions of the Company's debt. The previous interest rate swap agreements on the Company's revolving credit facility expired in August 2010; but in September of 2011, the Company entered into two new interest rate swap agreements to fix the interest rates on portions of its debt under the Term Credit Agreement. The Company applies cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the year ended September 30, 2011, the amount recorded in other comprehensive income related to the change in fair value of the derivatives was not material. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015

        The Company's average effective interest rate on total borrowings, including the effects of the swaps, during the year ended September 30, 2011 and 2010 was 3.3% and 2.4%, respectively.

  Notes Secured by Real Properties

        Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the unsecured revolving credit facility discussed above, at September 30, 2011, the Company had $255.1 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which $185.2 million was utilized for outstanding letters of credit.

11. Fair Value Measurements

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

        Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the year ended September 30, 2011 and 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

  Fair Value Hierarchy

        The three levels of inputs may be used to measure fair value, as discussed in Note 1. There were no significant transfers between any of the levels of the fair value hierarchy during the years ended September 30, 2011 and 2010.

        The Company had no significant non-pension financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011.

        The following table summarizes the Company's non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. government security(1)	$9.2	$9.2	$—
Corporate notes and bonds(1)	2.3	2.3	—

Total assets	$11.5	$11.5	$—

Deferred compensation plan liabilities(2)	$88.8	$—	$88.8

Total liabilities	$88.8	$—	$88.8

(1)
Corporate bonds and U.S. government bonds are valued using quoted market prices.

(2)
For additional information about the Company's deferred compensation plan, refer to Note 16.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 20 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

13. Leases

        The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. The following table presents, in millions, amounts payable under non-cancelable operating lease commitments during the following fiscal years:

Year Ending September 30,
2012	$192.3
2013	172.3
2014	152.0
2015	123.2
2016	108.8
Thereafter	346.4

Total	$1,095.0

        Included in the above table are commitments totaling $25.0 million related to the sale-leaseback of the Company's Orange, California facility during the year ended September 30, 2006. The sales price of this facility was $20.1 million of which $16.3 million in gain on sale-leaseback was deferred and is being amortized over the 12-year term of the lease.

        The Company also has similar non-cancelable leasing agreements that are accounted for as capital lease obligations due to the terms of the underlying leases. At September 30, 2011 and 2010, the Company had total lease obligations under capital leases of $8.0 million and $10.7 million, respectively. Rent expense for all leases for the years ended September 30, 2011, 2010 and 2009, was approximately $254.5 million, $211.3 million and $192.2 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Financial Information

        Prepaid expenses and other current assets consist of the following:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	(in millions)
Deferred compensation plan assets (Note 16)	$2.0	$67.2
Other	98.6	90.6

	$100.6	$157.8

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	(in millions)
Accrued salaries and benefits	$417.3	$363.7
Accrued contract costs	320.2	381.1
Deferred compensation plan liability (Note 16)	—	88.8
Other accrued expenses	55.2	69.2

	$792.7	$902.8

        Accrued contract costs above include balances related to professional liability accruals of $118.4 million and $108.6 million as of September 30, 2011 and 2010, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

        The Company may enter into foreign currency forwards to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. The Company records all derivatives on the Consolidated Balance Sheets at fair value. Foreign currency forwards are not designated as hedging instruments, and accordingly, are adjusted to fair value through earnings.

        For the year ended September 30, 2011, other accrued expenses includes the fair value of two foreign currency forwards. The Company recognized in earnings a net loss of $0.8 million on the two foreign currency forwards during 2011. The contract rates and the related contract maturity dates of the outstanding foreign currency forwards are as follows:

Notional Amount (in millions of Canadian dollars)	Contract Rate	Contract Maturity Date
60.0	1.04	September 2012

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Financial Information (Continued)

        Other long-term liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	(in millions)
Pension liabilities (Note 9)	$166.5	$164.2
Reserve for uncertain tax positions (Note 17)	61.1	72.1
Other	207.4	101.2

	$435.0	$337.5

        The components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	(in millions)
Foreign currency translation adjustment	$(51.1)	$(5.5)
Defined benefit minimum pension liability adjustment, net of tax	(136.5)	(142.0)

	$(187.6)	$(147.5)

15. Stockholders' Equity

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Deferred Compensation Plan—In the past, the Company sponsored the Deferred Compensation Plan (DCP), a stock purchase plan that provided an opportunity for eligible employees and non-employee directors to continue to invest in the Company when the Company's qualified plans were no longer available to them due to limitations contained in the U.S. Internal Revenue Code. Under the DCP, participants were permitted to defer compensation, on a pre-tax basis, for investment in common stock units. The Company funded a rabbi trust for certain diversified DCP balances in connection with the initial public offering in May 2007. The Company elected to terminate this plan effective in December 2009. As a result of the termination, 6.3 million outstanding restricted stock units and the Company's deferred compensation liability of $88.8 million as of September 30, 2010 were settled in December 2010. Investments in the rabbi trust totaled $67.2 million as of September 2010, which were substantially used to settle the liability.

        Compensation expense relating to employer contributions under defined contribution plans, including the DCP, for fiscal years ended September 30, 2011, 2010 and 2009, was $17.2 million, $15.8 million and $16.1 million, respectively. Issuances and repurchases of AECOM common stock related to employee participants' contributions to and withdrawals from these defined contribution plans are included as issuances and repurchases of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—The Company has stock incentive plans under which employees may be awarded up to 19,400,000 shares of Common Stock under stock options or restricted stock awards while non-employee directors may be awarded up to 500,000 shares of Common Stock under stock options. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant. During the years ended September 30, 2011, 2010 and 2009, compensation expense recognized relating to stock options as a result of the fair value method was $4.6 million, $4.1 million and $4.4 million, respectively. Unrecognized compensation expense relating to stock options outstanding as of September 30, 2011 was $3.8 million to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        The fair value of the Company's stock options were determined using the following weighted average assumptions:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	38.6%	39.9%	37.6%
Risk-free interest rate	1.5%	1.6%	1.8%
Term (in years)	4.5	4.5	4.5

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

        The weighted average grant-date fair value of stock options granted during the years ended September 30, 2011, 2010 and 2009 was $9.43, $8.77 and $8.04, respectively.

        During the three years in the period ended September 30, 2011, option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance, September 30, 2008	5,308,745	$11.78
Granted	885,464	23.68
Exercised	(2,330,587)	8.58
Cancelled	(57,622)	22.17

Balance, September 30, 2009	3,806,000	16.36
Granted	375,429	24.93
Exercised	(992,925)	10.55
Cancelled	(67,620)	22.96

Balance, September 30, 2010	3,120,884	19.09
Granted	414,911	27.65
Exercised	(512,981)	12.28
Cancelled	(54,057)	23.91

Balance, September 30, 2011	2,968,757	$21.38

Exercisable as of September 30, 2009	2,508,973	$12.78

Exercisable as of September 30, 2010	2,130,165	$16.44

Exercisable as of September 30, 2011	2,109,610	$19.55

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2011:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$10.39 - $11.49	266,500	0.26	$10.66	$1.9	266,500	0.26	$10.66
12.41 - 15.41	700,842	1.77	13.54	2.9	700,842	1.77	13.54
21.01 - 25.52	1,169,926	4.38	23.94	0.0	725,690	4.22	23.79
26.47 - 36.67	831,489	4.81	27.82	0.0	416,578	3.41	27.99

10.39 - 36.67	2,968,757	3.52	$21.38	$4.8	2,109,610	2.74	$19.55

        The remaining contractual life of options outstanding at September 30, 2011, range from 0 to 7 years and have a weighted average remaining contractual life of 3.52 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2011, 2010 and 2009 was $7.8 million, $17.9 million and $46.1 million, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

        The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period. The Company recognized compensation expense relating to the PEP of $7.3 million, $22.3 million and $19.3 million during the years ended September 30, 2011, 2010 and 2009, respectively. Additionally, the Company issues restricted stock units in connection with acquisitions which vest immediately or which are earned based on service conditions, resulting in compensation expenses of $13.1 million, $7.5 million and $1.5 million during the years ended September 30, 2011, 2010 and 2009, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding as of September 30, 2011 was $16.3 million and $23.8 million, respectively, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $61.2 million, $17.3 million and $15.0 million for the years ended September 30, 2011, 2010 and 2009, respectively, have been classified as financing cash inflows in the Condensed Consolidated Statements of Cash Flows.

17. Income Taxes

        Income tax expense on continuing operations is comprised of:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
Current:
Federal	$0.5	$15.9	$25.8
State	12.1	7.2	5.3
Foreign	58.3	46.8	49.1

Total current income tax expense	70.9	69.9	80.2

Deferred:
Federal	38.5	15.4	4.2
State	(8.7)	0.5	(1.4)
Foreign	(0.6)	5.9	(6.0)

Total deferred income tax expense (benefit)	29.2	21.8	(3.2)

Total income tax expense	$100.1	$91.7	$77.0

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$134.5	35.0%	$119.4	35.0%	$97.3	35.0%
State income tax, net of federal benefit	6.9	1.8	7.3	2.1	5.3	1.9
U.S. income tax credits	(11.1)	(2.9)	(21.1)	(6.2)	(19.8)	(7.1)
Foreign tax rate differential	(19.5)	(5.0)	(0.4)	(0.1)	5.2	1.9
Foreign Research and Experimentation credits	(6.1)	(1.6)	(6.4)	(1.9)	(6.7)	(2.4)
Change in uncertain tax positions	1.9	0.5	(3.9)	(1.1)	(5.9)	(2.2)
Valuation allowance	(3.1)	(0.8)	(1.3)	(0.4)	5.1	1.8
Other items, net	(3.4)	(0.9)	(1.9)	(0.5)	(3.5)	(1.2)

Total income tax expense	$100.1	26.1%	$91.7	26.9%	$77.0	27.7%

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$87.9	$116.7
Net operating loss carry forwards	55.7	31.7
Self insurance reserves	50.1	48.8
Research and experimentation and other tax credits	37.5	21.5
Pension liability	53.9	54.8
Accrued liabilities	64.4	50.9
Other	1.8	1.7

Total deferred tax assets	351.3	326.1

Deferred tax liabilities:
Unearned revenue	(169.5)	(128.3)
Depreciation and amortization	(32.3)	(25.1)
Acquired intangible assets	(29.1)	(34.3)
State taxes	(3.7)	(2.9)
Investments in joint ventures/non-controlled subsidiaries	(8.8)	(5.1)

Total deferred tax liabilities	(243.4)	(195.7)

Valuation allowance	(17.8)	(19.8)

Net deferred tax assets	$90.1	$110.6

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        As of September 30, 2011, the Company has available unused state net operating loss (NOL) carry forwards of $337.7 million and foreign NOL carry forwards of $163.8 million which expire at various dates through 2030. In addition, as of September 30, 2011, the Company has available unused federal research and development credits of $8.1 million, which expire at various dates through 2031, unused state research and development credits of $9.8 million and California Enterprise Zone Tax Credits of $1.9 million which can be carried forward indefinitely.

        As of September 30, 2011 and 2010, gross deferred tax assets were $351.3 million and $326.1 million, respectively. The Company has recorded a valuation allowance of approximately $17.8 million and $19.8 million at September 30, 2011 and 2010, respectively, related to state and foreign net operating loss carry forwards and credits. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with ASC 740-10, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining asset of $333.5 million will be realized and, as such, no additional valuation allowance has been provided.

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. The undistributed earnings are approximately $600.8 million. If undistributed pre-tax earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

        As of September 30, 2011, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $61.1 million. The gross unrecognized tax benefits as of September 30, 2011 and 2010 were $58.1 million and $70.5 million, respectively, excluding interest, penalties, and related tax benefit. Of the $58.1 million, approximately $43.3 million, including related tax benefits, would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2011. The adoption of ASC 805, "Accounting for Business Combinations," at the beginning of the fiscal year ended September 30, 2010 changed the treatment of the reversal of unrecognized tax benefits related to acquired companies which prior to adoption of ASC 805 would have impacted goodwill,

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

but after the adoption of ASC 805, results in the recognition of income tax benefit. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	(in millions)
Balance at the beginning of the year	$70.5	$52.8
Gross increase in prior years' tax positions	5.3	38.3
Gross decrease in prior years' tax positions	(13.7)	(12.9)
Decrease due to settlement with tax authorities	(2.9)	(17.1)
Gross (decrease) increase in current period's tax positions	4.9	10.8
Lapse of statute of limitations	(6.0)	(1.4)

Balance at the end of the year	$58.1	$70.5

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statement of income. At September 30, 2011, the accrued interest and penalties were $10.5 million and $0.1 million, respectively, excluding any related income tax benefits. As of September 30, 2010, the accrued interest and penalties were $9.0 million and $0.1 million, respectively, excluding any related income tax benefits.

        The Company files income tax returns in numerous tax jurisdictions, including the U.S., and numerous U.S. states and non-U.S. jurisdictions around the world. The statute of limitations varies by jurisdiction in which the Company operates. Because of the number of jurisdictions in which the Company files tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. With few exceptions, the Company is no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2006.

        A number of tax years are under audit by the relevant federal, state and foreign tax authorities. The Company is currently at appeals with the U.S. Internal Revenue Service for the fiscal years 2006 and 2007 and under examination for the fiscal years 2008 and 2009. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year 2012. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time due to the early status of the tax examinations.

18. Earnings Per Share

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Earnings Per Share (Continued)

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(in millions)
Denominator for basic earnings per share	117.4	114.3	108.0
Potential common shares:
Stock options, other	0.9	1.2	1.7

Denominator for diluted earnings per share	118.3	115.5	109.7

        As discussed in Note 3, EPS includes the effect of repurchased shares under the ASR during the quarter ended September 30, 2011. For the three fiscal years ended September 30, 2011, 2010 and 2009, options excluded from the calculation of potential common shares were not significant.

19. Commitments and Contingencies

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

        In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At September 30, 2011, the Company was contingently liable in the amount of approximately $217.3 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

        In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments. The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

  Combat Support Associates Joint Venture

        On March 24, 2010, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2007 by Combat Support Associates (CSA), a consolidated joint venture that includes AECOM Government Services, Inc., in the performance of a U.S. Government contract in Kuwait. The costs in question, which have been recognized as revenue on an accrual basis over the life of the contract, were incurred in paying Service Terminal Indemnity (STI) to CSA's employees at the end of their employment agreements. The DCAA questioned the reasonableness and allowability of the payments on the basis that CSA allegedly paid more than the amount required by the Kuwait Labor Law. As a result of the issuance of the DCAA Form 1, the U.S. Government withheld approximately $17 million from payments on current year billings pending final resolution of the questioned costs.

        CSA has requested that the U.S. Government contracting officer make a final determination that the costs are proper under the contract. If the contracting officer declines to overrule the DCAA Form 1, CSA intends to utilize all proper avenues to defend against the Government's claim, including appeals processes.

101

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

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

  Global Linguists Solutions Joint Venture

        On October 5, 2011, the DCAA issued a DCAA Form 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture that includes McNeil, acquired by the Company in August 2010. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of DCAA Form 1, the U.S. Government withheld approximately $14 million from payments on current year billings pending final resolution of the questioned costs.

        GLS is performing a review of the issues raised in the Form 1 in order to respond fully to the questioned costs. Based on an initial review, GLS believes that the costs met the applicable contract requirements. However, if the DCAA Form 1 is not overruled and subsequent appeals were unsuccessful, the decision could have a material adverse effect on the Company's results of operations.

  Libyan Project

        Due to the civil unrest in Libya, in February 2011, the Company ceased providing services as the program manager for the Libya Housing and Infrastructure Board's program to modernize the country's infrastructure. The Company cannot currently determine when or if it will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of September 30, 2011, $28.5 million of liabilities related to this project are included in the accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

  Restructuring

        As a result of challenges in the Company's Western European business, particularly in the United Kingdom, the Company restructured certain portions of this business in order to reduce its cost structure, including facility exit and employee severance costs. The result of such actions resulted in expenses of $12 million during the three months ended September 30, 2011, which is not significantly different from total costs expected in connection with this restructuring. Such costs are expected to be substantially paid by the first half of the year ending September 30, 2012.

20. Reportable Segments and Geographic Information

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Reportable Segments and Geographic Information (Continued)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Reportable Segments and Geographic Information (Continued)

        The following tables set forth unaudited summarized financial information concerning the Company's reportable segments:

	Professional Technical Services	Management Support Services	Corporate(1)	Total
	(in millions)
Reportable Segments:
Fiscal Year Ended September 30, 2011:
Revenue	$6,877.1	$1,160.3	$—	$8,037.4
Revenue, net of other direct costs(2)	4,612.2	568.6	—	5,180.8
Gross profit	417.7	49.0	—	466.7
Equity in earnings of joint ventures	15.3	29.5	—	44.8
General and administrative expenses	—	—	90.3	90.3
Operating income (loss)	433.0	78.5	(90.3)	421.2
Segment assets	5,296.7	740.4	(247.8)	5,789.3
Gross profit as a % of revenue	6.1%	4.2%		5.8%
Gross profit as a % of revenue, net of other direct costs(2)	9.1%	8.6%		9.0%
Fiscal Year Ended September 30, 2010:
Revenue	$5,393.7	$1,152.1	$—	$6,545.8
Revenue, net of other direct costs(2)	3,839.3	366.5	—	4,205.8
Gross profit	389.8	40.5	—	430.3
Equity in earnings of joint ventures	9.5	11.5	—	21.0
General and administrative expenses	—	—	110.5	110.5
Operating income (loss)	399.3	52.0	(110.5)	340.8
Segment assets	4,479.4	734.8	28.7	5,242.9
Gross profit as a % of revenue	7.2%	3.5%		6.6%
Gross profit as a % of revenue, net of other direct costs(2)	10.2%	11.1%		10.2%
Fiscal Year Ended September 30, 2009:
Revenue	$5,057.7	$1,061.8	$—	$6,119.5
Revenue, net of other direct costs(2)	3,565.5	253.5	—	3,819.0
Gross profit	312.9	38.3	—	351.2
Equity in earnings of joint ventures	12.5	10.1	—	22.6
General and administrative expenses	—	—	86.9	86.9
Operating income (loss)	325.4	48.4	(86.9)	286.9
Segment assets	3,537.3	266.3	(13.8)	3,789.8
Gross profit as a % of revenue	6.2%	3.6%		5.7%
Gross profit as a % of revenue, net of other direct costs(2)	8.8%	15.1%		9.2%

(1)
Corporate assets include intercompany eliminations.

(2)
Non-GAAP measure.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$4,806.4	$1,683.2	$3,982.9	$1,618.7	$3,756.8	$1,005.0
Asia Pacific	1,421.0	349.5	982.1	172.5	809.9	167.6
Canada	686.4	182.0	640.7	149.6	560.3	141.0
Europe	643.0	372.2	494.2	207.4	517.9	127.2
Other Foreign Countries	480.6	129.4	445.9	43.2	474.6	43.4

Total	$8,037.4	$2,716.3	$6,545.8	$2,191.4	$6,119.5	$1,484.2

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

21. Major Clients

        Approximately 22%, 26% and 26% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2011, 2010 and 2009, respectively. The largest individual contract in the MSS segment accounted for approximately 3%, 9% and 10% of the Company's revenue in the years ended September 30, 2011, 2010 and 2009, respectively. No other single client accounted for more than 10% of the Company's revenue.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$1,936.2	$1,936.4	$2,046.7	$2,118.1
Cost of revenue	1,830.9	1,836.6	1,925.5	1,977.7

Gross profit	105.3	99.8	121.2	140.4
Equity in earnings of joint ventures	8.1	11.3	12.3	13.1
General and administrative expenses	23.2	23.7	23.5	19.9

Income from operations	90.2	87.4	110.0	133.6
Other income (expense)	2.3	1.5	(1.7)	1.3
Interest (expense), net	(9.9)	(10.0)	(10.4)	(10.1)

Income from continuing operations before income tax expense	82.6	78.9	97.9	124.8
Income tax expense	20.5	19.3	23.9	36.4

Net income	62.1	59.6	74.0	88.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(5.2)	(1.9)	(0.2)	(1.0)

Net income attributable to AECOM	$56.9	$57.7	$73.8	$87.4

Net income attributable to AECOM per share:
Basic	$0.48	$0.49	$0.63	$0.75
Diluted	$0.48	$0.49	$0.62	$0.75
Weighted average common shares outstanding:
Basic	118.0	117.3	117.9	116.4
Diluted	119.1	118.3	118.9	117.1

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2010:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$1,480.8	$1,601.2	$1,635.1	$1,828.7
Cost of revenue	1,397.8	1,493.3	1,520.1	1,704.3

Gross profit	83.0	107.9	115.0	124.4
Equity in earnings of joint ventures	4.4	3.4	6.0	7.2
General and administrative expenses	21.9	27.9	28.3	32.4

Income from operations	65.5	83.4	92.7	99.2
Other income (expense)	1.7	1.9	(0.3)	6.9
Interest (expense), net	(1.0)	(2.4)	(1.1)	(5.4)

Income from continuing operations before income tax expense	66.2	82.9	91.3	100.7
Income tax expense	16.4	21.1	22.7	31.5

Income from continuing operations	49.8	61.8	68.6	69.2
Discontinued operations, net of tax	0.1	(0.2)	—	—

Net income	49.9	61.6	68.6	69.2
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(4.1)	(3.1)	(3.8)	(1.4)

Net income attributable to AECOM	$45.8	$58.5	$64.8	$67.8

Net income attributable to AECOM per share:
Basic
Continuing operations	$0.40	$0.51	$0.57	$0.58
Discontinued operations	—	—	—	—

	$0.40	$0.51	$0.57	$0.58

Diluted
Continued operations	$0.40	$0.51	$0.56	$0.58
Discontinued operations	—	—	—	—

	$0.40	$0.51	$0.56	$0.58

Weighted average common shares outstanding:
Basic	113.2	113.8	114.5	115.9
Diluted	114.5	115.0	115.6	116.7

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2011	$98.8	$48.4	$(50.6)	$23.6	$120.2
Fiscal Year 2010	100.5	15.0	(26.7)	10.0	98.8
Fiscal Year 2009	82.7	32.5	(14.6)	(0.1)	100.5

(a)
Primarily relates to accounts written-off, net of recoveries

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2011. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors. We have excluded from this assessment the operations of the Davis Langdon affiliated entities in Europe and Middle East, Australia and New Zealand, and Africa, (collectively, "Davis Langdon entities"), RSW, Inc. and Spectral Services Consultants Private Ltd., which are included in the fiscal 2011 consolidated financial statements of

AECOM Technology Corporation and constituted an aggregate of $0.64 billion and $0.46 billion of total and net assets, respectively, as of September 30, 2011 and $0.47 billion, and $0.02 billion of revenues and net income, respectively, for the year then ended.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2011 included in this Annual Report on Form 10-K, and has issued an attestation report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2011 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2011 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2011 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2011 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2011 year end.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2011 and 2010 and for each of the three years in the period ended September 30, 2011 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2011, 2010, and 2009.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

Exhibit Numbers	Description
2.1	Purchase Agreement, dated as of February 11, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008)

2.2	Amendment No. 1 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008)

2.3	Amendment No. 2 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008)

2.4	Stock Purchase Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, AECOM Technical Services, Inc., Tishman Construction Corporation and the stockholders of Tishman Construction Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)

2.5	Stock Purchase Agreement, dated as of July 30, 2010, by and among MT Holding LLC, T&A Holding LLC, AECOM Government Services, Inc., AECOM Technology Corporation (solely for purposes of Article XI thereof) and The Veritas Capital Fund II, L.P. (solely for purposes of Article XI thereof) (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on August 4, 2010)

3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation

3.2	Certificate of Designations for Class C Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

3.3	Certificate of Designations for Class E Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
3.4	Certificate of Designations for Class F Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.4 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

3.5	Certificate of Designations for Class G Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.5 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 2, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

4.2	Investor Rights Agreement, dated as of February 9, 2006, among AECOM Technology Corporation and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

4.2	Amendment No. 1 to Investor Rights Agreement, dated as of February 14, 2006, among AECOM Technology Corporation and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

4.3	Joinder Agreement to the Investor Rights Agreement, dated as of February 9, 2006, as amended, by and among AECOM Technology Corporation and the investor party thereto (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

4.4	Joinder Agreement to Investor Rights Agreement, dated as of February 14, 2006, as amended, by and among AECOM Technology Corporation and the investor party thereto (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.1	Amended and Restated Credit Agreement, dated as of September 22, 2006, among AECOM Technology Corporation, the Subsidiary Borrowers, Union Bank of California, N.A., as Administrative Agent, a Letter of Credit Issuing Lender and the Swing Line Lender, Harris N.A., as a Letter of Credit Issuing Lender, Bank of Montreal acting under its trade name BMO Capital Markets, as Syndication Agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.2	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 25, 2010, by and among AECOM Technology Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent and swing line lender and Union Bank of California, N.A., Wells Fargo Bank, N.A., BMO Capital Markets Financing, Inc. and BNP Paribas as syndication agents (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on July 1, 2010)

Exhibit Numbers	Description
10.3	Second Amended and Restated Credit Agreement, dated as of August 31, 2007, among AECOM Technology Corporation, the Subsidiary Borrowers, Bank of America, N.A., Union Bank of California, N.A., Harris N.A. (solely in the case of those Existing Letters of Credit referred to below that were issued by Harris N.A.), HSBC Bank USA, National Association, and BNP Paribas, in their respective capacities as a letter of credit issuing lender, Bank of America, N.A., as administrative agent and swing line lender, and Union Bank of California, N.A., Wells Fargo Bank, N.A., BMO Capital Markets Financing, Inc., and BNP Paribas, in their respective capacities as a syndication agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007)

10.4	Third Amended and Restated Credit Agreement, dated as of July 20, 2011, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 26, 2011)

10.5	Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on October 6, 2011)

10.6	Term Credit Agreement dated as of September 22, 2006, among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as the Borrowers, Union Bank of California, N.A., as the Administrative Agent, BMO Capital Markets, as Co-Lead Arrangers and Co-Book Managers, Bank of Montreal, acting under its trade name BMO Capital Markets, as the Syndication Agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.7	Guarantee dated as of January 9, 2007 among AECOM Technology Corporation, HSBC Bank USA National Association and the other bank parties thereto (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.8	First Amendment to Term Credit Agreement, dated as of August 31, 2007, by and among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as borrowers, the lender parties thereto, Union Bank of California, N.A., and Bank of Montreal, as the syndication agent (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007)

10.9	Third Amendment to Term Credit Agreement, dated as of June 25, 2010, by and among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as borrowers, the lenders party thereto, Union Bank, N.A., as the administrative agent, and Bank of Montreal, acting under its trade name BMO Capital Markets, as syndication agent (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on July 1, 2010)

Exhibit Numbers		Description
10.10		Credit Agreement, dated as of September 16, 2010, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 22, 2010)

10.11		Office Lease, dated June 13, 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.12		First Amendment to Office Lease, dated September 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.13		Second Amendment to Office Lease, dated October 22, 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.14		Second Supplemental Agreement of Lease dated as of November 15, 2005, between 605 Third Avenue FEE LLC and DMJM + HARRIS, Inc. (incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.15	#	AECOM Technology Corporation Stock Purchase Plan, restated as of October 1, 2006 (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.16	#	Amendment 2006-1, dated as of October 1, 2006, to AECOM Technology Corporation Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.17	#	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.18	#	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.19	#	Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.20	#	Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.21	#	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers		Description
10.22	#	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.23	#	Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.24	#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.25	#	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.26	#	Second Amendment, effective July 1, 1998, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.27	#	Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.28	#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form 1 filed with the SEC on January 29, 2007)

10.29	#	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.30	#	Second Amendment, effective March 1, 2003, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.26 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.31	#	Third Amendment, effective April 1, 2004, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.27 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.32	#	2005 ENSR Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.33	#	2005 UMA Group Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.34	#	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.35		Cansult Maunsell Merger Investment Plan, dated September 11, 2006 (incorporated by reference to Exhibit 10.31 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.36		AECOM Technology Corporation Equity Investment Plan (incorporated by reference to Exhibit 10.32 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers		Description
10.37	#	Global Stock Investment Plan—United Kingdom (incorporated by reference to Exhibit 10.33 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.38	#	Hong Kong Stock Investment Plan—Grandfathered Directors (incorporated by reference to Exhibit 10.34 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.39	#	AECOM Retirement & Savings Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.40	#	Executive Employment Agreement between AECOM Technology Corporation and James R. Royer (incorporated by reference to Exhibit 10.36 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.41	#	Change in Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 11, 2009)

10.42	#	Standard Terms and Conditions for Non-Qualified Stock Options under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)

10.43	#	Standard Terms and Conditions for Restricted Stock Units under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)

10.44	#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)

10.45	#	Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)

10.46		Note Purchase Agreement, dated June 28, 2010, by and among AECOM Technology Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 1, 2010)

10.47	#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the SEC on May 24, 2010)

10.48	#	Consulting Agreement, dated as of May 4, 2010, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 7, 2010)

10.49	#	Consulting Agreement, dated as of February 8, 2011, between Francis S. Y. Bong and AECOM Technology Corporation.(incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on February 14, 2011)

Exhibit Numbers		Description
10.50	#	Consulting Agreement, dated as of April 21, 2011, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 25, 2011)

21.1		Subsidiaries of AECOM

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of the Company's Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*°	XBRL Instance Document

101.SCH	*°	XBRL Taxonomy Extension Schema

101.CAL	*°	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	*°	XBRL Taxonomy Extension Labels Linkbase

101.PRE	*°	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	*°	XBRL Taxonomy Extension Definition Linkbase

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

AECOM TECHNOLOGY CORPORATION
By:	/s/ JOHN M. DIONISIO John M. Dionisio Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	November 18, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN M. DIONISIO John M. Dionisio	Chairman and Chief Executive Officer (Principal Executive Officer)	November 18, 2011
/s/ STEPHEN M. KADENACY Stephen M. Kadenacy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2011
/s/ RONALD E. OSBORNE Ronald E. Osborne	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 18, 2011
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman Emeritus	November 18, 2011
/s/ FRANCIS S.Y. BONG Francis S.Y. Bong	Director	November 18, 2011
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 18, 2011
/s/ S. MALCOLM GILLIS S. Malcolm Gillis	Director	November 18, 2011

Signature	Title	Date

/s/ LINDA GRIEGO Linda Griego	Director	November 18, 2011
/s/ ROBERT J. LOWE Robert J. Lowe	Director	November 18, 2011
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	November 18, 2011
/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 18, 2011
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	November 18, 2011
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 18, 2011