Form 10-Q
period 2011-12-31
AECOM TECHNOLOGY CORP
filed 2012-02-06
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 27, 2012, 117,124,163 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$420,837	$349,868
Cash in consolidated joint ventures	86,649	107,072
Total cash and cash equivalents	507,486	456,940
Accounts receivable—net	2,513,914	2,380,181
Prepaid expenses and other current assets	104,819	100,575
Income taxes receivable	54,565	45,239
Deferred tax assets—net	7,131	7,131
TOTAL CURRENT ASSETS	3,187,915	2,990,066
PROPERTY AND EQUIPMENT—NET	333,585	323,826
DEFERRED TAX ASSETS—NET	73,666	82,966
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	66,888	71,124
GOODWILL	2,097,855	2,086,330
INTANGIBLE ASSETS—NET	113,514	119,140
OTHER NON-CURRENT ASSETS	121,192	115,876
TOTAL ASSETS	$5,994,615	$5,789,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$12,957	$6,570
Accounts payable	739,394	679,111
Accrued expenses and other current liabilities	738,309	792,690
Billings in excess of costs on uncompleted contracts	381,448	324,899
Current portion of long-term debt	10,849	11,176
TOTAL CURRENT LIABILITIES	1,882,957	1,814,446
OTHER LONG-TERM LIABILITIES	419,954	435,022
LONG-TERM DEBT	1,217,729	1,144,723
TOTAL LIABILITIES	3,520,640	3,394,191
COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2011; issued and outstanding, 113,857,161 and 113,248,337 as of December 31 and September 30, 2011, respectively	1,139	1,132
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 3 shares as of December 31 and September 30, 2011; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,712,456	1,699,207
Accumulated other comprehensive loss	(168,894)	(187,574)
Retained earnings	867,605	826,946
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,412,306	2,339,711
Noncontrolling interests	61,669	55,426
TOTAL STOCKHOLDERS’ EQUITY	2,473,975	2,395,137
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,994,615	$5,789,328

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2011	December 31, 2010

Revenue	$2,029,180	$1,936,183

Cost of revenue	1,938,834	1,830,848
Gross profit	90,346	105,335

Equity in earnings of joint ventures	8,962	8,097
General and administrative expenses	22,611	23,262
Income from operations	76,697	90,170

Other income	1,919	2,288
Interest expense, net	(10,614)	(9,872)
Income before income tax expense	68,002	82,586

Income tax expense	19,578	20,503
Net income	48,424	62,083
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(493)	(5,215)
Net income attributable to AECOM	$47,931	$56,868

Net income allocation:
Preferred stock dividend	$—	$2
Net income available for common stockholders	47,931	56,866
Net income attributable to AECOM	$47,931	$56,868

Net income attributable to AECOM per share:
Basic and diluted	$0.42	$0.48

Weighted average shares outstanding:
Basic	113,965	118,001
Diluted	114,591	119,115

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31, 2011	December 31, 2010

Net income	$48,424	$62,083

Other comprehensive income, net of tax:
Foreign currency translation adjustments	19,476	11,538
Swap valuation	(405)	—
Pension adjustments	(391)	698
Comprehensive income, net of tax	67,104	74,319
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(493)	(5,215)
Comprehensive income attributable to AECOM, net of tax	$66,611	$69,104

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,424	$62,083
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,548	29,843
Equity in earnings of unconsolidated joint ventures	(8,962)	(8,097)
Distribution of earnings from unconsolidated joint ventures	7,837	7,682
Non-cash stock compensation	8,634	8,030
Excess tax benefit from share-based payment	(687)	(60,051)
Foreign currency translation	3,740	(3,069)
Other	(702)	749
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	—	(89,688)
Accounts receivable	(128,612)	(10,148)
Prepaid expenses and other assets	(5,837)	4,177
Accounts payable	57,569	(47,994)
Accrued expenses and other current liabilities	(56,141)	(54,766)
Billings in excess of costs on uncompleted contracts	57,260	9,562
Other long-term liabilities	(14,497)	(25,945)
Income taxes payable	—	(1,713)
Net cash used in operating activities	(6,426)	(179,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(8,972)	(298,731)
Net investment in unconsolidated joint ventures	363	(18,897)
Sales (purchases) of investments	3,314	(16,595)
Proceeds from sale of investments in rabbi trust	1,958	—
Payments for capital expenditures	(18,284)	(16,019)
Net cash used in investing activities	(21,621)	(350,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	380,354	582,009
Repayments of borrowings under credit agreements	(301,384)	(311,697)
Proceeds from loans on deferred compensation plan investments	—	59,324
Proceeds from issuance of common stock	4,634	6,081
Proceeds from exercise of stock options	2,320	2,902
Payments to repurchase common stock	(13,669)	(63,461)
Excess tax benefit from share-based payment	687	60,051
Net distributions to noncontrolling interests	(244)	(1,062)
Net cash provided by financing activities	72,698	334,147

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,895	3,821
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,546	(191,619)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	456,940	612,857
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$507,486	$421,238

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$857	$58,868

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Notes to Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

The accompanying consolidated financial statements of AECOM Technology Corporation (the Company) are unaudited and, in the opinion of management, include all adjustments, including all normal recurring items necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. All inter-company balances and transactions are eliminated in consolidation.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2011. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

2.              New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. The Company adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance was adopted by the Company in its fiscal year beginning October 1, 2011. Since the Company carries no Level 3 assets or liabilities, the adoption of the separate disclosures related to Level 3 measurements did not have a material impact on its consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance is effective for the Company’s second quarter ending March 31, 2012 and is not expected to have a material impact on its consolidated financial statements.

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

On October 1, 2010, the Company also adopted guidance issued by the FASB on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of whether the Company has the power to direct the activities over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.              Stock Repurchase Program

In August 2011, the Company’s Board of Directors authorized a stock repurchase program (the Repurchase Program), pursuant to which the Company may purchase up to $200 million of its common stock. Share repurchases under this program may be effected through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan.

In connection with the Repurchase Program, the Company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. (Bank of America) on August 16, 2011. Under the agreement for the ASR, the Company agreed to repurchase $100 million of its common stock from Bank of America. During the quarter ended September 30, 2011, Bank of America delivered 4.3 million shares to the Company, at which point the Company’s shares outstanding were reduced and accounted for as a reduction to retained earnings. The number of shares delivered was the minimum amount of shares Bank of America is contractually obligated to provide under the ASR agreement.

The specific number of shares that ultimately will be repurchased by the Company under the ASR agreement will be based upon the volume-weighted average share price of the Company’s common stock during the term of the ASR agreement, less an agreed discount, subject to collar provisions which establish a maximum and minimum price and other customary conditions under the ASR agreement. The Company expects all ASR purchases to be completed, and the ASR agreement to be settled in full, during the first half of fiscal 2012, but no later than March 7, 2012. At settlement, the Company may be entitled to receive additional shares of common stock from Bank of America or, under certain circumstances, may be required to issue additional shares or make a cash payment to Bank of America at the Company’s option.

In connection with the Repurchase Program, on December 14, 2011, the Company also entered into a Rule 10b5-1 repurchase plan, with Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under this plan, and consistant with the Company’s previously announced Repurchase Program, the Company agreed to repurchase a maximum of $100 million of its common stock through Merrill Lynch. The timing, nature and amount of purchases made by Merrill Lynch depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. As of December 31, 2011, the Company had repurchased approximately 360,000 shares under this plan, at an average price of $20.08, for a total cost of approximately $7.3 million. As of December 31, 2011, the Company had $92.7 million remaining to be purchased pursuant to this plan. Repurchased shares are retired, but remain authorized for registration and issuance in the future. This plan expired on February 3, 2012.

4.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one business acquisition, Capital Engineering Corporation (CEC), an environmental engineering firm in Taiwan, during the quarter ended December 31, 2011. Pursuant to the related acquisition agreement, the Company acquired a majority interest in the shares of CEC for $7.3 million in cash and agreed to purchase the remaining shares for $5.9 million in cash during the quarter ending March 31, 2012. This business acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets and income.

At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition. The Company is in the process of finalizing its valuation of intangible assets, deferred taxes and fair values related to projects and leases for certain recent acquisitions. Post-acquisition adjustments primarily relate to project related liabilities.

The changes in the carrying value of goodwill by reporting segment for the three months ended December 31, 2011 and 2010 were as follows:

	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2011
			(in millions)
Reporting Unit
Professional Technical Services	$1,733.9	$0.5	$4.2	$8.9	$1,747.5
Management Support Services	352.4	(2.0)	—	—	350.4
Total	$2,086.3	$(1.5)	$4.2	$8.9	$2,097.9

	September 30, 2010	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2010
			(in millions)
Reporting Unit
Professional Technical Services	$1,355.0	$4.9	$6.3	$302.7	$1,668.9
Management Support Services	335.4	3.4	—	—	338.8
Total	$1,690.4	$8.3	$6.3	$302.7	$2,007.7

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2011 and September 30, 2011, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2011			September 30, 2011
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
			(in millions)				(years)
Backlog	$92.4	$(81.1)	$11.3	$91.5	$(79.8)	$11.7	1 – 5
Customer relationships	142.3	(43.0)	99.3	143.2	(39.3)	103.9	10
Trademark / tradename	7.7	(4.8)	2.9	7.4	(3.9)	3.5	2
Total	$242.4	$(128.9)	$113.5	$242.1	$(123.0)	$119.1

Amortization expense of acquired intangible assets included within cost of revenue was $5.9 million and $9.1 million for the three months ended December 31, 2011 and 2010, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2012 and for the succeeding years:

Fiscal Year	(in millions)
2012 (nine months remaining)	$17.2
2013	18.1
2014	16.7
2015	15.4
2016	12.7
Thereafter	33.4
Total	$113.5

In addition to the above, amortization expense of acquired intangible assets included within equity in earnings of joint ventures was $0.2 million for the three months ended December 31, 2011.

5.               Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
	(in millions)
Billed	$1,316.3	$1,256.3
Unbilled	1,184.7	1,133.6
Contract retentions	131.6	110.5
Total accounts receivable—gross	2,632.6	2,500.4
Allowance for doubtful accounts	(118.7)	(120.2)
Total accounts receivable—net	$2,513.9	$2,380.2

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2011 and September 30, 2011 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of December 31, 2011 or September 30, 2011.

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

Effective October 1, 2010, the Company adopted guidance issued by the FASB on the consolidation of variable interest entities (VIEs). The consolidation standard requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors which provide a party the power to direct the activities that most significantly impact the joint ventures’ economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board, and to a certain extent, a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them according to the consolidation standard as either:

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

If it is determined that the Company has the power to direct the activities that most significantly impact the joint ventures’ economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits from the entities that could potentially be significant to the joint ventures.

The adoption of the consolidation standard did not result in the consolidation or de-consolidation of any joint ventures that were material either individually or in the aggregate to the consolidated financial statements of the Company. The Company has not provided financial or other support during the periods presented to any of its VIEs that it was not previously contractually required to provide. Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of financial information of the consolidated joint ventures is as follows:

	December 31, 2011 (Unaudited)	September 30, 2011
	(in millions)
Current assets	$241.1	$262.6
Non-current assets	0.1	0.1
Total assets	$241.2	$262.7

Current liabilities	$49.9	$69.4
Non-current liabilities	—	—
Total liabilities	49.9	69.4

Total AECOM equity	135.5	137.9
Noncontrolling interests	55.8	55.4
Total owners’ equity	191.3	193.3
Total liabilities and owners’ equity	$241.2	$262.7

Total revenue of the consolidated joint ventures was $100.2 million and $216.7 million for the three months ended December 31, 2011 and December 31, 2010, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures is as follows:

	December 31, 2011 (Unaudited)	September 30, 2011
	(in millions)
Current assets	$537.7	$510.7
Non-current assets	18.7	22.6
Total assets	$556.4	$533.3

Current liabilities	$384.1	$357.8
Non-current liabilities	4.3	9.6
Total liabilities	388.4	367.4

Joint ventures’ equity	168.0	165.9
Total liabilities and joint ventures’ equity	$556.4	$533.3

AECOM’s investment in joint ventures	$66.9	$71.1

Total revenue of the unconsolidated joint ventures was $523.7 million and $440.0 million for the three months ended December 31, 2011 and 2010, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2011	December 31, 2010
	(in millions )

Pass through joint ventures	$0.9	$0.9
Other joint ventures	8.1	7.2
Total	$9.0	$8.1

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31, 2011		December 31, 2010
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.3	$—	$1.1
Interest cost on projected benefit obligation	1.9	6.4	2.0	6.6
Expected return on plan assets	(2.1)	(6.3)	(2.0)	(6.7)
Amortization of net loss	0.8	0.5	0.6	0.7
Settlement loss recognized	—	0.5	—	—
Net periodic cost	$0.6	$1.4	$0.6	$1.7

The total amounts of employer contributions paid for the three months ended December 31, 2011 were $8.8 million for U.S. plans and $4.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2012 are $4.5 million for U.S. plans and $12.1 million for non-U.S. plans. Included in other long-term liabilities are net pension liabilities of $154.6 million and $166.5 million as of December 31, 2011 and September 30, 2011, respectively.

8.              Debt

Debt consisted of the following:

	December 31, 2011	September 30, 2011
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	254.4	253.6
Unsecured revolving credit facility	174.4	101.4
Notes secured by real properties	24.9	25.2
Other debt	37.8	32.3
Total debt	1,241.5	1,162.5
Less: Current portion of debt and short-term borrowings	(23.8)	(17.8)
Long-term debt, less current portion	$1,217.7	$1,144.7

The following table presents, in millions, scheduled maturities of our debt:

Fiscal Year
2012 (nine months remaining)	$23.1
2013	153.4
2014	152.1
2015	151.8
2016	476.4
Thereafter	284.7
Total	$1,241.5

Unsecured Term Credit Agreement

In September 2011, the Company entered into an Amended and Restated Credit Agreement (the “Term Credit Agreement”) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions, including Company and lender approval. The Company used approximately $600 million of the proceeds from the loans to repay indebtedness under its prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under its revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 is the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%.  For the three months ended December 31, 2011 and 2010, the average interest rate of the Company’s term loan facility was 2.12% and 2.8%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. The Company may optionally prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $79.4 million at December 31, 2011, which have an effective interest rate of 5.62%. The fair value of the Company’s unsecured senior notes was approximately $257 million at December 31, 2011 and $259 million at September 30, 2011. The Company calculated the fair values based on model- derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated its unsecured revolving credit facility and increased its available borrowing capacity in order to support its working capital and acquisition needs. As of December 31, 2011 and September 30, 2011, the borrowing capacity under the unsecured revolving credit facility was $1.05 billion and pursuant to the terms of the Revolving Credit Agreement, has an expiration date of July 20, 2016. Prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At December 31, 2011 and September 30, 2011, $174.4 million and $101.4 million, respectively, were outstanding under the revolving credit facility. At December 31, 2011 and September 30, 2011, outstanding standby letters of credit totaled $34.0 million and $32.1 million, respectively, under the revolving credit facility. As of December 31, 2011, the Company had $841.6 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company’s acquisitions). As of December 31, 2011, the consolidated leverage ratio was 2.4, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

The Company’s Revolving Credit Agreement and Term Credit Agreement also contain certain covenants that limit the Company’s ability to, among other things, (i) merge with other entities, (ii) enter into a transaction resulting in a change of control, (iii) create new liens, (iv) sell assets outside of the ordinary course of business, (v) enter into transactions with affiliates, (vi) substantially change the general nature of the Company and its subsidiaries taken as a whole, and (vii) incur indebtedness and contingent obligations.

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merge with other entities, (iii) enter into a transaction resulting in a change of control, (iv) create new liens, (v) sell assets outside of the ordinary course of business, (vi) enter into transactions with affiliates, and (vii) substantially change the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholder’s equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of December 31, 2011, this amount was $2.4 billion, which exceeds the calculated threshold of $1.4 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At December 31, 2011, and September 30, 2011 the Company was in compliance with all such covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements with financial institutions to fix the variable interest rates on portions of the Company’s debt. In September 2011, the Company entered into two interest rate swap agreements to fix the interest rates on $250.0 million of its debt under the Term Credit Agreement. In December 2011, the Company entered into two additional interest rate swap agreements to fix the interest rate on an additional $350.0 million of its debt under the Term Credit Agreement. The Company applies cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the three months ended December 31, 2011, the amount recorded in other comprehensive income related to the decrease in fair value of the derivatives was $0.4 million. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The Company’s average effective interest rate on total borrowings, including the effects of the swaps, during the three months ended December 31, 2011 and 2010 was 3.1% and 3.3%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the unsecured revolving credit facility discussed above, at December 31, 2011, the Company had $264.2 million of unsecured credit facilities primarily used to cover periodic overdrafts and letters of credit, of which $194.2 million was utilized for outstanding letters of credit.

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the three months ended December 31, 2011 and 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)

Foreign currency forwards	$0.7	$0.7
Total assets	$0.7	$0.7

Interest rate swaps (1)	$0.4	$0.4
Total liabilities	$0.4	$0.4

(1)	For additional information about the Company’s interest rate swaps, refer to Note 8 herein.

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)

Foreign currency forwards	$0.8	$0.8
Total liabilities	$0.8	$0.8

Foreign currency forwards

The Company may enter into foreign currency forwards to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. The Company records all derivatives on the Consolidated Balance Sheets at fair value. Foreign currency forwards are not designated as hedging instruments, and accordingly, changes in fair value are recorded through earnings.

As of December 31, 2011, prepaid expenses and other current assets includes the fair value of two foreign currency forwards. At September 30, 2011 the fair value of the foreign currency forwards were recorded within other accrued expenses. The Company recognized in earnings a net gain of $1.5 million on the two foreign currency forwards during the three months ended December 31, 2011. The contract rates and the related contract maturity dates of the outstanding foreign currency forwards are as follows:

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

The fair value of options granted during the three months ended December 31, 2010 were determined using the following weighted average assumptions:

Three Months Ended December 31,
2010
Dividend yield	—
Expected volatility	38.6%
Risk-free interest rate	1.5%
Term (in years)	4.5

For the three months ended December 31, 2011 and 2010, compensation expense recognized related to stock options as a result of the fair value method was $0.9 million and $1.1 million, respectively. Unrecognized compensation expense relating to stock options outstanding as of December 31 and September 30, 2011 was $2.9 million and $3.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the three months ended December 31 was as follows:

	2011		2010
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	2.9	$21.38	3.1	$19.09
Options granted	—	—	0.4	27.54
Options exercised	(0.2)	10.61	(0.3)	11.39
Options forfeited or expired	—	25.22	—	22.23
Outstanding at December 31	2.7	22.22	3.2	20.64

Vested and expected to vest in the future as of December 31	2.7	$22.16	3.1	$20.51

The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2010 was $9.39.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period. The Company recognized compensation expense relating to the PEP of $3.5 million and $4.4 million during the three months ended December 31, 2011 and 2010, respectively. Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $4.2 million and $2.5 million during the three months ended December 31, 2011 and 2010, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $32.2 million and $44.1 million as of December 31, 2011 and $16.3 million and $23.8 million as of September 30, 2011, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $0.7 million and $60.1 million for the three months ended December 31, 2011 and 2010, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

11.       Income Taxes

The effective tax rate was 28.8% and 24.8% for the three months ended December 31, 2011 and 2010, respectively. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009. As a result of the extension, the Company recognized a $3.0 million benefit net of uncertainties during the three months ended December 31, 2010 reflecting anticipated credits for the nine months ended September 30, 2010.

The Company is currently at appeals with the U.S. Internal Revenue Service for fiscal 2006 and 2007 and under examination for fiscal 2008 and 2009. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal 2012. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time due to the early status of the tax examinations.

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended
	December 31, 2011	December 31, 2010
	(in millions)
Denominator for basic earnings per share	114.0	118.0
Potential common shares:
Stock options	0.2	0.7
Other	0.4	0.4
Denominator for diluted earnings per share	114.6	119.1

For the three months ended December 31, 2011 and 2010, share-based payment awards excluded from the calculation of potential common shares were not significant. The Company excludes stock options from the computation of diluted EPS when the option’s price is greater than the average market price of the Company’s common shares. The Company also would exclude common stock equivalent shares from the computation in loss periods as their effect would be anti-dilutive.

13.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2011	September 30, 2011
	(in millions)
Accrued salaries and benefits	$376.6	$417.3
Accrued contract costs	304.2	320.2
Other accrued expenses	57.5	55.2
	$738.3	$792.7

Accrued contract costs above include balances related to professional liability accruals of $114.4 million and $118.4 million as of December 31, 2011 and September 30, 2011, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	December 31, 2011	September 30, 2011
	(in millions)
Pension liabilities (Note 7)	$154.6	$166.5
Reserve for uncertain tax positions (Note 11)	61.2	61.1
Other	204.2	207.4
	$420.0	$435.0

The components of accumulated other comprehensive loss are as follows:

	December 31, 2011	September 30, 2011
	(in millions)
Foreign currency translation adjustment	$(31.6)	$(51.1)
Swap valuation	(0.4)	—
Defined benefit minimum pension liability adjustment, net of tax	(136.9)	(136.5)
	$(168.9)	$(187.6)

14.       Commitments and Contingencies

The Company records amounts representing its probable estimated liabilities relating to claims, guarantees, litigation, audits and investigations. The Company relies in part on qualified actuaries to assist it in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations.

The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At December 31, 2011, the Company was contingently liable in the amount of approximately $228.2 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

The Company believes, based upon advice of Kuwaiti legal counsel, that CSA has been in compliance with STI requirements of Kuwait labor laws. Therefore, the Company presently believes that, if required, CSA would be successful in obtaining a favorable determination of this matter. However, if the DCAA Form 1 is not overruled and subsequent appeals are unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

Global Linguists Solutions Joint Venture

On October 5, 2011, the DCAA issued a DCAA Form 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies, Inc., acquired by the Company in August 2010, is an owner. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of DCAA Form 1, the U.S. Government withheld approximately $14 million from payments on current year billings pending final resolution of the questioned costs.

GLS is performing a review of the issues raised in the Form 1 in order to respond fully to the questioned costs. Based on an initial review, GLS believes that the costs met the applicable contract requirements. However, if the DCAA Form 1 is not overruled and subsequent appeals are unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

Libyan Project

Due to the civil unrest in Libya, in February 2011, the Company ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure. The Company cannot currently determine when or if it will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of December 31, 2011 and September 30, 2011, $25.6 million and $28.5 million, respectively, of liabilities related to this project are included in the accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2011:
Revenue	$1,807.4	$221.8	$—	$2,029.2
Revenue, net of other direct costs(1)	1,100.9	129.9	—	1,230.8
Gross profit	84.8	5.5	—	90.3
Equity in earnings of joint ventures	2.5	6.5	—	9.0
General and administrative expenses	—	—	22.6	22.6
Operating income	87.3	12.0	(22.6)	76.7

Gross profit as a % of revenue	4.7%	2.5%	—	4.5%
Gross profit as a % of revenue, net of other direct costs(1)	7.7%	4.2%	—	7.3%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2010:
Revenue	$1,575.8	$360.4	$—	$1,936.2
Revenue, net of other direct costs(1)	1,084.8	129.0	—	1,213.8
Gross profit	89.5	15.8	—	105.3
Equity in earnings of joint ventures	2.1	6.0	—	8.1
General and administrative expenses	—	—	23.2	23.2
Operating income	91.6	21.8	(23.2)	90.2

Gross profit as a % of revenue	5.7%	4.4%	—	5.4%
Gross profit as a % of revenue, net of other direct costs(1)	8.3%	12.2%	—	8.7%

(1)          Non-GAAP measure.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government, the risk of employee misconduct or our failure to comply with laws and regulations, and our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. Please review “Part II, Item 1A — Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

Overview

We are a leading global provider of professional technical and management support services for commercial and government clients around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 46,000 employees.

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

Update

As discussed in prior reports, due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. For further information regarding this matter, see the discussion in Note 14 in the notes to our consolidated financial statements and below in this Management’s Discussion and Analysis section.

Components of Income and Expense

Our management analyzes the results of our operations using several non-GAAP measures. As discussed in Overview above, a significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as other direct costs. Those costs are typically paid to service providers upon our receipt of payment from the client. We segregate other direct costs from revenue resulting in a measurement that we refer to as “revenue, net of other direct costs,” which is a measure of work performed by AECOM employees and, as discussed in Overview above, a large portion of our fees are derived through work performed by AECOM employees rather than other parties. We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers, and the related gross margins, as discussed in Results of Operations below. Because of the importance of maintaining the high quality of work generated by our employees, gross margin, which measures revenue, net of other direct costs after subtracting the cost to generate such revenue, is another important metric that management reviews in evaluating the Company’s operating performance.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended December 31,
	2011	2010
	(in millions)
Other Financial Data:
Revenue	$2,029.2	$1,936.2
Other direct costs*	798.4	722.4
Revenue, net of other direct costs*	1,230.8	1,213.8
Cost of revenue, net of other direct costs*	1,140.5	1,108.5
Gross profit	90.3	105.3
Equity in earnings of joint ventures	9.0	8.1
General and administrative expenses	22.6	23.2
Income from operations	$76.7	$90.2

Reconciliation of Cost of Revenue:
Other direct costs	$798.4	$722.4
Cost of revenue, net of other direct costs	1,140.5	1,108.5
Cost of revenue	$1,938.9	$1,830.9

*Non-GAAP measure.

Results of Operations

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2011	2010	$	%
	(in millions)
Revenue	$2,029.2	$1,936.2	$93.0	4.8%
Other direct costs	798.4	722.4	76.0	10.5
Revenue, net of other direct costs	1,230.8	1,213.8	17.0	1.4
Cost of revenue, net of other direct costs	1,140.5	1,108.5	32.0	2.9
Gross profit	90.3	105.3	(15.0)	(14.2)
Equity in earnings of joint ventures	9.0	8.1	0.9	11.1
General and administrative expenses	22.6	23.2	(0.6)	(2.6)
Income from operations	76.7	90.2	(13.5)	(15.0)
Other income	1.9	2.3	(0.4)	(17.4)
Interest expense, net	(10.6)	(9.9)	(0.7)	7.1
Income before income tax expense	68.0	82.6	(14.6)	(17.7)
Income tax expense	19.6	20.5	(0.9)	(4.4)
Net income	48.4	62.1	(13.7)	(22.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.5)	(5.2)	4.7	(90.4)
Net income attributable to AECOM	$47.9	$56.9	$(9.0)	(15.8)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2011	December 31, 2010
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	92.7	91.3
Gross margin	7.3	8.7
Equity in earnings of joint ventures	0.7	0.7
General and administrative expense	1.8	2.0
Income from operations	6.2	7.4
Other income	0.2	0.2
Interest expense, net	(0.9)	(0.8)
Income before income tax expense	5.5	6.8
Income tax expense	1.6	1.7
Net income	3.9	5.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	(0.4)
Net income attributable to AECOM	3.9%	4.7%

Revenue

Our revenue for the three months ended December 31, 2011 increased $93.0 million, or 4.8% to $2,029.2 million as compared to $1,936.2 million for the corresponding period last year. Revenue provided by acquired companies was $13.4 million for the three months ended December 31, 2011. Excluding the revenue provided by acquired companies, revenue increased $79.6 million, or 4.1%, from the three months ended December 31, 2010.

The increase in revenue, excluding acquired companies, for the three months ended December 31, 2011 was primarily attributable to increased demand for our construction management services in the Americas of $170 million, engineering and program management services on infrastructure projects in Australia, Asia and North America of approximately $35 million, $20 million and $20 million, respectively, partially offset by a reduction in services in our MSS segment noted below of $139 million and in Libya of $25 million.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended December 31, 2011 increased $17.0 million, or 1.4%, to $1,230.8 million as compared to $1,213.8 million for the corresponding period last year. Of this increase, $12.2 million, or 71.8%, was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $4.8 million, or 0.4% over the three months ended December 31, 2010.

The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $25 million, partially offset by decreased activity in Libya of $15 million.

Gross Profit

Our gross profit for the three months ended December 31, 2011 decreased $15.0 million, or 14.2%, to $90.3 million as compared to $105.3 million for the corresponding period last year. Gross profit provided by acquired companies was $2.1 million. Excluding gross profit provided by acquired companies, gross profit decreased $17.1 million, or 16.2%, from the three months ended December 31, 2010.  For the three months ended December 31, 2011, gross profit, as a percentage of revenue, net of other direct costs, decreased to 7.3% from 8.7% in the three months ended December 31, 2010.

The decrease in gross profit, for the three months ended December 31, 2011 as compared to the corresponding period in the prior year was primarily attributable to a reduction in gross profit in our MSS segment noted below and the reduction in services in Libya.

The decrease in gross profit, as a percentage of revenue, net of other direct costs for the three months ended December 31, 2011 was primarily due to a reduction in gross profit in our MSS segment noted below and the reduction in services in Libya.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2011 increased $0.9 million, or 11.1%, to $9.0 million as compared to $8.1 million in the corresponding period last year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2011 decreased $0.6 million, or 2.6%, to $22.6 million as compared to $23.2 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 2.0% in the three months ended December 31, 2010 to 1.8% in the three months ended December 31, 2011.

Other Income

Our other income for the three months ended December 31, 2011 was $1.9 million as compared to other income of $2.3 million for the three months ended December 31, 2010.

Interest Expense, Net

Our net interest expense for the three months ended December 31, 2011 was $10.6 million as compared to $9.9 million of net interest expense for the three months ended December 31, 2010.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2011 decreased $0.9 million, or 4.4%, to $19.6 million as compared to $20.5 million for the three months ended December 31, 2010. The effective tax rate was 28.8% and 24.8% for the three months ended December 31, 2011 and 2010, respectively.

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

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $47.9 million for the three months ended December 31, 2011, as compared to net income attributable to AECOM of $56.9 million for the three months ended December 31, 2010.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended
	December 31,	December 31,	Change
	2011	2010	$	%
	(in millions)
Revenue	$1,807.4	$1,575.8	$231.6	14.7%
Other direct costs	706.5	491.0	215.5	43.9
Revenue, net of other direct costs	1,100.9	1,084.8	16.1	1.5
Cost of revenue, net of other direct costs	1016.1	995.3	20.8	2.1
Gross profit	$84.8	$89.5	$(4.7)	(5.3)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2011	December 31, 2010
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	92.3	91.7
Gross margin	7.7%	8.3%

Revenue

Revenue for our PTS segment for the three months ended December 31, 2011 increased $231.6 million, or 14.7%, to $1,807.4 million as compared to $1,575.8 million for the corresponding period last year. Revenue provided by acquired companies was $13.4 million.  Excluding revenue provided by acquired companies, revenue increased $218.2 million, or 13.8%, over the three months ended December 31, 2010.

The increase in revenue, excluding acquired companies, for the three months ended December 31, 2011 was primarily attributable to increased demand for our construction management services in the Americas of $170 million, engineering and program management services on infrastructure projects in Australia, Asia and the Americas of approximately $35 million, $20 million and $20 million, respectively, partially offset by a reduction in services in Libya of $25 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended December 31, 2011 increased $16.1 million, or 1.5%, to $1,100.9 million as compared to $1,084.8 million for the corresponding period last year. Of this increase, $12.2 million, or 75.8%, was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $3.9 million, or 0.4%, over the three months ended December 31, 2010.

The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $25 million, partially offset by decreased activity in Libya of $15 million. Revenue, net of other direct costs, excluding the effects of acquired companies, was relatively consistent with the prior period primarily due to the increase in subcontractor costs from our construction management services.

Gross Profit

Gross profit for our PTS segment for the three months ended December 31, 2011 decreased $4.7 million, or 5.3%, to $84.8 million as compared to $89.5 million for the corresponding period last year. Gross profit provided by acquired companies was $2.1 million. Excluding gross profit provided by acquired companies, gross profit decreased $6.8 million, or 7.6%, from the three months ended December 31, 2010. As a percentage of revenue, net of other direct costs, gross profit decreased to 7.7% of revenue, net of other direct costs, for the three months ended December 31, 2011 from 8.3% in the corresponding period last year.

The $6.8 million of the decrease in gross profit, excluding acquired companies, and the decrease in gross profit, as a percentage of revenue, net of other direct costs, excluding acquired companies, was primarily from the reduction in services in Libya.

Management Support Services

	Three Months Ended
	December 31,	December 31,	Change
	2011	2010	$	%
	(in millions)
Revenue	$221.8	$360.4	$(138.6)	(38.5)%
Other direct costs	91.9	231.4	(139.5)	(60.3)
Revenue, net of other direct costs	129.9	129.0	0.9	0.7
Cost of revenue, net of other direct costs	124.4	113.2	11.2	9.9
Gross profit	$5.5	$15.8	$(10.3)	(65.2)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2011	December 31, 2010
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	95.8	87.8
Gross margin	4.2%	12.2%

Revenue

Revenue for our MSS segment for the three months ended December 31, 2011 decreased $138.6 million, or 38.5%, to $221.8 million as compared to $360.4 million for the corresponding period last year. The decrease in revenue for the three months ended December 30, 2011 was primarily attributable to the completion of our combat support project with the U.S. government in the Middle East in February 2011, which resulted in a $140 million reduction in revenue from prior period.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended December 31, 2011 increased $0.9 million, or 0.7%, to $129.9 million as compared to $129.0 million for the corresponding period last year. Revenue, net of other direct costs, was relatively consistent with the prior period primarily due to the reduction in subcontractor costs from the completion of our combat support project.

Gross Profit

Gross profit for our MSS segment for the three months ended December 31, 2011 decreased $10.3 million, or 65.2%, to $5.5 million as compared to $15.8 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit decreased to 4.2% of revenue, net of other direct costs, for the three months ended December 31, 2011 from 12.2% in the corresponding period last year.

The decrease in gross profit, for the three months ended December 31, 2011 as compared to the corresponding period in the prior year was primarily attributable to a reserve related to a cost recovery matter and a project cost write-off on certain U.S. government projects totaling $6 million. Additionally, the decrease was due to the completion of our combat support project noted above.

The decrease in gross profit, as a percentage of revenue, net of other direct costs for the three months ended December 31, 2011 was primarily due to a reserve related to a cost recovery matter and a project cost write-off on certain U.S. government projects totaling $6 million.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of stock under our stock repurchase program and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months. In the quarter ended September 30, 2011, we amended our term credit agreement to increase our bank term loans from $600 million to $750 million maturing July 2016 and also increased our borrowing capacity to $1.05 billion under our revolving credit facility which expires in July 2016.

At December 31, 2011, cash and cash equivalents were $507.5 million, an increase of $50.6 million, or 11.1%, from $456.9 million at September 30, 2011. This increase was primarily attributable to net proceeds from borrowings, partially offset by payments for capital expenditures.

Net cash used in operating activities was $6.4 million for the three months ended December 31, 2011, compared to net cash used in operating activities of $179.3 million for the three months ended December 31, 2010. The decrease in cash used in operating activities was primarily attributable to the payments made in 2010 for the $89.7 million settlement of our U.S. deferred compensation plan liability and a decrease of $59.4 million in excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution in 2010. The decrease in cash used in operating activities was also due to the timing of receipts and payments of operating assets and liabilities, which include accounts receivable, accounts payable, and billings in excess of costs on uncompleted contracts.

Net cash used in investing activities was $21.6 million for the three months ended December 31, 2011, compared with $350.2 million for the three months ended December 31, 2010. This decrease was primarily due to a $289.8 million decrease in payments for business acquisitions and a decrease of $19.3 million of net investment in unconsolidated joint ventures.

Net cash provided by financing activities was $72.7 million for the three months ended December 31, 2011, compared with $334.1 million for the three months ended December 31, 2010, a decrease of $261.4 million. The decrease in cash provided by financing activities was primarily attributable to a $191.3 million decrease in net borrowings under credit agreements, primarily due to reduced business combinations, a decrease of $59.4 million in excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution in 2010 and $59.3 million in proceeds from loans on this deferred compensation plan’s investments in the prior period. These decreases were partially offset by a $49.8 million decrease in the repurchase of our common stock.

Working Capital

Working capital, or current assets less current liabilities, increased $129.4 million, or 11.0%, to $1,305.0 million at December 31, 2011 from $1,175.6 million at September 30, 2011. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $77.2 million, or 3.8%, to $2,132.5 million at December 31, 2011.

Accounts receivable increased 5.6%, or $133.7 million, to $2,513.9 million at December 31, 2011from $2,380.2 million at September 30, 2011.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, excluding the effects of recent acquisitions, at December 31, 2011, was 95 days compared to the 88 days at September 30, 2011.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables as of December 31, 2011 and September 30, 2011 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of December 31, 2011 and September 30, 2011. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	December 31, 2011	September 30, 2011
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	254.4	253.6
Unsecured revolving credit facility	174.4	101.4
Notes secured by real properties	24.9	25.2
Other debt	37.8	32.3
Total debt	1,241.5	1,162.5
Less: Current portion of debt and short-term borrowings	(23.8)	(17.8)
Long-term debt, less current portion	$1,217.7	$1,144.7

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2011:

Fiscal Year
2012 (nine months remaining)	$23.1
2013	153.4
2014	152.1
2015	151.8
2016	476.4
Thereafter	284.7
Total	$1,241.5

Unsecured Term Credit Agreement

In September 2011, we entered into an Amended and Restated Credit Agreement (the “Term Credit Agreement”) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions, including Company and lender approval. We used approximately $600 million of the proceeds from the loans to repay indebtedness under our prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under our revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 is the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%. For the three months ended December 31, 2011 and 2010, the average interest rate of our term loan facility was 2.12% and 2.8%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. We may optionally prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $79.4 million at December 31, 2011, which have an effective interest rate of 5.62%. The fair value of our unsecured senior notes was approximately $257 million at December 31, 2011 and $259 million at September 30, 2011. We calculated the fair values based on model-derived valuations using market observable inputs, which are a Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, we entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated our unsecured revolving credit facility and increased our available borrowing capacity in order to support our working capital and acquisition needs. As of December 31, 2011 and September 30, 2011, the borrowing capacity under our unsecured revolving credit facility was $1.05 billion and pursuant to the terms of the Revolving Credit Agreement, has an expiration date of July 20, 2016. Prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may also, at our option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At December 31, 2011 and September 30, 2011, $174.4 million and $101.4 million, respectively, were outstanding under our revolving credit facility. At December 31, 2011 and September 30, 2011, outstanding standby letters of credit totaled $34.0 million and $32.1 million, respectively, under our revolving credit facility. As of December 31, 2011, we had $841.6 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of December 31, 2011, our consolidated leverage ratio was 2.4, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

Our Revolving Credit Agreement and Term Credit Agreement also contain certain covenants that limit our ability to, among other things, (i) merge with other entities, (ii) entering into a transaction resulting in a change of control, (iii) create new liens, (iv) sell assets outside of the ordinary course of business, (v) enter into transactions with affiliates, (vi) substantially change the general nature of the Company and its subsidiaries taken as a whole, and (vii) incur indebtedness and contingent obligations.

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merge with other entities, (iii) enter into a transaction resulting in a change of control, (iv) create new liens, (v) sell assets outside of the ordinary course of business, (vi) enter into transactions with affiliates, and (vii) substantially change the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of December 31, 2011, this amount was $2.4 billion, which exceeds the calculated threshold of $1.4 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At December 31, 2011, and September 30, 2011 we were in compliance with all such covenants.

Interest Rate Swaps

We use interest rate swap agreements with financial institutions to fix the variable interest rates on portions of our debt. In September 2011, we entered into two interest rate swap agreements to fix the interest rates on $250.0 million of our debt under the Term Credit Agreement. In December 2011, we entered into two additional interest rate swap agreements to fix the interest rate on an additional $350.0 million of our debt under the Term Credit Agreement. We apply cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the three months ended December 31, 2011, the amount recorded in other comprehensive income related to the decrease in fair value of the derivatives was $0.4 million. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

Our average effective interest rate on borrowings, including the effects of the swaps, during the three months ended December 31, 2011 and 2010 was 3.1% and 3.3%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the revolving credit facility discussed above, at December 31, 2011, we had $264.2 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $194.2 million was utilized for outstanding standby letters of credit.

Commitments and Contingencies

Other than normal property and equipment additions and replacements, expenditures to further the implementation of our Enterprise Resource Planning system, commitments under our incentive compensation programs, amounts we may expend to repurchase stock under our stock repurchase program and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below. However, as we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2011, there was approximately $228.2 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the three months ended December 31, 2011 were $8.8 million for U.S. plans and $4.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

We believe, based on advice of Kuwaiti legal counsel, that CSA has been in compliance with STI requirements of Kuwait labor laws. Therefore, we presently believe that, if required, CSA would be successful in obtaining a favorable determination of this matter. However, if the DCAA Form 1 is not overruled and subsequent appeals are unsuccessful, the decision could have a material adverse effect on our results of operations.

Global Linguists Solutions Joint Venture

On October 5, 2011, the DCAA issued a DCAA Form 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies Inc., which we acquired in August 2010 is an owner. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of DCAA Form 1, the U.S. Government withheld approximately $14 million from payments on current year billings pending final resolution of the questioned costs.

GLS is performing a review of the issues raised in the Form 1 in order to respond fully to the questioned costs. Based on an initial review, GLS believes that the costs met the applicable contract requirements. However, if the DCAA Form 1 is not overruled and subsequent appeals are unsuccessful, the decision could have a material adverse effect on our results of operations.

Libyan Project

Due to the civil unrest in Libya, in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of December 31, 2011 and September 30, 2011, $25.6 million and $28.5 million, respectively, of liabilities related to this project are included in accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. We adopted this guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance was adopted by us in our fiscal year beginning October 1, 2011. Since the Company carries no Level 3 assets or liabilities, the adoption of the separate disclosures related to Level 3 measurements did not have a material impact on our consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance is effective for us in our second quarter ending March 31, 2012 and is not expected to have a material impact on our consolidated financial statements.

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

On October 1, 2010, we also adopted guidance issued by the FASB on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of whether we have the power to direct the activities over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our consolidated financial statements, see Note 6 in the notes to our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest. We have consolidated all joint ventures for which we have control. For all others, our portion of the earnings are recorded in equity in earnings of joint ventures. See Note 6 in the notes to our consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2011 and September 30, 2011, we had $924.4 million and $851.4 million, respectively, outstanding borrowings under our credit facility and certain other variable interest rate debt obligations. Interest on amounts borrowed under the credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 1% to 2.5%. For the three months ended December 31, 2011, our weighted average floating rate borrowings were $911.0 million. If short term floating interest rates had increased or decreased by 1%, our interest expense for the period would have increased or decreased by $1.7 million. As discussed above, $600.0 million of our variable interest rate debt is fixed through our interest rate swaps. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of December 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2011 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Last year, civil unrest, which initially began in Tunisia and Egypt, spread to other areas in the Middle East and beyond. Due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libya Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs. If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Canada and Philippines. At December 31, 2011, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $154.6 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At December 31, 2011, our contracted backlog was approximately $8.5 billion and our awarded backlog was approximately $7.3 billion for a total backlog of $15.8 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.2 billion as of December 31, 2011. We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business and other factors.

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

All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a calculated threshold. As of December 31, 2011, our consolidated leverage ratio was 2.4, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of December 31, 2011, our net worth was $2.4 billion, which exceeds the calculated threshold of $1.4 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2011, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

235,656 shares of our common stock to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified above in reliance upon Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

Share Repurchase Program

In August 2011, the Company’s Board of Directors authorized a stock repurchase program (the Repurchase Program), pursuant to which the Company may purchase up to $200 million of its common stock. Share repurchases under this program may be effected through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan.

In connection with the Repurchase Program on December 14, 2011, the Company entered into a Rule 10b5-1 repurchase plan with Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). Under this plan, and consistent with our previously announced Repurchase Program, the Company agreed to repurchase a maximum of $100 million of its common stock through Merrill Lynch. Repurchased shares are retired, but remain authorized for registration and issuance in the future. This plan expired on February 3, 2012.

A summary of the repurchase activity for the three months ended December 31, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in millions, Except Per Share Amounts)
October 1-31, 2011	—	—	—	—
November 1-30, 2011	—	—	—	—
December 1–31, 2011	0.4	$20.08	0.4	$92.7
Total	0.4	$20.08	0.4	$92.7

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

AECOM TECHNOLOGY CORPORATION

Date: February 3, 2012	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Executive Vice President and Chief Financial Officer