Form 10-K/A
period 2011-09-30
AECOM TECHNOLOGY CORP
filed 2012-03-23
CIK 868857

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
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates on March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $2.57 billion.

Number of shares of the registrant’s common stock outstanding as of November 9, 2011: 115,354,592

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on January 27, 2012.

Explanatory Note

AECOM Technology Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Form 10-K”) to include a report of the independent auditor covering Schedule II related to allowance for doubtful accounts in Item 15 of Part IV.  In connection with this Amendment No. 1, the Company is also amending Item 15 of Part IV to include Schedule II therein, an updated exhibit index, a currently dated consent of the independent auditor and in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, currently dated Rule 13a-14(a) and Rule 13a-14(b) certifications of the Company’s principal executive officer and principal financial officer.  The cover page of the Form 10-K is also being amended to update the section entitled “Documents Incorporated by Reference” to specifically identify the date on which the definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders was filed with the Securities and Exchange Commission.

Except as specifically referenced herein, no other information included in the Form 10-K is being amended and this Amendment No. 1 does not reflect events occurring after the date of the Form 10-K or modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this report:

(1)                                 The Company’s Consolidated Financial Statements at September 30, 2011 and 2010 and for each of the three years in the period ended September 30, 2011 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

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

2.1

Purchase Agreement, dated as of February 11, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on February 12, 2008)

2.2

Amendment No. 1 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on July 31, 2008)

2.3

Amendment No. 2 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the SEC on July 31, 2008)

2.4

Stock Purchase Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, AECOM Technical Services, Inc., Tishman Construction Corporation and the stockholders of Tishman Construction Corporation (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on July 14, 2010)

2.5

Stock Purchase Agreement, dated as of July 30, 2010, by and among MT Holding LLC, T&A Holding LLC, AECOM Government Services, Inc., AECOM Technology Corporation (solely for purposes of Article XI thereof) and The Veritas Capital Fund II, L.P. (solely for purposes of Article XI thereof) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on August 4, 2010)

Exhibit Numbers	Description
3.1

Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

3.2	Certificate of Designations for Class C Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

3.3	Certificate of Designations for Class E Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

3.4

Certificate of Designations for Class F Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.4 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

3.5

Certificate of Designations for Class G Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.5 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on September 2, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

4.2

Investor Rights Agreement, dated as of February 9, 2006, among AECOM Technology Corporation and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

4.2

Amendment No. 1 to Investor Rights Agreement, dated as of February 14, 2006, among AECOM Technology Corporation and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

4.3

Joinder Agreement to the Investor Rights Agreement, dated as of February 9, 2006, as amended, by and among AECOM Technology Corporation and the investor party thereto (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

4.4

Joinder Agreement to Investor Rights Agreement, dated as of February 14, 2006, as amended, by and among AECOM Technology Corporation and the investor party thereto (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.1

Amended and Restated Credit Agreement, dated as of September 22, 2006, among AECOM Technology Corporation, the Subsidiary Borrowers, Union Bank of California, N.A., as Administrative Agent, a Letter of Credit Issuing Lender and the Swing Line Lender, Harris N.A., as a Letter of Credit Issuing Lender, Bank of Montreal acting under its trade name BMO Capital Markets, as Syndication Agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.2

Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 25, 2010, by and among AECOM Technology Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent and swing line lender and Union Bank of California, N.A., Wells Fargo Bank, N.A., BMO Capital Markets Financing, Inc. and BNP Paribas as syndication agents (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on July 1, 2010)

Exhibit Numbers	Description
10.3

Second Amended and Restated Credit Agreement, dated as of August 31, 2007, among AECOM Technology Corporation, the Subsidiary Borrowers, Bank of America, N.A., Union Bank of California, N.A., Harris N.A. (solely in the case of those Existing Letters of Credit referred to below that were issued by Harris N.A.), HSBC Bank USA, National Association, and BNP Paribas, in their respective capacities as a letter of credit issuing lender, Bank of America, N.A., as administrative agent and swing line lender, and Union Bank of California, N.A., Wells Fargo Bank, N.A., BMO Capital Markets Financing, Inc., and BNP Paribas, in their respective capacities as a syndication agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 7, 2007)

10.4

Third Amended and Restated Credit Agreement, dated as of July 20, 2011, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 26, 2011)

10.5

Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 6, 2011)

10.6

Term Credit Agreement dated as of September 22, 2006, among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as the Borrowers, Union Bank of California, N.A., as the Administrative Agent, BMO Capital Markets, as Co-Lead Arrangers and Co-Book Managers, Bank of Montreal, acting under its trade name BMO Capital Markets, as the Syndication Agent and other financial institutions that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.7

Guarantee dated as of January 9, 2007 among AECOM Technology Corporation, HSBC Bank USA National Association and the other bank parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.8

First Amendment to Term Credit Agreement, dated as of August 31, 2007, by and among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as borrowers, the lender parties thereto, Union Bank of California, N.A., and Bank of Montreal, as the syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on September 7, 2007)

10.9

Third Amendment to Term Credit Agreement, dated as of June 25, 2010, by and among Maunsell HK Holdings, Ltd., Faber Maunsell Limited, W.E. Bassett & Partners Pty. Ltd., Maunsell Group Limited, and Maunsell Australia Pty Ltd., as borrowers, the lenders party thereto, Union Bank, N.A., as the administrative agent, and Bank of Montreal, acting under its trade name BMO Capital Markets, as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on July 1, 2010)

10.10

Credit Agreement, dated as of September 16, 2010, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 22, 2010)

10.11

Office Lease, dated June 13, 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.12

First Amendment to Office Lease, dated September 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description

10.13

Second Amendment to Office Lease, dated October 22, 2001, between Shuwa Investments Corporation, as landlord, and Daniel, Mann, Johnson & Mendenhall, Inc. and AECOM Technology Corporation, as tenant (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.14

Second Supplemental Agreement of Lease dated as of November 15, 2005, between 605 Third Avenue FEE LLC and DMJM + HARRIS, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.15#

AECOM Technology Corporation Stock Purchase Plan, restated as of October 1, 2006 (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.16#

Amendment 2006-1, dated as of October 1, 2006, to AECOM Technology Corporation Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.17#

1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.18#

First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.19#

Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.20#

Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.21#

1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.22#

First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.23#

Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.24#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.25#

First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.26#

Second Amendment, effective July 1, 1998, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
10.27#

Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.28#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form 1 filed with the SEC on January 29, 2007)

10.29#

First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.30#

Second Amendment, effective March 1, 2003, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.31#

Third Amendment, effective April 1, 2004, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.32#	2005 ENSR Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.33#	2005 UMA Group Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.34#	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.35	Cansult Maunsell Merger Investment Plan, dated September 11, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.36	AECOM Technology Corporation Equity Investment Plan (incorporated by reference to Exhibit 10.32 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.37#	Global Stock Investment Plan—United Kingdom (incorporated by reference to Exhibit 10.33 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.38#	Hong Kong Stock Investment Plan—Grandfathered Directors (incorporated by reference to Exhibit 10.34 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.39#	AECOM Retirement & Savings Plan (incorporated by reference to Exhibit 10.35 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.40#

Executive Employment Agreement between AECOM Technology Corporation and James R. Royer (incorporated by reference to Exhibit 10.36 to the Company’s registration statement on Form 10 filed with the SEC on January 29, 2007)

10.41#	Change in Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 11, 2009)

10.42#

Standard Terms and Conditions for Non-Qualified Stock Options under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 5, 2008)

10.43#

Standard Terms and Conditions for Restricted Stock Units under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 5, 2008)

Exhibit Numbers	Description
10.44#

Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 5, 2008)

10.45#

Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the SEC on July 14, 2010)

10.46

Note Purchase Agreement, dated June 28, 2010, by and among AECOM Technology Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 1, 2010)

10.47#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 filed with the SEC on May 24, 2010)

10.48#

Consulting Agreement, dated as of May 4, 2010, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on May 7, 2010)

10.49#

Consulting Agreement, dated as of February 8, 2011, between Francis S. Y. Bong and AECOM Technology Corporation.(incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on February 14, 2011)

10.50#

Consulting Agreement, dated as of April 21, 2011, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 25, 2011)

21.1	Subsidiaries of AECOM (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Public Accounting Firm on Information Supplementing Audited Financial Statements

101.INS*	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

101.SCH*	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase (incorporated by reference to Exhibit 101.LAB to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

Exhibit Numbers	Description

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Company’s annual report on Form 10-K filed with the SEC on November 19, 2011)

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

AECOM TECHNOLOGY CORPORATION

By:	/s/ JOHN M. DIONISIO
John M. Dionisio
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 23, 2012