Form 10-Q
period 2012-03-31
AECOM TECHNOLOGY CORP
filed 2012-05-07
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 112,907,684 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,494	$349,868
Cash in consolidated joint ventures	87,168	107,072
Total cash and cash equivalents	465,662	456,940
Accounts receivable—net	2,554,224	2,380,181
Prepaid expenses and other current assets	109,196	100,575
Income taxes receivable	30,491	45,239
Deferred tax assets—net	7,903	7,131
TOTAL CURRENT ASSETS	3,167,476	2,990,066
PROPERTY AND EQUIPMENT—NET	331,375	323,826
DEFERRED TAX ASSETS—NET	73,614	82,966
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	83,489	71,124
GOODWILL	2,125,304	2,086,330
INTANGIBLE ASSETS—NET	108,796	119,140
OTHER NON-CURRENT ASSETS	123,178	115,876
TOTAL ASSETS	$6,013,232	$5,789,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,199	$6,570
Accounts payable	712,939	679,111
Accrued expenses and other current liabilities	747,161	792,690
Billings in excess of costs on uncompleted contracts	387,465	324,899
Current portion of long-term debt	86,490	11,176
TOTAL CURRENT LIABILITIES	1,936,254	1,814,446
OTHER LONG-TERM LIABILITIES	414,397	435,022
LONG-TERM DEBT	1,172,279	1,144,723
TOTAL LIABILITIES	3,522,930	3,394,191
COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2012 and September 30, 2011; issued and outstanding, 110,825,835 and 113,248,337 as of March 31, 2012 and September 30, 2011, respectively	1,108	1,132
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 3 shares as of March 31, 2012 and September 30, 2011; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,724,924	1,699,207
Accumulated other comprehensive loss	(141,371)	(187,574)
Retained earnings	849,169	826,946
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,433,830	2,339,711
Noncontrolling interests	56,472	55,426
TOTAL STOCKHOLDERS’ EQUITY	2,490,302	2,395,137
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,013,232	$5,789,328

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Revenue	$2,010,951	$1,936,421	$4,040,131	$3,872,604

Cost of revenue	1,934,834	1,836,686	3,873,668	3,667,534
Gross profit	76,117	99,735	166,463	205,070

Equity in earnings of joint ventures	16,898	11,330	25,860	19,427
General and administrative expenses	19,857	23,608	42,468	46,870
Income from operations	73,158	87,457	149,855	177,627

Other income	4,471	1,456	6,390	3,744
Interest expense, net	(11,204)	(10,014)	(21,818)	(19,886)
Income before income tax expense	66,425	78,899	134,427	161,485

Income tax expense	16,769	19,239	36,347	39,742
Net income	49,656	59,660	98,080	121,743
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(662)	(1,945)	(1,155)	(7,160)
Net income attributable to AECOM	$48,994	$57,715	$96,925	$114,583

Net income allocation:
Preferred stock dividend	$—	$—	$—	$2
Net income available for common stockholders	48,994	57,715	96,925	114,581
Net income attributable to AECOM	$48,994	$57,715	$96,925	$114,583

Net income attributable to AECOM per share:
Basic and diluted	$0.43	$0.49	$0.85	$0.97

Weighted average shares outstanding:
Basic	113,352	117,283	113,659	117,642
Diluted	114,288	118,278	114,439	118,697

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net income	$49,656	$59,660	$98,080	$121,743

Other comprehensive income, net of tax:
Foreign currency translation adjustments	29,486	66,140	48,962	77,678
Swap valuation	(769)	—	(1,174)	—
Pension adjustments	(1,194)	7,398	(1,585)	8,096
Comprehensive income, net of tax	77,179	133,198	144,283	207,517
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(662)	(1,945)	(1,155)	(7,160)
Comprehensive income attributable to AECOM, net of tax	$76,517	$131,253	$143,128	$200,357

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,080	$121,743
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	50,808	57,154
Equity in earnings of unconsolidated joint ventures	(25,860)	(19,427)
Distribution of earnings from unconsolidated joint ventures	10,063	14,001
Non-cash stock compensation	17,643	12,054
Excess tax benefit from share-based payment	(1,106)	(61,036)
Foreign currency translation	5,424	38,595
Other	(3,659)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	—	(89,688)
Accounts receivable	(178,454)	(22,078)
Prepaid expenses and other assets	13,573	(15,346)
Accounts payable	32,301	(49,115)
Accrued expenses and other current liabilities	(56,220)	(80,019)
Billings in excess of costs on uncompleted contracts	61,210	(11,328)
Other long-term liabilities	(18,805)	(54,386)
Income taxes payable	—	12,841
Net cash provided by (used in) operating activities	4,998	(146,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(13,768)	(303,138)
Net investment in unconsolidated joint ventures	(1,502)	(18,176)
Sales (purchases) of investments	6,078	(16,248)
Payments for capital expenditures	(32,205)	(32,107)
Other	2,525	2,434
Net cash used in investing activities	(38,872)	(367,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	776,048	959,704
Repayments of borrowings under credit agreements	(679,570)	(729,465)
Proceeds from loans on deferred compensation plan investments	—	59,324
Proceeds from issuance of common stock	6,806	8,085
Proceeds from exercise of stock options	3,656	5,190
Payments to repurchase common stock	(75,352)	(66,630)
Excess tax benefit from share-based payment	1,106	61,036
Net distributions to noncontrolling interests	(5)	(3,235)
Net cash provided by financing activities	32,689	294,009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,907	9,788
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,722	(209,473)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	456,940	612,857
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$465,662	$403,384

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$857	$68,454

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

The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

2.              New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. The Company adopted the guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance was adopted by the Company in its fiscal year beginning October 1, 2011. Since the Company carries no Level 3 assets or liabilities, the adoption of the separate disclosures related to Level 3 measurements did not have a material impact on its consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance was effective for the Company’s second quarter ending March 31, 2012 and did not have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

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

Accelerated Share Repurchase

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

The number of shares that ultimately were repurchased by the Company under the ASR agreement was based upon the volume-weighted average share price of the Company’s common stock during the term of the ASR agreement, less an agreed discount, subject to collar provisions which established a maximum and minimum price and other customary conditions under the ASR agreement. The ASR agreement was settled in full on March 7, 2012 and the total number of shares repurchased was 4.8 million at an average price of $20.97.

Rule 10b5-1 Repurchase Plan and Open Market Purchases

In connection with the Repurchase Program, the Company has entered into two Rule 10b5-1 repurchase plans. The timing, nature and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18.

As of March 31, 2012, the Company had repurchased approximately 3.3 million shares under both the Rule 10b5-1 plan and open market purchases, at an average price of $22.79, for a total cost of approximately $74.7 million. As of March 31, 2012, the Company was authorized to repurchase up to $25.3 million pursuant to this Repurchase Program. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

4.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one business acquisition, Capital Engineering Corporation (CEC), an environmental engineering firm in Taiwan, during the six months ended March 31, 2012. This business acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets and income.

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

The changes in the carrying value of goodwill by reporting segment for the six months ended March 31, 2012 and 2011 were as follows:

	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2012
			(in millions)
Reporting Unit
Professional Technical Services	$1,733.9	$(0.4)	$20.9	$11.0	$1,765.4
Management Support Services	352.4	7.5	—	—	359.9
Total	$2,086.3	$7.1	$20.9	$11.0	$2,125.3

	September 30, 2010	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2011
			(in millions)
Reporting Unit
Professional Technical Services	$1,355.0	$(1.4)	$21.4	$331.5	$1,706.5
Management Support Services	335.4	6.1	—	—	341.5
Total	$1,690.4	$4.7	$21.4	$331.5	$2,048.0

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2012 and September 30, 2011, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2012			September 30, 2011
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
			(in millions)				(years)
Backlog	$92.4	$(82.4)	$10.0	$91.5	$(79.8)	$11.7	1 – 5
Customer relationships	143.5	(46.7)	96.8	143.2	(39.3)	103.9	10
Trademark / tradename	7.7	(5.7)	2.0	7.4	(3.9)	3.5	2
Total	$243.6	$(134.8)	$108.8	$242.1	$(123.0)	$119.1

Amortization expense of acquired intangible assets included within cost of revenue was $11.8 million and $17.0 million for the six months ended March 31, 2012 and 2011, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2012 and for the succeeding years:

Fiscal Year	(in millions)
2012 (six months remaining)	$11.7
2013	18.4
2014	17.0
2015	15.6
2016	12.8
Thereafter	33.3
Total	$108.8

In addition to the above, amortization expense of acquired intangible assets included within equity in earnings of joint ventures was $0.5 million for the six months ended March 31, 2012.

5.               Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
	(in millions)
Billed	$1,345.5	$1,256.3
Unbilled	1,185.6	1,133.6
Contract retentions	140.7	110.5
Total accounts receivable—gross	2,671.8	2,500.4
Allowance for doubtful accounts	(117.6)	(120.2)
Total accounts receivable—net	$2,554.2	$2,380.2

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of March 31, 2012 and September 30, 2011 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of March 31, 2012 or September 30, 2011.

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

Effective October 1, 2010, the Company adopted guidance issued by the FASB on the consolidation of variable interest entities (VIEs). The consolidation standard requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors which provide a party the power to direct the activities that most significantly impact the joint venture’s economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and, to a certain extent, a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them according to the consolidation standard as either:

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

If it is determined that the Company has the power to direct the activities that most significantly impact the joint venture’s economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

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

Summary of financial information of the consolidated joint ventures is as follows:

	March 31, 2012 (Unaudited)	September 30, 2011
	(in millions)
Current assets	$240.3	$262.6
Non-current assets	0.1	0.1
Total assets	$240.4	$262.7

Current liabilities	$49.4	$69.4
Non-current liabilities	—	—
Total liabilities	49.4	69.4

Total AECOM equity	134.5	137.9
Noncontrolling interests	56.5	55.4
Total owners’ equity	191.0	193.3
Total liabilities and owners’ equity	$240.4	$262.7

Total revenue of the consolidated joint ventures was $213.6 million and $351.4 million for the six months ended March 31, 2012 and March 31, 2011, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures is as follows:

	March 31, 2012 (Unaudited)	September 30, 2011
	(in millions)
Current assets	$536.6	$510.7
Non-current assets	18.0	22.6
Total assets	$554.6	$533.3

Current liabilities	$364.9	$357.8
Non-current liabilities	8.9	9.6
Total liabilities	373.8	367.4

Joint ventures’ equity	180.8	165.9
Total liabilities and joint ventures’ equity	$554.6	$533.3

AECOM’s investment in joint ventures	$83.5	$71.1

Total revenue of the unconsolidated joint ventures was $996.5 million and $1,002.0 million for the six months ended March 31, 2012 and 2011, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Pass through joint ventures	$2.8	$2.3
Other joint ventures	23.1	17.1
Total	$25.9	$19.4

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended				Six Months Ended
	March 31, 2012		March 31, 2011		March 31, 2012		March 31, 2011
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.3	$—	$1.1	$—	$0.6	$—	$2.2
Interest cost on projected benefit obligation	2.0	6.4	2.1	6.7	3.9	12.8	4.1	13.3
Expected return on plan assets	(2.1)	(6.4)	(2.1)	(6.8)	(4.2)	(12.7)	(4.1)	(13.5)
Amortization of prior service costs	—	(0.1)	—	(0.2)	—	(0.1)	—	(0.2)
Amortization of net loss	0.7	0.6	0.7	0.9	1.5	1.1	1.3	1.6
Settlement or curtailment (gain)/loss recognized	—	—	—	(4.2)	—	0.5	—	(4.2)
Net periodic (benefit) cost	$0.6	$0.8	$0.7	$(2.5)	$1.2	$2.2	$1.3	$(0.8)

The total amounts of employer contributions paid for the six months ended March 31, 2012 were $10.2 million for U.S. plans and $8.6 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2012 are $3.2 million for U.S. plans and $7.9 million for non-U.S. plans. Included in other long-term liabilities are net pension liabilities of $151.7 million and $166.5 million as of March 31, 2012 and September 30, 2011, respectively.

8.              Debt

Debt consisted of the following:

	March 31, 2012	September 30, 2011
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	255.2	253.6
Unsecured revolving credit facility	204.0	101.4
Notes secured by real properties	24.6	25.2
Other debt	27.2	32.3
Total debt	1,261.0	1,162.5
Less: Current portion of debt and short-term borrowings	(88.7)	(17.8)
Long-term debt, less current portion	$1,172.3	$1,144.7

The following table presents, in millions, scheduled maturities of our debt:

Fiscal Year
2012 (six months remaining)	$12.2
2013	153.4
2014	152.2
2015	151.8
2016	505.9
Thereafter	285.5
Total	$1,261.0

Unsecured Term Credit Agreement

In September 2011, the Company entered into an Amended and Restated Credit Agreement (the “Term Credit Agreement”) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions, including Company and lender approval. The Company used approximately $600 million of the proceeds from the loans to repay indebtedness under its prior term loan facility, approximately

$147 million of the proceeds to pay down indebtedness under its revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 was the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%. For the six months ended March 31, 2012 and 2011, the average interest rate of the Company’s term loan facility was 2.1% and 2.9%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are made on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. The Company may optionally prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $80.2 million at March 31, 2012, which have an effective interest rate of 5.62%. The fair value of the Company’s unsecured senior notes was approximately $260.4 million at March 31, 2012 and $259.2 million at September 30, 2011. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated its unsecured revolving credit facility and increased its available borrowing capacity to $1.05 billion in order to support its working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At March 31, 2012 and September 30, 2011, $204.0 million and $101.4 million, respectively, were outstanding under the revolving credit facility. At March 31, 2012 and September 30, 2011, outstanding standby letters of credit totaled $38.8 million and $32.1 million, respectively, under the revolving credit facility. As of March 31, 2012, the Company had $807.2 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company’s acquisitions). As of March 31, 2012, the consolidated leverage ratio was 2.5, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ended June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of March 31, 2012, this amount was $2.4 billion, which exceeds the calculated threshold of $1.4 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At March 31, 2012 and September 30, 2011, the Company was in compliance with all such covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements with financial institutions to fix the variable interest rates on portions of the Company’s debt. In September 2011, the Company entered into two interest rate swap agreements to fix the interest rates on $250.0 million of its debt under the Term Credit Agreement. In December 2011, the Company entered into two additional interest rate swap agreements to fix the interest rate on an additional $350.0 million of its debt under the Term Credit Agreement. The Company applies cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the six months ended March 31, 2012, the amount recorded in other comprehensive income related to the decrease in fair value of the derivatives was $1.2 million, net of tax. During the next 12 months, the Company expects to reclassify into earnings net losses from accumulated other comprehensive loss of $1.4 million after tax at the time the underlying hedge transactions are realized. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The Company’s average effective interest rate on total borrowings, including the effects of the swaps, during the six months ended March 31, 2012 and 2011 was 3.1% and 3.2%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the unsecured revolving credit facility discussed above, at March 31, 2012, the Company had $275.7 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $189.9 million was utilized for outstanding standby letters of credit.

9.              Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and the Company considers assumptions that market participants would use when pricing the asset or liability. Interest rate swaps are valued based on the one-month and three-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The Company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the quarter ended March 31, 2012. It measures certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the six months ended March 31, 2012 and 2011, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	March 31, 2012	Quoted Prices in Active Markets for Similar Assets (Level 2)

Interest rate swaps (1)	$0.2	$0.2
Foreign currency forwards	2.0	2.0
Total assets	$2.2	$2.2

Interest rate swaps	$1.4	$1.4
Foreign currency forwards	0.2	0.2
Total liabilities	$1.6	$1.6

(1)      For additional information about the Company’s interest rate swaps, refer to Note 8 herein.

	September 30, 2011	Quoted Prices in Active Markets for Similar Assets (Level 2)

Foreign currency forwards	$0.8	$0.8
Total liabilities	$0.8	$0.8

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

As of March 31, 2012, the fair value of our two Canadian dollar (CAD) foreign currency forwards were recorded within prepaid expenses and other current assets, and our British Pound (GBP) foreign currency forward was recorded within other accrued expenses. At September 30, 2011, the fair value of the foreign currency forwards were recorded within other accrued expenses. The Company recognized in earnings a net gain of $2.7 million on the three foreign currency forwards during the six months ended March 31, 2012. The contract rates and the related contract maturity dates of the outstanding foreign currency forwards are as follows:

Total Notional Amount in millions		Contract Rate	Contract Maturity Date
CAD	60.0	1.04	September 2012
GBP	15.0	1.60	April 2012

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

The fair value of options granted during the three and six months ended March 31, 2011 were determined using the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
Dividend yield	—	—
Expected volatility	38.6%	38.6%
Risk-free interest rate	1.5%	1.5%
Term (in years)	4.5	4.5

For the six months ended March 31, 2012 and 2011, compensation expense recognized related to stock options as a result of the fair value method was $1.5 million and $2.3 million, respectively. Unrecognized compensation expense relating to stock options outstanding as of March 31, 2012 and September 30, 2011 was $2.3 million and $3.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the six months ended March 31 was as follows:

	2012		2011
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	2.9	$21.38	3.1	$19.09
Options granted	—	—	0.4	27.65
Options exercised	(0.3)	11.08	(0.4)	12.06
Options forfeited or expired	—	28.17	—	22.99
Outstanding at March 31	2.6	22.58	3.1	21.18

Vested and expected to vest in the future as of March 31	2.6	$22.54	3.0	$21.06

The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2011 was $9.43.

The Company grants stock units under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period. The Company recognized compensation expense relating to the PEP of $6.5 million and $3.7 million during the six months ended March 31, 2012 and 2011, respectively. Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $9.6 million and $6.0 million during the six months ended March 31, 2012 and 2011, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $38.2 million and $41.1 million as of March 31, 2012 and $16.3 million and $23.8 million as of September 30, 2011, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $1.1 million and $61.0 million for the six months ended March 31, 2012 and 2011, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

11.       Income Taxes

The effective tax rate was 27.0% and 24.6% for the six months ended March 31, 2012 and 2011, respectively. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the

Research and Experimentation Credits which had lapsed on December 31, 2009. As a result of the extension, the Company recognized a $3.0 million benefit net of uncertainties during the three months ended December 31, 2010 reflecting anticipated credits for the nine-months ended September 30, 2010.

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

12.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period. The Company includes as potential common stock equivalent shares the weighted average dilutive effects of outstanding share-based payment awards using the treasury stock method.

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(in millions)
Denominator for basic earnings per share	113.4	117.3	113.7	117.6
Potential common shares:
Stock options, other	0.9	1.0	0.7	1.1
Denominator for diluted earnings per share	114.3	118.3	114.4	118.7

For the six months ended March 31, 2012 and 2011, share-based payment awards excluded from the calculation of potential common shares were not significant. The Company excludes stock options from the computation of diluted EPS when the option’s price is greater than the average market price of the Company’s common shares. The Company also would exclude common stock equivalent shares from the computation in loss periods as their effect would be anti-dilutive.

13.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	September 30, 2011
	(in millions)
Accrued salaries and benefits	$357.1	$417.3
Accrued contract costs	322.9	320.2
Other accrued expenses	67.2	55.2
	$747.2	$792.7

Accrued contract costs above include balances related to professional liability accruals of $113.2 million and $118.4 million as of March 31, 2012 and September 30, 2011, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	March 31, 2012	September 30, 2011
	(in millions)
Pension liabilities (Note 7)	$151.7	$166.5
Reserve for uncertain tax positions (Note 11)	57.8	61.1
Other	204.9	207.4
	$414.4	$435.0

The components of accumulated other comprehensive loss are as follows:

	March 31, 2012	September 30, 2011
	(in millions)
Foreign currency translation adjustment	$(2.2)	$(51.1)
Swap valuation	(1.2)	—
Defined benefit minimum pension liability adjustment, net of tax	(138.0)	(136.5)
	$(141.4)	$(187.6)

14.       Commitments and Contingencies

The Company records in its financial statements amounts representing its probable estimated liabilities relating to claims, guarantees, litigation, audits and investigations. The Company relies in part on qualified actuaries to assist it in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations.

The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At March 31, 2012, the Company was contingently liable in the amount of approximately $228.7 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

Global Linguists Solutions Joint Venture

On October 5, 2011 and February 8, 2012, the DCAA issued DCAA Forms 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies, Inc., acquired by the Company in August 2010, is an owner. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of the DCAA Forms 1, the U.S. Government has withheld approximately $19 million from payments on current year billings pending final resolution.

GLS is performing a review of the issues raised in the Forms 1 in order to respond fully to the questioned costs. Based on a review, GLS believes that the costs met the applicable contract requirements. However, if the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful, the decision could have a material adverse effect on the Company’s results of operations.

Additionally, on April 20, 2012, GLS received a subpoena from the Inspector General of the U.S. Department of Defense requesting documentation related to this contract with the United States Army.  GLS plans to respond fully to the request.

AECOM Australia

In 2006, the Company’s main Australian subsidiary (AECOM Australia) performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed a special purpose vehicle (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and another approximately $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

Counsel purporting to represent a portion of the IPO investors has threatened to take legal action against AECOM Australia. Separately, AECOM Australia has received a letter from counsel to the receivers for the SPVs, stating that the receivers may attempt to recover damages claimed to be in excess of $1.4 billion Australian dollars that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast.

As of this date, no actions have been filed. If any actions are brought, AECOM Australia intends to vigorously defend any claims brought against it.

Hawaii Project

The U.S. Attorney’s Office (USAO) informed the Company that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services a subsidiary of the Company provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii.  The Company has cooperated fully with the investigation and, as of this date, no actions have been filed.  The Company believes that the investigation will show that there has been no criminal wrongdoing on the part of the Company or any of its subsidiaries and, if any actions are brought, the Company intends to vigorously defend against such actions.

The services performed by the subsidiary included the preparation of a pollution control plan, which the operator used to obtain permits necessary for the operation of the landfill.  The USAO is investigating whether flooding at the landfill that resulted in the discharge of waste materials and storm water into the Pacific Ocean in December 2010 and January 2011 was due in part to reliance on information contained in the plan prepared by our subsidiary.

Libyan Project

Due to the civil unrest in Libya, in February 2011, the Company ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. The Company cannot currently determine when or if it will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of March 31, 2012 and September 30, 2011, $25.2 million and $28.5 million, respectively, of liabilities related to this project are included in the accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

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

Management internally analyzes the results of its operations using several non-GAAP measures. A significant portion of the Company’s revenues relate to services provided by subcontractors and other non-employees that it categorizes as other direct costs. Other direct costs are segregated from cost of revenues resulting in revenue, net of other direct costs, which is a measure of work performed by Company employees. The Company has included information on revenue, net of other direct costs, as it believes that it is useful to view its revenue exclusive of costs associated with external service providers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended March 31, 2012:
Revenue	$1,801.1	$209.8	$—	$2,010.9
Revenue, net of other direct costs(1)	1,163.1	126.4	—	1,289.5
Gross profit	86.4	(10.2)	—	76.2
Equity in earnings of joint ventures	4.6	12.3	—	16.9
General and administrative expenses	—	—	19.9	19.9
Operating income	91.0	2.1	(19.9)	73.2

Gross profit as a % of revenue	4.8%	(4.9)%	—	3.8%
Gross profit as a % of revenue, net of other direct costs(1)	7.4%	(8.1)%	—	5.9%

Three Months Ended March 31, 2011:
Revenue	$1,645.6	$290.8	$—	$1,936.4
Revenue, net of other direct costs(1)	1,144.8	148.6	—	1,293.4
Gross profit	87.8	12.0	—	99.8
Equity in earnings of joint ventures	4.0	7.3	—	11.3
General and administrative expenses	—	—	23.7	23.7
Operating income	91.8	19.3	(23.7)	87.4

Gross profit as a % of revenue	5.3%	4.1%	—	5.2%
Gross profit as a % of revenue, net of other direct costs(1)	7.7%	8.1%	—	7.7%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Six Months Ended March 31, 2012:
Revenue	$3,608.5	$431.6	$—	$4,040.1
Revenue, net of other direct costs(1)	2,264.0	256.3	—	2,520.3
Gross profit	171.2	(4.7)	—	166.5
Equity in earnings of joint ventures	7.0	18.9	—	25.9
General and administrative expenses	—	—	42.5	42.5
Operating income	178.2	14.2	(42.5)	149.9

Gross profit as a % of revenue	4.7%	(1.1)%	—	4.1%
Gross profit as a % of revenue, net of other direct costs(1)	7.6%	(1.8)%	—	6.6%

Six Months Ended March 31, 2011:
Revenue	$3,221.4	$651.2	$—	$3,872.6
Revenue, net of other direct costs(1)	2,229.6	277.6	—	2,507.2
Gross profit	177.3	27.8	—	205.1
Equity in earnings of joint ventures	6.1	13.3	—	19.4
General and administrative expenses	—	—	46.9	46.9
Operating income	183.4	41.1	(46.9)	177.6

Gross profit as a % of revenue	5.5%	4.3%	—	5.3%
Gross profit as a % of revenue, net of other direct costs(1)	8.0%	10.0%	—	8.2%

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

Overview

We are a leading provider of professional technical and management support services for public and private sector clients in more than 130 countries around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 46,000 employees.

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

Update

As discussed in prior reports, due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. For further information regarding this matter, see the discussion in Note 14 in the notes to our consolidated financial statements and below in this Management’s Discussion and Analysis section.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Other Financial Data:
Revenue	$2,010.9	$1,936.4	$4,040.1	$3,872.6
Other direct costs (1)	721.4	643.0	1,519.8	1,365.4
Revenue, net of other direct costs (1)	1,289.5	1,293.4	2,520.3	2,507.2
Cost of revenue, net of other direct costs (1)	1,213.3	1,193.6	2,353.8	2,302.1
Gross profit	76.2	99.8	166.5	205.1
Equity in earnings of joint ventures	16.9	11.3	25.9	19.4
General and administrative expenses	19.9	23.7	42.5	46.9
Income from operations	$73.2	$87.4	$149.9	$177.6

Reconciliation of Cost of Revenue:
Other direct costs	$721.4	$643.0	$1,519.8	$1,365.4
Cost of revenue, net of other direct costs	1,213.3	1,193.6	2,353.8	2,302.1
Cost of revenue	$1,934.7	$1,836.6	$3,873.6	$3,667.5

(1) Non-GAAP measure.

Results of Operations

Three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenue	$2,010.9	$1,936.4	$74.5	3.8%	$4,040.1	$3,872.6	$167.5	4.3%
Other direct costs	721.4	643.0	78.4	12.2	1,519.8	1,365.4	154.4	11.3
Revenue, net of other direct costs	1,289.5	1,293.4	(3.9)	(0.3)	2,520.3	2,507.2	13.1	0.5
Cost of revenue, net of other direct costs	1,213.3	1,193.6	19.7	1.7	2,353.8	2,302.1	51.7	2.2
Gross profit	76.2	99.8	(23.6)	(23.6)	166.5	205.1	(38.6)	(18.8)
Equity in earnings of joint ventures	16.9	11.3	5.6	49.6	25.9	19.4	6.5	33.5
General and administrative expenses	19.9	23.7	(3.8)	(16.0)	42.5	46.9	(4.4)	(9.4)
Income from operations	73.2	87.4	(14.2)	(16.2)	149.9	177.6	(27.7)	(15.6)
Other income	4.4	1.5	2.9	*	6.3	3.8	2.5	65.8
Interest expense, net	(11.2)	(10.0)	(1.2)	12.0	(21.8)	(19.9)	(1.9)	9.5
Income before income tax expense	66.4	78.9	(12.5)	(15.8)	134.4	161.5	(27.1)	(16.8)
Income tax expense	16.7	19.3	(2.6)	(13.5)	36.3	39.8	(3.5)	(8.8)
Net income	49.7	59.6	(9.9)	(16.6)	98.1	121.7	(23.6)	(19.4)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.7)	(1.9)	1.2	(63.2)	(1.2)	(7.1)	5.9	(83.1)
Net income attributable to AECOM	$49.0	$57.7	$(8.7)	(15.1)%	$96.9	$114.6	$(17.7)	(15.4)%

* Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	94.1	92.3	93.4	91.8
Gross margin	5.9	7.7	6.6	8.2
Equity in earnings of joint ventures	1.3	0.9	1.0	0.8
General and administrative expense	1.5	1.8	1.7	1.9
Income from operations	5.7	6.8	5.9	7.1
Other income	0.3	0.1	0.2	0.1
Interest expense, net	(0.9)	(0.8)	(0.8)	(0.8)
Income before income tax expense	5.1	6.1	5.3	6.4
Income tax expense	1.2	1.5	1.4	1.5
Net income	3.9	4.6	3.9	4.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	(0.1)	(0.1)	(0.3)
Net income attributable to AECOM	3.8%	4.5%	3.8%	4.6%

Revenue

Our revenue for the three months ended March 31, 2012 increased $74.5 million, or 3.8%, to $2,010.9 million as compared to $1,936.4 million for the corresponding period last year. Revenue provided by acquired companies was $8.1 million for the three months ended March 31, 2012. Excluding the revenue provided by acquired companies, revenue increased $66.4 million, or 3.4%, from the three months ended March 31, 2011.

Our revenue for the six months ended March 31, 2012 increased $167.5 million, or 4.3%, to $4,040.1 million as compared to $3,872.6 million for the corresponding period last year. Revenue provided by acquired companies was $21.4 million for the six months ended March 31, 2012. Excluding the revenue provided by acquired companies, revenue increased $146.1 million, or 3.8%, from the six months ended March 31, 2011.

The increase in revenue, excluding acquired companies, for the three months ended March 31, 2012, was primarily attributable to increased demand for our construction management services in the Americas of approximately $90 million, engineering and program management services on infrastructure projects in Australia of approximately $55 million, partially offset by a reduction in services in our MSS segment noted below of $81 million.

The increase in revenue, excluding acquired companies, for the six months ended March 31, 2012 was primarily attributable to increased demand for our construction management services in the Americas of approximately $260 million, engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $45 million, respectively, partially offset by a reduction in services in our MSS segment noted below of approximately $220 million and a reduction in services provided in Libya of approximately $30 million.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended March 31, 2012 decreased $3.9 million, or 0.3%, to $1,289.5 million as compared to $1,293.4 million for the corresponding period last year. Revenue, net of other direct costs, of $6.4 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $10.3 million, or 0.8%, over the three months ended March 31, 2011.

Our revenue, net of other direct costs, for the six months ended March 31, 2012 increased $13.1 million, or 0.5%, to $2,520.3 million as compared to $2,507.2 million for the corresponding period last year. Of this increase, $18.6 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $5.5 million, or 0.2%, over the six months ended March 31, 2011.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended March 31, 2012 was primarily due to decreased engineering and program management services in the United States of approximately $30 million and a $22 million reduction in our MSS segment noted below, partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $25 million and $20 million, respectively .

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the six months ended March 31, 2012 was primarily due to decreased engineering and program management services in the United States of approximately $40 million, a $21 million reduction in our MSS segment noted below, and decreased activity in Libya of approximately $20 million, partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $40 million and $40 million, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2012 decreased $23.6 million, or 23.6%, to $76.2 million as compared to $99.8 million for the corresponding period last year. Gross profit provided by acquired companies was $0.9 million. Excluding gross profit provided by acquired companies, gross profit decreased $24.5 million, or 24.5%, from the three months ended March 31, 2011. For the three months ended March 31, 2012, gross profit, as a percentage of revenue, net of other direct costs, decreased to 5.9% from 7.7% in the three months ended March 31, 2011.

Our gross profit for the six months ended March 31, 2012 decreased $38.6 million, or 18.8%, to $166.5 million as compared to $205.1 million for the corresponding period last year. Gross profit provided by acquired companies was $3.0 million. Excluding gross profit provided by acquired companies, gross profit decreased $41.6 million, or 20.3%, from the six months ended March 31, 2011. For the six months ended March 31, 2012, gross profit, as a percentage of revenue, net of other direct costs, decreased to 6.6% from 8.2% in the six months ended March 31, 2011.

The decreases in gross profit and gross profit, as a percentage of revenue, net of other direct costs for the three and six months ended March 31, 2012 as compared to the corresponding period in the prior year was primarily attributable to a reduction in gross profit in our MSS segment noted below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2012 increased $5.6 million, or 49.6%, to $16.9 million as compared to $11.3 million in the corresponding period last year. Acquired companies did not provide equity in earnings of joint ventures.

Our equity in earnings of joint ventures for the six months ended March 31, 2012 increased $6.5 million, or 33.5%, to $25.9 million as compared to $19.4 million in the corresponding period last year. Acquired companies did not provide equity in earnings of joint ventures.

The increases were primarily due to increased activity in joint ventures on projects for the U.S. Army and the Department of Energy.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2012 decreased $3.8 million, or 16.0%, to $19.9 million as compared to $23.7 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 1.8% in the three months ended March 31, 2011 to 1.5% in the three months ended March 31, 2012.

Our general and administrative expenses for the six months ended March 31, 2012 decreased $4.4 million, or 9.4%, to $42.5 million as compared to $46.9 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 1.9% in the six months ended March 31, 2011 to 1.7% in the six months ended March 31, 2012.

Other Income

Our other income for the three months ended March 31, 2012 was $4.4 million as compared to other income of $1.5 million for the three months ended March 31, 2011.

Our other income for the six months ended March 31, 2012 was $6.3 million as compared to other income of $3.8 million for the six months ended March 31, 2011.

The increases in other income were primarily due to investment earnings.

Interest Expense, Net

Our net interest expense for the three months ended March 31, 2012 was $11.2 million as compared to $10.0 million of net interest expense for the three months ended March 31, 2011.

Our net interest expense for the six months ended March 31, 2012 was $21.8 million as compared to $19.9 million of net interest expense for the six months ended March 31, 2011.

The increase in interest expense primarily relates to increased borrowings associated with the funding of acquisitions.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2012 decreased $2.6 million, or 13.5%, to $16.7 million as compared to $19.3 million for the three months ended March 31, 2011. The effective tax rate was 25.2% and 24.4% for the three months ended March 31, 2012 and 2011, respectively.

Our income tax expense for the six months ended March 31, 2012 decreased $3.5 million, or 8.8%, to $36.3 million as compared to $39.8 million for the six months ended March 31, 2011. The effective tax rate was 27.0% and 24.6% for the six months ended March 31, 2012 and 2011, respectively.

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

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $49.0 million and $96.9 million for the three and six months ended March 31, 2012, respectively, as compared to net income attributable to AECOM of $57.7 million and $114.6 million for the three and six months ended March 31, 2011, respectively.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenue	$1,801.1	$1,645.6	$155.5	9.4%	$3,608.5	$3,221.4	$387.1	12.0%
Other direct costs	638.0	500.8	137.2	27.4	1,344.5	991.8	352.7	35.6
Revenue, net of other direct costs	1,163.1	1,144.8	18.3	1.6	2,264.0	2,229.6	34.4	1.5
Cost of revenue, net of other direct costs	1,076.7	1,057.0	19.7	1.9	2,092.8	2,052.3	40.5	2.0
Gross profit	$86.4	$87.8	$(1.4)	(1.6)%	$171.2	$177.3	$(6.1)	(3.4)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	92.6	92.3	92.4	92.0
Gross profit	7.4%	7.7%	7.6%	8.0%

Revenue

Revenue for our PTS segment for the three months ended March 31, 2012 increased $155.5 million, or 9.4%, to $1,801.1 million as compared to $1,645.6 million for the corresponding period last year. Revenue provided by acquired companies was $8.1 million. Excluding revenue provided by acquired companies, revenue increased $147.4 million, or 9.0%, over the three months ended March 31, 2011.

Revenue for our PTS segment for the six months ended March 31, 2012 increased $387.1 million, or 12.0%, to $3,608.5 million as compared to $3,221.4 million for the corresponding period last year. Revenue provided by acquired companies was $21.4 million. Excluding revenue provided by acquired companies, revenue increased $365.7 million, or 11.4%, over the six months ended March 31, 2011.

The increase in revenue, excluding acquired companies, for the three months ended March 31, 2012 was primarily attributable to increased demand for our construction management services in the Americas of approximately $90 million and engineering and program management services on infrastructure projects in Australia of approximately $55 million.

The increase in revenue, excluding acquired companies, for the six months ended March 31, 2012 was primarily attributable to increased demand for our construction management services in the Americas of approximately $260 million, engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $45 million, respectively, partially offset by a reduction in program management services for the Libyan Housing and Infrastructure Board of $30 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended March 31, 2012 increased $18.3 million, or 1.6%, to $1,163.1 million as compared to $1,144.8 million for the corresponding period last year. Of this increase, $6.4 million, or 35.0%, was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $11.9 million, or 1.0%, over the three months ended March 31, 2011.

Revenue, net of other direct costs, for our PTS segment for the six months ended March 31, 2012 increased $34.4 million, or 1.5%, to $2,264.0 million as compared to $2,229.6 million for the corresponding period last year. Of this increase, $18.6 million, or 54.1%, was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $15.8 million, or 0.7%, over the six months ended March 31, 2011.

The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended March 31, 2012 was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $25 million and $20 million, respectively, partially offset by decreased engineering and program management services in the United States of approximately $30 million. Revenue, net of other direct costs, excluding the effects of acquired companies, was relatively consistent with the prior period primarily due to the increase in subcontractor costs from our construction management services.

The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the six months ended March 31, 2012 was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $40 million and $40 million, respectively, partially offset by decreased engineering and program management services in the United States of $40 million and decreased activity in Libya of approximately $20 million. Revenue, net of other direct costs, excluding the effects of acquired companies, was relatively consistent with the prior period primarily due to the increase in subcontractor costs from our construction management services.

Gross Profit

Gross profit for our PTS segment for the three months ended March 31, 2012 decreased $1.4 million, or 1.6%, to $86.4 million as compared to $87.8 million for the corresponding period last year. Gross profit provided by acquired companies was $0.9 million. Excluding gross profit provided by acquired companies, gross profit decreased $2.3 million, or 2.6%, from the three months ended March 31, 2011. As a percentage of revenue, net of other direct costs, gross profit decreased to 7.4% of revenue, net of other direct costs, for the three months ended March 31, 2012 from 7.7% in the corresponding period last year.

Gross profit for our PTS segment for the six months ended March 31, 2012 decreased $6.1 million, or 3.4%, to $171.2 million as compared to $177.3 million for the corresponding period last year. Gross profit provided by acquired companies was $3.0 million. Excluding gross profit provided by acquired companies, gross profit decreased $9.1 million, or 5.1%, from the six months ended March 31, 2011. As a percentage of revenue, net of other direct costs, gross profit decreased to 7.6% of revenue, net of other direct costs, for the six months ended March 31, 2012 from 8.0% in the corresponding period last year.

The decrease in gross profit for the six months ended March 31, 2012 was primarily due to reduced profitability on engineering and program management services in the United States.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenue	$209.8	$290.8	$(81.0)	(27.9)%	$431.6	$651.2	$(219.6)	(33.7)%
Other direct costs	83.4	142.2	(58.8)	(41.4)	175.3	373.6	(198.3)	(53.1)
Revenue, net of other direct costs	126.4	148.6	(22.2)	(14.9)	256.3	277.6	(21.3)	(7.7)
Cost of revenue, net of other direct costs	136.6	136.6	—	0.0	261.0	249.8	11.2	4.5
Gross profit (loss)	$(10.2)	$12.0	$(22.2)	(185.0)%	$(4.7)	$27.8	$(32.5)	(116.9)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	108.1	91.9	101.8	90.0
Gross profit (loss)	(8.1)%	8.1%	(1.8)%	10.0%

Revenue

Revenue for our MSS segment for the three months ended March 31, 2012 decreased $81.0 million, or 27.9%, to $209.8 million as compared to $290.8 million for the corresponding period last year. No revenue was provided by acquired companies.

Revenue for our MSS segment for the six months ended March 31, 2012 decreased $219.6 million, or 33.7%, to $431.6 million as compared to $651.2 million for the corresponding period last year. No revenue was provided by acquired companies.

The decreases in revenue for the three and six months ended March 31, 2012 were primarily attributable to reduced U.S. government activities in the Middle East related to the completion in February 2011 of our combat support project, and the drawdown of U.S. forces in Iraq, which resulted in approximately $90 million and $250 million reductions in revenue for the three and six month periods, respectively.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended March 31, 2012 decreased $22.2 million, or 14.9%, to $126.4 million as compared to $148.6 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

Revenue, net of other direct costs, for our MSS segment for the six months ended March 31, 2012 decreased $21.3 million, or 7.7%, to $256.3 million as compared to $277.6 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

The decreases in revenue, net of other direct costs, for the three and six months ended March 31, 2012, were primarily due to the factors discussed in Gross Profit (Loss) below.

Gross Profit (Loss)

Gross profit (loss) for our MSS segment for the three months ended March 31, 2012 decreased to $(10.2) million as compared to $12.0 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit (loss) decreased to (8.1)% of revenue, net of other direct costs, for the three months ended March 31, 2012 from 8.1% in the corresponding period last year. No gross profit was provided by acquired companies.

Gross profit (loss) for our MSS segment for the six months ended March 31, 2012 decreased to $(4.7) million as compared to $27.8 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit (loss) decreased to (1.8)% of revenue, net of other direct costs, for the six months ended March 31, 2012 from 10.0% in the corresponding period last year. No gross profit was provided by acquired companies.

The decreases in gross profit (loss) and gross profit (loss), as a percentage of revenue, net of other direct costs, for the three and six months ended March 31, 2012 were primarily due to reduced revenue from projects with the U.S. government in the Middle East as noted in Revenue above and decreased project performance on several projects.

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

At March 31, 2012, cash and cash equivalents were $465.7 million, an increase of $8.8 million, or 1.9%, from $456.9 million at September 30, 2011. Cash and cash equivalents remained relatively flat primarily because the net proceeds from borrowings were offset by payments for capital expenditures and payments to repurchase common stock.

Net cash provided by operating activities was $5.0 million for the six months ended March 31, 2012, compared to net cash used in operating activities of $146.0 million for the six months ended March 31, 2012. The change was primarily attributable to the payments made in December 2010 for the $89.7 million settlement of our U.S. deferred compensation plan liability and a decrease of $59.9 million in excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution in December 2010. The change was also due to the timing of receipts and payments of operating assets and liabilities, which include accounts receivable, accounts payable, and billings in excess of costs on uncompleted contracts.

Net cash used in investing activities was $38.9 million for the six months ended March 31, 2012, compared with $367.2 million for the six months ended March 31, 2012. This decrease was primarily due to a $289.4 million decrease in payments for business acquisitions.

Net cash provided by financing activities was $32.7 million for the six months ended March 31, 2012, compared with $294.0 million for the six months ended March 31, 2012, a decrease of $261.3 million. The decrease in cash provided by financing activities was primarily attributable to a $133.8 million decrease in net borrowings under credit agreements, primarily due to reduced business combinations, a decrease of $59.9 million in excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution in December 2010 and $59.3 million in proceeds from loans on this deferred compensation plan’s investments in the prior period.

Working Capital

Working capital, or current assets less current liabilities, increased $55.6 million, or 4.7%, to $1,231.2 million at March 31, 2012 from $1,175.6 million at September 30, 2011. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $111.5 million, or 5.4%, to $2,166.8 million at March 31, 2012.

Accounts receivable increased 7.3%, or $174.0 million, to $2,554.2 million at March 31, 2012 from $2,380.2 million at September 30, 2011.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, excluding the effects of recent acquisitions, at March 31, 2012, was 98 days compared to the 88 days at September 30, 2011.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables as of March 31, 2012 and September 30, 2011 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of March 31, 2012 and September 30, 2011. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	March 31, 2012	September 30, 2011
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	255.2	253.6
Unsecured revolving credit facility	204.0	101.4
Notes secured by real properties	24.6	25.2
Other debt	27.2	32.3
Total debt	1,261.0	1,162.5
Less: Current portion of debt and short-term borrowings	(88.7)	(17.8)
Long-term debt, less current portion	$1,172.3	$1,144.7

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2012:

Fiscal Year
2012 (six months remaining)	$12.2
2013	153.4
2014	152.2
2015	151.8
2016	505.9
Thereafter	285.5
Total	$1,261.0

Unsecured Term Credit Agreement

In September 2011, we entered into an Amended and Restated Credit Agreement (the “Term Credit Agreement”) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions, including Company and lender approval. We used approximately $600 million of the proceeds from the loans to repay indebtedness under our prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under our revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 was the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%. For the six months ended March 31, 2012 and 2011, the average interest rate of our term loan facility was 2.1% and 2.9%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are made on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. We may optionally prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $80.2 million at March 31, 2012, which have an effective interest rate of 5.62%. The fair value of our unsecured senior notes was approximately $260.4 million at March 31, 2012 and $259.2 million at September 30, 2011. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, we entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated our unsecured revolving credit facility and increased our available borrowing capacity to $1.05 billion in order to support our working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may also, at our option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At March 31, 2012 and September 30, 2011, $204.0 million and $101.4 million, respectively, were outstanding under our revolving credit facility. At March 31, 2012 and September 30, 2011, outstanding standby letters of credit totaled $38.8 million and $32.1 million, respectively, under our revolving credit facility. As of March 31, 2012, we had $807.2 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of March 31, 2012, our consolidated leverage ratio was 2.5, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of March 31, 2012, this amount was $2.4 billion, which exceeds the calculated threshold of $1.4 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At March 31, 2012 and September 30, 2011, we were in compliance with all such covenants.

Interest Rate Swaps

We use interest rate swap agreements with financial institutions to fix the variable interest rates on portions of our debt. In September 2011, we entered into two interest rate swap agreements to fix the interest rates on $250.0 million of our debt under the Term Credit Agreement. In December 2011, we entered into two additional interest rate swap agreements to fix the interest rate on an additional $350.0 million of our debt under the Term Credit Agreement. We apply cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the six months ended March 31, 2012, the amount recorded in other comprehensive income related to the decrease in fair value of the derivatives was $1.2 million. During the next 12 months, we expect to reclassify into earnings net losses from accumulated other comprehensive loss of $1.4 million after tax at the time the underlying hedge transactions are realized. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

Our average effective interest rate on borrowings, including the effects of the swaps, during the six months ended March 31, 2012 and 2011 was 3.1% and 3.2%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the revolving credit facility discussed above, at March 31, 2012, we had $275.7 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $189.9 million was utilized for outstanding standby letters of credit.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2012, there was approximately $228.7 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the six months ended March 31, 2012 were $10.2 million for U.S. plans and $8.6 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

Global Linguists Solutions Joint Venture

On October 5, 2011 and February 8, 2012, the DCAA issued DCAA Forms 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies Inc., which we acquired in August 2010, is an owner. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of the DCAA Forms 1, the U.S. Government has withheld approximately $19 million from payments on current year billings pending final resolution.

GLS is performing a review of the issues raised in the Forms 1 in order to respond fully to the questioned costs. Based on a review, GLS believes that the costs met the applicable contract requirements. However, if the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful, the decision could have a material adverse effect on our results of operations.

Additionally, on April 20, 2012, GLS received a subpoena from the Inspector General of the U.S. Department of Defense requesting documentation related to this contract with the United States Army.   GLS plans to respond fully to the request.

AECOM Australia

In 2006, our main Australian subsidiary (AECOM Australia) performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed a special purpose vehicle (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and another approximately $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

Counsel purporting to represent a portion of the IPO investors has threatened to take legal action against AECOM Australia. Separately, AECOM Australia has received a letter from counsel to the receivers for the SPVs, stating that the receivers may attempt to recover damages claimed to be in excess of $1.4 billion Australian dollars that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast.

As of this date, no actions have been filed. If any actions are brought, AECOM Australia intends to vigorously defend any claims brought against it.

Hawaii Project

The U.S. Attorney’s Office (USAO) informed the Company that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services a subsidiary of the Company provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii.  The Company has cooperated fully with the investigation and, as of this date, no actions have been filed.  The Company believes that the investigation will show that there has been no criminal wrongdoing on the part of the Company or any of its subsidiaries and, if any actions are brought, the Company intends to vigorously defend against such actions.

The services performed by the subsidiary included the preparation of a pollution control plan, which the operator used to obtain permits necessary for the operation of the landfill.  The USAO is investigating whether flooding at the landfill that resulted in the discharge of waste materials and storm water into the Pacific Ocean in December 2010 and January 2011 was due in part to reliance on information contained in the plan prepared by our subsidiary.

Libyan Project

Due to the civil unrest in Libya, in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of March 31, 2012 and September 30, 2011, $25.2 million and $28.5 million, respectively, of liabilities related to this project are included in the accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

New Accounting Pronouncements and Changes in Accounting

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. We adopted this guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance was adopted by us in our fiscal year beginning October 1, 2011. Since the Company carries no Level 3 assets or liabilities, the adoption of the separate disclosures related to Level 3 measurements did not have a material impact on our consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance was effective for us in our second quarter ending March 31, 2012 and did not have a material impact on our consolidated financial statements.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2012 and September 30, 2011, we had $954.0 million and $851.4 million outstanding borrowings, respectively, under our credit facility and certain other variable interest rate debt obligations. Interest on amounts borrowed under the credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 1% to 2.5%. For the six months ended March 31, 2012, our weighted average floating rate borrowings were $948.8 million. If short term floating interest rates had increased or decreased by 1%, our interest expense for the period would have increased or decreased by $2.6 million. As discussed above, $600.0 million of our variable interest rate debt is fixed through our interest rate swaps. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2012 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business, none of which, in the opinion of our management, based upon current information and discussions with counsel, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 14, “Commitments and Contingencies,” of this report for a discussion of certain matters to which we are a party. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its “SAFETEA-LU” infrastructure funding program and predecessor programs. Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research. A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it. This raises concerns about the future funding structure for federal highway programs, including the Highway Trust Fund. We currently anticipate that SAFETEA-LU, which is set to expire in June 2012, will be extended by continuing resolutions of Congress as it has been prior to all previous scheduled expirations. If SAFETEA-LU is not extended, it could have a material adverse effect on our financial condition and results of operations.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Economic conditions in the U.S. and a number of other countries and regions, including the United Kingdom, are weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets. Also, the global demand for commodities has increased raw material costs, which will cause our clients’ projects to increase in overall cost and may result in the more rapid depletion of the funds that are available to our clients to spend on projects.

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

During fiscal 2011, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 40% of our total revenue. There are risks inherent in doing business internationally, including:

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

Last year, civil unrest, which initially began in Tunisia and Egypt, spread to other areas in the Middle East and beyond. Due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs. If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Taiwan and Philippines. At March 31, 2012, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $151.7 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At March 31, 2012, our contracted backlog was approximately $8.4 billion and our awarded backlog was approximately $7.6 billion for a total backlog of $16.0 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach. Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.2 billion as of March 31, 2012. We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business and other factors.

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

All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a calculated threshold. As of March 31, 2012, our consolidated leverage ratio was 2.5, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of March 31, 2012, our net worth was $2.4 billion, which exceeds the calculated threshold of $1.4 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Share Repurchase Program

In August 2011, the Company’s Board of Directors authorized a stock repurchase program (the Repurchase Program), pursuant to which the Company may purchase up to $200 million of its common stock. Share repurchases under this program may be effected through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a

Rule 10b5-1 plan. The timing, nature and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

A summary of the repurchase activity for the three months ended March 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1 – 31, 2012	0.1	$20.89	0.1	$91.3
February 1 – 29, 2012	1.1	23.51	1.1	65.3
March 1 – 31, 2012	1.7	22.97	1.7	25.3
Total	2.9	23.13	2.9	25.3

Item 5.  Other Information

On May 4, 2012, the Company entered into a one-year renewal of the existing consulting agreement (the “Agreement”) with Richard G. Newman, Chairman Emeritus of the Board of Directors of the Company. The term of the renewal commenced effective as of April 1, 2012. Pursuant to the terms of the Agreement, Mr. Newman will continue to work with the Company on a number of projects in a consulting capacity, including mergers and acquisitions.

The description set forth above is qualified in its entirety by the Agreement, a copy of which is filed as an exhibit to this report and is incorporated by reference herein.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
10.1

Amended Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2012)

10.2

Amended Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2012)

10.3	Consulting Agreement, dated as of May 4, 2012, between Richard G. Newman and AECOM Technology Corporation

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

AECOM TECHNOLOGY CORPORATION

Date: May 4, 2012	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Executive Vice President and Chief Financial Officer