Form 10-Q
period 2012-06-30
AECOM TECHNOLOGY CORP
filed 2012-08-08
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 113,076,900 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286,263	$349,868
Cash in consolidated joint ventures	112,131	107,072
Total cash and cash equivalents	398,394	456,940
Accounts receivable—net	2,483,269	2,380,181
Prepaid expenses and other current assets	145,157	100,575
Income taxes receivable	12,975	45,239
Deferred tax assets—net	7,131	7,131
TOTAL CURRENT ASSETS	3,046,926	2,990,066
PROPERTY AND EQUIPMENT—NET	326,045	323,826
DEFERRED TAX ASSETS—NET	74,507	82,966
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	84,237	71,124
GOODWILL	2,109,741	2,086,330
INTANGIBLE ASSETS—NET	101,933	119,140
OTHER NON-CURRENT ASSETS	120,251	115,876
TOTAL ASSETS	$5,863,640	$5,789,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,913	$6,570
Accounts payable	738,803	679,111
Accrued expenses and other current liabilities	783,130	792,690
Billings in excess of costs on uncompleted contracts	363,573	324,899
Current portion of long-term debt	116,732	11,176
TOTAL CURRENT LIABILITIES	2,005,151	1,814,446
OTHER LONG-TERM LIABILITIES	396,057	435,022
LONG-TERM DEBT	950,622	1,144,723
TOTAL LIABILITIES	3,351,830	3,394,191

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2012 and September 30, 2011; issued and outstanding, 109,928,128 and 113,248,337 as of June 30, 2012 and September 30, 2011, respectively	1,099	1,132
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 3 shares as of June 30, 2012 and September 30, 2011; no par value, $1.00 liquidation preference value	—	—
Additional paid-in capital	1,731,503	1,699,207
Accumulated other comprehensive loss	(170,163)	(187,574)
Retained earnings	893,311	826,946
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,455,750	2,339,711
Noncontrolling interests	56,060	55,426
TOTAL STOCKHOLDERS’ EQUITY	2,511,810	2,395,137
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,863,640	$5,789,328

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$2,095,138	$2,046,725	$6,135,269	$5,919,329

Cost of revenue	1,983,900	1,925,486	5,857,568	5,593,020
Gross profit	111,238	121,239	277,701	326,309

Equity in earnings of joint ventures	12,281	12,248	38,141	31,675
General and administrative expenses	(20,682)	(23,560)	(63,150)	(70,430)
Income from operations	102,837	109,927	252,692	287,554

Other income (expense)	1,043	(1,585)	7,433	2,159
Interest expense, net	(12,702)	(10,452)	(34,520)	(30,338)
Income before income tax expense	91,178	97,890	225,605	259,375

Income tax expense	21,323	23,959	57,670	63,701
Net income	69,855	73,931	167,935	195,674
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(442)	(97)	(1,597)	(7,257)
Net income attributable to AECOM	$69,413	$73,834	$166,338	$188,417

Net income allocation:
Preferred stock dividend	$—	$—	$—	$2
Net income available for common stockholders	69,413	73,834	166,338	188,415
Net income attributable to AECOM	$69,413	$73,834	$166,338	$188,417

Net income attributable to AECOM per share:
Basic	$0.63	$0.63	$1.48	$1.60
Diluted	$0.63	$0.62	$1.47	$1.59

Weighted average shares outstanding:
Basic	110,221	117,932	112,513	117,739
Diluted	110,819	118,907	113,233	118,767

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$69,855	$73,931	$167,935	$195,674

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29,626)	8,518	19,335	86,197
Swap valuation	(1,354)	—	(2,528)	—
Pension adjustments	2,188	695	604	8,790
Comprehensive income, net of tax	41,063	83,144	185,346	290,661
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(442)	(97)	(1,597)	(7,257)
Comprehensive income attributable to AECOM, net of tax	$40,621	$83,047	$183,749	$283,404

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,935	$195,674
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	76,893	85,245
Equity in earnings of unconsolidated joint ventures	(38,141)	(31,675)
Distribution of earnings from unconsolidated joint ventures	21,914	29,122
Non-cash stock compensation	19,690	21,211
Excess tax benefit from share-based payment	(1,133)	(61,192)
Foreign currency translation	570	37,215
Other	(2,854)	2,278
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	—	(89,688)
Accounts receivable	(107,997)	(188,253)
Prepaid expenses and other assets	30,707	(14,642)
Accounts payable	58,164	(6,495)
Accrued expenses and other current liabilities	(14,151)	(51,545)
Billings in excess of costs on uncompleted contracts	37,111	(14,834)
Other long-term liabilities	(41,745)	(53,960)
Income taxes payable	—	11,415
Net cash provided by (used in) operating activities	206,963	(130,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(12,571)	(365,884)
Proceeds from disposal of business	567	2,434
Net investment in unconsolidated joint ventures	(2,453)	(23,474)
Purchases of investments	(28,571)	(14,656)
Proceeds from sale of investments in rabbi trust	1,958	67,219
Payments for capital expenditures	(47,805)	(47,283)
Net cash used in investing activities	(88,875)	(381,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,077,136	1,478,976
Repayments of borrowings under credit agreements	(1,170,246)	(1,224,062)
Proceeds from loans on deferred compensation plan investments	—	59,324
Repayment of loans on deferred compensation plan investments	—	(59,324)
Proceeds from issuance of common stock	11,436	12,748
Proceeds from exercise of stock options	3,902	5,893
Payments to repurchase common stock	(107,160)	(66,678)
Excess tax benefit from share-based payment	1,133	61,192
Net distributions to noncontrolling interests	(870)	(1,045)
Net cash (used in) provided by financing activities	(184,669)	267,024

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,035	13,354
NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,546)	(231,390)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	456,940	612,857
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$398,394	$381,467

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$857	$68,454

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

The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

Rule 10b5-1 Repurchase Plan and Open Market Purchases

In connection with the Repurchase Program, the Company entered into two Rule 10b5-1 repurchase plans. The timing, nature and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18.

As of June 30, 2012, the Company had repurchased approximately 4.4 million shares under both the Rule 10b5-1 plan and open market purchases, at an average price of $22.59, for a total cost of approximately $100.0 million. As of June 30, 2012, the Company has completed the Repurchase Program. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

4.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one business acquisition, Capital Engineering Corporation, an environmental engineering firm in Taiwan, during the nine months ended June 30, 2012. This business acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets and income.

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

The changes in the carrying value of goodwill by reporting segment for the nine months ended June 30, 2012 and 2011 were as follows:

	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2012
	(in millions)
Reporting Unit
Professional Technical Services	$1,733.9	$(0.3)	$5.5	$10.7	$1,749.8
Management Support Services	352.4	7.5	—	—	359.9
Total	$2,086.3	$7.2	$5.5	$10.7	$2,109.7

		Post-	Foreign
	September 30,	Acquisition	Exchange
	2010	Adjustments	Impact	Acquired	June 30, 2011
			(in millions)
Reporting Unit
Professional Technical Services	$1,355.0	$(1.3)	$26.6	$398.4	$1,778.7
Management Support Services	335.4	6.4	—	—	341.8
Total	$1,690.4	$5.1	$26.6	$398.4	$2,120.5

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2012 and September 30, 2011, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2012			September 30, 2011
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period
	(in millions)						(years)
Backlog	$92.1	$(83.6)	$8.5	$91.5	$(79.8)	$11.7	1–5
Customer relationships	142.8	(50.5)	92.3	143.2	(39.3)	103.9	10
Trademark / tradename	7.7	(6.6)	1.1	7.4	(3.9)	3.5	2
Total	$242.6	$(140.7)	$101.9	$242.1	$(123.0)	$119.1

Amortization expense of acquired intangible assets included within cost of revenue was $17.7 million and $25.2 million for the nine months ended June 30, 2012 and 2011, respectively. The following table presents estimated amortization expense of existing acquired intangible assets for the remainder of fiscal 2012 and for the succeeding years:

Fiscal Year	(in millions)
2012 (three months remaining)	$5.8
2013	18.2
2014	16.8
2015	15.4
2016	12.7
Thereafter	33.0
Total	$101.9

In addition to the above, amortization expense of acquired intangible assets included within equity in earnings of joint ventures was $0.8 million and $2.8 million for the nine months ended June 30, 2012 and 2011, respectively.

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
	(in millions )
Billed	$1,289.4	$1,256.3
Unbilled	1,166.8	1,133.6
Contract retentions	145.1	110.5
Total accounts receivable—gross	2,601.3	2,500.4
Allowance for doubtful accounts	(118.0)	(120.2)
Total accounts receivable—net	$2,483.3	$2,380.2

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of June 30, 2012 and September 30, 2011 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s accounts receivable as of June 30, 2012 or September 30, 2011.

The Company sold $32.1 million of trade receivables to a financial institution during the three months ended June 30, 2012. The Company does not retain financial or legal interest in these receivables, and they are excluded from the accompanying consolidated balance sheet.

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

The Company follows guidance issued by the FASB on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors which provide a party the power to direct the activities that most significantly impact the joint ventures’ economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and, to a certain extent, a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

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

Summary of financial information of the consolidated joint ventures is as follows:

	June 30, 2012 (Unaudited)	September 30, 2011
	(in millions)
Current assets	$241.8	$262.6
Non-current assets	—	0.1
Total assets	$241.8	$262.7

Current liabilities	$47.5	$69.4
Non-current liabilities	—	—
Total liabilities	47.5	69.4

Total AECOM equity	138.2	137.9
Noncontrolling interests	56.1	55.4
Total owners’ equity	194.3	193.3
Total liabilities and owners’ equity	$241.8	$262.7

Total revenue of the consolidated joint ventures was $346.8 million and $461.4 million for the nine months ended June 30, 2012 and 2011, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures is as follows:

	June 30, 2012 (Unaudited)	September 30, 2011
	(in millions)
Current assets	$544.6	$510.7
Non-current assets	16.4	22.6
Total assets	$561.0	$533.3

Current liabilities	$365.2	$357.8
Non-current liabilities	14.6	9.6
Total liabilities	379.8	367.4

Joint ventures’ equity	181.2	165.9
Total liabilities and joint ventures’ equity	$561.0	$533.3

AECOM’s investment in joint ventures	$84.2	$71.1

Total revenue of the unconsolidated joint ventures was $1,478.6 million and $1,351.3 million for the nine months ended June 30, 2012 and 2011, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2012	June 30, 2011
	(in millions)
Pass through joint ventures	$4.1	$3.1
Other joint ventures	34.0	28.6
Total	$38.1	$31.7

7.              Pension Benefit Obligations

The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended				Nine Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.2	$—	$0.9	$—	$0.8	$—	$3.1
Interest cost on projected benefit obligation	1.9	6.4	2.0	6.9	5.8	19.2	6.2	20.2
Expected return on plan assets	(2.1)	(6.3)	(2.0)	(7.2)	(6.3)	(19.0)	(6.1)	(20.7)
Amortization of prior service costs	—	—	—	—	—	(0.1)	—	(0.2)
Amortization of net loss	0.8	0.6	0.7	0.5	2.3	1.7	1.9	2.1
Settlement or curtailment (gain) / loss recognized	—	—	—	—	—	0.5	—	(4.2)
Net periodic benefit cost	$0.6	$0.9	$0.7	$1.1	$1.8	$3.1	$2.0	$0.3

The total amounts of employer contributions paid for the nine months ended June 30, 2012 were $11.6 million for U.S. plans and $12.9 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2012 are $1.7 million for U.S. plans and $3.7 million for non-U.S. plans. Included in other long-term liabilities are net pension liabilities of $143.6 million and $166.5 million as of June 30, 2012 and September 30, 2011, respectively.

8.              Debt

Debt consisted of the following:

	June 30, 2012	September 30, 2011
	(in millions)
Unsecured term credit agreements	$750.0	$750.0
Unsecured senior notes	256.0	253.6
Unsecured revolving credit facility	27.5	101.4
Notes secured by real properties	24.4	25.2
Other debt	12.4	32.3
Total debt	1,070.3	1,162.5
Less: Current portion of debt and short-term borrowings	(119.7)	(17.8)
Long-term debt, less current portion	$950.6	$1,144.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2012:

Fiscal Year
2012 (three months remaining)	$4.4
2013	156.0
2014	152.3
2015	151.8
2016	328.9
Thereafter	276.9
Total	$1,070.3

Unsecured Term Credit Agreements

In September 2011, the Company entered into an Amended and Restated Credit Agreement (the “Term Credit Agreement”) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions, including Company and lender approval. The Company used approximately $600 million of the proceeds from the loans to repay indebtedness under its prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under its revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 was the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%. For the nine months ended June 30, 2012 and 2011, the average interest rate of the Company’s term loan facility was 2.2% and 3.0%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are made on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. The Company may optionally prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $81.0 million at June 30, 2012, which have an effective interest rate of 5.62%. The fair value of the Company’s unsecured senior notes was approximately $270.6 million at June 30, 2012 and $259.2 million at September 30, 2011. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated its unsecured revolving credit facility and increased its available borrowing capacity to $1.05 billion in order to support its working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At June 30, 2012 and September 30, 2011, $27.5 million and $101.4 million, respectively, were outstanding under the revolving credit facility. At June 30, 2012 and September 30, 2011, outstanding standby letters of credit totaled $37.6 million and $32.1 million, respectively, under the revolving credit facility. As of June 30, 2012, the Company had $984.9 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company’s acquisitions). As of June 30, 2012, the consolidated leverage ratio was 2.16, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ended June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of June 30, 2012, this amount was $2.5 billion, which exceeds the calculated threshold of $1.5 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At June 30, 2012 and September 30, 2011, the Company was in compliance with all such covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements with financial institutions to fix the variable interest rates on portions of the Company’s debt. In September 2011, the Company entered into two interest rate swap agreements to fix the interest rates on $250.0 million of its debt under the Term Credit Agreement. In December 2011, the Company entered into two additional interest rate swap agreements to fix the interest rate on an additional $350.0 million of its debt under the Term Credit Agreement. The Company applies cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the nine months ended June 30, 2012, the amount recorded in other comprehensive income related to the decrease in fair value of the derivatives was $2.5 million, net of tax. During the next 12 months, the Company expects to reclassify into earnings net losses from accumulated other comprehensive loss of $1.4 million after tax at the time the underlying hedge transactions are realized. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The Company’s average effective interest rate on total borrowings, including the effects of the swaps, during the nine months ended June 30, 2012 and 2011 was 3.1% and 3.2%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the unsecured revolving credit facility discussed above, at June 30, 2012, the Company had $296.0 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $187.8 million was utilized for outstanding standby letters of credit.

9.              Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and the Company considers assumptions that market participants would use when pricing the asset or liability. Interest rate swaps are valued based on the one-month and three-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The Company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the quarter ended June 30, 2012. It measures certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary. During the nine months ended June 30, 2012 and 2011, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	June 30, 2012	Quoted Prices in Active Markets for Similar Assets (Level 2)

Foreign currency forwards	$2.1	$2.1
Total assets	$2.1	$2.1

Interest rate swaps (1)	$4.2	$4.2
Foreign currency forwards	0.1	0.1
Total liabilities	$4.3	$4.3

(1)     For additional information about the Company’s interest rate swaps, refer to Note 8 herein.

	September 30, 2011	Quoted Prices in Active Markets for Similar Assets (Level 2)

Foreign currency forwards	$0.8	$0.8
Total liabilities	$0.8	$0.8

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

As of June 30, 2012, the fair value of the Company’s four Canadian dollar (CAD) and one Australian dollar (AUD) foreign currency forwards were recorded within prepaid expenses and other current assets, and its British Pound (GBP) foreign currency forward was recorded within other accrued expenses. At September 30, 2011, the fair value of the foreign currency forwards were recorded within other accrued expenses. The Company recognized in earnings a net gain of $2.8 million on the six foreign currency forwards during the nine months ended June 30, 2012. The contract rates and the related contract maturity dates of the outstanding foreign currency forwards are as follows:

Total Notional Amount in millions		Contract Rate	Contract Maturity Date
CAD	60.0	1.04	September 2012
CAD	38.0	1.03	July 2012
GBP	19.0	1.60	July 2012
AUD	33.3	1.00	July 2012

10.       Share-based Payment

The fair value of the Company’s employee stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted represents the period of time the awards are expected to be outstanding. As the Company’s common stock has only been publicly traded since May 2007, expected volatility was based on a historical volatility, for a period consistent with the expected option term, of publicly-traded peer companies. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures.

The fair value of options granted to employees during the three and nine months ended June 30, 2011 were determined using the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Dividend yield	—	—
Expected volatility	38.6%	38.6%
Risk-free interest rate	1.5%	1.5%
Term (in years)	4.5	4.5

For the nine months ended June 30, 2012 and 2011, compensation expense recognized related to employee stock options as a result of the fair value method was $2.0 million and $3.4 million, respectively. Unrecognized compensation expense relating to employee stock options outstanding as of June 30, 2012 and September 30, 2011 was $1.8 million and $3.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods, which are generally three years.

Stock option activity for the nine months ended June 30 was as follows:

	2012		2011
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	2.9	$21.38	3.1	$19.09
Options granted	—	—	0.4	27.65
Options exercised	(0.3)	11.20	(0.5)	12.29
Options forfeited or expired	—	26.52	—	23.28
Outstanding at June 30	2.6	22.63	3.0	21.30

Vested and expected to vest in the future as of June 30	2.5	$22.59	2.9	$21.18

The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2011 was $9.43.

The Company grants stock units to employees under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon the Company meeting established cumulative performance objectives over a three-year period. The Company recognized compensation expense relating to the PEP of $2.5 million and $8.3 million during the nine months ended June 30, 2012 and 2011, respectively. Additionally, the Company issues restricted stock units which are earned based on service conditions, resulting in compensation expense of $15.2 million and $9.5 million during the nine months ended June 30, 2012 and 2011, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding was $9.3 million and $35.6 million as of June 30, 2012 and $16.3 million and $23.8 million as of September 30, 2011, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $1.1 million and $61.2 million for the nine months ended June 30, 2012 and 2011, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

11.      Income Taxes

The effective tax rate was 25.6% and 24.6% for the nine months ended June 30, 2012 and 2011, respectively. The Company is currently at appeals with the U.S. Internal Revenue Service for fiscal 2006 and 2007 and under examination for fiscal 2008 and 2009. During the three months ended June 30, 2012, the Company settled the portion of the examination of the fiscal 2008 and 2009 returns. As a result of the respective settlements of the examination issues, the Company recorded a $2.9 million benefit net of uncertainties during the quarter ended June 30, 2012.

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

The Company anticipates that the U.S. Internal Revenue Service audits may be concluded in the foreseeable future, including in fiscal 2012. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in additional reductions of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time due to the early status of the tax examinations.

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

The following table sets forth a reconciliation of the denominators for basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Denominator for basic earnings per share	110.2	117.9	112.5	117.7
Potential common shares:
Stock options, other	0.6	1.0	0.7	1.1
Denominator for diluted earnings per share	110.8	118.9	113.2	118.8

For the nine months ended June 30, 2012 and 2011, share-based payment awards excluded from the calculation of potential common shares were not significant. The Company excludes stock options from the computation of diluted EPS when the option’s price is greater than the average market price of the Company’s common shares. The Company also would exclude common stock equivalent shares from the computation in loss periods as their effect would be anti-dilutive.

13.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2012	September 30, 2011
	(in millions)
Accrued salaries and benefits	$397.7	$417.3
Accrued contract costs	325.3	320.2
Other accrued expenses	60.1	55.2
	$783.1	$792.7

Accrued contract costs above include balances related to professional liability accruals of $109.5 million and $118.4 million as of June 30, 2012 and September 30, 2011, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	June 30, 2012	September 30, 2011
	(in millions)
Pension liabilities (Note 7)	$143.6	$166.5
Reserve for uncertain tax positions (Note 11)	48.1	61.1
Other	204.4	207.4
	$396.1	$435.0

The components of accumulated other comprehensive loss are as follows:

	June 30, 2012	September 30, 2011
	(in millions)
Foreign currency translation adjustment	$(31.8)	$(51.1)
Swap valuation	(2.5)	—
Defined benefit minimum pension liability adjustment, net of tax	(135.9)	(136.5)
	$(170.2)	$(187.6)

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At June 30, 2012, the Company was contingently liable in the amount of approximately $225.3 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

AECOM Australia

In 2005 and 2006, the Company’s main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed a special purpose vehicle (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and another approximately $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012.  Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012 claiming damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast.  WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012.  Additionally, Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, filed their own proceedings in the Federal Court of Australia on May 16, 2012.  None of the lawsuits specify the amount of damages sought and the damages sought by WestLB, Centerbridge Credit Partners and Midtown Acquisitions are duplicative of damages already included in the receivers’ claim.

AECOM Australia intends to vigorously defend the claims brought against it.

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

The services performed by the subsidiary included the preparation of a pollution control plan, which the operator used to obtain permits necessary for the operation of the landfill. The USAO is investigating whether flooding at the landfill that resulted in the discharge of waste materials and storm water into the Pacific Ocean in December 2010 and January 2011 was due in part to reliance on information contained in the plan prepared by a subsidiary of the Company.

Libyan Project

Due to the civil unrest in Libya, in February 2011, the Company ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. The Company cannot currently determine when or if it will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of June 30, 2012 and September 30, 2011, $25.1 million and $28.5 million, respectively, of liabilities related to this project are included in the accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended June 30, 2012:
Revenue	$1,846.5	$248.7	$—	$2,095.2
Revenue, net of other direct costs(1)	1,164.6	158.9	—	1,323.5
Gross profit	114.2	(3.0)	—	111.2
Equity in earnings of joint ventures	5.5	6.8	—	12.3
General and administrative expenses	—	—	(20.7)	(20.7)
Operating income	119.7	3.8	(20.7)	102.8

Gross profit as a % of revenue	6.2%	(1.2)%	—	5.3%
Gross profit as a % of revenue, net of other direct costs(1)	9.8%	(1.9)%	—	8.4%

Three Months Ended June 30, 2011:
Revenue	$1,772.8	$273.9	$—	$2,046.7
Revenue, net of other direct costs(1)	1,169.8	144.3	—	1,314.1
Gross profit	110.3	10.9	—	121.2
Equity in earnings of joint ventures	4.3	8.0	—	12.3
General and administrative expenses	—	—	(23.5)	(23.5)
Operating income	114.6	18.9	(23.5)	110.0

Gross profit as a % of revenue	6.2%	4.0%	—	5.9%
Gross profit as a % of revenue, net of other direct costs(1)	9.4%	7.6%	—	9.2%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Nine Months Ended June 30, 2012:
Revenue	$5,455.0	$680.3	$—	$6,135.3
Revenue, net of other direct costs(1)	3,428.6	415.2	—	3,843.8
Gross profit	285.4	(7.7)	—	277.7
Equity in earnings of joint ventures	12.5	25.7	—	38.2
General and administrative expenses	—	—	(63.2)	(63.2)
Operating income	297.9	18.0	(63.2)	252.7

Gross profit as a % of revenue	5.2%	(1.1)%	—	4.5%
Gross profit as a % of revenue, net of other direct costs(1)	8.3%	(1.9)%	—	7.2%

Nine Months Ended June 30, 2011:
Revenue	$4,994.2	$925.1	$—	$5,919.3
Revenue, net of other direct costs(1)	3,399.3	422.0	—	3,821.3
Gross profit	287.6	38.7	—	326.3
Equity in earnings of joint ventures	10.4	21.3	—	31.7
General and administrative expenses	—	—	(70.4)	(70.4)
Operating income	298.0	60.0	(70.4)	287.6

Gross profit as a % of revenue	5.8%	4.2%	—	5.5%
Gross profit as a % of revenue, net of other direct costs(1)	8.5%	9.2%	—	8.5%

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

Overview

We are a leading provider of professional technical and management support services for public and private sector clients in more than 130 countries around the world. We provide our services in a broad range of end markets and strategic geographic markets through a global network of operating offices and approximately 46,600 employees.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Other Financial Data:
Revenue	$2,095.2	$2,046.7	$6,135.3	$5,919.3
Other direct costs (1)	771.7	732.6	2,291.5	2,098.0
Revenue, net of other direct costs (1)	1,323.5	1,314.1	3,843.8	3,821.3
Cost of revenue, net of other direct costs (1)	1,212.3	1,192.9	3,566.1	3,495.0
Gross profit	111.2	121.2	277.7	326.3
Equity in earnings of joint ventures	12.3	12.3	38.2	31.7
General and administrative expenses	(20.7)	(23.5)	(63.2)	(70.4)
Income from operations	$102.8	$110.0	$252.7	$287.6

Reconciliation of Cost of Revenue:
Other direct costs	$771.7	$732.6	$2,291.5	$2,098.0
Cost of revenue, net of other direct costs	1,212.3	1,192.9	3,566.1	3,495.0
Cost of revenue	$1,984.0	$1,925.5	$5,857.6	$5,593.0

(1)          Non-GAAP measure.

Results of Operations

Three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenue	$2,095.2	$2,046.7	$48.5	2.4%	$6,135.3	$5,919.3	$216.0	3.6%
Other direct costs	771.7	732.6	39.1	5.3	2,291.5	2,098.0	193.5	9.2
Revenue, net of other direct costs	1,323.5	1,314.1	9.4	0.7	3,843.8	3,821.3	22.5	0.6
Cost of revenue, net of other direct costs	1,212.3	1,192.9	19.4	1.6	3,566.1	3,495.0	71.1	2.0
Gross profit	111.2	121.2	(10.0)	(8.3)	277.7	326.3	(48.6)	(14.9)
Equity in earnings of joint ventures	12.3	12.3	—	—	38.2	31.7	6.5	20.5
General and administrative expenses	(20.7)	(23.5)	2.8	(11.9)	(63.2)	(70.4)	7.2	(10.2)
Income from operations	102.8	110.0	(7.2)	(6.5)	252.7	287.6	(34.9)	(12.1)
Other income (expense)	1.1	(1.7)	2.8	*	7.4	2.1	5.3	252.4
Interest expense, net	(12.7)	(10.4)	(2.3)	22.1	(34.5)	(30.3)	(4.2)	13.9
Income before income tax expense	91.2	97.9	(6.7)	(6.8)	225.6	259.4	(33.8)	(13.0)
Income tax expense	21.4	23.9	(2.5)	(10.5)	57.7	63.7	(6.0)	(9.4)
Net income	69.8	74.0	(4.2)	(5.7)	167.9	195.7	(27.8)	(14.2)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.2)	(0.2)	100.0	(1.6)	(7.3)	5.7	(78.1)
Net income attributable to AECOM	$69.4	$73.8	$(4.4)	(6.0)%	$166.3	$188.4	$(22.1)	(11.7)%

* Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.6	90.8	92.8	91.5
Gross margin	8.4	9.2	7.2	8.5
Equity in earnings of joint ventures	0.9	0.9	1.0	0.8
General and administrative expense	(1.5)	(1.7)	(1.6)	(1.8)
Income from operations	7.8	8.4	6.6	7.5
Other income (expense)	0.1	(0.1)	0.2	0.1
Interest expense, net	(1.0)	(0.9)	(0.9)	(0.8)
Income before income tax expense	6.9	7.4	5.9	6.8
Income tax expense	1.6	1.8	1.5	1.7
Net income	5.3	5.6	4.4	5.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	—	(0.1)	(0.2)
Net income attributable to AECOM	5.2%	5.6%	4.3%	4.9%

Revenue

Our revenue for the three months ended June 30, 2012 increased $48.5 million, or 2.4%, to $2,095.2 million as compared to $2,046.7 million for the corresponding period last year. Revenue provided by acquired companies was $9.0 million for the three months ended June 30, 2012. Excluding the revenue provided by acquired companies, revenue increased $39.5 million, or 1.9%, from the three months ended June 30, 2011.

Our revenue for the nine months ended June 30, 2012 increased $216.0 million, or 3.6%, to $6,135.3 million as compared to $5,919.3 million for the corresponding period last year. Revenue provided by acquired companies was $30.4 million for the nine months ended June 30, 2012. Excluding the revenue provided by acquired companies, revenue increased $185.6 million, or 3.1%, from the nine months ended June 30, 2011.

The increase in revenue, excluding acquired companies, for the three months ended June 30, 2012, was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $60 million and $30 million, respectively, partially offset by the effect of foreign currencies of $35 million and a reduction in services in our MSS segment noted below of $25 million.

The increase in revenue, excluding acquired companies, for the nine months ended June 30, 2012 was primarily attributable to increased demand for our construction management services in the Americas of approximately $250 million, engineering and program management services on infrastructure projects in Australia and Asia of approximately $150 million and $70 million, respectively, partially offset by a reduction in services in our MSS segment noted below of approximately $245 million and a reduction in services provided in Libya of approximately $30 million.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended June 30, 2012 increased $9.4 million, or 0.7%, to $1,323.5 million as compared to $1,314.1 million for the corresponding period last year. Revenue, net of other direct costs, of $5.8 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $3.6 million, or 0.3%, over the three months ended June 30, 2011.

Our revenue, net of other direct costs, for the nine months ended June 30, 2012 increased $22.5 million, or 0.6%, to $3,843.8 million as compared to $3,821.3 million for the corresponding period last year. Revenue, net of other direct costs, of $24.3 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $1.8 million, or 0.0%, over the nine months ended June 30, 2011.

The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended June 30, 2012 was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million, partially offset by the effect of foreign currencies of $25 million.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the nine months ended June 30, 2012 was primarily due to decreased engineering and program management services in the United States, the Middle East and Europe of approximately $50 million, $30 million, and $25 million, respectively, and decreased activity in Libya of approximately $20 million.  These decreases were offset by increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $80 million and $60 million, respectively.

Gross Profit

Our gross profit for the three months ended June 30, 2012 decreased $10.0 million, or 8.3%, to $111.2 million as compared to $121.2 million for the corresponding period last year. Gross profit provided by acquired companies was $0.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $10.5 million, or 8.7%, from the three months ended June 30, 2011. For the three months ended June 30, 2012, gross profit, as a percentage of revenue, net of other direct costs, decreased to 8.4% from 9.2% in the three months ended June 30, 2011.

Our gross profit for the nine months ended June 30, 2012 decreased $48.6 million, or 14.9%, to $277.7 million as compared to $326.3 million for the corresponding period last year. Gross profit provided by acquired companies was $3.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $52.1 million, or 16.0%, from the nine months ended June 30, 2011. For the nine months ended June 30, 2012, gross profit, as a percentage of revenue, net of other direct costs, decreased to 7.2% from 8.5% in the nine months ended June 30, 2011.

The decreases in gross profit and gross profit, as a percentage of revenue, net of other direct costs for the three and nine months ended June 30, 2012 as compared to the corresponding period in the prior year were primarily attributable to reductions in gross profit in our MSS segment noted below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2012 was $12.3 million compared to $12.3 million in the corresponding period last year. No equity in earnings of joint ventures was provided by acquired companies.

Our equity in earnings of joint ventures for the nine months ended June 30, 2012 increased $6.5 million, or 20.5%, to $38.2 million as compared to $31.7 million in the corresponding period last year. No equity in earnings of joint ventures was provided by acquired companies.

The increase for the nine months ended June 30, 2012 was primarily due to increased activity in joint ventures on projects for the U.S. Army and Department of Energy, partially offset by decreased activity in a joint venture in Iraq for the U.S. Department of Defense.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2012 decreased $2.8 million, or 11.9%, to $20.7 million as compared to $23.5 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 1.7% in the three months ended June 30, 2011 to 1.5% in the three months ended June 30, 2012.

Our general and administrative expenses for the nine months ended June 30, 2012 decreased $7.2 million, or 10.2%, to $63.2 million as compared to $70.4 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 1.8% in the nine months ended June 30, 2011 to 1.6% in the nine months ended June 30, 2012.

Other Income (Expense)

Our other income for the three months ended June 30, 2012 was $1.1 million as compared to other expense of $1.7 million for the three months ended June 30, 2011.

Our other income for the nine months ended June 30, 2012 was $7.4 million as compared to other income of $2.1 million for the nine months ended June 30, 2011.

Other income is primarily related to investment earnings.

Interest Expense, Net

Our net interest expense for the three months ended June 30, 2012 was $12.7 million as compared to $10.4 million of net interest expense for the three months ended June 30, 2011.

Our net interest expense for the nine months ended June 30, 2012 was $34.5 million as compared to $30.3 million of net interest expense for the nine months ended June 30, 2011.

The increase in interest expense primarily relates to increased borrowings associated with the funding of acquisitions.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2012 decreased $2.5 million, or 10.5%, to $21.4 million as compared to $23.9 million for the three months ended June 30, 2011. The effective tax rate was 23.4% and 24.5% for the three months ended June 30, 2012 and 2011, respectively.

Our income tax expense for the nine months ended June 30, 2012 decreased $6.0 million, or 9.4%, to $57.7 million as compared to $63.7 million for the nine months ended June 30, 2011. The effective tax rate was 25.6% and 24.6% for the nine months ended June 30, 2012 and 2011, respectively.

The decrease in the our effective tax rate for the three months ended June 30, 2012 is primarily attributable to the settlement of a portion of the examination by the U.S. Internal Revenue Service of our fiscal 2008 and 2009 returns. As a result of the respective settlements, we recorded a $2.9 million benefit net of uncertainties during the quarter ended June 30, 2012.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted on December 17, 2010, retroactively extended the Research and Experimentation Credits which had lapsed on December 31, 2009. As a result of the extension, we recognized a $3.0 million benefit net of uncertainties during the three months ended December 31, 2010 reflecting anticipated credits for the nine-months ended September 30, 2010.

During the three months ended June 30, 2011, we recognized a loss upon the liquidation of a foreign entity resulting in a tax benefit of $3.3 million, net of uncertainties.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $69.4 million and $166.3 million for the three and nine months ended June 30, 2012, respectively, as compared to net income attributable to AECOM of $73.8 million and $188.4 million for the three and nine months ended June 30, 2011, respectively.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenue	$1,846.5	$1,772.8	$73.7	4.2%	$5,455.0	$4,994.2	$460.8	9.2%
Other direct costs	681.9	603.0	78.9	13.1	2,026.4	1,594.9	431.5	27.1
Revenue, net of other direct costs	1,164.6	1,169.8	(5.2)	(0.4)	3,428.6	3,399.3	29.3	0.9
Cost of revenue, net of other direct costs	1,050.4	1,059.5	(9.1)	(0.9)	3,143.2	3,111.7	31.5	1.0
Gross profit	$114.2	$110.3	$3.9	3.5%	$285.4	$287.6	$(2.2)	(0.8)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	90.2	90.6	91.7	91.5
Gross profit	9.8%	9.4%	8.3%	8.5%

Revenue

Revenue for our PTS segment for the three months ended June 30, 2012 increased $73.7 million, or 4.2%, to $1,846.5 million as compared to $1,772.8 million for the corresponding period last year. Revenue provided by acquired companies was $9.0 million. Excluding revenue provided by acquired companies, revenue increased $64.7 million, or 3.6%, over the three months ended June 30, 2011.

Revenue for our PTS segment for the nine months ended June 30, 2012 increased $460.8 million, or 9.2%, to $5,455.0 million as compared to $4,994.2 million for the corresponding period last year. Revenue provided by acquired companies was $30.4 million. Excluding revenue provided by acquired companies, revenue increased $430.4 million, or 8.6%, over the nine months ended June 30, 2011.

The increase in revenue, excluding acquired companies, for the three months ended June 30, 2012 was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $60 million and $30 million, respectively, partially offset by the effect of foreign currencies of $35 million.

The increase in revenue, excluding acquired companies, for the nine months ended June 30, 2012 was primarily attributable to increased demand for our construction management services in the Americas of approximately $250 million, engineering and program management services on infrastructure projects in Australia and Asia of approximately $150 million and $70 million, respectively, offset by a reduction in services provided in Libya of approximately $30 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended June 30, 2012 decreased $5.2 million, or 0.4%, to $1,164.6 million as compared to $1,169.8 million for the corresponding period last year. Revenue, net of other direct costs provided by acquired companies was $5.8 million. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $11.0 million, or 0.9%, over the three months ended June 30, 2011.

Revenue, net of other direct costs, for our PTS segment for the nine months ended June 30, 2012 increased $29.3 million, or 0.9%, to $3,428.6 million as compared to $3,399.3 million for the corresponding period last year. Of this increase, $24.3 million, or 82.9%, was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $5.0 million, or 0.1%, over the nine months ended June 30, 2011.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended June 30, 2012 was primarily due to the effect of foreign currencies of $25 million, offset by increased demand for our engineering and program management services on infrastructure projects in Australia of approximately $30 million. Revenue, net of other direct costs, excluding the effects of acquired companies, was relatively consistent with the prior period primarily due to the increase in subcontractor costs from our construction management services.

The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the nine months ended June 30, 2012 was primarily due to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $80 million and $60 million, respectively, partially offset by decreased engineering and program management services in the United States, the Middle East, and Europe, of $50 million, $30 million, and $25 million, respectively, and decreased activity in Libya of $20 million. Revenue, net of other direct costs, excluding the effects of acquired companies, was relatively consistent with the prior period primarily due to the increase in subcontractor costs from our construction management services.

Gross Profit

Gross profit for our PTS segment for the three months ended June 30, 2012 increased $3.9 million, or 3.5%, to $114.2 million as compared to $110.3 million for the corresponding period last year. Gross profit provided by acquired companies was $0.5 million. Excluding gross profit provided by acquired companies, gross profit increased $3.4 million, or 3.1%, from the three months ended June 30, 2011. As a percentage of revenue, net of other direct costs, gross profit increased to 9.8% of revenue, net of other direct costs, for the three months ended June 30, 2012 from 9.4% in the corresponding period last year.

Gross profit for our PTS segment for the nine months ended June 30, 2012 decreased $2.2 million, or 0.8%, to $285.4 million as compared to $287.6 million for the corresponding period last year. Gross profit provided by acquired companies was $3.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $5.7 million, or 2.0%, from the nine months ended June 30, 2011. As a percentage of revenue, net of other direct costs, gross profit decreased to 8.3% of revenue, net of other direct costs, for the nine months ended June 30, 2012 from 8.5% in the corresponding period last year.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenue	$248.7	$273.9	$(25.2)	(9.2)%	$680.3	$925.1	$(244.8)	(26.5)%
Other direct costs	89.8	129.6	(39.8)	(30.7)	265.1	503.1	(238.0)	(47.3)
Revenue, net of other direct costs	158.9	144.3	14.6	10.1	415.2	422.0	(6.8)	(1.6)
Cost of revenue, net of other direct costs	161.9	133.4	28.5	21.4	422.9	383.3	39.6	10.3
Gross profit (loss)	$(3.0)	$10.9	$(13.9)	(127.5)%	$(7.7)	$38.7	$(46.4)	(119.9)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	101.9	92.4	101.9	90.8
Gross profit (loss)	(1.9)%	7.6%	(1.9)%	9.2%

Revenue

Revenue for our MSS segment for the three months ended June 30, 2012 decreased $25.2 million, or 9.2%, to $248.7 million as compared to $273.9 million for the corresponding period last year. No revenue was provided by acquired companies.

Revenue for our MSS segment for the nine months ended June 30, 2012 decreased $244.8 million, or 26.5%, to $680.3 million as compared to $925.1 million for the corresponding period last year. No revenue was provided by acquired companies.

The decrease in revenue for the nine months ended June 30, 2012 was primarily attributable to reduced U.S. government activities in the Middle East related to the completion in February 2011 of our combat support project, which resulted in an approximate $210 million reduction in revenue.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended June 30, 2012 increased $14.6 million, or 10.1%, to $158.9 million as compared to $144.3 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

Revenue, net of other direct costs, for our MSS segment for the nine months ended June 30, 2012 decreased $6.8 million, or 1.6%, to $415.2 million as compared to $422.0 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

Gross Profit (Loss)

Gross profit (loss) for our MSS segment for the three months ended June 30, 2012 decreased to $(3.0) million as compared to $10.9 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit (loss) decreased to (1.9)% of revenue, net of other direct costs, for the three months ended June 30, 2012 from 7.6% in the corresponding period last year. No gross profit was provided by acquired companies.

Gross profit (loss) for our MSS segment for the nine months ended June 30, 2012 decreased to $(7.7) million as compared to $38.7 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit (loss) decreased to (1.9)% of revenue, net of other direct costs, for the nine months ended June 30, 2012 from 9.2% in the corresponding period last year. No gross profit was provided by acquired companies.

The decrease in gross profit (loss) and gross profit (loss), as a percentage of revenue, net of other direct costs, for the three months ended June 30, 2012 was primarily due to projects with decreased performance.

The decrease in gross profit (loss) and gross profit (loss), as a percentage of revenue, net of other direct costs, for the nine months ended June 30, 2012 was primarily due to reduced revenue from a project with the U.S. government in the Middle East as noted in Revenue above and projects with decreased performance.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of stock under our stock repurchase program and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months. In the quarter ended September 30, 2011, we amended our term credit agreement to increase our bank term loans from $600 million to $750 million maturing July 2016, and also increased our borrowing capacity to $1.05 billion under our revolving credit facility which expires in July 2016.

At June 30, 2012, cash and cash equivalents were $398.4 million, a decrease of $58.5 million, or 12.8%, from $456.9 million at September 30, 2011. The decrease in cash and cash equivalents was primarily attributable to net repayment of borrowings, payments for capital expenditures, and payments to repurchase common stock partially offset by net cash provided by operating activities.

Net cash provided by operating activities was $207.0 million for the nine months ended June 30, 2012, compared to net cash used in operating activities of $130.1 million for the nine months ended June 30, 2011. The change was primarily attributable to the payments made in December 2010 for the $89.7 million settlement of our U.S. deferred compensation plan liability and a decrease of $60.1 million in excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution in December 2010. The change was also due to the timing of receipts and payments of operating assets and liabilities, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The increase in net cash provided by operating activities was also partially due to the $28.2 million of proceeds received from the sale of trade receivables to a financial institution as discussed in Note 5, Accounts Receivable-Net, in the notes to our consolidated financial statements. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $88.9 million for the nine months ended June 30, 2012, compared with $381.6 million for the nine months ended June 30, 2011. This decrease was primarily attributable to a $353.3 million decrease in payments for business acquisitions offset by a $65.3 million decrease in proceeds from the sale of investments in a rabbi trust due to the settlement of our U.S. deferred compensation plan liability.

Net cash used in financing activities was $184.7 million for the nine months ended June 30, 2012, compared with net cash provided by financing activities of $267.0 million for the nine months ended June 30, 2011. The change was primarily attributable to a $348.0 million decrease in net borrowings under credit agreements, primarily due to reduced business combinations, a decrease of $60.1 million in excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution in December 2010, and an increase of $40.5 million in payments to repurchase common stock.

Working Capital

Working capital, or current assets less current liabilities, decreased $133.8 million, or 11.4%, to $1,041.8 million at June 30, 2012 from $1,175.6 million at September 30, 2011. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $64.4 million, or 3.1%, to $2,119.7 million at June 30, 2012.

Accounts receivable increased 4.3%, or $103.1 million, to $2,483.3 million at June 30, 2012 from $2,380.2 million at September 30, 2011.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, excluding the effects of recent acquisitions, at June 30, 2012, was 92 days compared to the 88 days at September 30, 2011.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables as of June 30, 2012 and September 30, 2011 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of June 30, 2012 and September 30, 2011. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Borrowings and Lines of Credit

Debt consisted of the following:

	June 30, 2012	September 30, 2011
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	256.0	253.6
Unsecured revolving credit facility	27.5	101.4
Notes secured by real properties	24.4	25.2
Other debt	12.4	32.3
Total debt	1,070.3	1,162.5
Less: Current portion of debt and short-term borrowings	(119.7)	(17.8)
Long-term debt, less current portion	$950.6	$1,144.7

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2012:

Fiscal Year
2012 (three months remaining)	$4.4
2013	156.0
2014	152.3
2015	151.8
2016	328.9
Thereafter	276.9
Total	$1,070.3

Unsecured Term Credit Agreement

In September 2011, we entered into an Amended and Restated Credit Agreement (the “Term Credit Agreement”) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions, including Company and lender approval. We used approximately $600 million of the proceeds from the loans to repay indebtedness under our prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under our revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 was the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%. For the nine months ended June 30, 2012 and 2011, the average interest rate of our term loan facility was 2.2% and 3.0%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are made on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. We may optionally prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $81.0 million at June 30, 2012, which have an effective interest rate of 5.62%. The fair value of our unsecured senior notes was approximately $270.6 million at June 30, 2012 and $259.2 million at September 30, 2011. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, we entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated our unsecured revolving credit facility and increased our available borrowing capacity to $1.05 billion in order to support our working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may also, at our option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At June 30, 2012 and September 30, 2011, $27.5 million and $101.4 million, respectively, were outstanding under our revolving credit facility. At June 30, 2012 and September 30, 2011, outstanding standby letters of credit totaled $37.6 million and $32.1 million, respectively, under our revolving credit facility. As of June 30, 2012, we had $984.9 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of June 30, 2012, our consolidated leverage ratio was 2.16, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of June 30, 2012, this amount was $2.5 billion, which exceeds the calculated threshold of $1.5 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At June 30, 2012 and September 30, 2011, we were in compliance with all such covenants.

Interest Rate Swaps

We use interest rate swap agreements with financial institutions to fix the variable interest rates on portions of our debt. In September 2011, we entered into two interest rate swap agreements to fix the interest rates on $250.0 million of our debt under the Term Credit Agreement. In December 2011, we entered into two additional interest rate swap agreements to fix the interest rate on an additional $350.0 million of our debt under the Term Credit Agreement. We apply cash flow hedge accounting for the interest rate swap agreements. Accordingly, the derivatives are recorded at fair value as assets or liabilities and the effective portion of changes in the fair value of the derivative, as measured quarterly, is reported in other comprehensive income. For the nine months ended June 30, 2012, the amount recorded in other comprehensive income related to the decrease in fair value of the derivatives was $2.5 million. During the next 12 months, we expect to reclassify into earnings net losses from accumulated other comprehensive loss of $1.4 million after tax at the time the underlying hedge transactions are realized. The fixed rates and the related expiration dates of the outstanding swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

Our average effective interest rate on borrowings, including the effects of the swaps, during the nine months ended June 30, 2012 and 2011 was 3.1% and 3.2%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the revolving credit facility discussed above, at June 30, 2012, we had $296.0 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $187.8 million was utilized for outstanding standby letters of credit.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2012, there was approximately $225.3 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the nine months ended June 30, 2012 were $11.6 million for U.S. plans and $12.9 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

AECOM Australia

In 2005 and 2006, the Company’s main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed a special purpose vehicle (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and another approximately $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012.  Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012 claiming damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast.  WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012.  Additionally, Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, filed their own proceedings in the Federal Court of Australia on May 16, 2012.  None of the lawsuits specify the amount of damages sought and the damages sought by WestLB, Centerbridge Credit Partners and Midtown Acquisitions are duplicative of damages already included in the receivers’ claim.

AECOM Australia intends to vigorously defend the claims brought against it.

Hawaii Project

The U.S. Attorney’s Office (USAO) informed us that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services our subsidiary provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. We have cooperated fully with the investigation and, as of this date, no actions have been filed. We believe that the investigation will show that there has been no criminal wrongdoing on our part or any of our subsidiaries and, if any actions are brought, we intend to vigorously defend against such actions.

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

Libyan Project

Due to the civil unrest in Libya, in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in a net expense of $10.0 million for the three months ended March 31, 2011, primarily comprised of demobilization and shutdown costs, certain asset write-downs and the reversal of certain previously recorded liabilities. As of June 30, 2012 and September 30, 2011, $25.1 million and $28.5 million, respectively, of liabilities related to this project are included in the accompanying consolidated balance sheet. The liabilities consist primarily of income taxes payable to Libyan authorities and trade accounts payable.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2012 and September 30, 2011, we had $777.5 million and $851.4 million outstanding borrowings, respectively, under our credit facility and certain other variable interest rate debt obligations. Interest on amounts borrowed under the credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 1% to 2.5%. For the nine months ended June 30, 2012, our weighted average floating rate borrowings were $971.4 million. If short term floating interest rates had increased or decreased by 1%, our interest expense for the period would have increased or decreased by $3.4 million. As discussed above, $600.0 million of our variable interest rate debt is fixed through our interest rate swaps. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2012 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For instance, a significant portion of historical funding for state and local transportation projects has come from the U.S. federal government through its “SAFETEA-LU” infrastructure funding program and predecessor programs. Approximately 79% of the SAFETEA-LU funding is for highway programs, 18.5% is for transit programs and 2.5% is for other programs such as motor carrier safety, national highway traffic safety and research. A key uncertainty in the outlook for federal transportation funding in the United States is the future viability of the Highway Trust Fund, which has experienced shortfalls due to a decrease in the federal gas tax receipts that fund it. This raises concerns about the future funding structure for federal highway programs, including the Highway Trust Fund. We currently anticipate that SAFETEA-LU, which is set to expire in September 2012, will be extended by continuing resolutions of Congress as it has been prior to all previous scheduled expirations. If SAFETEA-LU is not extended, it could have a material adverse effect on our financial condition and results of operations.

The Budget Control Act of 2011 could significantly reduce U.S. government spending for the services we provide.

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration is scheduled to begin on January 2, 2013, absent legislative or other remedial action, and requires $1.2 trillion in reduced U.S. federal government spending over a ten-year period. Any significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities, and significant personnel reductions, which could have a material adverse effect on our results of operation and financial condition.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. For example, as discussed elsewhere in this report, the U.S. Defense Contract Audit Agency (DCAA) issued DCAA Forms 1 questioning costs incurred during fiscal 2007 by Combat Support Associates, a consolidated joint venture that includes AECOM Government Services, Inc., and during fiscal 2009 by Global Linguists Solutions, a joint venture that includes McNeil Technologies, Inc., in the performance of U.S. Government contracts. If either of such matters are were not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, Taiwan and Philippines. At June 30, 2012, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $143.6 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

New legal requirements could adversely affect our operating results.

Our business and results of operations could be adversely affected by the passage of U.S. health care reform, climate change, and other environmental legislation and regulations. Currently, we are assessing the impact that health care reform could have on our employer-sponsored medical plans. Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, legislation, international protocols, regulation or other restrictions on emissions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services.

However, these changes could also increase the pace of development of other projects, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

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

At June 30, 2012, our contracted backlog was approximately $8.4 billion and our awarded backlog was approximately $7.4 billion for a total backlog of $15.8 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.2 billion as of June 30, 2012. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. In addition, if a decrease in our stock price and market capitalization continues over a sustained period, we could have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a calculated threshold. As of June 30, 2012, our consolidated leverage ratio was 2.15, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of June 30, 2012, our net worth was $2.5 billion, which exceeds the calculated threshold of $1.5 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

Systems and information technology interruption could adversely impact our ability to operate.

We rely heavily on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience occasional system interruptions and delays. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, the operation of our systems could be interrupted or delayed. Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, or delay or prevent operations, and adversely affect our operating results.

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

A summary of the repurchase activity for the three months ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1 – 30, 2012	1.1	$22.01	1.1	$0.0
May 1 – 31, 2012	—		—
June 1 – 30, 2012	—		—
Total	1.1	22.01	1.1	0.0

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

AECOM TECHNOLOGY CORPORATION

Date: August 7, 2012	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Executive Vice President and Chief Financial Officer