Form 10-K
period 2012-09-30
AECOM TECHNOLOGY CORP
filed 2012-11-19
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of registrant's common stock held by non-affiliates on March 31, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $2.10 billion.

         Number of shares of the registrant's common stock outstanding as of November 7, 2012: 108,078,563

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2012 year end.

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2011, as "fiscal 2011" and the fiscal year ended September 30, 2012, as "fiscal 2012."

Overview

        We are a leading global provider of professional technical and management support services for public and private clients around the world. We provide planning, consulting, architectural and engineering design, and program and construction management services for a broad range of projects, including highways, airports, bridges, mass transit systems, government and commercial buildings, water and wastewater facilities and power transmission and distribution. We also provide program and facilities management and maintenance, training, logistics, security and other support services, primarily for agencies of the U.S. government.

        Through our network of approximately 46,800 employees (as of September 30, 2012), we provide our services in a broad range of end markets, including the transportation, facilities, environmental, energy, water and government markets. According to Engineering News-Record's (ENR's) 2012 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2011 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly-owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 46,800 employees at September 30, 2012, and $8.2 billion in revenue for fiscal 2012. We completed the initial public offering of our common stock in May 2007 and such shares are traded on the New York Stock Exchange.

        We offer our services through two business segments: Professional Technical Services and Management Support Services.

        Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. For example, we are providing program management services through a joint venture for the Second Avenue subway line in New York City, design and contract administration services for the Hong Kong-Zhuhai-Macao Bridge's Hong Kong Boundary Crossing Facilities and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum and mining companies. Our PTS segment contributed $7.3 billion, or 89%, of our fiscal 2012 revenue.

        Management Support Services (MSS).    Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. For example, we oversee remote field experiments, multiple laboratory operations, waste management systems, and the design and fabrication of electronic, mechanical and structural systems at the U.S. Department of Energy's Nevada Test Site. Our MSS segment contributed $0.9 billion, or 11%, of our fiscal 2012 revenue.

Our Business Strategy

        Our business strategy focuses on leveraging our competitive strengths and leadership positions in our core markets while opportunistically entering new and emerging markets and geographies. Key elements of our strategy include:

  Expand our long-standing client relationships and provide our clients with a broad range of services

        We have long-standing relationships with a number of large corporations, public and private institutions and government agencies worldwide. We will continue to focus on client satisfaction along with opportunities to sell a greater range of services to clients and deliver full-service solutions for their needs. For example, as our environmental business has grown, we have provided environmental services for transportation and other infrastructure projects where such services have in the past been subcontracted to third parties.

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

  Continue to pursue our balanced capital allocation strategy

        We intend to pursue a balanced capital allocation strategy that includes acquisitions. This approach has served us well as we have strengthened and diversified our leadership positions geographically, technically and across end markets. We believe that the trend towards consolidation in our industry will continue to produce candidates that align with our acquisition strategy. We also have formed AECOM Capital, an investment fund to invest in public-private partnership and private-sector real estate projects for which we can potentially provide a fully integrated solution that includes equity capital, design, engineering and construction services.

  Strengthen and support human capital

        Our experienced employees and management team are our most valuable resources. Attracting and retaining key personnel has been and will remain critical to our success. We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. We believe that our employee stock ownership and other programs align the interests of our personnel with those of our clients and stockholders.

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year Ended September 30, (in millions)
	2012	2011	2010
Professional Technical Services (PTS)	$7,276.9	$6,877.1	$5,393.7
Management Support Services (MSS)	941.3	1,160.3	1,152.1

Total	$8,218.2	$8,037.4	$6,545.8

  Our Professional Technical Services Segment

        Our PTS segment comprises a broad array of services, generally provided on a fee-for-service basis. These services include planning, consulting, architectural and engineering design, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architectural, landscape and interior design, urban and regional planning, project economics, cost consulting and environmental, health and safety work.

        With our technical and management expertise, we are able to provide our clients with a broad spectrum of services. For example, within our environmental management service offerings, we provide remediation, regulatory compliance planning and management, environmental modeling, environmental impact assessment and environmental permitting for major capital/infrastructure projects.

        Our services may be sequenced over multiple phases. For example, in the area of program management and construction management services, our work for a client may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts typically employ a staff of 10 to more than 100 and, in many cases, operate as an outsourcing arrangement with our staff located at the project site. For example, since 1990, we have been managing renovation work at the Pentagon for the U.S. Department of Defense. Other examples include our construction management services for One World Trade Center, the tallest building in New York, and program management services for Crossrail, the largest addition to the transit system in London and southeast England in half a century.

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

  •
  Marine, Ports and Harbors.  Projects include wharf facilities and container port facilities for private and public port operators. For example, we have provided marine design and engineering services for container facilities in Hong Kong, the Ports of Los Angeles, Long Beach, New York and New

(1)
For additional financial information by segment, see Note 21 in the notes to our consolidated financial statements.

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

  •
  Health Care.  Projects include design services for the Mayo Clinic Gonda Building in Rochester, Minnesota, University Hospital in Dubai Healthcare City and the Samsung Cancer Center in Seoul, Korea. We also have undertaken assignments for the Veterans Affairs Medical Center in Orlando, Florida, and the Minneapolis campus of Children's Hospitals and Clinics of Minnesota.

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

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2012		2011		2010
U.S. Federal Government
PTS	$548.7	7%	$640.8	8%	$549.4	8%
MSS	931.3	11	1,151.4	14	1,152.0	18
U.S. State and Local Governments	1,454.4	18	1,453.3	18	1,362.0	21
Non-U.S. Governments	2,006.4	24	1,931.3	24	1,690.2	26

Subtotal Governments	4,940.8	60	5,176.8	64	4,753.6	73
Private Entities (worldwide)	3,277.4	40	2,860.6	36	1,792.2	27

Total	$8,218.2	100%	$8,037.4	100%	$6,545.8	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 18%, 22% and 26% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2012, 2011 and 2010, respectively. One of these contracts accounted for approximately 4%, 3% and 9% of our revenue in the years ended September 30, 2012, 2011 and 2010, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

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

        For fiscal 2012, 2011 and 2010, cost-reimbursable contracts represented approximately 53%, 54% and 63%, respectively, of our total revenue, consisting of cost-plus contracts and time and material contracts as follows:

	Year Ended September 30,
	2012	2011	2010
Cost-plus contracts	18%	19%	24%
Time and materials contracts	35	35	39

Total	53%	54%	63%

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

        For fiscal 2012, 2011 and 2010, fixed-price contracts represented approximately 47%, 46% and 37%, respectively, of our total revenue. There may be risks associated with completing these projects profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party, or pass-through costs to subcontractors and other parties. Our total backlog is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Our backlog for the year ended September 30, 2012, increased $0.4 billion, or 3%, to $16.0 billion as compared to $15.6 billion for the corresponding period last year.

        The following summarizes contracted and awarded backlog, excluding backlog as of September 30, 2012, 2011 and 2010 related to businesses which we divested, as discussed in Note 5 in the notes to our consolidated financial statements (in billions):

	September 30,
	2012	2011	2010
Contracted backlog:
PTS segment	$7.7	$7.9	$6.1
MSS segment	0.8	1.0	0.7

Total contracted backlog	$8.5	$8.9	$6.8

Awarded backlog:
PTS segment	$6.3	$5.7	$6.4
MSS segment	1.2	1.0	1.5

Total awarded backlog	$7.5	$6.7	$7.9

Total backlog:
PTS segment	$14.0	$13.6	$12.5
MSS segment	2.0	2.0	2.2

Total backlog	$16.0	$15.6	$14.7

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

        Risk management is an integral part of our project management approach and our project execution process. We have an Office of Risk Management that reviews and oversees the risk profile of our operations. Also, pursuant to our internal delegations of authority, we have a formal process whereby a group of senior members of our risk management team evaluate risk through internal risk analyses of higher-risk projects, contracts or other business decisions.

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

        Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act, Arms Export Control Act, Department of Commerce Export and Anti Boycott Regulations, Proceeds of Crime Act, UK Bribery Act and other similar non-U.S. laws and regulations), local government regulations and procurement policies and practices and varying currency, political and economic risks.

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

  Personnel by Segment

	As of September 30,
	2012	2011	2010
Professional Technical Services	37,100	37,500	33,900
Management Support Services	9,300	7,100	13,800
Corporate	400	400	400

Total	46,800	45,000	48,100

  Personnel by Geographic Region

	As of September 30,
	2012	2011	2010
Americas	19,000	21,600	22,000
Europe	5,200	5,200	4,000
Middle East	10,500	7,400	13,400
Asia/Pacific	12,100	10,800	8,700

Total	46,800	45,000	48,100

  Personnel by Segment and Geographic Region

	As of September 30, 2012
	PTS	MSS	Corporate		Total
Americas	15,900	2,700	400	*	19,000
Europe	5,200	—	—		5,200
Middle East	3,900	6,600	—		10,500
Asia/Pacific	12,100	—	—		12,100

Total	37,100	9,300	400	*	46,800

*
Includes individuals employed by foreign subsidiaries.

        A portion of our employees are employed on a project-by-project basis to meet our contractual obligations, generally in connection with government projects in our MSS segment. We believe our employee relations are good.

Geographic Information

        For financial geographic information, please refer to Note 21 to the notes to our consolidated financial statements found elsewhere in this Form 10-K.

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

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2012, 2011 and 2010, approximately 60%, 64% and 73%, respectively, of our revenue was derived from contracts with government entities.

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

        Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. For example, as discussed elsewhere in this report, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2009 by Global Linguists Solutions, a joint venture that includes McNeil Technologies, Inc., in the performance of U.S. government contracts. In addition, the U.S. Attorney's Office (USAO) has informed us that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges relating to one of our subsidiaries' projects in the state of Hawaii. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2012, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 42% of our total revenue. There are risks inherent in doing business internationally, including:

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

Political, economic and military conditions in the Middle East, Africa and other regions could negatively impact our business.

        Last year, civil unrest, which initially began in Tunisia and Egypt, spread to other areas in the Middle East and beyond. Due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board's program to modernize the country's infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs. If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

        The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. In addition, from time to time, government investigations of corruption in construction-related industries affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or material costs to us.

        Some of our services are performed in high-risk locations, such as Afghanistan, and, until recently, Iraq and Libya, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets. For example, as discussed above, we incurred losses related to demobilization and shutdown costs related to the cessation of our operations in Libya due to ongoing civil unrests.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2012, approximately 47% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are more frequently used outside of the United States and, thus, the exposures resulting from fixed-price contracts may increase as we increase our business operations outside of the United States. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 13% of our fiscal 2012 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Of the joint ventures noted above, approximately 7% of our fiscal 2012 revenue was derived from our unconsolidated joint ventures where we generally do not have control of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

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

        We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, and Canada. At September 30, 2012, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $192.2 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

        We have grown in part as a result of our acquisitions over the last several years, and we expect continued growth in the form of additional acquisitions and expansion into new markets. If we are unable to pursue suitable acquisition opportunities, as a result of global economic uncertainty or other factors, our growth may be inhibited. We cannot assure that suitable acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future acquisitions will involve various inherent risks, such as:

  •
  our ability to accurately assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates;

  •
  the potential loss of key personnel of an acquired business;

  •
  increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;

  •
  liabilities related to pre-acquisition activities of an acquired business and the burdens on our staff and resources to comply with, conduct or resolve investigations into such activities;

  •
  post-acquisition integration challenges; and

  •
  post-acquisition deterioration in an acquired business that could result in lower or negative earnings contribution and/or goodwill impairment charges.

        Furthermore, during the acquisition process and thereafter, our management may need to assume significant transaction-related responsibilities, which may cause them to divert their attention from our existing operations. If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. Moreover, we cannot assure that we will continue to successfully expand or that growth or expansion will result in profitability.

Our ability to grow and to compete in our industry will be harmed if we do not retain the continued services of our key technical and management personnel and identify, hire, and retain additional qualified personnel.

        There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel. Our planned growth may place increased demands on our resources and will likely require the addition of technical and management personnel and the development of additional expertise by existing personnel. Also, some of our personnel hold government granted eligibility that may be required to obtain certain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, key technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

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

        At September 30, 2012, our contracted backlog was approximately $8.5 billion and our awarded backlog was approximately $7.5 billion for a total backlog of $16.0 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $1.9 billion as of September 30, 2012. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. In connection with our annual goodwill impairment testing for fiscal 2012, we recorded an impairment charge of $336 million due to market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MSS reporting units.

        If the fair value of our reporting units is less than their carrying value, we could be required to record an additional impairment charge. In addition, if a decrease in our stock price and market capitalization continues over a sustained period, we would have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

        Our debt agreements, including our senior credit facility and the agreement governing our senior notes, contain various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries' business, taken as a whole, and, in the case of our senior credit facility, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.

        All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a calculated threshold. As of September 30, 2012, our consolidated leverage ratio was 2.15, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of September 30, 2012, our net worth was $2.2 billion, which exceeds the calculated threshold of $1.5 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this "Risk Factors" section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

        In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems . We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 78,000 square feet of space at 555 and 515 South Flower Street, Los Angeles, California. Our other offices consist of an aggregate of approximately 7.7 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 14 in the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 20, "Commitments and Contingencies," of this report for a discussion of certain matters to which we are a party. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

ITEM 4.    MINE AND SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 2,170 stockholders of record as of November 7, 2012. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2012:
First quarter	16.84	21.62
Second quarter	20.80	24.06
Third quarter	14.91	22.68
Fourth quarter	15.29	21.62

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2011:
First quarter	23.92	28.77
Second quarter	26.15	29.93
Third quarter	25.82	28.67
Fourth quarter	17.67	28.18

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

  Equity Compensation Plans

        The following table presents certain information about our equity compensation plans as of September 30, 2012:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Equity compensation plans approved by stockholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	2,490,765	$22.81	15,704,260
AECOM Technology Corporation Equity Investment Plan	N/A	N/A	4,189,556
AECOM Technology Corporation Employee Stock Purchase Plan	N/A	N/A	6,764,162
AECOM Technology Corporation Global Stock Program(a)	N/A	N/A	22,716,027

Total	2,490,765	$22.81	49,374,005

(a)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, and United Kingdom; and for North America, the Retirement & Savings Plan and Equity Investment Plan.

  Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock (ACM) with that of the S&P MidCap 400 and the S&P 1500 SuperComposite Engineering and Construction indices from October 1, 2007 to September 30, 2012. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

Comparison of Percentage Change
October 1, 2007—September 30, 2012

End-of-Month Prices by Quarter

	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010
AECOM	28.57	26.01	32.53	24.44	30.73	26.08	32.00	27.14	27.50	28.37	23.06
S&P MidCap 400	858.20	779.51	819.00	727.29	538.28	489.00	578.14	691.02	726.67	789.90	711.73
S&P 1500 Super Composite Engineering and Construction	215.20	176.98	222.13	145.96	126.35	113.38	137.70	140.92	129.42	138.10	123.09

	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012
AECOM	24.26	27.97	27.73	27.34	17.67	20.57	22.37	16.45	21.16
S&P MidCap 400	802.10	907.25	989.05	978.64	781.26	879.16	994.30	941.64	989.02
S&P 1500 Super Composite Engineering and Construction	131.29	155.98	172.46	156.12	112.61	132.27	150.66	129.37	145.58

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

  Stock Repurchase Program

        In August 2011, our Board of Directors authorized a stock repurchase program, pursuant to which we could purchase up to $200 million of our common stock. We completed the initial authorization to purchase $200 million of our common stock during the quarter ended June 30, 2012.

        In August 2012, our Board of Directors authorized an additional $300 million to purchase our common stock under the stock repurchase program. Share repurchases under this program may be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. The timing, nature and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended September 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1 - 31, 2012	—	$—	—	$—
August 1 - 31, 2012	0.5	19.43	0.5	290.7
September 1 - 30, 2012	2.5	20.95	2.5	237.7

Total	3.0	20.71	3.0	237.7

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

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Revenue	$8,218	$8,037	$6,546	$6,119	$5,195
Cost of revenue	7,796	7,570	6,116	5,768	4,908

Gross profit	422	467	430	351	287
Equity in earnings of joint ventures	49	45	21	23	22
General and administrative expenses	(81)	(91)	(110)	(87)	(70)
Goodwill impairment	(336)	—	—	—	—

Income from operations	54	421	341	287	239
Other income	9	3	10	2	(3)
Interest expense—net	(45)	(40)	(10)	(11)	1

Income from continuing operations before income tax expense	18	384	341	278	237
Income tax expense	75	100	92	77	77

(Loss) income from continuing operations	(57)	284	249	201	160
Discontinued operations, net of tax	—	—	—	3	1

Net (loss) income	(57)	284	249	204	161
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(2)	(8)	(12)	(14)	(14)

Net (loss) income attributable to AECOM	$(59)	$276	$237	$190	$147

Net (loss) income attributable to AECOM per share:
Basic
Continuing operations	$(0.52)	$2.35	$2.07	$1.73	$1.44
Discontinued operations	—	—	—	.03	.01

	$(0.52)	$2.35	$2.07	$1.76	$1.45

Diluted
Continuing operations	$(0.52)	$2.33	$2.05	$1.70	$1.41
Discontinued operations	—	—	—	.03	—

	$(0.52)	$2.33	$2.05	$1.73	$1.41

Weighted average shares outstanding:
Basic	112	117	114	108	101
Diluted	112	118	115	110	104

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$103	$110	$79	$84	$63
Amortization expense of acquired intangible assets(2)	24	36	19	26	18
Capital expenditures	63	78	68	63	69
Contracted backlog	$8,499	$8,881	$6,802	$5,356	$4,811
Number of full-time and part-time employees	46,800	45,000	48,100	43,200	43,000

(1)
Includes amortization of deferred debt issuance costs.

(2)
Included in depreciation and amortization above.

	As of September 30,
	2012	2011	2010	2009	2008
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$594	$457	$613	$291	$197
Working capital	1,069	1,176	1,094	658	664
Total assets	5,665	5,789	5,243	3,790	3,596
Long-term debt excluding current portion	907	1,145	915	142	366
AECOM Stockholders' equity	2,169	2,340	2,090	1,730	1,423

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

Overview

        We are a leading global provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 46,800 employees.

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

        Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to institutional, commercial and government clients worldwide in end markets such as transportation, facilities, environmental and energy markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Our PTS segment contributed $7.3 billion, or 89%, of our fiscal 2012 revenue.

        Our MSS segment provides facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractors and other direct costs. Our MSS segment contributed $941 million, or 11%, of our fiscal 2012 revenue.

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

Acquisitions

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2012, was $15.4 million for an environmental engineering firm in Asia.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2011, was $453.3 million.

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2010, was $768.0 million.

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

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in millions)
Other Financial Data:
Revenue	$8,218	$8,037	$6,546	$6,119	$5,195
Other direct costs(1)	3,034	2,856	2,340	2,300	1,905

Revenue, net of other direct costs(1)	5,184	5,181	4,206	3,819	3,290
Cost of revenue, net of other direct costs(1)	4,762	4,714	3,776	3,468	3,003

Gross profit	422	467	430	351	287
Equity in earnings of joint ventures	49	45	21	23	22
General and administrative expenses	(81)	(91)	(110)	(87)	(70)
Goodwill impairment	(336)	—	—	—	—

Income from operations	$54	$421	$341	$287	$239

Reconciliation of Cost of Revenue:
Other direct costs	$3,034	$2,856	$2,340	$2,300	$1,905
Cost of revenue, net of other direct costs	4,762	4,714	3,776	3,468	3,003

Cost of revenue	$7,796	$7,570	$6,116	$5,768	$4,908

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

  Goodwill Impairment

        See Critical Accounting Policies and Consolidated Results below.

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

  Claims Recognition

        Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved contracts as to both scope and price or other causes of unanticipated additional costs. We record contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, we record revenue only to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

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

        Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we account for such costs in accordance with the Cost Accounting Standards of the FAR (CAS). If the DCAA determines we have not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future.

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

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed pre-tax earnings of non-U.S. operations of approximately $797.4 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time.

  Goodwill and Acquired Intangible Assets

        Goodwill represents the excess amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include backlog and customer relationships.

        We test goodwill for impairment at least annually for each reporting unit. We have multiple reporting units. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units.

        The impairment test is a two-step process. During the first step, we estimate the fair value of the reporting unit using income and market approaches, and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires us to perform a hypothetical purchase allocation for that reporting unit and to compare the resulting current implied fair value of the goodwill to the current carrying value of the goodwill for that reporting unit. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized.

        During the fourth quarter of our year ended September 30, 2012, we conducted our annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment. As a result of the first step of the impairment analysis, due to market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MSS reporting units, we determined that goodwill was impaired. The second step of the analysis is performed to measure the impairment as the excess of the goodwill carrying value over its implied fair value. This analysis resulted in an impairment of $336.0 million, or $317.2 million, net of tax.

        Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, a 1% increase in the WACC rate represents a $450 million increase to the fair value of our reporting units. A 1% decrease in the terminal growth rate represents a $300 million decrease to the fair value of our reporting units.

  Pension Plans

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $17.3 million to our international plans in fiscal 2013. We do not have a required minimum contribution for our U.S. plans; however, we may make additional discretionary contributions. We currently expect to contribute $8.9 million to our U.S. plans in fiscal 2013. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $31.6 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would increase by approximately $0.3 million and $1.4 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $16.1 million and plan expense would increase by approximately $1.0 million.

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

        Capital market expectations for determining the long term rate of return on assets are based on forward-looking assumptions which reflect a 20-year view of the capital markets. In establishing those capital market assumptions and expectations, we rely on the assistance of our actuary and our investment consultant. We and the plan trustees review whether changes to the various plans' target asset allocations are appropriate. A change in the plans' target asset allocations would likely result in a change in the expected return on asset assumptions. In assessing a plan's asset allocation strategy, we and the plan trustees consider factors such as the structure of the plan's liabilities, the plan's funded status, and the impact of the asset allocation to the volatility of the plan's funded status, so that the overall risk level resulting from our defined benefit plans is appropriate within our risk management strategy.

        Between September 30, 2011 and September 30, 2012, the aggregate worldwide pension deficit grew from $166.5 million to an estimated $192.2 million. This increase in unfunded liabilities is primarily driven by decreases in U.S. and international discount rates. Although funding rules are subject to local laws and regulations and vary by location, we expect to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

        We limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, we generally do not need to hedge foreign currency cash flows for contract work performed. However, we will use foreign exchange derivative financial instruments from time to time to mitigate foreign currency risk. The functional currency of all significant foreign operations is the respective local currency.

Fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2012	September 30, 2011
			$	%
	($ in millions)
Revenue	$8,218.2	$8,037.4	$180.8	2.2%
Other direct costs	3,034.3	2,856.6	177.7	6.2

Revenue, net of other direct costs	5,183.9	5,180.8	3.1	0.1
Cost of revenue, net of other direct costs	4,762.0	4,714.1	47.9	1.0

Gross profit	421.9	466.7	(44.8)	(9.6)
Equity in earnings of joint ventures	48.6	44.8	3.8	8.5
General and administrative expense	(80.9)	(90.3)	9.4	(10.4)
Goodwill impairment	(336.0)	—	(336.0)	*

Income from operations	53.6	421.2	(367.6)	(87.3)
Other income	9.0	3.4	5.6	164.7
Interest expense—net	(45.1)	(40.4)	(4.7)	11.6

Income from continuing operations before income tax expense	17.5	384.2	(366.7)	(95.4)
Income tax expense	74.4	100.1	(25.7)	(25.7)

Net (loss) income	(56.9)	284.1	(341.0)	(120.0)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(1.7)	(8.3)	6.6	(79.5)

Net (loss) income attributable to AECOM	$(58.6)	$275.8	$(334.4)	(121.2)%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.9	91.0

Gross margin	8.1	9.0
Equity in earnings of joint ventures	0.9	0.9
General and administrative expense	(1.5)	(1.8)
Goodwill impairment	(6.5)	0.0

Income from operations	1.0	8.1
Other income	0.2	0.1
Interest expense—net	(0.9)	(0.8)

Income from continuing operations before income tax expense	0.3	7.4
Income tax expense	1.4	1.9

Net (loss) income	(1.1)	5.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	0.0	(0.2)

Net (loss) income attributable to AECOM	(1.1)%	5.3%

  Revenue

        Our revenue for the year ended September 30, 2012, increased $180.8 million, or 2.2%, to $8,218.2 million as compared to $8,037.4 million for the corresponding period last year. Revenue provided by acquired companies was $35.1 million for the year ended September 30, 2012. Excluding the revenue provided by acquired companies, revenue increased $145.7 million, or 1.8%, from the year ended September 30, 2011.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2012, was primarily attributable to increased demand for our construction management services in the Americas of approximately $220 million, engineering and program management services on infrastructure projects in Australia and Asia of approximately $170 million and $95 million, respectively, partially offset by the effect of foreign currencies of $40 million, a reduction in services in our MSS segment noted below of approximately $220 million, a reduction in engineering and program management services provided in the United States of approximately $50 million, and a reduction in services provided in Libya of approximately $30 million.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs, for the year ended September 30, 2012 increased $3.1 million, or 0.1%, to $5,183.9 million as compared to $5,180.8 million for the corresponding period last year. Revenue, net of other direct costs, of $27.4 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $24.3 million, or 0.5%, over the year ended September 30, 2011.

        The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2012, was primarily due to a reduction in engineering and program management services in the United States, the Middle East and Europe of approximately $75 million, $40 million, and $30 million, respectively, in addition to the effect of foreign currencies of $30 million. These decreases were partially offset by an increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $75 million, respectively.

  Gross Profit

        Our gross profit for the year ended September 30, 2012 decreased $44.8 million, or 9.6%, to $421.9 million as compared to $466.7 million for the corresponding period last year. Gross profit provided by acquired companies was $3.8 million. Excluding gross profit provided by acquired companies, gross profit decreased $48.6 million, or 10.4%, from the year ended September 30, 2011. For the year ended September 30, 2012, gross profit, as a percentage of revenue, net of other direct costs, decreased to 8.1% from 9.0% in the year ended September 30, 2011.

        The decreases in gross profit and gross profit, as a percentage of revenue, net of other direct costs for the year ended September 30, 2012, as compared to the corresponding period in the prior year were primarily attributable to reductions in gross profit in our MSS segment noted below.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2012, was $48.6 million compared to $44.8 million in the corresponding period last year. No equity in earnings of joint ventures was provided by acquired companies.

        The increase for the year ended September 30, 2012, was primarily due to increased activity in joint ventures on projects for the U.S. Army and Department of Energy, partially offset by decreased activity in a joint venture in Iraq for the U.S. Department of Defense.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2012, decreased $9.4 million, or 10.4%, to $80.9 million as compared to $90.3 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 1.8% in the year ended September 30, 2011, to 1.5% in the year ended September 30, 2012.

        The decrease in general and administrative expenses was primarily attributable to reduced expenses related to employee compensation.

  Goodwill Impairment

        During the fourth quarter of our year ended September 30, 2012, we conducted our annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment. As a result of the first step of the impairment analysis, due to market conditions and business trends within the EMEA and MSS reporting units, we determined that goodwill was impaired. The second step of the analysis is performed to measure the impairment as the excess of the goodwill carrying value over its implied fair value. This analysis resulted in an impairment of $336.0 million, or $317.2 million, net of tax.

  Other Income

        Our other income for the year ended September 30, 2012, was $9.0 million as compared to $3.4 million for the year ended September 30, 2011.

        Other income is primarily related to investment earnings.

  Interest Income / Expense—Net

        Our net interest expense for the year ended September 30, 2012, was $45.1 million as compared to $40.4 million of net interest expense for the year ended September 30, 2011.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2012, decreased $25.7 million, or 25.7%, to $74.4 million as compared to $100.1 million for the year ended September 30, 2011. The effective tax rate was 425.7% and 26.1% for the years ended September 30, 2012 and 2011, respectively.

        The 425.7% effective tax rate for the year ended September 30, 2012, differs from the statutory rate of 35% primarily due to the goodwill impairment charge taken during the year, the majority of which is not deductible for tax purposes.

  Net (Loss) Income Attributable to AECOM

        The factors described above resulted in the net loss attributable to AECOM of $58.6 million for year ended September 30, 2012, as compared to net income attributable to AECOM of $275.8 million for the year ended September 30, 2011.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended
			Change
	September 30, 2012	September 30, 2011
			$	%
	($ in millions)
Revenue	$7,276.9	$6,877.1	$399.8	5.8%
Other direct costs	2,669.6	2,264.9	404.7	17.9

Revenue, net of other direct costs	4,607.3	4,612.2	(4.9)	(0.1)
Cost of revenue, net of other direct costs	4,183.5	4,194.5	(11.0)	(0.3)

Gross profit	$423.8	$417.7	$6.1	1.5%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	90.8	90.9

Gross profit	9.2%	9.1%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2012, increased $399.8 million, or 5.8%, to $7,276.9 million as compared to $6,877.1 million for the corresponding period last year. Revenue provided by acquired companies was $35.1 million. Excluding revenue provided by acquired companies, revenue increased $364.7 million, or 5.3%, over the year ended September 30, 2011.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2012, was primarily attributable to increased demand for our construction management services in the Americas of approximately $220 million, engineering and program management services on infrastructure projects in Australia and Asia of approximately $170 million and $95 million, respectively, partially offset by the effect of foreign currencies of $40 million, a reduction in engineering and program management services provided in the United States of approximately $50 million, and a reduction in services provided in Libya of approximately $30 million.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our PTS segment for the year ended September 30, 2012, decreased $4.9 million, or 0.1%, to $4,607.3 million as compared to $4,612.2 million for the corresponding period last year. Revenue, net of other direct costs provided by acquired companies was $27.4 million. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $32.3 million, or 0.7%, over the year ended September 30, 2011.

        The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2012, was primarily due to decreased engineering and program management services in the United States, the Middle East and Europe of $75 million, $40 million, and $30 million, respectively, in addition to the effect of foreign currencies of $30 million. These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $75 million, respectively. Revenue, net of other direct costs, excluding the effects of acquired companies, was relatively consistent with the prior period primarily due to the increase in subcontractor costs from our construction management services.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2012, increased $6.1 million, or 1.5%, to $423.8 million as compared to $417.7 million for the corresponding period last year. Gross profit provided by acquired companies was $3.8 million. Excluding gross profit provided by acquired companies, gross profit increased $2.3 million, or 0.6%, from the year ended September 30, 2011. As a percentage of revenue, net of other direct costs, gross profit increased to 9.2% of revenue, net of other direct costs, for the year ended September 30, 2012, from 9.1% in the corresponding period last year.

Management Support Services

	Fiscal Year Ended
			Change
	September 30, 2012	September 30, 2011
			$	%
	($ in millions)
Revenue	$941.3	$1,160.3	$(219.0)	(18.9)%
Other direct costs	364.7	591.7	(227.0)	(38.4)

Revenue, net of other direct costs	576.6	568.6	8.0	1.4
Cost of revenue, net of other direct costs	578.5	519.6	58.9	11.3

Gross (loss) profit	$(1.9)	$49.0	$(50.9)	(103.9)%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	100.3	91.4

Gross (loss) profit	(0.3)%	8.6%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2012, decreased $219.0 million, or 18.9%, to $941.3 million as compared to $1,160.3 million for the corresponding period last year. No revenue was provided by acquired companies.

        The decrease in revenue for the year ended September 30, 2012, was primarily attributable to reduced U.S. government activities in the Middle East related to the completion in February 2011 of our combat support project, which resulted in an approximate $220 million reduction in revenue.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our MSS segment for the year ended September 30, 2012, increased $8.0 million, or 1.4%, to $576.6 million as compared to $568.6 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

  Gross (Loss) Profit

        Gross (loss) profit for our MSS segment for the year ended September 30, 2012, decreased $50.9 million, or 103.9%, to $(1.9) million as compared to $49.0 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross (loss) profit decreased to (0.3)% of revenue, net of other direct costs, for the year ended September 30, 2012, from 8.6% in the corresponding period last year. No gross profit was provided by acquired companies.

        The decrease in gross (loss) profit and gross (loss) profit, as a percentage of revenue, net of other direct costs, for the year ended September 30, 2012, was primarily due to reduced revenue from the combat support project noted in Revenue above, and decreased performance on several projects in our national security programs and contract field teams services, and the settlement of the previously disclosed Combat Support Associates Defense Contract Audit Agency Form 1.

Fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2011	September 30, 2010
			$	%
	($ in millions)
Revenue	$8,037.4	$6,545.8	$1,491.6	22.8%
Other direct costs	2,856.6	2,340.0	516.6	22.1

Revenue, net of other direct costs	5,180.8	4,205.8	975.0	23.2
Cost of revenue, net of other direct costs	4,714.1	3,775.5	938.6	24.9

Gross profit	466.7	430.3	36.4	8.5
Equity in earnings of joint ventures	44.8	21.0	23.8	113.3
General and administrative expense	(90.3)	(110.5)	20.2	(18.3)

Income from operations	421.2	340.8	80.4	23.6
Other income	3.4	10.2	(6.8)	(66.7)
Interest expense—net	(40.4)	(9.9)	(30.5)	308.1

Income from continuing operations before income tax expense	384.2	341.1	43.1	12.6
Income tax expense	100.1	91.7	8.4	9.2

Income from continuing operations	284.1	249.4	34.7	13.9
Discontinued operations, net of tax	—	(0.1)	0.1	(100.0)

Net income	284.1	249.3	34.8	14.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(8.3)	(12.4)	4.1	(33.1)

Net income attributable to AECOM	$275.8	$236.9	$38.9	16.4%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.0	89.8

Gross margin	9.0	10.2
Equity in earnings of joint ventures	0.9	0.5
General and administrative expense	(1.8)	(2.6)

Income from operations	8.1	8.1
Other income	0.1	0.2
Interest expense—net	(0.8)	(0.2)

Income from continuing operations before income tax expense	7.4	8.1
Income tax expense	1.9	2.2

Income from continuing operations	5.5	5.9
Discontinued operations, net of tax	—	—

Net income	5.5	5.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.2)	(0.3)

Net income attributable to AECOM	5.3%	5.6%

  Revenue

        Our revenue for the year ended September 30, 2011, increased $1.5 billion, or 22.8%, to $8.0 billion as compared to $6.5 billion for the prior year. Excluding revenue provided by acquired companies, revenue decreased $119.9 million, or 1.8%, from the year ended September 30, 2010.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2011, was primarily attributable to reductions in services for clients in Libya, United States, Europe, and Canada of approximately $90 million, $40 million, $40 million, and $30 million, respectively, and a $297 million decrease in our MSS segment primarily due to the completion of the project with the U.S. government noted below in the segment information. These decreases were partially offset by increased demand for our engineering program management services on infrastructure projects in Australia and Asia of approximately $150 million and $65 million, respectively, and approximately $155 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars).

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs for the year ended September 30, 2011, increased $975.0 million, or 23.2%, to $5.2 billion as compared to $4.2 billion for the prior year. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs increased $201.2 million, or 4.8%, over the year ended September 30, 2010.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2011, was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia, and Asia of approximately $115 million, and $55 million, respectively, and approximately $125 million in increased revenue, net of other direct costs, attributable to stronger foreign currencies (primarily the Australian and Canadian dollars). Additionally, we experienced an increase of $51 million in our MSS segment. These increases were partially offset by reductions in services for clients in Libya, the United States, and Europe of $55 million, $50 million, and $35 million, respectively.

  Gross Profit

        Our gross profit for the year ended September 30, 2011, increased $36.4 million, or 8.5%, to $466.7 million, as compared to $430.3 million in the prior year. Excluding gross profit provided by acquired companies, gross profit decreased $11.6 million, or 2.7%, from the year ended September 30, 2010. For the year ended September 30, 2011, gross profit, as a percentage of revenue, net of other direct costs, decreased to 9.0% from 10.2% in the year ended September 30, 2010.

        The increase in gross profit for the year ended September 30, 2011, was primarily due to increases in revenue, net of other direct costs, pension curtailment gains in our PTS segment of $4.2 million, and gross profit provided by our MSS segment, partially offset by the cessation of service provided under the Libyan Housing and Infrastructure Board project. Additionally, challenges in our Western European business, particularly in the United Kingdom, led us to restructure certain portions of this business in order to reduce our cost structure. The result of such actions resulted in facility exit and employee severance expenses of $12 million during the three months ended September 30, 2011.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2011, increased $23.8 million, or 113%, to $44.8 million as compared to $21.0 million in the prior year. Excluding acquired companies, equity in earnings of joint ventures increased $9.5 million.

        The increase, excluding acquired companies, was primarily due to increased activity in a joint venture that provides service to the U.S. Navy.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2011, decreased $20.2 million, or 18.3%, to $90.3 million as compared to $110.5 million for the prior year. For the year ended September 30, 2011, general and administrative expenses, as a percentage of revenue, net of other direct costs was 1.8% as compared to 2.6% in the prior year.

        The decrease in general and administrative expenses was primarily attributable to reduced expenses related to employee compensation and acquisitions.

  Other Income / Expense

        Our other income for the year ended September 30, 2011, was $3.4 million as compared to other income of $10.2 million for the year ended September 30, 2010.

        Other income is primarily comprised of net gains and losses on investments we hold related to a deferred compensation plan, which was terminated in December 2010, as discussed in Note 17 in the notes to our consolidated financial statements. The decrease was primarily due to this termination.

  Interest Income / Expense—Net

        Our net interest expense for the year ended September 30, 2011, was $40.4 million as compared to $9.9 million for the year ended September 30, 2010.

        The increase in interest expense primarily relates to increased borrowings associated with the funding of acquisitions.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2011, increased $8.4 million to $100.1 million as compared to $91.7 million for the year ended September 30, 2010. The effective tax rate was 26.1% and 26.9% for the years ended September 30, 2011, and 2010, respectively.

        During the fiscal year ended September 30, 2011, our effective tax rate was favorably impacted by lower tax rates applied to foreign earnings and a one-time benefit from the retroactive extension of the U.S. federal research credit during the year. During the fiscal year ended September 30, 2010, our effective tax rate was decreased due to a remeasurement of existing uncertain tax positions for effectively settled audit issues related to fiscal years ended September 30, 2007, and September 30, 2006.

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

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2011, increased $1.5 billion, or 27.5%, to $6.9 billion as compared to $5.4 billion for the prior year. Excluding revenue provided by acquired companies, revenue increased $177.4 million, or 3.3%, over the year ended September 30, 2010.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2011, was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia, and Asia of approximately $150 million, and $65 million, respectively, and approximately $155 million in increased revenue attributable to stronger foreign currencies (primarily the Australian and Canadian dollars). These increases were partially offset by reductions in services for clients in Libya, the United States, Europe and Canada of $90 million, $40 million, $40 million and $30 million, respectively.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our PTS segment for the year ended September 30, 2011, increased $772.9 million, or 20.1%, to $4.6 billion as compared to $3.8 billion for the prior year. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $150.7 million, or 3.9%, over the year ended September 30, 2010.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2011, was primarily attributable to increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $115 million and $55 million, respectively, and approximately $125 million in increased revenue, net of other direct costs, attributable to stronger foreign currencies (primarily the Australian and Canadian dollars). These increases were partially offset by reductions in services in Libya, the United States and Europe of $55 million, $50 million and $35 million, respectively.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2011, increased $27.9 million, or 7.2%, to $417.7 million as compared to $389.8 million for the prior year. Excluding gross profit provided by acquired companies, gross profit decreased $5.3 million, or 1.4%. As a percentage of revenue, net of other direct costs, gross profit decreased to 9.1% of revenue, net of other direct costs, for the year ended September 30, 2011, from 10.2% in the prior year.

        The increase in gross profit for the year ended September 30, 2011, was primarily attributable to the increase in revenue, net of other direct costs, pension curtailment gains of $4.2 million, and stronger foreign currencies (primarily the Australian and Canadian dollars) of $10 million, partially offset by a $24.5 million reduction resulting from the Libyan project. Additionally, challenges in our Western European business, particularly in the United Kingdom, led us to restructure certain portions of this business in order to reduce our cost structure, including facility exit and employee severance costs. The result of such actions resulted in expenses of $12 million during the fourth quarter ended September 30, 2011.

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

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2011, increased $8.2 million, or 0.7%, to $1.2 billion as compared to $1.2 billion for the prior year. Excluding revenue provided by acquired companies, revenue decreased $297.3 million, or 25.8%, over the year ended September 30, 2010.

        The decrease in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2011, was primarily attributable to $355 million in decreased activity from our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs for our MSS segment for the year ended September 30, 2011, increased $202.1 million, or 55.1%, to $568.6 million as compared to $366.5 million for the prior year. Excluding revenue, net of other direct costs provided by acquired companies, revenue, net of other direct costs, increased $50.5 million, or 13.8%, over the year ended September 30, 2010.

        The increase in revenue, net of other direct costs, excluding acquired companies, for the year ended September 30, 2011, was primarily attributable to increased activity of self-performed work for our global maintenance and support services for the United States Army and various projects with United States security and intelligence agencies.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2011, increased $8.5 million, or 21.0%, to $49.0 million as compared to $40.5 million for the prior year. Excluding gross profit provided by acquired companies, gross profit decreased $6.3 million, or 15.6%. As a percentage of revenue, net of other direct costs, gross profit decreased to 8.6% in the year ended September 30, 2011, from 11.1% in the prior year.

        The decrease in gross profit, excluding acquired companies, for the year ended September 30, 2011, was primarily attributable to decreased activity from our Combat Support project with the U.S. government in the Middle East, which was completed in February 2011.

        The decrease in gross profit, as a percentage of revenue, net of other direct costs for the year ended September 30, 2011, was primarily due to decreased activity from our Combat Support project and a depot maintenance project for the United States Army.

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

        At September 30, 2012, cash and cash equivalents were $593.8 million, an increase of $136.9 million, or 30.0%, from $456.9 million at September 30, 2011. The increase in cash and cash equivalents was primarily attributable to net cash provided by operating activities and a decrease in cash payments for business acquisitions partially offset by our net repayment of borrowings.

        Net cash provided by operating activities was $433.4 million for the year ended September 30, 2012, an increase of $301.4 million from $132.0 million for the year ended September 30, 2011. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The increase provided by our accounts receivable was partially due to the sale of trade receivables to a financial institution, of which $31.2 million was outstanding as of September 30, 2012, as discussed in Note 6, Accounts Receivable—Net, in the notes to our consolidated financial statements. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM. The change was also due to payments made in December 2010 for the $89.7 million settlement of our U.S. deferred compensation plan liability and a decrease of $60.0 million in excess tax benefit from share-based payments, which was primarily attributable to this plan's equity distribution.

        Net cash used in investing activities was $73.8 million for the year ended September 30, 2012, compared with $421.9 million for the year ended September 30, 2011. This decrease was primarily attributable to a $353.0 million decrease in payments for business acquisitions, partially offset by a $63.3 million decrease in proceeds from the sale of investments in a rabbi trust due to the settlement of our U.S. deferred compensation plan liability.

        Net cash used in financing activities was $237.6 million for the year ended September 30, 2012, compared with net cash provided by financing activities of $137.5 million for the year ended September 30, 2011. The change was primarily attributable to a $319.4 million decrease in net borrowings under credit agreements, primarily due to reduced business combinations and a decrease of $60.0 million in excess tax benefit from share-based payments, which was primarily attributable to our U.S. deferred compensation plan distribution in December 2010.

  Working Capital

        Working capital, or current assets less current liabilities, decreased $106.7 million, or 9.1%, to $1,068.9 million at September 30, 2012, from $1,175.6 million at September 30, 2011. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $20.3 million, or 1.0%, to $2,075.6 million at September 30, 2012.

        Accounts receivable increased 0.7%, or $15.7 million, to $2,395.9 million at September 30, 2012, from $2,380.2 million at September 30, 2011.

        Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, excluding the effects of recent acquisitions, at September 30, 2012, was 91 days compared to the 88 days at September 30, 2011.

        In Note 6, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

        Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of September 30, 2012 and 2011. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

  Debt

        Debt consisted of the following:

	September 30, 2012	September 30, 2011
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	256.8	253.6
Unsecured revolving credit facility	24.0	101.4
Notes secured by real properties	24.2	25.2
Other debt	14.7	32.3

Total debt	1,069.7	1,162.5
Less: Current portion of debt and short-term borrowings	(162.6)	(17.8)

Long-term debt, less current portion	$907.1	$1,144.7

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2012:

Fiscal Year
2013	$162.6
2014	152.1
2015	151.7
2016	325.8
2017	1.6
Thereafter	275.9

Total	$1,069.7

  Unsecured Term Credit Agreement

        In September 2011, we entered into an Amended and Restated Credit Agreement (the "Term Credit Agreement") with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions, including Company and lender approval. We used approximately $600 million of the proceeds from the loans to repay indebtedness under our prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under our revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011, was the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%. For the years ended September 30, 2012 and 2011, the average interest rate of our term loan facility was 2.19% and 3.01%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are made on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. We may optionally prepay the loans at any time, without penalty.

  Unsecured Senior Notes

        In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $81.8 million and $78.6 million at September 30, 2012 and 2011, respectively, which have an effective interest rate of 5.62%. The fair value of our unsecured senior notes was approximately $277.8 million at September 30, 2012, and $259.2 million at September 30, 2011. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

  Unsecured Revolving Credit Facility

        In July 2011, we entered into a Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated our unsecured revolving credit facility and increased our available borrowing capacity to $1.05 billion in order to support our working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may also, at our option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At September 30, 2012 and 2011, $24.0 million and $101.4 million, respectively, were outstanding under our revolving credit facility. At September 30, 2012 and 2011, outstanding standby letters of credit totaled $35.1 million and $32.1 million, respectively, under our revolving credit facility. As of September 30, 2012, we had $990.9 million available under our Revolving Credit Agreement.

  Covenants and Restrictions

        Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of September 30, 2012, our consolidated leverage ratio was 2.15, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

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

        Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders' equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2012, this amount was $2.2 billion, which exceeds the calculated threshold of $1.5 billion.

        Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At September 30, 2012, we were in compliance with all such covenants.

        Our average effective interest rate on borrowings, including the effects of the swaps agreements, refer to Note 11 in the notes to our consolidated financial statements for additional information regarding our interest rate swap agreements, during the years ended September 30, 2012 and 2011 was 3.1% and 3.3%, respectively.

  Notes Secured by Real Properties

        Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the revolving credit facility discussed above, at September 30, 2012, we had $470.1 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $209.8 million was utilized for outstanding standby letters of credit.

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

        Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2012, there was approximately $244.9 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the year ended September 30, 2012, were $13.2 million for U.S. plans and $17.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

  Combat Support Associates Joint Venture

        As of September 30, 2012, we have settled the previously disclosed Combat Support Associates Defense Contract Audit Agency (DCAA) Form 1 matter.

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

        Additionally, on April 20, 2012, GLS received a subpoena from the Inspector General of the U.S. Department of Defense requesting documentation related to this contract with the United States Army. GLS plans to respond fully to the request. If the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful or there are unfavorable consequences from the Inspector General's investigation, these events could have a material adverse effect on our results of operations.

  AECOM Australia

        In 2005 and 2006, our main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway's design and construction, the client formed a special purpose vehicle (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and another approximately $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

        A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012, claiming damages that purportedly resulted from AECOM Australia's role in connection with the above described traffic forecast. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers' claim.

        AECOM Australia intends to vigorously defend the claims brought against it.

  Hawaii Project

        The U.S. Attorney's Office (USAO) informed us that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services our subsidiary provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. We have cooperated fully with the investigation and, as of this date, no actions have been filed. We believe that the investigation will show that there has been no criminal wrongdoing on our part or any of our subsidiaries and, if any actions are brought, we intend to vigorously defend against such actions.

        The services performed by the subsidiary included the preparation of a pollution control plan, which the operator used to obtain permits necessary for the operation of the landfill. The USAO is investigating whether flooding at the landfill that resulted in the discharge of waste materials and storm water into the

Pacific Ocean in December 2010 and January 2011 was due in part to reliance on information contained in the plan prepared by our subsidiary.

  Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2012:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$1,069.7	$162.6	$303.8	$327.4	$275.9
Interest on debt	166.8	22.8	42.2	36.0	65.8
Operating leases	1,059.3	201.6	315.3	222.5	319.9
Other	39.6	39.6	—	—	—
Pension obligations	353.7	35.3	63.8	67.9	186.7

Total contractual obligations and commitments	$2,689.1	$461.9	$725.1	$653.8	$848.3

New Accounting Pronouncements and Changes in Accounting

        In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. We adopted this guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance was adopted by us in our fiscal year beginning October 1, 2011. Since the Company carried no material Level 3 assets or liabilities during the period, the adoption of the separate disclosures related to Level 3 measurements did not have a material impact on our consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance was effective for us in our second quarter ending March 31, 2012, and did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new standard will require companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders' equity. This guidance is effective for us in our fiscal year beginning October 1, 2012, and, although it will change the financial statement presentation, it is not expected to have a material impact on our financial condition or results of operations.

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

Off-Balance Sheet Arrangements

        We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest entities. We have consolidated all joint ventures for which we have control. For all others, our portion of the earnings are recorded in equity in earnings of joint ventures. See Note 8 in the notes to our consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

  Foreign Exchange Rates

        We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. We do not comprehensively hedge our exposure to currency rate changes; however, our exposure to foreign currency fluctuations is limited in that most of our contracts require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we typically do not need to hedge most foreign currency cash flows for contract work performed. The functional currency of our significant foreign operations is the local currency.

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2012 and 2011, we had $774.0 million and $851.4 million, respectively, outstanding borrowings under our credit facility and our term credit agreements. Interest on amounts borrowed under the credit facility and our term credit agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 1% to 2.5%. For the year ended September 30, 2012, our weighted average floating rate borrowings were $413.5 million. If short term floating interest rates had increased or decreased by 1%, our annual interest expense would have increased or decreased by $4.1 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of
AECOM Technology Corporation

        We have audited the accompanying consolidated balance sheets of AECOM Technology Corporation (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM Technology Corporation's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway and our report dated November 16, 2012 expressed an unqualified opinion thereon.

        Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The information contained in Schedule II: Valuation and Qualifying Accounts included in Item 8 on page 108 of the Form 10-K is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of
AECOM Technology Corporation

        We have audited AECOM Technology Corporation's (the "Company") internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). AECOM Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AECOM Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM Technology Corporation as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 16, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 16, 2012

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$456,983	$349,868
Cash in consolidated joint ventures	136,793	107,072

Total cash and cash equivalents	593,776	456,940
Accounts receivable—net	2,395,881	2,380,181
Prepaid expenses and other current assets	140,764	100,575
Income taxes receivable	—	45,239
Deferred tax assets—net	16,872	7,131

TOTAL CURRENT ASSETS	3,147,293	2,990,066
PROPERTY AND EQUIPMENT—NET	325,917	323,826
DEFERRED TAX ASSETS—NET	126,948	82,966
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	91,049	71,124
GOODWILL	1,775,352	2,086,330
INTANGIBLE ASSETS—NET	96,973	119,140
OTHER NON-CURRENT ASSETS	101,036	115,876

TOTAL ASSETS	$5,664,568	$5,789,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,641	$6,570
Accounts payable	761,211	679,111
Accrued expenses and other current liabilities	821,663	792,690
Income taxes payable	12,641	—
Billings in excess of costs on uncompleted contracts	320,296	324,899
Current portion of long-term debt	160,950	11,176

TOTAL CURRENT LIABILITIES	2,078,402	1,814,446
OTHER LONG-TERM LIABILITIES	454,537	435,022
LONG-TERM DEBT	907,141	1,144,723

TOTAL LIABILITIES	3,440,080	3,394,191
COMMITMENTS AND CONTINGENCIES (Note 20)
AECOM STOCKHOLDERS' EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 3 shares as of September 30, 2012 and 2011; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2012 and 2011; issued and outstanding, 107,041,003 and 113,248,337 shares as of September 30, 2012 and 2011, respectively	1,070	1,132
Additional paid-in capital	1,741,478	1,699,207
Accumulated other comprehensive loss	(179,173)	(187,574)
Retained earnings	606,089	826,946

TOTAL AECOM STOCKHOLDERS' EQUITY	2,169,464	2,339,711
Noncontrolling interests	55,024	55,426

TOTAL STOCKHOLDERS' EQUITY	2,224,488	2,395,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,664,568	$5,789,328

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Revenue	$8,218,180	$8,037,374	$6,545,791
Cost of revenue	7,796,321	7,570,672	6,115,520

Gross profit	421,859	466,702	430,271
Equity in earnings of joint ventures	48,650	44,819	20,987
General and administrative expenses	(80,903)	(90,298)	(110,463)
Goodwill impairment	(336,000)	—	—

Income from operations	53,606	421,223	340,795
Other income	8,973	3,368	10,250
Interest expense, net	(45,096)	(40,411)	(9,928)

Income from continuing operations before income tax expense	17,483	384,180	341,117
Income tax expense	74,416	100,090	91,696

(Loss) income from continuing operations	(56,933)	284,090	249,421
Discontinued operations, net of tax	—	—	(77)

Net (loss) income	(56,933)	284,090	249,344
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(1,634)	(8,290)	(12,457)

Net (loss) income attributable to AECOM	$(58,567)	$275,800	$236,887

Net (loss) income allocation:
Preferred stock dividend	$—	$2	$127
Net (loss) income attributable to common stockholders	(58,567)	275,798	236,760

Net (loss) income attributable to AECOM	$(58,567)	$275,800	$236,887

Net (loss) income attributable to AECOM per share:
Basic	$(0.52)	$2.35	$2.07
Diluted	$(0.52)	$2.33	$2.05
Weighted average shares outstanding:
Basic	111,875	117,396	114,344
Diluted	111,875	118,345	115,463

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2009	$2,513	$1,109	$1,458,326	$(146,575)	$414,345	$1,729,718	$24,687	$1,754,405
Comprehensive income (loss), net of tax:
Net income					236,887	236,887	12,457	249,344
Foreign currency translation adjustments				32,142		32,142		32,142
Defined benefit minimum pension liability adjustment, net of tax				(34,219)		(34,219)		(34,219)
Gain on cash flow hedge valuations				1,131		1,131		1,131

Total comprehensive income, net of tax						$235,941	$12,457	$248,398

Issuance of stock		32	79,270			79,302		79,302
Repurchases of stock	(2,409)	(7)	(14,755)			(17,171)		(17,171)
Preferred stock dividend	127				(127)	—		—
Proceeds from exercise of options		10	10,300			10,310		10,310
Tax benefit from exercise of stock options			17,306			17,306		17,306
Stock based compensation		9	34,597			34,606		34,606
Other transactions with noncontrolling interests						—	4,801	4,801
Contributions from noncontrolling interests						—	17,488	17,488
Distributions to noncontrolling interests						—	(10,976)	(10,976)

BALANCE AT SEPTEMBER 30, 2010	$231	$1,153	$1,585,044	$(147,521)	$651,105	$2,090,012	$48,457	$2,138,469
Comprehensive income (loss), net of tax:
Net income					275,800	275,800	8,290	284,090
Foreign currency translation adjustments				(45,609)		(45,609)		(45,609)
Defined benefit minimum pension liability adjustment, net of tax				5,556		5,556		5,556

Total comprehensive income, net of tax						$235,747	$8,290	$244,037

Issuance of stock		36	88,495			88,531		88,531
Repurchases of stock	(233)	(70)	(66,784)		(99,957)	(167,044)		(167,044)
Preferred stock dividend	2				(2)	—		—
Proceeds from exercise of options		5	6,275			6,280		6,280
Tax benefit from exercise of stock options			61,248			61,248		61,248
Stock based compensation		8	24,929			24,937		24,937
Other transactions with noncontrolling interests						—	(20)	(20)
Contributions from noncontrolling interests						—	1,700	1,700
Distributions to noncontrolling interests						—	(3,001)	(3,001)

BALANCE AT SEPTEMBER 30, 2011	$—	$1,132	$1,699,207	$(187,574)	$826,946	$2,339,711	$55,426	$2,395,137
Comprehensive income (loss), net of tax:
Net loss					(58,567)	(58,567)	1,634	(56,933)
Foreign currency translation adjustments				53,895		53,895		53,895
Defined benefit minimum pension liability adjustment, net of tax				(41,778)		(41,778)		(41,778)
Loss on cash flow hedge valuations				(3,716)		(3,716)		(3,716)

Total comprehensive loss, net of tax						$(50,166)	$1,634	$(48,532)

Issuance of stock		9	18,622			18,631		18,631
Repurchases of stock		(83)	(7,081)		(162,290)	(169,454)		(169,454)
Proceeds from exercise of options		4	4,537			4,541		4,541
Tax benefit from exercise of stock options			(350)			(350)		(350)
Stock based compensation		8	26,543			26,551		26,551
Other transactions with noncontrolling interests						—	(753)	(753)
Distributions to noncontrolling interests						—	(1,283)	(1,283)

BALANCE AT SEPTEMBER 30, 2012	$—	$1,070	$1,741,478	$(179,173)	$606,089	$2,169,464	$55,024	$2,224,488

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(56,933)	$284,090	$249,344
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102,974	110,306	78,899
Equity in earnings of unconsolidated joint ventures	(48,650)	(44,819)	(20,987)
Distribution of earnings from unconsolidated joint ventures	26,401	36,628	8,319
Non-cash stock compensation	26,551	24,937	34,606
Excess tax benefit from share-based payment	(1,254)	(61,248)	(17,306)
Foreign currency translation	9,735	(7,251)	11,419
Deferred income tax (benefit) expense	(20,303)	29,200	21,840
Goodwill impairment	336,000	—	—
Other	(5,286)	3,052	(2,335)
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	—	(89,688)	—
Accounts receivable	(21,544)	(89,052)	(234,247)
Prepaid expenses and other assets	11,363	39,599	(17,001)
Accounts payable	80,999	76,144	57,037
Accrued expenses and other current liabilities	14,682	(67,975)	20,837
Billings in excess of costs on uncompleted contracts	(5,376)	(58,551)	(21,793)
Other long-term liabilities	(28,180)	(40,456)	19,732
Income taxes payable	12,173	(12,904)	(25,502)

Net cash provided by operating activities from continuing operations	433,352	132,012	162,862

Net cash used in operating activities from discontinued operations	—	—	(4,227)

Net cash provided by operating activities	433,352	132,012	158,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(12,571)	(365,540)	(559,355)
Proceeds from disposal of businesses	2,647	2,434	29,794
Net investment in unconsolidated joint ventures	(2,846)	(23,398)	8,349
Purchases of investments	(87)	(22,683)	(24,825)
Proceeds from sale of investments in rabbi trust	1,958	65,261	—
Payments for capital expenditures	(62,874)	(77,991)	(68,490)

Net cash used in investing activities	(73,773)	(421,917)	(614,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,454,861	2,863,906	1,985,000
Repayments of borrowings under credit agreements	(1,550,996)	(2,640,649)	(1,234,880)
Proceeds from loans on deferred compensation plan investments	—	59,324	—
Repayment of loans on deferred compensation plan investments	—	(59,324)	—
Proceeds from issuance of common stock	13,760	15,020	3,502
Proceeds from exercise of stock options	4,541	6,280	10,310
Payments to repurchase common stock	(159,751)	(167,044)	(17,171)
Excess tax benefit from share-based payment	1,254	61,248	17,306
Net (distributions to) contributions from noncontrolling interests	(1,283)	(1,301)	6,512

Net cash (used in) provided by financing activities	(237,614)	137,460	770,579

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,871	(3,472)	7,393
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136,836	(155,917)	322,080
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	456,940	612,857	290,777

CASH AND CASH EQUIVALENTS AT END OF YEAR	$593,776	$456,940	$612,857

SUPPLEMENTAL CASH FLOW INFORMATION:
Equity issued for acquisitions (non-cash)	$857	$68,453	$65,300

Equity issued to settle liabilities (non-cash)	$4,016	$5,058	$10,500

Interest paid	$39,044	$36,624	$8,642

Income taxes paid, net of refunds received	$38,482	$37,991	$63,616

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

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2012, 2011 and 2010 each contained 52 weeks and ended on September 28, September 30, and October 1, respectively.

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

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2012, 2011 and 2010 were $3.0 billion, $2.9 billion and $2.3 billion, respectively.

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

        Contract Claims—Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2012 and 2011, the Company had no significant net receivables related to contract claims.

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

        Audits by the DCAA and other agencies consist of reviews of the Company's overhead rates, operating systems and cost proposals to ensure that the Company accounted for such costs in accordance with the Cost Accounting Standards of the FAR (CAS). If the DCAA determines the Company has not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future. See also Note 20.

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

        Derivatives that do not qualify as hedges are adjusted to fair value through current income.

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

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. See also Notes 10 and 12.

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

        Goodwill and Acquired Intangible Assets—Goodwill represents the excess amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, the Company performs an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships.

        The Company tests goodwill at least annually for each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. The Company's impairment tests are performed at the operating segment level as they represent the Company's reporting units.

        The impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit using income and market approaches, and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires the Company to perform a hypothetical purchase allocation for that reporting unit and to compare the resulting current implied fair value of the goodwill to the current carrying value of the goodwill for that reporting unit. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized. See also Note 4.

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

        The Company uses foreign currency forward contracts from time to time to mitigate foreign currency risk. The Company limits exposure to foreign currency fluctuations in most of its contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, the Company generally does not need to hedge foreign currency cash flows for contract work performed. The functional currency of all significant foreign operations is the respective local currency.

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

2. New Accounting Pronouncements and Changes in Accounting

        In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. The Company adopted this guidance for the quarter ended March 31, 2010, except for the portion of the guidance that requires the disclosure of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Level 3 fair value measurement guidance was adopted by the Company in its fiscal year beginning October 1, 2011. Since the Company carried no material Level 3 assets or liabilities during the period, the adoption of the separate disclosures related to Level 3 measurements did not have a material impact on its consolidated financial statements. Additionally, the FASB issued a new accounting standard on fair value measurements that changes certain fair value measurement principles, clarifies the requirement for measuring fair value and expands disclosure requirements, particularly for Level 3 fair value measurements. This guidance was effective for the Company in its second quarter ending March 31, 2012 and did not have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new standard will require companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders' equity. This guidance is effective for the Company in its fiscal year beginning October 1, 2012 and, although it will change the financial statement presentation, it is not expected to have a material impact on its financial condition or results of operations.

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

3. Stock Repurchase Program

        In August 2011, the Company's Board of Directors authorized a stock repurchase program (the Repurchase Program), pursuant to which the Company could initially purchase up to $200 million of its common stock. Share repurchases under this program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. The Company completed the initial authorization to purchase $200 million of its common stock during the quarter ended June 30, 2012.

  Accelerated Share Repurchase

        In connection with the Repurchase Program, the Company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. (Bank of America) on August 16, 2011. Under the ASR agreement, the Company agreed to repurchase $100 million of its common stock from Bank of America. During the quarter ended September 30, 2011, Bank of America delivered 4.3 million shares to the Company, at which point the Company's shares outstanding were reduced and accounted for as a reduction to retained earnings. The number of shares delivered was the minimum amount of shares Bank of America is contractually obligated to provide under the ASR agreement.

        The number of shares that ultimately were repurchased by the Company under the ASR agreement was based upon the volume-weighted average share price of the Company's common stock during the term of the ASR agreement, less an agreed discount, subject to collar provisions which established a maximum and minimum price and other customary conditions under the ASR agreement. The ASR agreement was settled in full on March 7, 2012 and the total number of shares repurchased was 4.8 million at an average price of $20.97.

  Rule 10b5-1 Repurchase Plan and Open Market Purchases

        In connection with the Repurchase Program, the Company entered into two Rule 10b5-1 repurchase plans. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18.

        As of June 30, 2012, the Company had repurchased approximately 4.4 million shares under both the Rule 10b5-1 plans and open market purchases, at an average price of $22.59, for a total cost of approximately $100.0 million; thereby completing its initial authorization under the Repurchase Program.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stock Repurchase Program (Continued)

  $300 million share repurchase authorization

        In August 2012, the Company's Board of Directors authorized an additional $300 million to repurchase its common stock under the Repurchase Program. As of September 30, 2012, the Company repurchased under open market purchases and purchases made under a Rule 10b5-1 plan, 3.0 million shares at an average price of $20.71, for a total cost of $62.3 million, which included 0.5 million shares repurchased in transactions that were settled in fiscal 2013. As of September 30, 2012, $237.7 million of shares remained available for repurchase pursuant to this repurchase program. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

4. Business Acquisitions, Goodwill, and Intangible Assets

        The Company completed one, six, and six business acquisitions during the years ended September 30, 2012, 2011 and 2010, respectively. Business acquisitions completed during the years ended September 30, 2012, 2011 and 2010 did not meet the quantitative thresholds to require proforma disclosures of operating results, either individually or in the aggregate, based on the Company's consolidated assets, investments and net income.

        Business acquisitions during the year ended September 30, 2012 included an environmental engineering firm in Asia.

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

        The aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2012, 2011 and 2010 were $15.4 million, $453.3 million and $768.0 million, respectively. The

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(in millions)
Cash acquired	$1.9	$19.3	$143.3
Other current assets	7.8	149.2	212.5
Goodwill	10.5	405.2	618.1
Intangible assets	1.5	44.3	63.6
Other non-current assets	3.3	51.5	33.1
Current liabilities	(8.8)	(140.5)	(265.4)
Non-current liabilities	(0.8)	(75.7)	(37.2)

Net assets acquired	$15.4	$453.3	$768.0

        Acquired intangible assets above includes the following:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(in millions)
Backlog	$0.7	$10.7	$16.8
Customer relationships	0.8	30.2	42.6
Trademark / tradename	—	3.4	4.2

Total intangible assets	$1.5	$44.3	$63.6

        Consideration for acquisitions above includes the following:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(in millions)
Cash paid	$14.5	$384.8	$702.7
Equity issued	0.9	68.5	65.3

Total consideration	$15.4	$453.3	$768.0

        All of the above acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration of each acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The results of operations of each company acquired have been included in the Company's financial statements from the date of acquisition.

        At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition. Post-acquisition adjustments primarily relate to project related liabilities.

        During the fourth quarter of the year ended September 30, 2012, the Company conducted its annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment. As a result of the first step of the impairment analysis, due to market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MSS reporting units, the Company determined that goodwill was impaired. The second step of the analysis is performed to measure the impairment as the excess of the goodwill carrying value over its implied fair value. This analysis resulted in an impairment of $336.0 million, or $317.2 million, net of tax.

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2012, 2011 and 2010 were as follows:

	Fiscal Year 2012
	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	Goodwill Impairment	September 30, 2012
	(in millions)
Professional Technical Services	$1,733.9	$(1.2)	$20.4	$10.5	$(155.0)	$1,608.6
Management Support Services	352.4	(4.6)	—	—	(181.0)	166.8

Total	$2,086.3	$(5.8)	$20.4	$10.5	$(336.0)	$1,775.4

	Fiscal Year 2011
	September 30, 2010	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2011
	(in millions)
Professional Technical Services	$1,355.0	$(2.1)	$(21.4)	$402.4	$1,733.9
Management Support Services	335.4	14.2	—	2.8	352.4

Total	$1,690.4	$12.1	$(21.4)	$405.2	$2,086.3

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2012 and 2011, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2012			September 30, 2011
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog	$91.1	$(83.8)	$7.3	$91.5	$(79.8)	$11.7	1 - 5
Customer relationships	143.6	(54.1)	89.5	143.2	(39.3)	103.9	10
Trademark / tradename	7.8	(7.6)	0.2	7.4	(3.9)	3.5	2

Total	$242.5	$(145.5)	$97.0	$242.1	$(123.0)	$119.1

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Amortization expense for the year ended September 30, 2012 was $22.5 million. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2013	$18.3
2014	17.0
2015	15.5
2016	12.8
2017	11.6
Thereafter	21.8

Total	$97.0

        In addition to the above, amortization of acquired intangible assets included within equity in earnings of joint ventures was $1.0 million and $3.1 million for the fiscal years ended September 30, 2012 and 2011, respectively.

        In connection with the goodwill impairment discussed above, the Company performed testing of acquired intangible assets and concluded that no impairment existed.

5. Discontinued Operations

        As part of the July 2008 acquisition of Earth Tech into its Professional Technical Services segment, the Company acquired certain non-strategic businesses that it divested primarily during the year ended December 31, 2009. The summarized results of the discontinued operation, included in the Company's results of operations, are as follows (in millions):

Fiscal Year Ended September 30, 2010
Revenue	$13.6
Earnings before income taxes	$0.1
Income tax expense	0.2

Earnings (loss) from discontinued operations, net of tax	$(0.1)

6. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Billed	$1,207.0	$1,256.3
Unbilled	1,145.1	1,133.6
Contract retentions	156.6	110.5

Total accounts receivable—gross	2,508.7	2,500.4
Allowance for doubtful accounts	(112.8)	(120.2)

Total accounts receivable—net	$2,395.9	$2,380.2

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accounts Receivable—Net (Continued)

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2012 and 2011 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2012 and 2011.

        The Company sold trade receivables to a financial institution, of which $31.2 million was outstanding as of September 30, 2012. The Company does not retain financial or legal interest in these receivables.

7. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	Useful Lives (years)
	(in millions)
Building and land	$43.7	$42.2	27
Leasehold improvements	287.7	252.4	2 - 12
Computer systems and equipment	229.8	247.7	3 - 7
Furniture and fixtures	109.2	98.4	5 - 10
Automobiles	5.9	7.4	3 - 10

Total	676.3	648.1
Accumulated depreciation and amortization	(350.4)	(324.3)

Property and equipment, net	$325.9	$323.8

        Depreciation expense for the fiscal years ended September 30, 2012, 2011 and 2010 were $77.1 million, $73.2 million and $59.3 million, respectively. Included in depreciation expense is amortization of capitalized software costs in the years ended September 30, 2012, 2011 and 2010 of $6.2 million, $6.7 million and $5.8 million, respectively. Unamortized capitalized software costs at September 30, 2012, 2011 and 2010 were $24.1 million, $20.9 million and $20.7 million, respectively.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Joint Ventures and Variable Interest Entities

        The Company's joint ventures provide architecture, engineering, program management, construction management and operations and maintenance services. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of a representative from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have significant impact on the joint venture's economics.

        Some of the Company's joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company's employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass through entities to bill the third-party customer. For consolidated entities, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company's result of operations. For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company's portion of that fee is recorded in equity in earnings of joint ventures.

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

        If it is determined that the Company has the power to direct the activities that most significantly impact the joint venture's economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

        The Company has not provided financial or other support during the periods presented to any of its VIEs that it was not previously contractually required to provide. Contractually required support provided to the Company's joint ventures is further discussed in Note 20.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Joint Ventures and Variable Interest Entities (Continued)

        Summary of unaudited financial information of the consolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Current assets	$243.2	$262.6
Non-current assets	—	0.1

Total assets	$243.2	$262.7

Current liabilities	$43.1	$69.4
Non-current liabilities	—	—

Total liabilities	43.1	69.4
Total AECOM equity	145.1	137.9
Noncontrolling interests	55.0	55.4

Total owners' equity	200.1	193.3

Total liabilities and owners' equity	$243.2	$262.7

        Total revenue of the consolidated joint ventures were $468.6 million, $557.8 million and $814.7 million for the years ended September 30, 2012, 2011 and 2010, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

        Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Current assets	$598.8	$510.7
Non-current assets	15.2	22.6

Total assets	$614.0	$533.3

Current liabilities	$411.2	$357.8
Non-current liabilities	2.7	9.6

Total liabilities	413.9	367.4
Joint ventures' equity	200.1	165.9

Total liabilities and joint ventures' equity	$614.0	$533.3

AECOM's investment in joint ventures	$91.0	$71.1

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Joint Ventures and Variable Interest Entities (Continued)

        Total revenue of the unconsolidated joint ventures were $2.0 billion, $2.0 billion and $1.9 billion for the years ended September 30, 2012, 2011 and 2010, respectively.

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(in millions)
AECOM's equity in earnings of unconsolidated joint ventures:
Pass through joint ventures	$5.2	$3.8	$2.5
Other joint ventures	43.4	41.0	18.5

Total	$48.6	$44.8	$21.0

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

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$171.0	$504.3	$169.9	$441.8	$148.5	$394.4
Service cost	—	1.1	—	4.0	—	4.5
Participant contributions	0.6	0.3	0.4	1.9	0.5	2.3
Interest cost	7.7	25.6	8.2	27.0	8.1	21.4
Benefits paid	(10.0)	(25.7)	(11.3)	(19.3)	(9.8)	(15.2)
Actuarial (gain) loss	23.6	50.3	5.7	(23.7)	25.5	37.1
Curtailment gain	—	—	—	(8.2)	(2.9)	(2.6)
Plan settlements	—	(2.4)	(1.9)	—	—	—
Net transfer in/(out)/acquisitions	—	—	—	89.5	—	(0.1)
Foreign currency translation loss (gain)	—	20.5	—	(8.7)	—	—

Benefit obligation at end of year	$192.9	$574.0	$171.0	$504.3	$169.9	$441.8

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$91.5	$417.3	$84.6	$362.8	$80.3	$330.1
Actual return on plan assets	17.0	39.0	0.6	10.0	7.8	28.8
Employer contributions	13.2	17.2	19.1	18.6	5.8	16.8
Participant contributions	0.6	0.3	0.4	1.9	0.5	2.3
Benefits paid	(10.0)	(25.7)	(11.3)	(19.3)	(9.8)	(15.2)
Plan settlements	—	(2.4)	(1.9)	—	—	—
Net transfer in/(out)/acquisitions	—	—	—	50.5	—	(0.2)
Foreign currency translation (loss) gain	—	16.7	—	(7.2)	—	0.2

Fair value of plan assets at end of year	$112.3	$462.4	$91.5	$417.3	$84.6	$362.8

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(80.6)	$(111.6)	$(79.5)	$(87.0)	$(85.3)	$(79.0)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(80.6)	$(111.6)	$(79.5)	$(87.0)	$(85.3)	$(79.0)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2012, 2011 and 2010:

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$—	$—	$0.5	$—	$—
Accrued expenses and other current liabilities	(1.7)	—	(1.4)	—	(1.6)	—
Other long-term liabilities	(78.9)	(111.6)	(78.1)	(87.5)	(83.7)	(79.0)

Net amount recognized in the balance sheet	$(80.6)	$(111.6)	$(79.5)	$(87.0)	$(85.3)	$(79.0)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2012, 2011 and 2010:

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service credit	$—	$6.2	$—	$6.2	$—	$2.6
Net (loss)	(115.1)	(143.2)	(103.2)	(104.3)	(93.0)	(114.4)

Total recognized in accumulated other comprehensive (loss)	$(115.1)	$(137.0)	$(103.2)	$(98.1)	$(93.0)	$(111.8)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

        The following table details the components of net periodic benefit cost for the plans in fiscal 2012, 2011 and 2010:

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$1.1	$—	$4.0	$—	$4.5
Interest cost on projected benefit obligation	7.7	25.6	8.2	27.0	8.1	21.4
Expected return on plan assets	(8.4)	(25.3)	(8.1)	(27.8)	(8.0)	(23.7)
Amortization of prior service costs	—	(0.2)	—	(0.2)	—	(0.3)
Amortization of net loss	3.1	2.3	2.6	2.7	1.3	2.3
Curtailment (gain) / loss recognized	—	—	—	(4.2)	(1.9)	—
Settlement loss recognized	—	0.5	0.6	—	—	—

Net periodic (benefit) cost	$2.4	$4.0	$3.3	$1.5	$(0.5)	$4.2

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $9.0 million and $2.1 million in the years ended September 30, 2012 and 2011, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2012 that are expected to be recognized as components of net periodic benefit cost during fiscal 2013 are (in millions):

	U.S.	Int'l
Amortization of prior service cost	$—	$0.2
Amortization of net actuarial losses	(4.3)	(4.1)

Total	$(4.3)	$(3.9)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$192.9	$574.0	$171.0	$496.1	$169.9	$441.8
Accumulated benefit obligation	192.9	570.6	171.0	493.7	169.9	400.7
Fair value of plan assets	112.3	462.4	91.5	408.7	84.6	362.8

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently expects to contribute $17.3 million to the international plans in fiscal 2013 The Company does not have a required minimum contribution for the U.S. plans; however, the

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

Company may make additional discretionary contributions. The Company currently expects to contribute $8.9 million to U.S. plans in fiscal 2013.

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2013	$9.4	$25.9
2014	12.8	19.1
2015	10.1	21.8
2016	10.6	22.0
2017	12.2	23.1
2018 - 2022	57.9	128.8

Total	$113.0	$240.7

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	3.50%	4.39%	4.65%	5.12%	5.25%	5.05%
Salary increase rate	N/A	2.36%	N/A	2.65%	N/A	4.37%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.65%	5.12%	4.95%	5.05%	5.70%	5.55%
Salary increase rate	N/A	2.65%	N/A	3.27%	4.00%	3.91%
Expected long-term rate of return on plan assets	7.50%	5.65%	7.50%	6.05%	8.00%	6.47%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2012 and pension plan asset allocation, both U.S. and international, as of September 30, 2012 and 2011:

			Percentage of Plan Assets as of September 30,
	Target Allocations
			2012		2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category
Equities	50%	30%	51%	29%	45%	43%
Debt	32	47	33	42	38	38
Cash	3	—	2	3	2	2
Property and other	15	23	14	26	15	17

Total	100%	100%	100%	100%	100%	100%

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

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.5% and 5.7% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2012 for U.S. and non-U.S. plans, respectively.

        As of September 30, 2012, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2012
	Total Carrying Value as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$4.6	$4.6	$—	$—
Investment funds
Diversified funds	77.9	—	77.9	—
Equity funds	181.9	—	181.9	—
Fixed income funds	226.8	—	226.8	—
Hedge funds	40.5	—	29.9	10.6
Assets held by insurance company	37.5	—	37.5	—
Real estate	5.5	—	5.5	—

Total	$574.7	$4.6	$559.5	$10.6

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension Plans (Continued)

        As of September 30, 2011, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2011
	Total Carrying Value as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$5.3	$5.3	$—	$—
Investment funds
Diversified funds	69.0	24.2	44.8	—
Equity funds	166.3	—	166.3	—
Fixed income funds	190.0	—	190.0	—
Hedge funds	34.8	—	24.8	10.0
Assets held by insurance company	36.2	—	36.2	—
Real estate	7.2	—	7.2	—

Total	$508.8	$29.5	$469.3	$10.0

        Changes for the year ended September 30, 2012, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2011 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2012 Ending balance
	(in millions)
Investment funds
Hedge funds	$10.0	$0.9	$—	$(0.3)	$—	$—	$10.6

Total	$10.0	$0.9	$—	$(0.3)	$—	$—	$10.6

        Changes for the year ended September 30, 2011, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2010 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2011 Ending balance
	(in millions)
Investment funds
Hedge funds	$5.1	$(0.8)	$0.5	$5.2	$—	$—	$10.0
Other	4.5	—	—	—	(4.5)	—	—

Total	$9.6	$(0.8)	$0.5	$5.2	$(4.5)	$—	$10.0

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

        Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2012, there were no material changes to the valuation techniques.

10. Debt

        Debt consisted of the following:

	September 30, 2012	September 30, 2011
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	256.8	253.6
Unsecured revolving credit facility	24.0	101.4
Notes secured by real properties	24.2	25.2
Other debt	14.7	32.3

Total debt	1,069.7	1,162.5
Less: Current portion of debt and short-term borrowings	(162.6)	(17.8)

Long-term debt, less current portion	$907.1	$1,144.7

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

        The following table presents, in millions, scheduled maturities of the Company's debt as of September 30, 2012:

Year Ending September 30,
2013	$162.6
2014	152.1
2015	151.7
2016	325.8
2017	1.6
Thereafter	275.9

Total	$1,069.7

  Unsecured Term Credit Agreements

        In September 2011, the Company entered into an Amended and Restated Credit Agreement (the "Term Credit Agreement") with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions, including Company and lender approval. The Company used approximately $600 million of the proceeds from the loans to repay indebtedness under its prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under its revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at the Company's option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.50% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.50%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. The initial interest rate of the loans borrowed on September 30, 2011 was the 3 month Eurodollar rate plus 1.75%, or a total of 2.12%. For the years ended September 30, 2012 and 2011, the average interest rate of the Company's term loan facility was 2.19% and 3.01%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are made on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. The Company may optionally prepay the loans at any time, without penalty.

  Unsecured Senior Notes

        In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes was $81.8 million and $78.6 million at September 30, 2012 and 2011, respectively, which have an effective interest rate of 5.62%. The fair value of the Company's unsecured senior notes was approximately $277.8 million at September 30, 2012 and $259.2 million at September 30,

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

2011. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company's obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

  Unsecured Revolving Credit Facility

        In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated its unsecured revolving credit facility and increased its available borrowing capacity to $1.05 billion in order to support its working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company's option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company's debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At September 30, 2012 and 2011, $24.0 million and $101.4 million, respectively, were outstanding under the revolving credit facility. At September 30, 2012 and 2011, outstanding standby letters of credit totaled $35.1 million and $32.1 million, respectively, under the revolving credit facility. As of September 30, 2012, the Company had $990.9 million available under its Revolving Credit Agreement.

  Covenants and Restrictions

        Under the Company's debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of any fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company's debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company's acquisitions). As of September 30, 2012, the consolidated leverage ratio was 2.15, which did not exceed the Company's most restrictive maximum consolidated leverage ratio of 3.0.

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

        Additionally, the Company's unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ended June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company's net worth for this financial covenant is defined as total AECOM stockholders' equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2012, this amount was $2.2 billion, which exceeds the calculated threshold of $1.5 billion.

        Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At September 30, 2012 and 2011, the Company was in compliance with all such covenants.

        The Company's average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, refer to Note 11 herein for additional information regarding the Company's interest rate swap agreements, during the years ended September 30, 2012 and 2011 was 3.1% and 3.3%, respectively.

  Notes Secured by Real Properties

        Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases. In addition to the unsecured revolving credit facility discussed above, at September 30, 2012, the Company had $470.1 million of unsecured credit facilities primarily used to cover periodic overdrafts and standby letters of credit, of which $209.8 million was utilized for outstanding standby letters of credit.

11. Derivative Financial Instruments

        The Company uses certain interest rate derivative contracts to hedge interest rate exposures on the Company's variable rate debt. The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company's hedging program is not designated for trading or speculative purposes.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Financial Instruments (Continued)

        The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in the accompanying consolidated statements of operations as cost of revenue, interest expense, net, or to accumulated other comprehensive loss in the accompanying consolidated balance sheets.

  Cash Flow Hedges

        The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company's debt. The Company also uses foreign currency options designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to either interest expense, net when the interest expense on the variable rate debt is recognized, or to cost of sales when the hedged revenues are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency options would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency options from the assessment of hedge effectiveness. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of sales.

        At September 30, 2012, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $6.2 million, of which $2.9 million is expected to be reclassified from accumulated other comprehensive loss to interest expense, net within the next 12 months. At September 30, 2012, the effective portion of the Company's foreign currency options designated as cash flow hedges before tax effect, were immaterial.

        As of September 30, 2012, the notional principal, fixed rates and related expiration dates of the Company's outstanding interest rate swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

        As of September 30, 2011, the notional principal, fixed rates and related expiration dates of the Company's outstanding interest rate swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015

        The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reais (BRL) was BRL 16.4 million (or approximately $8.1 million) at September 30, 2012. These foreign exchange contracts have maturities of 24 months or less. The Company had no foreign currency options outstanding at September 30, 2011.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Financial Instruments (Continued)

  Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of sales for those instruments related to the provision of our services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $60.1 million at September 30, 2012. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $110.2 million at September 30, 2012. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 9.7 million (or approximately $4.9 million) at September 30, 2012. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $57.1 million at September 30, 2011.

  Other Derivatives

        Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of a subsidiary. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item costs in cost of sales. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of sales. The notional principal of option contracts to sell U.S. dollars for foreign currencies was $17.3 million at September 30, 2012 and no such option contracts were outstanding at September 30, 2011.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Financial Instruments (Continued)

        The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of September 30,
	Balance Sheet Location	2012	2011
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$0.1	$—
Derivatives not designated as hedging instruments:
Option contracts	Prepaid expenses and other current assets	0.1	—
Foreign currency forward contracts	Prepaid expenses and other current assets	0.4	—

Total		$0.6	$—

Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$2.9	$—
Interest rate swap agreements	Other long-term liabilities	3.2	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	0.6	0.8

Total		$6.7	$0.8

        The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Year Ended September 30,
	2012	2011	2010
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$(8.4)	$—	$—

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended September 30,
	Location	2012	2011	2010
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense, net	$(2.2)	$—	$—

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative Financial Instruments (Continued)

		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Year Ended September 30,
	Location	2012	2011	2010
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$(0.1)	$—	$—

(1)
Losses related to the ineffective portion of the hedges were not material in all periods presented.

        The gain recognized in accumulated other comprehensive loss from the Company's foreign currency options was immaterial for the year ended September 30, 2012 and the Company had no foreign currency options outstanding for the other years presented. There were no losses reclassified from accumulated other comprehensive loss into income from the foreign currency options in any of the years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company's interest rate swap agreements.

        The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Year Ended September 30,
	Location	2012	2011	2010
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$4.2	$(0.8)	$—
Foreign currency forward contracts	Cost of revenue	0.1	—	—
Option contracts	Cost of revenue	(0.1)	—	—

		$4.2	$(0.8)	$—

(1)
Losses related to the ineffective portion of the hedges were not material in all periods presented.

12. Fair Value Measurements

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Fair Value Measurements (Continued)

        Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the year ended September 30, 2012, the Company recognized an impairment of goodwill within both its PTS and MSS reportable segments. For further information regarding the impairment of goodwill refer to Note 4 herein. During the year ended September 30, 2011, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

  Fair Value Hierarchy

        The three levels of inputs may be used to measure fair value, as discussed in Note 1. There were no significant transfers between any of the levels of the fair value hierarchy during the years ended September 30, 2012 and 2011. The Company classifies its derivative financial instruments within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

        The following table summarizes the Company's non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	September 30, 2012	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Option contracts	0.1	0.1
Foreign currency forward contracts	0.4	0.4

Total assets	$0.6	$0.6

Interest rate swap agreements	$6.1	$6.1
Foreign currency forward contracts	0.6	0.6

Total liabilities	$6.7	$6.7

	September 30, 2011	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency forward contracts	$0.8	$0.8

Total liabilities	$0.8	$0.8

        For additional information about the Company's derivative financial instruments refer to Note 11 herein.

13. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Concentration of Credit Risk (Continued)

experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 21 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

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

Year Ending September 30,
2013	$201.6
2014	175.7
2015	139.6
2016	122.1
2017	100.4
Thereafter	319.9

Total	$1,059.3

        Included in the above table are commitments totaling $17.0 million related to the sale-leaseback of the Company's Orange, California facility initially entered into during the year ended September 30, 2006. The sales price of this facility was $20.1 million of which $16.3 million in gain on sale-leaseback was deferred and is being amortized over the 12-year term of the lease.

        The Company also has similar non-cancelable leasing agreements that are accounted for as capital lease obligations due to the terms of the underlying leases. At September 30, 2012 and 2011, the Company had total lease obligations under capital leases of $5.9 million and $8.0 million, respectively. Rent expense for all leases for the years ended September 30, 2012, 2011 and 2010, was approximately $237.4 million, $254.5 million and $211.3 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other Financial Information

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Accrued salaries and benefits	$415.2	$417.3
Accrued contract costs	333.4	320.2
Other accrued expenses	73.1	55.2

	$821.7	$792.7

        Accrued contract costs above include balances related to professional liability accruals of $117.8 million and $118.4 million as of September 30, 2012 and 2011, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

        Other long-term liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Pension liabilities (Note 9)	$192.2	$166.5
Reserve for uncertain tax positions (Note 18)	56.3	61.1
Other	206.0	207.4

	$454.5	$435.0

        The components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Loss on cash flow hedge valuations	$(3.7)	$—
Foreign currency translation adjustment	2.7	(51.1)
Defined benefit minimum pension liability adjustment, net of tax	(178.2)	(136.5)

	$(179.2)	$(187.6)

16. Stockholders' Equity

        Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 17.

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

        Compensation expense relating to employer contributions under defined contribution plans, including the DCP, for fiscal years ended September 30, 2012, 2011 and 2010 was $15.9 million, $17.2 million and $15.8 million, respectively. Issuances and repurchases of AECOM common stock related to employee participants' contributions to and withdrawals from these defined contribution plans are included as issuances and repurchases of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—Under the 2006 Stock Incentive Plan, the Company has 15.7 million securities remaining available for future issuance under stock options or restricted stock awards as of September 30, 2012. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant. During the years ended September 30, 2012, 2011 and 2010, compensation expense recognized relating to employee stock options as a result of the fair value method was $2.4 million, $4.6 million and $4.1 million, respectively. Unrecognized compensation expense relating to employee stock options outstanding as of September 30, 2012 was $1.3 million to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock Plans (Continued)

        The fair value of the Company's stock options granted to employees were determined using the following weighted average assumptions:

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
Dividend yield	0.0%	0.0%
Expected volatility	38.6%	39.9%
Risk-free interest rate	1.5%	1.6%
Term (in years)	4.5	4.5

        The weighted average grant-date fair value of stock options granted during the years ended September 30, 2011 and 2010 was $9.43 and $8.77, respectively.

        During the three years in the period ended September 30, 2012, option activity was as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Balance, September 30, 2009	3.8	$16.36
Granted	0.4	24.93
Exercised	(1.0)	10.55
Cancelled	(0.1)	22.96

Balance, September 30, 2010	3.1	19.09
Granted	0.4	27.65
Exercised	(0.5)	12.28
Cancelled	(0.1)	23.91

Balance, September 30, 2011	2.9	21.38
Granted	—	—
Exercised	(0.4)	11.40
Cancelled	—	26.23

Balance, September 30, 2012	2.5	$22.81

Exercisable as of September 30, 2010	2.1	$16.44

Exercisable as of September 30, 2011	2.1	$19.55

Exercisable as of September 30, 2012	2.1	$22.07

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock Plans (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2012:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2012 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2012 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$12.41 - $15.41	0.6	0.83	$13.67	$4.2	0.6	0.83	$13.67
21.01 - 25.52	1.1	3.32	23.93	—	1.0	3.24	23.88
26.47 - 34.00	0.8	3.90	27.72	—	0.5	3.15	27.83

12.41 - 34.00	2.5	2.94	$22.81	$4.2	2.1	2.57	$22.07

        The remaining contractual life of options outstanding at September 30, 2012, range from 0 to 6 years and have a weighted average remaining contractual life of 2.94 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2012, 2011 and 2010 was $3.9 million, $7.8 million and $17.9 million, respectively.

        The Company grants stock units to employees under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a three-year period. The Company recognized compensation expense relating to the PEP of $3.2 million, $7.3 million and $22.3 million during the years ended September 30, 2012, 2011 and 2010, respectively. Additionally, the Company issues restricted stock units, which are earned based on service conditions, resulting in compensation expenses of $20.9 million, $13.1 million and $7.5 million during the years ended September 30, 2012, 2011 and 2010, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding as of September 30, 2012 was $7.1 million and $30.6 million, respectively, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $1.3 million, $61.2 million and $17.3 million for the years ended September 30, 2012, 2011 and 2010, respectively, have been classified as financing cash inflows in the Condensed Consolidated Statements of Cash Flows.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes

        Income before income taxes included income (loss) from domestic operations of ($89.2) million, $148.0 million, and $173.8 million for fiscal years ended September 30, 2012, 2011 and 2010 and income from foreign operations of $106.7 million, $236.2 million, and $167.3 million for fiscal years ended September 30, 2012, 2011 and 2010.

        Income tax expense (benefit) on continuing operations is comprised of:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(in millions)
Current:
Federal	$29.3	$0.5	$15.9
State	2.1	12.1	7.2
Foreign	63.3	58.3	46.8

Total current income tax expense	94.7	70.9	69.9

Deferred:
Federal	(19.2)	38.5	15.4
State	0.6	(8.7)	0.5
Foreign	(1.7)	(0.6)	5.9

Total deferred income tax (benefit) expense	(20.3)	29.2	21.8

Total income tax expense	$74.4	$100.1	$91.7

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$6.1	35.0%	$134.5	35.0%	$119.4	35.0%
State income tax, net of federal benefit	1.1	6.3	6.9	1.8	7.3	2.1
U.S. income tax credits	(4.1)	(23.4)	(11.1)	(2.9)	(21.1)	(6.2)
Foreign tax rate differential	(25.4)	(145.1)	(19.5)	(5.0)	(0.4)	(0.1)
Foreign Research and Experimentation credits	(5.8)	(33.3)	(6.1)	(1.6)	(6.4)	(1.9)
Tax audits	2.1	12.0	—	—	—	—
Goodwill impairment	101.1	578.3	—	—	—	—
Change in uncertain tax positions	(4.1)	(23.4)	1.9	0.5	(3.9)	(1.1)
Valuation allowance	0.5	2.7	(3.1)	(0.8)	(1.3)	(0.4)
Other items, net	2.9	16.6	(3.4)	(0.9)	(1.9)	(0.5)

Total income tax expense	$74.4	425.7%	$100.1	26.1%	$91.7	26.9%

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$77.6	$87.9
Net operating loss carry forwards	57.0	55.7
Self insurance reserves	50.2	50.1
Research and Experimentation and other tax credits	42.4	37.5
Pension liability	58.7	53.9
Accrued liabilities	86.5	64.4
Other	4.0	1.8

Total deferred tax assets	376.4	351.3

Deferred tax liabilities:
Unearned revenue	(167.8)	(169.5)
Depreciation and amortization	(18.8)	(32.3)
Acquired intangible assets	(21.4)	(29.1)
State taxes	(3.8)	(3.7)
Investments in joint ventures/non-controlled subsidiaries	(1.6)	(8.8)

Total deferred tax liabilities	(213.4)	(243.4)

Valuation allowance	(19.2)	(17.8)

Net deferred tax assets	$143.8	$90.1

        As of September 30, 2012, the Company has available unused state net operating loss (NOL) carry forwards of $257.3 million and foreign NOL carry forwards of $201.9 million which expire at various dates through 2031. In addition, as of September 30, 2012, the Company has available unused federal research and development credits of $12.7 million, which expire at various dates through 2031, unused state research and development credits of $11.5 million and California Enterprise Zone Tax Credits of $2.0 million which can be carried forward indefinitely.

        As of September 30, 2012 and 2011, gross deferred tax assets were $376.4 million and $351.3 million, respectively. The Company has recorded a valuation allowance of approximately $19.2 million and $17.8 million at September 30, 2012 and 2011, respectively, related to state and foreign net operating loss carry forwards and credits. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with ASC 740-10, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining asset of $357.2 million will be realized and, as such, no additional valuation allowance has been provided.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        As of September 30, 2012 and September 30, 2011, the Company has remaining tax-deductible goodwill of $306.6 million and $343.2 million, respectively, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 15 years.

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. The undistributed earnings are approximately $797.4 million. If undistributed pre-tax earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

        As of September 30, 2012, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $56.3 million. The gross unrecognized tax benefits as of September 30, 2012 and 2011 were $55.8 million and $58.1 million, respectively, excluding interest, penalties, and related tax benefit. Of the $55.8 million, approximately $50.8 million, including related tax benefits, would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2012. The adoption of ASC 805, "Accounting for Business Combinations," at the beginning of the fiscal year ended September 30, 2010 changed the treatment of the reversal of unrecognized tax benefits related to acquired companies which prior to adoption of ASC 805 would have impacted goodwill, but after the adoption of ASC 805, results in the recognition of income tax benefit. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	(in millions)
Balance at the beginning of the year	$58.1	$70.5
Gross increase in prior years' tax positions	3.7	5.3
Gross decrease in prior years' tax positions	(4.4)	(13.7)
(Decrease) due to settlement with tax authorities	(5.2)	(2.9)
Gross increase in current period's tax positions	4.9	4.9
Lapse of statute of limitations	(1.3)	(6.0)

Balance at the end of the year	$55.8	$58.1

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. At September 30, 2012, the accrued interest and penalties were $9.6 million and $0.1 million, respectively, excluding any related income tax benefits. As of September 30, 2011, the accrued interest and penalties were $10.5 million and $0.1 million, respectively, excluding any related income tax benefits.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. The computation of diluted loss per share for the year ended September 31, 2012 excludes 0.7 million of potential common shares due to their antidilutive effect.

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(in millions)
Denominator for basic earnings per share	111.9	117.4	114.3
Potential common shares	—	0.9	1.2

Denominator for diluted earnings per share	111.9	118.3	115.5

        As discussed in Note 3, EPS includes the effect of repurchased shares. For the years ended September 30, 2011 and 2010, options excluded from the calculation of potential common shares were not significant.

20. Commitments and Contingencies

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

        The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on its consolidated balance sheet or statements of operations or cash flows.

        In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At September 30, 2012, the Company was contingently liable in the amount of approximately $244.9 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

        In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments. The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of operations or cash flows.

  Combat Support Associates Joint Venture

        As of September 30, 2012, the Company has settled the previously disclosed Combat Support Associates Defense Contract Audit Agency (DCAA) Form 1 matter.

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

        Additionally, on April 20, 2012, GLS received a subpoena from the Inspector General of the U.S. Department of Defense requesting documentation related to this contract with the United States Army. GLS plans to respond fully to the request. If the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful or there are unfavorable consequences from the Inspector General's investigation, these events could have a material adverse effect on the Company's results of operations.

  AECOM Australia

        In 2005 and 2006, the Company's main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway's design and construction, the client formed a special purpose vehicle (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and another approximately $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

        A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012 claiming damages that purportedly resulted from AECOM Australia's role in connection with the above described traffic forecast. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers' claim.

        AECOM Australia intends to vigorously defend the claims brought against it.

  Hawaii Project

        The U.S. Attorney's Office (USAO) informed us that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services our subsidiary provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. The Company has cooperated fully with the investigation and, as of this date, no actions have been filed. The Company believes that the investigation will show that there has been no criminal wrongdoing on our part or any of our subsidiaries and, if any actions are brought, the Company intends to vigorously defend against such actions.

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

21. Reportable Segments and Geographic Information

        The Company's operations are organized into two reportable segments: Professional Technical Services (PTS) and Management Support Services (MSS). The Company's PTS reportable segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide. The Company's MSS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, and technical assistance and systems integration services, primarily for agencies of the U.S. government. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated operating segments into its PTS reportable segment based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Reportable Segments and Geographic Information (Continued)

        The following tables set forth unaudited summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate(1)	Total
	($ in millions)
Fiscal Year Ended September 30, 2012:
Revenue	$7,276.9	$941.3	$—	$8,218.2
Revenue, net of other direct costs(2)	4,607.3	576.6	—	5,183.9
Gross profit	423.8	(1.9)	—	421.9
Equity in earnings of joint ventures	16.8	31.8	—	48.6
General and administrative expenses	—	—	(80.9)	(80.9)
Goodwill impairment	(155.0)	(181.0)	—	(336.0)
Operating income (loss)	285.6	(151.1)	(80.9)	53.6
Segment assets	5,557.2	564.8	(457.4)	5,664.6
Gross profit as a % of revenue	5.8%	(0.2)%		5.1%
Gross profit as a % of revenue, net of other direct costs(2)	9.2%	(0.3)%		8.1%
Fiscal Year Ended September 30, 2011:
Revenue	$6,877.1	$1,160.3	$—	$8,037.4
Revenue, net of other direct costs(2)	4,612.2	568.6	—	5,180.8
Gross profit	417.7	49.0	—	466.7
Equity in earnings of joint ventures	15.3	29.5	—	44.8
General and administrative expenses	—	—	(90.3)	(90.3)
Operating income (loss)	433.0	78.5	(90.3)	421.2
Segment assets	5,296.7	740.4	(247.8)	5,789.3
Gross profit as a % of revenue	6.1%	4.2%		5.8%
Gross profit as a % of revenue, net of other direct costs(2)	9.1%	8.6%		9.0%
Fiscal Year Ended September 30, 2010:
Revenue	$5,393.7	$1,152.1	$—	$6,545.8
Revenue, net of other direct costs(2)	3,839.3	366.5	—	4,205.8
Gross profit	389.8	40.5	—	430.3
Equity in earnings of joint ventures	9.5	11.5	—	21.0
General and administrative expenses	—	—	(110.5)	(110.5)
Operating income (loss)	399.3	52.0	(110.5)	340.8
Segment assets	4,479.4	734.8	28.7	5,242.9
Gross profit as a % of revenue	7.2%	3.5%		6.6%
Gross profit as a % of revenue, net of other direct costs(2)	10.2%	11.1%		10.2%

(1)
Corporate assets include intercompany eliminations.

(2)
Non-GAAP measure.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2012		September 30, 2011		September 30, 2010
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$4,756.0	1,496.8	$4,806.4	1,683.2	$3,982.9	1,618.7
Asia Pacific	1,715.1	374.9	1,421.0	349.5	982.1	172.5
Canada	708.8	189.2	686.4	182.0	640.7	149.6
Europe	608.2	243.6	643.0	372.2	494.2	207.4
Other foreign countries	430.1	85.8	480.6	129.4	445.9	43.2

Total	$8,218.2	2,390.3	$8,037.4	2,716.3	$6,545.8	2,191.4

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

22. Major Clients

        Approximately 18%, 22% and 26% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2012, 2011 and 2010, respectively. No other single client accounted for more than 10% of the Company's revenue. The largest individual contract in the MSS segment accounted for approximately 4%, 3% and 9% of the Company's revenue in the years ended September 30, 2012, 2011 and 2010, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$2,029.2	$2,010.9	$2,095.2	$2,082.9
Cost of revenue	1,938.9	1,934.7	1,984.0	1,938.7

Gross profit	90.3	76.2	111.2	144.2
Equity in earnings of joint ventures	9.0	16.9	12.3	10.4
General and administrative expenses	(22.6)	(19.9)	(20.7)	(17.7)
Goodwill impairment	—	—	—	(336.0)

Income (loss) from operations	76.7	73.2	102.8	(199.1)
Other income	1.9	4.4	1.1	1.6
Interest expense, net	(10.6)	(11.2)	(12.7)	(10.6)

Income (loss) from continuing operations before income tax expense	68.0	66.4	91.2	(208.1)
Income tax expense	19.6	16.7	21.4	16.7

Net income (loss)	48.4	49.7	69.8	(224.8)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(0.5)	(0.7)	(0.4)	(0.1)

Net income (loss) attributable to AECOM	$47.9	$49.0	$69.4	$(224.9)

Net income (loss) attributable to AECOM per share:
Basic	$0.42	$0.43	$0.63	$(2.05)
Diluted	$0.42	$0.43	$0.63	$(2.05)
Weighted average common shares outstanding:
Basic	114.0	113.4	110.2	110.0
Diluted	114.6	114.3	110.8	110.0

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$1,936.2	$1,936.4	$2,046.7	$2,118.1
Cost of revenue	1,830.9	1,836.6	1,925.5	1,977.7

Gross profit	105.3	99.8	121.2	140.4
Equity in earnings of joint ventures	8.1	11.3	12.3	13.1
General and administrative expenses	(23.2)	(23.7)	(23.5)	(19.9)

Income from operations	90.2	87.4	110.0	133.6
Other income expense	2.3	1.5	(1.7)	1.3
Interest expense, net	(9.9)	(10.0)	(10.4)	(10.1)

Income from continuing operations before income tax expense	82.6	78.9	97.9	124.8
Income tax expense	20.5	19.3	23.9	36.4

Net income	62.1	59.6	74.0	88.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(5.2)	(1.9)	(0.2)	(1.0)

Net income attributable to AECOM	$56.9	$57.7	$73.8	$87.4

Net income attributable to AECOM per share:
Basic	$0.48	$0.49	$0.63	$0.75
Diluted	$0.48	$0.49	$0.62	$0.75
Weighted average common shares outstanding:
Basic	118.0	117.3	117.9	116.4
Diluted	119.1	118.3	118.9	117.1

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2012	$120.2	$28.7	$(37.7)	$1.6	$112.8
Fiscal Year 2011	98.8	48.4	(50.6)	23.6	120.2
Fiscal Year 2010	100.5	15.0	(26.7)	10.0	98.8

(a)
Primarily relates to accounts written-off, net of recoveries

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our CEO and CFO, are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2012. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2012 included in this Annual Report on Form 10-K, and has issued an attestation report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2012 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2012 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2012 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2012 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2012 year end.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2012 and 2011 and for each of the three years in the period ended September 30, 2012 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2012, 2011 and 2010.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

Exhibit Numbers	Description
2.1	Purchase Agreement, dated as of February 11, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008)
2.2
Amendment No. 1 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008)
2.3
Amendment No. 2 to Purchase Agreement, dated as of July 25, 2008, by and among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 31, 2008)
2.4
Stock Purchase Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, AECOM Technical Services, Inc., Tishman Construction Corporation and the stockholders of Tishman Construction Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)
2.5
Stock Purchase Agreement, dated as of July 30, 2010, by and among MT Holding LLC, T&A Holding LLC, AECOM Government Services, Inc., AECOM Technology Corporation (solely for purposes of Article XI thereof) and The Veritas Capital Fund II, L.P. (solely for purposes of Article XI thereof) (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on August 4, 2010)
3.1
Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K filed with the SEC on November 18, 2011)
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
10.2
Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on October 6, 2011)
10.3#
AECOM Technology Corporation Stock Purchase Plan, restated as of October 1, 2006 (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.4#
Amendment 2006-1, dated as of October 1, 2006, to AECOM Technology Corporation Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.5#
1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.6#
First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.7#
Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.8#
Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.9#
1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
10.10#	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.11#
Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.12#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
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
10.16#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form 1 filed with the SEC on January 29, 2007)
10.17#
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
10.20#	2005 ENSR Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.21#	2005 UMA Group Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.22#	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.23	Cansult Maunsell Merger Investment Plan, dated September 11, 2006 (incorporated by reference to Exhibit 10.31 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.24	AECOM Technology Corporation Equity Investment Plan (incorporated by reference to Exhibit 10.32 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
10.25#	Global Stock Investment Plan—United Kingdom (incorporated by reference to Exhibit 10.33 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.26#	Hong Kong Stock Investment Plan—Grandfathered Directors (incorporated by reference to Exhibit 10.34 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.27#	AECOM Retirement & Savings Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.28#	Change in Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 11, 2009)
10.29#
Standard Terms and Conditions for Non-Qualified Stock Options under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.30#
Standard Terms and Conditions for Restricted Stock Units under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.31#
Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.32#
Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)
10.33
Note Purchase Agreement, dated June 28, 2010, by and among AECOM Technology Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 1, 2010)
10.34#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the SEC on May 24, 2010)
10.35#
Consulting Agreement, dated as of February 8, 2011, between Francis S. Y. Bong and AECOM Technology Corporation.(incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on February 14, 2011)
10.36#
Consulting Agreement, dated as of April 21, 2011, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 25, 2011)
10.37#
Consulting Agreement, dated as of May 4, 2012, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed with the SEC on May 5, 2012)

Exhibit Numbers	Description
10.38#	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Annex B to the Company's definitive proxy statement on Schedule 14A filed with the SEC on January 21, 2011)
10.39#
Amended Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 4, 2012)
10.40#
Amended Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed with the SEC on May 4, 2012)
21.1	Subsidiaries of AECOM
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

#
Management contract or compensatory plan or arrangement.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION
By:	/s/ JOHN M. DIONISIO John M. Dionisio Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	November 16, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN M. DIONISIO John M. Dionisio	Chairman and Chief Executive Officer (Principal Executive Officer)	November 16, 2012
/s/ STEPHEN M. KADENACY Stephen M. Kadenacy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2012
/s/ RONALD E. OSBORNE Ronald E. Osborne	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 16, 2012
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman Emeritus	November 16, 2012
/s/ FRANCIS S.Y. BONG Francis S.Y. Bong	Director	November 16, 2012
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 16, 2012

Signature	Title	Date

/s/ S. MALCOLM GILLIS S. Malcolm Gillis	Director	November 16, 2012
/s/ LINDA GRIEGO Linda Griego	Director	November 16, 2012
/s/ DAVID W. JOOS David W. Joos	Director	November 16, 2012
/s/ ROBERT J. LOWE Robert J. Lowe	Director	November 16, 2012
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	November 16, 2012
/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 16, 2012
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	November 16, 2012
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 16, 2012