Form 10-Q
period 2012-12-31
AECOM TECHNOLOGY CORP
filed 2013-02-06
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 25, 2013, 104,746,739 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$459,276	$456,983
Cash in consolidated joint ventures	132,020	136,793
Total cash and cash equivalents	591,296	593,776
Accounts receivable—net	2,481,834	2,395,881
Prepaid expenses and other current assets	156,613	140,764
Income taxes receivable	11,916	—
Deferred tax assets—net	16,873	16,872
TOTAL CURRENT ASSETS	3,258,532	3,147,293
PROPERTY AND EQUIPMENT—NET	322,714	325,917
DEFERRED TAX ASSETS—NET	117,263	126,948
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	86,323	91,049
GOODWILL	1,816,965	1,775,352
INTANGIBLE ASSETS—NET	100,659	96,973
OTHER NON-CURRENT ASSETS	105,569	101,036
TOTAL ASSETS	$5,808,025	$5,664,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$18,403	$1,641
Accounts payable	698,765	761,211
Accrued expenses and other current liabilities	927,061	821,663
Income taxes payable	—	12,641
Billings in excess of costs on uncompleted contracts	395,832	320,296
Current portion of long-term debt	193,063	160,950
TOTAL CURRENT LIABILITIES	2,233,124	2,078,402
OTHER LONG-TERM LIABILITIES	443,003	454,537
LONG-TERM DEBT	1,021,772	907,141
TOTAL LIABILITIES	3,697,899	3,440,080
COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 3 shares as of December 31 and September 30, 2012; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2012; issued and outstanding, 100,935,219 and 107,041,003 as of December 31 and September 30, 2012, respectively	1,009	1,070
Additional paid-in capital	1,759,881	1,741,478
Accumulated other comprehensive loss	(182,621)	(179,173)
Retained earnings	471,199	606,089
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,049,468	2,169,464
Noncontrolling interests	60,658	55,024
TOTAL STOCKHOLDERS’ EQUITY	2,110,126	2,224,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,808,025	$5,664,568

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2012	December 31, 2011

Revenue	$2,017,272	$2,029,180

Cost of revenue	1,939,154	1,938,834
Gross profit	78,118	90,346

Equity in earnings of joint ventures	5,915	8,962
General and administrative expenses	(22,102)	(22,611)
Income from operations	61,931	76,697

Other income	301	1,919
Interest expense, net	(10,551)	(10,614)
Income before income tax expense	51,681	68,002

Income tax expense	12,703	19,578
Net income	38,978	48,424
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(869)	(493)
Net income attributable to AECOM	$38,109	$47,931

Net income attributable to AECOM per share:
Basic and diluted	$0.36	$0.42

Weighted average shares outstanding:
Basic	104,759	113,965
Diluted	105,538	114,591

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31, 2012	December 31, 2011

Net income	$38,978	$48,424

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(5,978)	19,476
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) on derivatives	(11)	(776)
Reclassification adjustments for losses included in net income	438	371
Net unrealized gain (loss) on derivatives, net of tax	427	(405)
Pension adjustments, net of tax	2,103	(391)
Comprehensive income, net of tax	35,530	67,104
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(869)	(493)
Comprehensive income attributable to AECOM, net of tax	$34,661	$66,611

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,978	$48,424
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,902	25,548
Equity in earnings of unconsolidated joint ventures	(5,915)	(8,962)
Distribution of earnings from unconsolidated joint ventures	11,332	7,837
Non-cash stock compensation	6,834	8,634
Excess tax benefit from share-based payment	(685)	(687)
Foreign currency translation	(1,452)	3,740
Other	837	(702)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(48,392)	(128,612)
Prepaid expenses and other assets	(19,415)	(5,837)
Accounts payable	(73,427)	57,569
Accrued expenses and other current liabilities	75,084	(56,141)
Billings in excess of costs on uncompleted contracts	69,018	57,260
Other long-term liabilities	(9,610)	(14,497)
Net cash provided by (used in) operating activities	67,089	(6,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(41,713)	(8,972)
Net investment in unconsolidated joint ventures	—	363
Proceeds from sale of investments	2,470	5,272
Payments for capital expenditures	(12,925)	(18,284)
Net cash used in investing activities	(52,168)	(21,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	590,547	380,354
Repayments of borrowings under credit agreements	(428,877)	(301,384)
Proceeds from issuance of common stock	1,840	4,634
Proceeds from exercise of stock options	2,851	2,320
Payments to repurchase common stock under the Repurchase Program	(167,055)	(7,271)
Payments for other repurchases of common stock	(7,875)	(6,398)
Excess tax benefit from share-based payment	685	687
Net distributions to noncontrolling interests	(9,002)	(244)
Net cash (used in) provided by financing activities	(16,886)	72,698

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(515)	5,895
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,480)	50,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	593,776	456,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$591,296	$507,486

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$14,322	$857

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2012. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

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

2.              New Accounting Pronouncements and Changes in Accounting

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. The standard requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements. This guidance was effective for the Company in its fiscal year beginning October 1, 2012 and it did not have a material impact on its financial condition or results of operations.

In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for the Company in its fiscal year beginning October 1, 2012. This guidance did not have a material impact on its consolidated financial statements.

3.              Stock Repurchase Program

In August 2011, the Company’s Board of Directors authorized a stock repurchase program (Repurchase Program), pursuant to which the Company could initially purchase up to $200 million of its common stock. The Company completed the initial authorization to purchase $200 million of its common stock during the quarter ended June 30, 2012. In August 2012, the Company’s Board of Directors authorized an additional $300 million to repurchase its common stock under the Repurchase Program. Share repurchases under the Repurchase Program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. As of December 31, 2012, $64.6 million of shares was available for repurchase of the Company’s common stock pursuant to the Repurchase Program. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

Accelerated Share Repurchase

In connection with the Repurchase Program, the Company entered into an accelerated share repurchase (ASR) agreement with Bank of America, N.A. (Bank of America) on August 16, 2011. Under the agreement for the ASR, the Company agreed to repurchase $100 million of its common stock from Bank of America. During the quarter ended September 30, 2011, Bank of America delivered 4.3 million shares to the Company, at which point the Company’s shares outstanding were reduced and accounted for as a reduction to retained earnings. The number of shares delivered was the minimum amount of shares Bank of America was contractually obligated to provide under the ASR agreement.

The number of shares that ultimately were repurchased by the Company under the ASR agreement was based upon the volume-weighted average share price of the Company’s common stock during the term of the ASR agreement, less an agreed discount, subject to collar provisions which established a maximum and minimum price and other customary conditions under the ASR agreement. The ASR agreement was settled in full on March 7, 2012 and the total number of shares repurchased was 4.8 million at an average price of $20.97 per share.

Rule 10b5-1 Repurchase Plan and Open Market Purchases

In connection with the Repurchase Program, the Company entered into Rule 10b5-1 repurchase plans. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18.

As of June 30, 2012, the Company had repurchased under the initial authorization approximately 4.4 million shares under the Rule 10b5-1 plans and through open market purchases, at an average price of $22.59 per share, for a total cost of approximately $100.0 million, thereby completing its initial authorization under the Repurchase Program.

As of December 31, 2012, the Company had repurchased, under the second authorization, through open market purchases and purchases made under a Rule 10b5-1 plan, 10.8 million shares at an average price of $21.77 per share, for a total cost of $235.4 million, which included 0.3 million shares repurchased in transactions that were settled in the second quarter of fiscal 2013.

$500 million share repurchase authorization

In January 2013, the Company’s Board of Directors authorized an additional $500 million to repurchase its common stock under the Repurchase Program.

4.              Business Acquisitions, Goodwill and Intangible Assets

Consideration for business acquisitions during the quarter ended December 31, 2012 totaled $54.3 million in cash and $14.3 million in stock. Business acquisitions included South Africa-based BKS Group and Asia-based KPK Quantity Surveyors. These business acquisitions did not meet the quantitative thresholds, either individually or in the aggregate, to require pro forma disclosures of operating results based on the Company’s consolidated assets and income.

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

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2012 and 2011 were as follows:

	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2012
			(in millions)
Professional Technical Services	$1,608.6	$—	$(2.9)	$44.5	$1,650.2
Management Support Services	166.8	—	—	—	166.8
Total	$1,775.4	$—	$(2.9)	$44.5	$1,817.0

	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2011
			(in millions)
Professional Technical Services	$1,733.9	$0.5	$4.2	$8.9	$1,747.5
Management Support Services	352.4	(2.0)	—	—	350.4
Total	$2,086.3	$(1.5)	$4.2	$8.9	$2,097.9

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2012 and September 30, 2012, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2012			September 30, 2012
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$95.2	$(85.4)	$9.8	$91.1	$(83.8)	$7.3	1 – 5
Customer relationships	148.5	(57.8)	90.7	143.6	(54.1)	89.5	10
Trademark / tradename	7.8	(7.6)	0.2	7.8	(7.6)	0.2	2
Total	$251.5	$(150.8)	$100.7	$242.5	$(145.5)	$97.0

Amortization expense of acquired intangible assets included within cost of revenue was $5.3 million and $5.9 million for the three months ended December 31, 2012 and 2011, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2013 and for the succeeding years:

Fiscal Year	(in millions)
2013 (nine months remaining)	$15.9
2014	19.0
2015	16.0
2016	13.3
2017	12.1
Thereafter	24.4
Total	$100.7

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
	(in millions)
Billed	$1,277.6	$1,207.0
Unbilled	1,152.7	1,145.1
Contract retentions	157.9	156.6
Total accounts receivable—gross	2,588.2	2,508.7
Allowance for doubtful accounts	(106.4)	(112.8)
Total accounts receivable—net	$2,481.8	$2,395.9

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2012 and September 30, 2012 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. Government, no single client accounted for more than 10% of the Company’s accounts receivable as of December 31, 2012 or September 30, 2012.

The Company sold trade receivables to financial institutions, of which $89.6 million was outstanding as of December 31, 2012. The Company does not retain financial or legal interest in these receivables.

6.              Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management and operations and maintenance services. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have significant impact on the joint venture.

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

The Company follows guidance issued by the FASB on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint venture’s economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and, to a certain extent, a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

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

The Company has not provided financial or other support during the periods presented to any of its VIEs that it was not previously contractually required to provide. Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2012	September 30, 2012
	(in millions)
Current assets	$208.4	$243.2
Non-current assets	—	—
Total assets	$208.4	$243.2

Current liabilities	$39.8	$43.1
Non-current liabilities	—	—
Total liabilities	39.8	43.1

Total AECOM equity	121.7	145.1
Noncontrolling interests	46.9	55.0
Total owners’ equity	168.6	200.1
Total liabilities and owners’ equity	$208.4	$243.2

Total revenue of the consolidated joint ventures was $130.7 million and $100.2 million for the three months ended December 31, 2012 and 2011, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	December 31, 2012	September 30, 2012
	(in millions)
Current assets	$587.7	$598.8
Non-current assets	16.1	15.2
Total assets	$603.8	$614.0

Current liabilities	$416.4	$411.2
Non-current liabilities	3.2	2.7
Total liabilities	419.6	413.9

Joint ventures’ equity	184.2	200.1
Total liabilities and joint ventures’ equity	$603.8	$614.0

AECOM’s investment in joint ventures	$86.3	$91.0

Total revenue of the unconsolidated joint ventures was $527.5 million and $523.7 million for the three months ended December 31, 2012 and 2011, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2012	December 31, 2011
	(in millions)

Pass through joint ventures	$1.5	$0.9
Other joint ventures	4.4	8.1
Total	$5.9	$9.0

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31, 2012		December 31, 2011
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.3	$—	$0.3
Interest cost on projected benefit obligation	1.6	6.1	1.9	6.4
Expected return on plan assets	(2.1)	(5.9)	(2.1)	(6.3)
Amortization of net loss	1.1	1.0	0.8	0.5
Settlement loss recognized	—	0.8	—	0.5
Net periodic cost	$0.6	$2.3	$0.6	$1.4

The total amounts of employer contributions paid for the three months ended December 31, 2012 were $1.8 million for U.S. plans and $4.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2013 are $7.1 million for U.S. plans and $12.9 million for non-U.S. plans. Included in other long-term liabilities are net pension liabilities of $185.9 million and $192.2 million as of December 31, 2012 and September 30, 2012, respectively.

8.              Debt

Debt consisted of the following:

	December 31, 2012	September 30, 2012
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	257.6	256.8
Unsecured revolving credit facility	159.6	24.0
Notes secured by real properties	24.0	24.2
Other debt	42.0	14.7
Total debt	1,233.2	1,069.7
Less: Current portion of debt and short-term borrowings	(211.4)	(162.6)
Long-term debt, less current portion	$1,021.8	$907.1

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2012:

Fiscal Year
2013 (nine months remaining)	$173.9
2014	167.9
2015	151.7
2016	461.3
2017	1.6
Thereafter	276.8
Total	$1,233.2

Unsecured Term Credit Agreement

In September 2011, the Company entered into an Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions, including Company and lender approval. The Company used approximately $600 million of the proceeds from the loans to repay indebtedness under its prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under its revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.500% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.500%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. For the three months ended December 31, 2012 and 2011, the average interest rate of the Company’s term loan facility was 2.02% and 2.12%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. The Company may, at its option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $82.6 million and $81.8 million at December 31, 2012 and September 30, 2012, respectively. The fair value of the Company’s unsecured senior notes was approximately $276.0 million at December 31, 2012 and $277.8 million at September 30, 2012. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated its unsecured revolving credit facility and increased its available borrowing capacity to $1.05 billion in order to support its working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At December 31, 2012 and September 30, 2012, $159.6 million and $24.0 million, respectively, were outstanding under the revolving credit facility. At both December 31, 2012 and September 30, 2012, outstanding standby letters of credit totaled $35.1 million under the revolving credit facility. As of December 31, 2012, the Company had $855.3 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company’s acquisitions). As of December 31, 2012, the consolidated leverage ratio was 2.56, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of December 31, 2012, this amount was $2.0 billion, which exceeds the calculated threshold of $1.5 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At December 31, 2012 and September 30, 2012, the Company was in compliance with all such covenants.

The Company’s average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the three months ended December 31, 2012 and 2011 was 3.0% and 3.1%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued primarily for payment and performance guarantees, see Note 15 herein. At December 31, 2012 and September 30, 2012, outstanding standby letters of credit totaled $202.0 million and $209.8 million, respectively.

The Company also had obligations under these unsecured credit facilities of $4.6 million as of December 31, 2012 and $4.8 million as of September 30, 2012, which were included in other debt. As of December 31, 2012, the Company had $254 million available under its unsecured credit facilities.

9.              Derivative Financial Instruments

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on the Company’s variable rate debt. The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company’s hedging program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in the accompanying consolidated statements of income as cost of revenue, interest expense, net, or to accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company also uses foreign currency options designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to either interest expense, net when the interest expense on the variable rate debt is recognized, or to cost of sales when the hedged revenues are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency options would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency options from the assessment of hedge effectiveness. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of sales.

At December 31, 2012, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $5.4 million, of which $2.9 million is expected to be reclassified from accumulated other comprehensive loss to interest expense, net within the next 12 months. At December 31, 2012, the effective portion of the Company’s foreign currency options designated as cash flow hedges before tax effect, were immaterial.

As of December 31, 2012 and September 30, 2012, the notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reais (BRL) was BRL 4.5 million and BRL 16.4 million (or approximately $2.2 million and $8.1 million) at December 31, 2012 and September 30, 2012, respectively. These foreign exchange contracts have maturities of 24 months or less.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of sales for those instruments related to the provision of our services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $126.3 million and $60.1 million at December 31, 2012 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $58.2 million and $110.2 million at December 31, 2012 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 21.3 million and BRL 9.7 million (or approximately $10.4 million and $4.9 million) at December 31, 2012 and September 30, 2012, respectively.

Other Derivatives

Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of a subsidiary. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item costs in cost of sales. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of sales. The notional principal of option contracts to sell U.S. dollars for foreign currencies was $17.3 million at September 30, 2012 and no such option contracts were outstanding at December 31, 2012.

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Dec 31, 2012	Sep 30, 2012
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$0.1	$0.1
Derivatives not designated as hedging instruments:
Option contracts	Prepaid expenses and other current assets	—	0.1
Foreign currency forward contracts	Prepaid expenses and other current assets	0.2	0.4
Total		$0.3	$0.6
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$2.9	$2.9
Interest rate swap agreements	Other long-term liabilities	2.5	3.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	1.5	0.6
Total		$6.9	$6.7

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended Dec 31,
	2012	2011

Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$—	$(0.8)

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended Dec 31,
	Location	2012	2011
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense, net	$(0.7)	$(0.4)

		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended Dec 31,
	Location	2012	2011
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$(0.1)	$—

(1)   Losses related to the ineffective portion of the hedges were not material in all periods presented.

The gain recognized in accumulated other comprehensive loss from the Company’s foreign currency options was immaterial for the three months ended December 31, 2012 and the Company had no foreign currency options outstanding for the three months ended December 31, 2011. There were no losses reclassified from accumulated other comprehensive loss into income from the foreign currency options in any of the years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Three Months Ended Dec 31,
	Location	2012	2011
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$(1.0)	$1.5
Option contracts	Cost of revenue	(0.1)	—
		$(1.1)	$1.5

(1)   Losses related to the ineffective portion of the hedges were not material in all periods presented.

10.       Fair Value Measurements

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the three months ended December 31, 2012 and 2011, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 2)

Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	0.2	0.2
Total assets	$0.3	$0.3

Interest rate swap agreements	$5.4	$5.4
Foreign currency forward contracts	1.5	1.5
Total liabilities	$6.9	$6.9

	September 30, 2012	Quoted Prices in Active Markets for Similar Assets (Level 2)

Foreign currency options	$0.1	$0.1
Option contracts	0.1	0.1
Foreign currency forward contracts	0.4	0.4
Total assets	$0.6	$0.6

Interest rate swap agreements	$6.1	$6.1
Foreign currency forward contracts	0.6	0.6
Total liabilities	$6.7	$6.7

For additional information about the Company’s derivatives, refer to Note 9 herein.

11.       Share-based Payments

The fair value of the Company’s employee stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The Company did not grant any employee stock options during the three months ended December 31, 2012 and 2011.

Stock option activity for the three months ended December 31 was as follows:

	2012		2011
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	2.5	$22.81	2.9	$21.38
Options granted	—	—	—	—
Options exercised	(0.3)	12.71	(0.2)	10.61
Options forfeited or expired	(0.1)	27.18	—	25.22
Outstanding at December 31	2.1	23.67	2.7	22.22

Vested and expected to vest in the future as of December 31	2.1	$23.65	2.7	$22.16

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a two or three year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. Total compensation expense related to share-based payments was $6.8 million and $8.6 million during the three months ended December 31, 2012 and 2011, respectively. Unrecognized compensation expense related to total share-based payments outstanding was $87.3 million and $39.0 million as of December 31, 2012 and September 30, 2012, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $0.7 million for the three months ended December 31, 2012 and 2011 have been classified as financing cash inflows in the consolidated statements of cash flows.

12.       Income Taxes

The Company’s effective tax rate was 24.6% and 28.8% for the three months ended December 31, 2012 and 2011, respectively. The Company’s effective tax rate is lower than the federal statutory rate of 35.0% primarily due to the tax rate differential on foreign earnings where the statutory rates are generally lower than the federal statutory rate. Our effective tax rate fluctuates from quarter to quarter due to several factors including the change in the mix of foreign and domestic earnings, tax law changes, outcomes of administrative audits, changes in our assessment of valuation allowances and other tax contingencies.

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

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2012	December 31, 2011
	(in millions)
Denominator for basic earnings per share	104.8	114.0
Potential common shares:
Stock options	0.1	0.2
Other	0.6	0.4
Denominator for diluted earnings per share	105.5	114.6

EPS includes the effect of repurchased shares, which are discussed in Note 3 herein. For the three months ended December 31, 2012 and 2011, options excluded from the calculation of potential common shares were not significant.

14.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2012	September 30, 2012
	(in millions)
Accrued salaries and benefits	$402.0	$415.2
Accrued contract costs	437.0	333.4
Other accrued expenses	88.1	73.1
	$927.1	$821.7

Accrued contract costs above include balances related to professional liability accruals of $119.2 million and $117.8 million as of December 31, 2012 and September 30, 2012, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	December 31, 2012	September 30, 2012
	(in millions)
Pension liabilities (Note 7)	$185.9	$192.2
Reserve for uncertain tax positions	53.8	56.3
Other	203.3	206.0
	$443.0	$454.5

The components of accumulated other comprehensive loss are as follows:

	December 31, 2012	September 30, 2012
	(in millions)
Loss on cash flow hedge valuations, net of tax	$(3.3)	$(3.7)
Foreign currency translation adjustment	(3.2)	2.7
Defined benefit minimum pension liability adjustment, net of tax	(176.1)	(178.2)
	$(182.6)	$(179.2)

15.       Commitments and Contingencies

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At December 31, 2012, the Company was contingently liable in the amount of approximately $237.1 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates. For the majority of these projects, the maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. On projects where the Company has additional exposure including for delay or consequential damages, the policy is to cap those damages in order to limit this exposure and, in any case, to cap the performance guarantees themselves. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments. The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

Global Linguists Solutions Joint Venture

On October 5, 2011 and February 8, 2012, the DCAA issued DCAA Forms 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies, Inc., acquired by the Company in August 2010, is an owner. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government under a contract for the the U.S. Army for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of the DCAA Forms 1, the U.S. Government has withheld approximately $19 million from payments on current year billings pending final resolution.

GLS is performing a review of the issues raised in the Forms 1 in order to respond fully to the questioned costs. Based on a preliminary review, GLS believes that it met the applicable contract requirements in all material respects.

Additionally, on April 20, 2012, GLS received a subpoena from the Office of the Inspector General of the U.S. Department of Defense requesting documentation related to the same contract with the United States Army. GLS has responded to the government’s request and is cooperating in the government’s investigation. If the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful or there are unfavorable consequences from the Inspector General’s investigation, these events could have a material adverse effect on the Company’s results of operations.

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

A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012 claiming damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers’ claim.

AECOM Australia intends to vigorously defend the claims brought against it.

Hawaii Project

The U.S. Attorney’s Office (USAO) informed the Company in May 2011 that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services the Company’s subsidiary provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. The Company has cooperated fully with the investigation and, as of this date, no actions have been filed. The Company believes that the investigation will show that there has been no criminal wrongdoing on the Company’s part or any of its subsidiaries and, if any actions are brought, the Company intends to vigorously defend against such actions.

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

16.       Reportable Segments

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
		(in millions)
Three Months Ended December 31, 2012:
Revenue	$1,771.2	$246.1	$—	$2,017.3
Revenue, net of other direct costs(1)	1,093.8	151.2	—	1,245.0
Gross profit	69.3	8.8	—	78.1
Equity in earnings of joint ventures	5.1	0.8	—	5.9
General and administrative expenses	—	—	(22.1)	(22.1)
Operating income	74.4	9.6	(22.1)	61.9

Gross profit as a % of revenue	3.9%	3.6%	—	3.9%
Gross profit as a % of revenue, net of other direct costs(1)	6.3%	5.8%	—	6.3%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
		(in millions)
Three Months Ended December 31, 2011:
Revenue	$1,807.4	$221.8	$—	$2,029.2
Revenue, net of other direct costs(1)	1,100.9	129.9	—	1,230.8
Gross profit	84.8	5.5	—	90.3
Equity in earnings of joint ventures	2.5	6.5	—	9.0
General and administrative expenses	—	—	(22.6)	(22.6)
Operating income	87.3	12.0	(22.6)	76.7

Gross profit as a % of revenue	4.7%	2.5%	—	4.5%
Gross profit as a % of revenue, net of other direct costs(1)	7.7%	4.2%	—	7.3%

(1)         Non-GAAP measure

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

Overview

We are a leading global provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 46,900 employees.

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

Components of Income and Expense

Our management analyzes the results of our operations using several financial measures not in accordance with generally accepted accounting principles (GAAP). A significant portion of our revenue relates to services provided by subcontractors and other non-employees that we categorize as “other direct costs.” Those costs are typically paid to service providers upon our receipt of payment from the client. We segregate other direct costs from revenue resulting in a measurement that we refer to as “revenue, net of other direct costs,” which is a measure of work performed by AECOM employees. A large portion of our fees are derived through work performed by AECOM employees rather than other parties. We have included information on revenue, net of other direct costs, as we believe that it is useful to view our revenue exclusive of costs associated with external service providers, and the related gross margins, as discussed in Results of Operations below. Because of the importance of maintaining the high quality of work generated by our employees, gross margin is an important metric that we review in evaluating our operating performance.

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended December 31,
	2012	2011
	(in millions)
Other Financial Data:
Revenue	$2,017.3	$2,029.2
Other direct costs(1)	772.3	798.4
Revenue, net of other direct costs(1)	1,245.0	1,230.8
Cost of revenue, net of other direct costs(1)	1,166.9	1,140.5
Gross profit	78.1	90.3
Equity in earnings of joint ventures	5.9	9.0
General and administrative expenses	(22.1)	(22.6)
Income from operations	$61.9	$76.7

Reconciliation of Cost of Revenue:
Other direct costs	$772.3	$798.4
Cost of revenue, net of other direct costs	1,166.9	1,140.5
Cost of revenue	$1,939.2	$1,938.9

(1)         Non-GAAP measure

Results of Operations

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2012	2011	$	%
		(in millions)
Revenue	$2,017.3	$2,029.2	$(11.9)	(0.6)%
Other direct costs	772.3	798.4	(26.1)	(3.3)
Revenue, net of other direct costs	1,245.0	1,230.8	14.2	1.2
Cost of revenue, net of other direct costs	1,166.9	1,140.5	26.4	2.3
Gross profit	78.1	90.3	(12.2)	(13.5)
Equity in earnings of joint ventures	5.9	9.0	(3.1)	(34.4)
General and administrative expenses	(22.1)	(22.6)	0.5	(2.2)
Income from operations	61.9	76.7	(14.8)	(19.3)
Other income	0.3	1.9	(1.6)	(84.2)
Interest expense, net	(10.5)	(10.6)	0.1	(0.9)
Income before income tax expense	51.7	68.0	(16.3)	(24.0)
Income tax expense	12.7	19.6	(6.9)	(35.2)
Net income	39.0	48.4	(9.4)	(19.4)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.9)	(0.5)	(0.4)	80.0
Net income attributable to AECOM	$38.1	$47.9	$(9.8)	(20.5)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2012	December 31, 2011
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	93.7	92.7
Gross margin	6.3	7.3
Equity in earnings of joint ventures	0.5	0.7
General and administrative expense	(1.8)	(1.8)
Income from operations	5.0	6.2
Other income	—	0.2
Interest expense, net	(0.8)	(0.9)
Income before income tax expense	4.2	5.5
Income tax expense	1.1	1.6
Net income	3.1	3.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—
Net income attributable to AECOM	3.1%	3.9%

Revenue

Our revenue for the three months ended December 31, 2012 decreased $11.9 million, or 0.6%, to $2,017.3 million as compared to $2,029.2 million for the corresponding period last year. Revenue provided by acquired companies was $29.1 million for the three months ended December 31, 2012. Excluding the revenue provided by acquired companies, revenue decreased $41.0 million, or 2.0%, from the three months ended December 31, 2011.

The decrease in revenue, excluding acquired companies, for the three months ended December 31, 2012 was primarily attributable to a reduction in engineering, program management, and construction management services provided in the Americas of $75 million and a decrease in mining related services in Australia of approximately $15 million. These decreases were partially offset by a $24 million increase in our MSS segment and increased engineering and program management services on infrastructure projects in Asia of approximately $20 million.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended December 31, 2012 increased $14.2 million, or 1.2%, to $1,245.0 million as compared to $1,230.8 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $21.3 million for the three months ended December 31, 2012. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $7.1 million, or 0.6%, from the three months ended December 31, 2011.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended December 31, 2012 was primarily due to a reduction in engineering and program management services in the Americas of $20 million and a decrease in mining related services in Australia of approximately $15 million, partially offset by an increase in our MSS segment of $21 million.

Gross Profit

Our gross profit for the three months ended December 31, 2012 decreased $12.2 million, or 13.5%, to $78.1 million as compared to $90.3 million for the corresponding period last year. Gross profit provided by acquired companies was $0.8 million for the three months ended December 31, 2012. Excluding gross profit provided by acquired companies, gross profit decreased $13.0 million, or 14.4%, from the three months ended December 31, 2011. For the three months ended December 31, 2012, gross profit, as a percentage of revenue, net of other direct costs, decreased to 6.3% from 7.3% in the three months ended December 31, 2011.

The decreases in gross profit and gross profit, as a percentage of revenue, net of other direct costs for the three months ended December 31, 2012, as compared to the corresponding period last year were primarily attributable to a decline in our Australian mining related services noted above, which led us to incur severance costs of approximately $8 million during the quarter ended December 31, 2012.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2012 decreased $3.1 million, or 34.4%, to $5.9 million as compared to $9.0 million in the corresponding period last year primarily due to reduced earnings on a joint venture that supports United States government activities in the Middle East.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2012 decreased $0.5 million, or 2.2%, to $22.1 million as compared to $22.6 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses was 1.8% for each of the three months ended December 31, 2012 and December 31, 2011.

Other Income

Our other income for the three months ended December 31, 2012 decreased $1.6 million to $0.3 million as compared to $1.9 million for the three months ended December 31, 2011.

Other income is primarily related to investment earnings.

Interest Expense, Net

Our net interest expense for the three months ended December 31, 2012 decreased $0.1 million to $10.5 million as compared to $10.6 million for the three months ended December 31, 2011.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2012 decreased $6.9 million, or 35.2%, to $12.7 million as compared to $19.6 million for the three months ended December 31, 2011.

The reduction in the tax expense is primarily due to a reduction in the earnings from the quarter ended December 31, 2012, as compared to the earnings from the quarter ended December 31, 2011.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $38.1 million for the three months ended December 31, 2012 as compared to net income attributable to AECOM of $47.9 million for the three months ended December 31, 2011.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended
	December 31,	December 31,	Change
	2012	2011	$	%
		(in millions)
Revenue	$1,771.2	$1,807.4	$(36.2)	(2.0)%
Other direct costs	677.4	706.5	(29.1)	(4.1)
Revenue, net of other direct costs	1,093.8	1,100.9	(7.1)	(0.6)
Cost of revenue, net of other direct costs	1,024.5	1,016.1	8.4	0.8
Gross profit	$69.3	$84.8	$(15.5)	(18.3)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2012	December 31, 2011
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	93.7	92.3
Gross margin	6.3%	7.7%

Revenue

Revenue for our PTS segment for the three months ended December 31, 2012 decreased $36.2 million, or 2.0%, to $1,771.2 million as compared to $1,807.4 million for the corresponding period last year. Revenue provided by acquired companies was $29.1 million for the three months ended December 31, 2012. Excluding revenue provided by acquired companies, revenue decreased $65.3 million, or 3.6%, from the three months ended December 31, 2011.

The decrease in revenue, excluding acquired companies, for the three months ended December 31, 2012 was primarily attributable to a reduction in engineering, program management, and construction management services provided in the Americas of $75 million and a decrease in mining related services in Australia of approximately $15 million. These decreases were partially offset by increased engineering and program management services on infrastructure projects in Asia of approximately $20 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended December 31, 2012 decreased $7.1 million, or 0.6%, to $1,093.8 million as compared to $1,100.9 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $21.3 million for the three months ended December 31, 2012. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $28.4 million, or 2.6%, from the three months ended December 31, 2011.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended December 31, 2012 was primarily due to decreased engineering and program management services in the Americas and Australia of $20 million and $15 million, respectively.

Gross Profit

Gross profit for our PTS segment for the three months ended December 31, 2012 decreased $15.5 million, or 18.3%, to $69.3 million as compared to $84.8 million for the corresponding period last year. Gross profit provided by acquired companies was $0.8 million for the three months ended December 31, 2012. Excluding gross profit provided by acquired companies, gross profit decreased $16.3 million, or 19.2%, from the three months ended December 31, 2011. As a percentage of revenue, net of other direct costs, gross profit decreased to 6.3% of revenue, net of other direct costs, for the three months ended December 31, 2012 from 7.7% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, was primarily attributable to a decline in our Australian mining related services noted above, which led us to incur severance costs of approximately $8 million during the quarter ended December 31, 2012.

Management Support Services

	Three Months Ended
	December 31,	December 31,	Change
	2012	2011	$	%
		(in millions)
Revenue	$246.1	$221.8	$24.3	11.0%
Other direct costs	94.9	91.9	3.0	3.3
Revenue, net of other direct costs	151.2	129.9	21.3	16.4
Cost of revenue, net of other direct costs	142.4	124.4	18.0	14.5
Gross profit	$8.8	$5.5	$3.3	60.0%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2012	December 31, 2011
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	94.2	95.8
Gross margin	5.8%	4.2%

Revenue

Revenue for our MSS segment for the three months ended December 31, 2012 increased $24.3 million, or 11.0%, to $246.1 million as compared to $221.8 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

The increase in revenue for the three months ended December 31, 2012 was primarily attributable to increased services provided to the U.S. Army in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended December 31, 2012 increased $21.3 million, or 16.4%, to $151.2 million as compared to $129.9 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

The increase in revenue, net of other direct costs, for the three months ended December 31, 2012 was primarily attributable to increased services provided to the U.S. Army in the Middle East.

Gross Profit

Gross profit for our MSS segment for the three months ended December 31, 2012 increased $3.3 million, or 60.0%, to $8.8 million as compared to $5.5 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 5.8% of revenue, net of other direct costs, for the three months ended December 31, 2012 from 4.2% in the corresponding period last year. No gross profit was provided by acquired companies.

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

At December 31, 2012, cash and cash equivalents were $591.3 million, a decrease of $2.5 million, or 0.4%, from $593.8 million at September 30, 2012. The decrease in cash and cash equivalents was primarily attributable to cash payments for business acquisitions and stock repurchases offset by cash provided by operating activities and net borrowings under credit agreements.

Net cash provided by operating activities was $67.1 million for the three months ended December 31, 2012, compared with net cash used in operating activities of $6.4 million for the three months ended December 31, 2011. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The increase in cash provided by operating activities provided by our accounts receivable was partially due to the sale of trade receivables to financial institutions, which provided a net benefit of $51.0 million. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $52.2 million for the three months ended December 31, 2012, compared with $21.6 million for the three months ended December 31, 2011. This increase was primarily attributable to a $32.7 million increase in payments for business acquisitions.

Net cash used in financing activities was $16.9 million for the three months ended December 31, 2012, compared with net cash provided by financing activities of $72.7 million for the three months ended December 31, 2011. The change was primarily attributable to a $159.8 million increase in payments to repurchase common stock under the Repurchase Program, partially offset by an increase in net borrowings under credit agreements of $82.7 million.

Working Capital

Working capital, or current assets less current liabilities, decreased $43.5 million, or 4.1%, to $1,025.4 million at December 31, 2012 from $1,068.9 million at September 30, 2012. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $10.4 million, or 0.5%, to $2,086.0 million at December 31, 2012.

Accounts receivable increased 3.6%, or $86.0 million, to $2,481.8 million at December 31, 2012 from $2,395.9 million at September 30, 2012.

Days Sales Outstanding (DSO), including accounts receivable, net of billings in excess of costs on uncompleted contracts, excluding the effects of recent acquisitions, at December 31, 2012, was 94 days compared to the 91 days at September 30, 2012.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables as of December 31, 2012 and September 30, 2012 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of December 31, 2012 and September 30, 2012. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	December 31, 2012	September 30, 2012
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	257.6	256.8
Unsecured revolving credit facility	159.6	24.0
Notes secured by real properties	24.0	24.2
Other debt	42.0	14.7
Total debt	1,233.2	1,069.7
Less: Current portion of debt and short-term borrowings	(211.4)	(162.6)
Long-term debt, less current portion	$1,021.8	$907.1

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2012:

Fiscal Year
2013 (nine months remaining)	$173.9
2014	167.9
2015	151.7
2016	461.3
2017	1.6
Thereafter	276.8
Total	$1,233.2

Unsecured Term Credit Agreement

In September 2011, we entered into an Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions, including Company and lender approval. We used approximately $600 million of the proceeds from the loans to repay indebtedness under our prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under our revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.500% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.500%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the three months ended December 31, 2012 and 2011, the average interest rate of our term loan facility was 2.02% and 2.12%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. We may, at our option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $82.6 million and $81.8 million at December 31, 2012 and September 30, 2012, respectively. The fair value of our unsecured senior notes was approximately $276.0 million at December 31, 2012 and $277.8 million at September 30, 2012. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, we entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated our unsecured revolving credit facility and increased our available borrowing capacity to $1.05 billion in order to support our working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may also, at our option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.0% to 1.50% and the applicable margin for Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At December 31, 2012 and September 30, 2012, $159.6 million and $24.0 million, respectively, were outstanding under our revolving credit facility. At both December 31, 2012 and September 30, 2012, outstanding standby letters of credit totaled $35.1 million under our revolving credit facility. As of December 31, 2012, we had $855.3 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of December 31, 2012, our consolidated leverage ratio was 2.56, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of December 31, 2012, this amount was $2.0 billion, which exceeds the calculated threshold of $1.5 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At December 31, 2012 and September 30, 2012, we were in compliance with all such covenants.

Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the three months ended December 31, 2012 and 2011 was 3.0% and 3.1%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued primarily for payment and performance guarantees. At December 31, 2012 and September 30, 2012, outstanding standby letters of credit totaled $202.0 million and $209.8 million, respectively.

We also had obligations under these unsecured credit facilities of $4.6 million as of December 31, 2012 and $4.8 million asof September 30, 2012, which were included in other debt. As of December 31, 2012, the Company had $254 million available under its unsecured credit facilities.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2012, there was approximately $237.1 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the three months ended December 31, 2012 were $1.8 million for U.S. plans and $4.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Global Linguists Solutions Joint Venture

On October 5, 2011 and February 8, 2012, the DCAA issued DCAA Forms 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies Inc., which we acquired in August 2010, is an owner. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government under a contract for the U.S. Army for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of the DCAA Forms 1, the U.S. Government has withheld approximately $19 million from payments on current year billings pending final resolution.

GLS is performing a review of the issues raised in the Forms 1 in order to respond fully to the questioned costs. Based on a preliminary review, GLS believes that it met the applicable contract requirements in all material respects.

Additionally, on April 20, 2012, GLS received a subpoena from the Office of the Inspector General of the U.S. Department of Defense requesting documentation related to the same contract with the United States Army. GLS has responded to the government’s request and is cooperating in the government’s investigation. If the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful or there are unfavorable consequences from the Inspector General’s investigation, these events could have a material adverse effect on our results of operations.

AECOM Australia

In 2005 and 2006, our main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed a special purpose vehicle (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and approximately an additional $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012, claiming damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers’ claim.

AECOM Australia intends to vigorously defend the claims brought against it.

Hawaii Project

The U.S. Attorney’s Office (USAO) informed us in May 2011 that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services our subsidiary provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. We have cooperated fully with the investigation and, as of this date, no actions have been filed. We believe that the investigation will show that there has been no criminal wrongdoing on our part or any of our subsidiaries and, if any actions are brought, we intend to vigorously defend against such actions.

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

New Accounting Pronouncements and Changes in Accounting

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. The standard requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements. This guidance was effective for us in our fiscal year beginning October 1, 2012 and it did not have a material impact on our financial condition or results of operations.

In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for our fiscal year beginning October 1, 2012. This guidance did not have a material impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risks

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates. We actively monitor these exposures. Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates. We enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures. We do not use derivative financial instruments for trading purposes.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2012 and September 30, 2012, we had $909.6 million and $774.0 million, respectively, in outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 1.0% to 2.5%. For the three months ended December 31, 2012, our weighted average floating rate borrowings were $325.6 million, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased or decreased by 1%, our interest expense for the three months ended December 31, 2012 would have increased or decreased by $0.8 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of December 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2012 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 15, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of certain matters to which we are a party. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. Although the American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, the sequestration is now scheduled to begin on March 1, 2013. Absent additional legislative or other remedial action, the sequestration requires $1.2 trillion in reduced U.S. federal government spending over a ten-year period. Any significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities, and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Economic conditions in the U.S. and a number of other countries and regions, including the United Kingdom, have been weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. For example, as discussed elsewhere in this report, the U.S. Defense Contract Audit Agency (DCAA) issued a DCAA Form 1 questioning costs incurred during fiscal 2009 by Global Linguists Solutions, a joint venture that includes McNeil Technologies, Inc., in the performance of U.S. Government contracts. In addition, the U.S. Attorney’s Office (USAO) has informed us that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges relating to one of our subsidiaries’ projects in the state of Hawaii. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business.

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

Over the last two years, civil unrest, which initially began in Tunisia and Egypt, spread to other areas in the Middle East and beyond. For example, due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs. If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected.

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

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 7% of our fiscal 2012 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, and Canada. At December 31, 2012, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $185.9 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

New legal requirements could adversely affect our operating results.

Our business and results of operations could be adversely affected by the passage of U.S. health care reform, climate change, and other environmental legislation and regulations. We are continually assessing the impact that health care reform could have on our employer-sponsored medical plans. Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, legislation, international protocols, regulation or other restrictions on emissions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. However, these changes could also increase the pace of development of other projects, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

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

A number of government programs require contractors to have certain kinds of government granted eligibility, such as security clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.

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

Our services involve significant risks of professional and other liabilities that may substantially exceed the fees that we derive from our services. In addition, we sometimes contractually assume liability to clients on projects under indemnification agreements. We cannot predict the magnitude of potential liabilities from the operation of our business.

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

At December 31, 2012, our contracted backlog was approximately $9.0 billion and our awarded backlog was approximately $8.1 billion for a total backlog of $17.1 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations. If we were found to be liable for any claims related to our client work product, our business could be adversely affected.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $1.9 billion as of December 31, 2012. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. In connection with our annual goodwill impairment testing for fiscal 2012, we recorded an impairment charge of $336 million due to market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MSS reporting units.

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

Our debt agreements, including our senior credit facility and the agreement governing our senior notes, contain various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole, and, in the case of our senior credit facility, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.

All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a required threshold. As of December 31, 2012, our consolidated leverage ratio was 2.56, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of December 31, 2012, our net worth was $2.0 billion, which exceeds the required threshold of $1.5 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2012, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

675,212 shares of our common stock to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified above in reliance upon Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

Stock Repurchase Program

In August 2012, our Board of Directors authorized $300 million to purchase our common stock under our stock repurchase program. Share repurchases under this program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

A summary of the repurchase activity for the three months ended December 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in millions, Except Per Share Amounts)
October 1—31, 2012	2.4	$21.33	2.4	$185.3
November 1—30, 2012	2.4	21.02	2.4	135.8
December 1—31, 2012	3.0	23.77	3.0	64.6
Total	7.8	$22.17	7.8	$64.6

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
10.1

Form of New and Amended Restricted Stock Unit Standard Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2012)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION

Date: February 5, 2013	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Executive Vice President and Chief Financial Officer