Form 10-Q
period 2013-03-31
AECOM TECHNOLOGY CORP
filed 2013-05-08
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, 103,082,772 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$491,146	$456,983
Cash in consolidated joint ventures	136,586	136,793
Total cash and cash equivalents	627,732	593,776
Accounts receivable—net	2,331,265	2,395,881
Prepaid expenses and other current assets	157,675	140,764
Income taxes receivable	13,116	—
Deferred tax assets—net	32,021	16,872
TOTAL CURRENT ASSETS	3,161,809	3,147,293
PROPERTY AND EQUIPMENT—NET	312,702	325,917
DEFERRED TAX ASSETS—NET	117,183	126,948
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	87,321	91,049
GOODWILL	1,807,943	1,775,352
INTANGIBLE ASSETS—NET	94,112	96,973
OTHER NON-CURRENT ASSETS	104,074	101,036
TOTAL ASSETS	$5,685,144	$5,664,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$14,832	$1,641
Accounts payable	682,605	761,211
Accrued expenses and other current liabilities	840,330	821,663
Income taxes payable	—	12,641
Billings in excess of costs on uncompleted contracts	340,406	320,296
Current portion of long-term debt	152,785	160,950
TOTAL CURRENT LIABILITIES	2,030,958	2,078,402
OTHER LONG-TERM LIABILITIES	438,139	454,537
LONG-TERM DEBT	1,123,456	907,141
TOTAL LIABILITIES	3,592,553	3,440,080
COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 2 and 3 shares as of March 31, 2013 and September 30, 2012, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2013 and September 30, 2012; issued and outstanding, 99,364,985 and 107,041,003 as of March 31, 2013 and September 30, 2012, respectively	994	1,070
Additional paid-in capital	1,783,395	1,741,478
Accumulated other comprehensive loss	(208,607)	(179,173)
Retained earnings	460,197	606,089
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,035,979	2,169,464
Noncontrolling interests	56,612	55,024
TOTAL STOCKHOLDERS’ EQUITY	2,092,591	2,224,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,685,144	$5,664,568

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Revenue	$1,989,646	$2,010,951	$4,006,918	$4,040,131

Cost of revenue	1,889,803	1,934,834	3,828,957	3,873,668
Gross profit	99,843	76,117	177,961	166,463

Equity in earnings of joint ventures	7,846	16,898	13,761	25,860
General and administrative expenses	(27,253)	(19,857)	(49,355)	(42,468)
Income from operations	80,436	73,158	142,367	149,855

Other income	156	4,852	827	7,121
Interest expense	(11,855)	(11,585)	(22,776)	(22,549)
Income before income tax expense	68,737	66,425	120,418	134,427

Income tax expense	13,961	16,769	26,664	36,347
Net income	54,776	49,656	93,754	98,080
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(965)	(662)	(1,834)	(1,155)
Net income attributable to AECOM	$53,811	$48,994	$91,920	$96,925

Net income attributable to AECOM per share:
Basic	$0.54	$0.43	$0.89	$0.85
Diluted	$0.53	$0.43	$0.88	$0.85

Weighted average shares outstanding:
Basic	100,430	113,352	102,791	113,659
Diluted	101,818	114,288	103,875	114,439

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net income	$54,776	$49,656	$93,754	$98,080

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(28,900)	29,486	(34,878)	48,962
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) on derivatives	15	(949)	4	(1,725)
Reclassification adjustments for losses included in net income	456	180	894	551
Net unrealized gain (loss) on derivatives, net of tax	471	(769)	898	(1,174)
Pension adjustments, net of tax	2,443	(1,194)	4,546	(1,585)
Comprehensive income, net of tax	28,790	77,179	64,320	144,283
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(965)	(662)	(1,834)	(1,155)
Comprehensive income attributable to AECOM, net of tax	$27,825	$76,517	$62,486	$143,128

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,754	$98,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,839	50,808
Equity in earnings of unconsolidated joint ventures	(13,761)	(25,860)
Distribution of earnings from unconsolidated joint ventures	15,869	10,063
Non-cash stock compensation	18,164	17,643
Excess tax benefit from share-based payment	(1,220)	(1,106)
Foreign currency translation	(11,309)	5,424
Other	1,194	(3,659)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	106,140	(178,454)
Prepaid expenses and other assets	(11,884)	13,573
Accounts payable	(93,491)	32,301
Accrued expenses and other current liabilities	(493)	(56,220)
Billings in excess of costs on uncompleted contracts	13,062	61,210
Other long-term liabilities	(11,530)	(18,805)
Net cash provided by operating activities	152,334	4,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(39,548)	(13,768)
Net investment in unconsolidated joint ventures	1,746	(1,502)
(Purchase) sale of investments	(19,583)	6,078
Payments for capital expenditures	(24,632)	(32,205)
Other	—	2,525
Net cash used in investing activities	(82,017)	(38,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,353,431	776,048
Repayments of borrowings under credit agreements	(1,134,014)	(679,570)
Proceeds from issuance of common stock	7,665	6,806
Proceeds from exercise of stock options	8,831	3,656
Payments to repurchase common stock under the Repurchase Program	(247,615)	(68,526)
Payments for other repurchases of common stock	(7,863)	(6,826)
Excess tax benefit from share-based payment	1,220	1,106
Net distributions to noncontrolling interests	(13,046)	(5)
Net cash (used in) provided by financing activities	(31,391)	32,689

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,970)	9,907
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,956	8,722
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	593,776	456,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$627,732	$465,662

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$14,322	$857

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2012. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

The results of operations for the six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

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

In February 2013, the FASB issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to present information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for the Company’s fiscal year beginning October 1, 2013 and it is not expected to have a material impact on the Company’s consolidated financial statements.

3.              Stock Repurchase Program

In August 2011, the Company’s Board of Directors authorized a stock repurchase program (Repurchase Program), pursuant to which the Company could initially purchase up to $200 million of its common stock. As of March 31, 2013, the Company’s Board of Directors had authorized an additional $800 million in common stock repurchases, increasing the total authorized repurchases under the Repurchase Program to $1.0 billion.

Share repurchases under the Repurchase Program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. Under the Repurchase Program, which includes purchases made through an accelerated share repurchase (ASR) agreement, Rule 10b5-1 repurchase plans and the open market, the Company has purchased a total of 22.2 million shares at an average price of $22.56 per share, for a total cost of $500.0 million. As of March 31, 2013, $500.0 million was available for the repurchase of the Company’s common stock pursuant to the Repurchase Program. Repurchased shares are returned to treasury status, but remain authorized for registration and issuance in the future.

Accelerated Share Repurchase

In connection with the Repurchase Program, the Company entered into an ASR agreement with Bank of America, N.A. (Bank of America) on August 16, 2011. Under the ASR agreement, the Company agreed to repurchase $100 million of its common stock from Bank of America. During the quarter ended September 30, 2011, Bank of America delivered 4.3 million shares to the Company, at which point the Company’s shares outstanding were reduced and accounted for as a reduction to retained earnings. The number of shares delivered was the minimum amount of shares Bank of America was contractually obligated to provide under the ASR agreement.

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

Rule 10b5-1 Repurchase Plan and Open Market Purchases

In connection with the Repurchase Program, the Company enters into Rule 10b5-1 repurchase plans. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18.

From the inception of the Repurchase Program through March 31, 2013, the Company had repurchased through open market purchases and purchases made under Rule 10b5-1 plans, a total of 17.4 million shares at an average price of $22.99 per share, for a total cost of $400.0 million. All purchases made in the second quarter of fiscal 2013 were settled in that quarter.

4.              Business Acquisitions, Goodwill and Intangible Assets

Consideration for business acquisitions during the six months ended March 31, 2013 totaled $54.3 million in cash and $14.3 million in stock. Business acquisitions included South Africa-based BKS Group and Asia-based KPK Quantity Surveyors. These business acquisitions did not meet the quantitative thresholds, either individually or in the aggregate, to require pro forma disclosures of operating results based on the Company’s consolidated assets and income.

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

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2013 and 2012 were as follows:

	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2013
	(in millions)
Professional Technical Services	$1,608.6	$—	$(15.7)	$48.2	$1,641.1
Management Support Services	166.8	—	—	—	166.8
Total	$1,775.4	$—	$(15.7)	$48.2	$1,807.9

	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2012
	(in millions)
Professional Technical Services	$1,733.9	$(0.4)	$20.9	$11.0	$1,765.4
Management Support Services	352.4	7.5	—	—	359.9
Total	$2,086.3	$7.1	$20.9	$11.0	$2,125.3

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2013 and September 30, 2012, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2013			September 30, 2012
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$95.2	$(86.9)	$8.3	$91.1	$(83.8)	$7.3	1 – 5
Customer relationships	147.4	(61.7)	85.7	143.6	(54.1)	89.5	10
Trademark / tradename	7.8	(7.7)	0.1	7.8	(7.6)	0.2	2
Total	$250.4	$(156.3)	$94.1	$242.5	$(145.5)	$97.0

Amortization expense of acquired intangible assets included within cost of revenue was $10.8 million and $11.8 million for the six months ended March 31, 2013 and 2012, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2013 and for the succeeding years:

Fiscal Year	(in millions)
2013 (six months remaining)	$10.4
2014	18.9
2015	15.9
2016	13.2
2017	11.9
Thereafter	23.8
Total	$94.1

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
	(in millions)
Billed	$1,187.1	$1,207.0
Unbilled	1,083.9	1,145.1
Contract retentions	164.0	156.6
Total accounts receivable—gross	2,435.0	2,508.7
Allowance for doubtful accounts	(103.7)	(112.8)
Total accounts receivable—net	$2,331.3	$2,395.9

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of March 31, 2013 and September 30, 2012 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. Government, no single client accounted for more than 10% of the Company’s accounts receivable as of March 31, 2013 or September 30, 2012.

The Company sold trade receivables to financial institutions, of which $96.8 million and $31.2 million was outstanding as of March 31, 2013 and September 30, 2012, respectively. The Company does not retain financial or legal interest in these receivables.

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

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	March 31, 2013	September 30, 2012
	(in millions)
Current assets	$194.2	$243.2
Non-current assets	—	—
Total assets	$194.2	$243.2

Current liabilities	$35.5	$43.1
Non-current liabilities	—	—
Total liabilities	35.5	43.1

Total AECOM equity	115.0	145.1
Noncontrolling interests	43.7	55.0
Total owners’ equity	158.7	200.1
Total liabilities and owners’ equity	$194.2	$243.2

Total revenue of the consolidated joint ventures was $256.0 million and $213.6 million for the six months ended March 31, 2013 and 2012, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	March 31, 2013	September 30, 2012
	(in millions)
Current assets	$577.4	$598.8
Non-current assets	13.4	15.2
Total assets	$590.8	$614.0

Current liabilities	$391.8	$411.2
Non-current liabilities	3.3	2.7
Total liabilities	395.1	413.9

Joint ventures’ equity	195.7	200.1
Total liabilities and joint ventures’ equity	$590.8	$614.0

AECOM’s investment in joint ventures	$87.3	$91.0

Total revenue of the unconsolidated joint ventures was $966.0 million and $996.5 million for the six months ended March 31, 2013 and 2012, respectively.  Total operating income of the unconsolidated joint ventures was $36.6 million and $61.2 million for the six months ended March 31, 2013 and 2012, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2013	March 31, 2012
	(in millions)
Pass through joint ventures	$3.7	$2.8
Other joint ventures	10.1	23.1
Total	$13.8	$25.9

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended				Six Months Ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.2	$—	$0.3	$—	$0.5	$—	$0.6
Interest cost on projected benefit obligation	1.7	6.0	2.0	6.4	3.3	12.1	3.9	12.8
Expected return on plan assets	(2.2)	(5.7)	(2.1)	(6.4)	(4.3)	(11.5)	(4.2)	(12.7)
Amortization of prior service costs	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Amortization of net loss	1.1	1.0	0.7	0.6	2.2	2.0	1.5	1.1
Settlement loss recognized	—	1.8	—	—	—	2.6	—	0.5
Net periodic (benefit) cost	$0.6	$3.3	$0.6	$0.8	$1.2	$5.6	$1.2	$2.2

The total amounts of employer contributions paid for the six months ended March 31, 2013 were $2.7 million for U.S. plans and $8.6 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2013 are $6.2 million for U.S. plans and $8.6 million for non-U.S. plans. Included in other long-term liabilities are net pension liabilities of $182.0 million and $192.2 million as of March 31, 2013 and September 30, 2012, respectively.

8.              Debt

Debt consisted of the following:

	March 31, 2013	September 30, 2012
	(in millions)
Unsecured term credit agreement	$675.0	$750.0
Unsecured senior notes	258.5	256.8
Unsecured revolving credit facility	298.5	24.0
Notes secured by real properties	23.8	24.2
Other debt	35.3	14.7
Total debt	1,291.1	1,069.7
Less: Current portion of debt and short-term borrowings	(167.6)	(162.6)
Long-term debt, less current portion	$1,123.5	$907.1

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2013:

Fiscal Year
2013 (six months remaining)	$91.3
2014	168.2
2015	152.0
2016	600.4
2017	1.6
Thereafter	277.6
Total	$1,291.1

Unsecured Term Credit Agreement

In September 2011, the Company entered into an Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon request by the Company subject to certain conditions, including Company and lender approval. The Company used approximately $600 million of the proceeds from the loans to repay indebtedness under its prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under its revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.500% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.500%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. For the six months ended March 31, 2013 and 2012, the average interest rate of the Company’s term loan facility was 2.01% and 2.13%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. The Company may, at its option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $83.5 million and $81.8 million at March 31, 2013 and September 30, 2012, respectively. The fair value of the Company’s unsecured senior notes was approximately $281.5 million at March 31, 2013 and $277.8 million at September 30, 2012. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated its unsecured revolving credit facility and increased its available borrowing capacity to $1.05 billion in order to support its working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may also, at its option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At March 31, 2013 and September 30, 2012, $298.5 million and $24.0 million, respectively, were outstanding under the revolving credit facility. At March 31, 2013 and September 30, 2012, outstanding standby letters of credit totaled $34.8 million and $35.1 million, respectively, under the revolving credit facility. As of March 31, 2013, the Company had $716.7 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company’s acquisitions). As of March 31, 2013, the consolidated leverage ratio was 2.61, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of March 31, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.5 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At March 31, 2013 and September 30, 2012, the Company was in compliance with all such covenants.

The Company’s average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the six months ended March 31, 2013 and 2012 was 3.0% and 3.1%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. See Note 15 herein. At March 31, 2013 and September 30, 2012, outstanding standby letters of credit totaled $220.0 million and $209.8 million, respectively. The Company had no obligations outstanding under these unsecured credit facilities as of March 31, 2013. Included in other debt as of September 30, 2012 were $4.8 million in outstanding obligations under these unsecured credit facilities. As of March 31, 2013, the Company had $256.7 million available under its unsecured credit facilities.

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

The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in the accompanying consolidated statements of income as cost of revenue, interest expense, or to accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company also uses foreign currency options designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to either interest expense when the interest expense on the variable rate debt is recognized, or to cost of sales when the hedged revenues are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency options would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency options from the assessment of hedge effectiveness. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of sales.

At March 31, 2013, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $4.7 million, of which $2.7 million is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At March 31, 2013, the effective portion of the Company’s foreign currency options designated as cash flow hedges before tax effect, were immaterial.

As of March 31, 2013 and September 30, 2012, the notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reais (BRL) was BRL 3.4 million and BRL 16.4 million (or approximately $1.7 million and $8.1 million) at March 31, 2013 and September 30, 2012, respectively. These foreign exchange contracts have maturities of 24 months or less.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of the Company and its subsidiaries. Gains and losses on these contracts are recognized in cost of sales for those instruments related to the provision of our services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $170.7 million and $60.1 million at March 31, 2013 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $273.8 million and $110.2 million at March 31, 2013 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 24.3 million and BRL 9.7 million (or approximately $12.0 million and $4.9 million) at March 31, 2013 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 9.9 million (or approximately $4.9 million) at March 31, 2013.

Other Derivatives

Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of the Company and its subsidiaries. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item in costs other income (expense). The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in other income (expense). The notional principal of option contracts to sell U.S. dollars for foreign currencies was $17.3 million at September 30, 2012 and no such option contracts were outstanding at March 31, 2013. The notional principal of option contracts to purchase U.S. dollars with foreign currencies was $43.3 million at March 31, 2013 and no such option contracts were outstanding at September 30, 2012.

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Mar 31, 2013	Sep 30, 2012
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$—	$0.1
Derivatives not designated as hedging instruments:
Option contracts	Prepaid expenses and other current assets	0.1	0.1
Foreign currency forward contracts	Prepaid expenses and other current assets	1.3	0.4
Total		$1.4	$0.6
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$2.7	$2.9
Interest rate swap agreements	Other long-term liabilities	2.0	3.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	2.0	0.6
Total		$6.7	$6.7

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended Mar 31,		Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Six Months Ended Mar 31,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$—	$(2.1)	$—	$(2.9)

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended Mar 31,		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Six Months Ended Mar 31,
	Location	2013	2012	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(0.8)	$(0.5)	$(1.5)	$(0.9)

		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended Mar 31,		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Six Months Ended Mar 31,
	Location	2013	2012	2013	2012
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$—	$—	$0.1	$—

(1)   Losses related to the ineffective portion of the hedges were not material in all periods presented.

The gain recognized in accumulated other comprehensive loss from the Company’s foreign currency options was immaterial for the six months ended March 31, 2013 and the Company had no foreign currency options outstanding for the six months ended March 31, 2012. There were no losses reclassified from accumulated other comprehensive loss into income from the foreign currency options in any of the years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Three Months Ended Mar 31,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Six Months Ended Mar 31,
	Location	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$1.1	$1.2	$0.1	$2.7
Option contracts	Other income (expense)	(0.3)	—	(0.4)	—
		$0.8	$1.2	$(0.3)	$2.7

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the six months ended March 31, 2013 and 2012, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.3	1.3
Total assets	$1.4	$1.4

Interest rate swap agreements	$4.7	$4.7
Foreign currency forward contracts	2.0	2.0
Total liabilities	$6.7	$6.7

	September 30, 2012	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Option contracts	0.1	0.1
Foreign currency forward contracts	0.4	0.4
Total assets	$0.6	$0.6

Interest rate swap agreements	$6.1	$6.1
Foreign currency forward contracts	0.6	0.6
Total liabilities	$6.7	$6.7

For additional information about the Company’s derivatives, refer to Note 9 herein.

11.       Share-based Payments

The fair value of the Company’s employee stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The Company did not grant any employee stock options during the six months ended March 31, 2013 and 2012.

Stock option activity for the six months ended March 31 was as follows:

	2013		2012
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	2.5	$22.81	2.9	$21.38
Options granted	—	—	—	—
Options exercised	(0.5)	16.99	(0.3)	11.08
Options forfeited or expired	(0.2)	26.93	—	28.17
Outstanding at March 31	1.8	24.21	2.6	22.58

Vested and expected to vest in the future as of March 31	1.8	$24.19	2.6	$22.54

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a two or three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. Total compensation expense related to share-based payments was $18.2 million and $17.6 million during the six months ended March 31, 2013 and 2012, respectively. Unrecognized compensation expense related to total share-based payments outstanding was $81.7 million and $39.0 million as of March 31, 2013 and September 30, 2012, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $1.2 million and $1.1 million for the six months ended March 31, 2013 and 2012, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

12.       Income Taxes

The Company’s effective tax rate was 22.1% and 27.0% for the six months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rate is lower than the federal statutory rate of 35.0% primarily due to the tax rate differential on foreign earnings where the statutory rates are generally lower than the federal statutory rate. Our effective tax rate fluctuates from quarter to quarter due to several factors including the change in the mix of foreign and domestic earnings, tax law changes, outcomes of administrative audits, changes in our assessment of valuation allowances and other tax contingencies.

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

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(in millions)
Denominator for basic earnings per share	100.4	113.4	102.8	113.7
Potential common shares	1.4	0.9	1.1	0.7
Denominator for diluted earnings per share	101.8	114.3	103.9	114.4

EPS includes the effect of repurchased shares, which are discussed in Note 3 herein. For the six months ended March 31, 2013 and 2012, options excluded from the calculation of potential common shares were not significant.

14.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	September 30, 2012
	(in millions)
Accrued salaries and benefits	$377.4	$415.2
Accrued contract costs	386.1	333.4
Other accrued expenses	76.8	73.1
	$840.3	$821.7

Accrued contract costs above include balances related to professional liability accruals of $120.3 million and $117.8 million as of March 31, 2013 and September 30, 2012, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	March 31, 2013	September 30, 2012
	(in millions)
Pension liabilities (Note 7)	$182.0	$192.2
Reserve for uncertain tax positions	55.7	56.3
Other	200.4	206.0
	$438.1	$454.5

The components of accumulated other comprehensive loss are as follows:

	March 31, 2013	September 30, 2012
	(in millions)
Loss on cash flow hedge valuations, net of tax	$(2.8)	$(3.7)
Foreign currency translation adjustment	(32.1)	2.7
Defined benefit minimum pension liability adjustment, net of tax	(173.7)	(178.2)
	$(208.6)	$(179.2)

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At March 31, 2013, the Company was contingently liable in the amount of approximately $254.8 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The guarantees have various expiration dates. For the majority of these projects, the maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. On projects where the Company has additional exposure including for delay or consequential damages, the policy is to cap such damages in order to limit this exposure and, in any case, to cap the performance guarantees themselves. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments. The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

Global Linguists Solutions Joint Venture

On October 5, 2011 and February 8, 2012, the U.S. Defense Contract Audit Agency (DCAA) issued DCAA Forms 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies, Inc., acquired by the Company in August 2010, is an owner. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. Government under a contract for the U.S. Army for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of the DCAA Forms 1, the U.S. Government has withheld approximately $19 million from payments on current year billings pending final resolution.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended March 31, 2013:
Revenue	$1,765.9	$223.7	$—	$1,989.6
Revenue, net of other direct costs(1)	1,110.3	141.6	—	1,251.9
Gross profit	92.2	7.7	—	99.9
Equity in earnings of joint ventures	4.1	3.8	—	7.9
General and administrative expenses	—	—	(27.3)	(27.3)
Operating income	96.3	11.5	(27.3)	80.5

Gross profit as a % of revenue	5.2%	3.4%	—	5.0%
Gross profit as a % of revenue, net of other direct costs(1)	8.3%	5.4%	—	8.0%

Three Months Ended March 31, 2012:
Revenue	$1,801.1	$209.8	$—	$2,010.9
Revenue, net of other direct costs(1)	1,163.1	126.4	—	1,289.5
Gross profit (loss)	86.4	(10.2)	—	76.2
Equity in earnings of joint ventures	4.6	12.3	—	16.9
General and administrative expenses	—	—	(19.9)	(19.9)
Operating income	91.0	2.1	(19.9)	73.2

Gross profit as a % of revenue	4.8%	(4.9)%	—	3.8%
Gross profit as a % of revenue, net of other direct costs(1)	7.4%	(8.1)%	—	5.9%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Six Months Ended March 31, 2013:
Revenue	$3,537.1	$469.8	$—	$4,006.9
Revenue, net of other direct costs(1)	2,204.1	292.8	—	2,496.9
Gross profit	161.4	16.6	—	178.0
Equity in earnings of joint ventures	9.4	4.4	—	13.8
General and administrative expenses	—	—	(49.4)	(49.4)
Operating income	170.8	21.0	(49.4)	142.4

Gross profit as a % of revenue	4.6%	3.5%	—	4.4%
Gross profit as a % of revenue, net of other direct costs(1)	7.3%	5.7%	—	7.1%

Six Months Ended March 31, 2012:
Revenue	$3,608.5	$431.6	$—	$4,040.1
Revenue, net of other direct costs(1)	2,264.0	256.3	—	2,520.3
Gross profit (loss)	171.2	(4.7)	—	166.5
Equity in earnings of joint ventures	7.0	18.9	—	25.9
General and administrative expenses	—	—	(42.5)	(42.5)
Operating income	178.2	14.2	(42.5)	149.9

Gross profit as a % of revenue	4.7%	(1.1)%	—	4.1%
Gross profit as a % of revenue, net of other direct costs(1)	7.6%	(1.8)%	—	6.6%

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

Overview

We are a leading global provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 46,000 employees.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in millions)
Other Financial Data:
Revenue	$1,989.6	$2,010.9	$4,006.9	$4,040.1
Other direct costs(1)	737.7	721.4	1,510.0	1,519.8
Revenue, net of other direct costs(1)	1,251.9	1,289.5	2,496.9	2,520.3
Cost of revenue, net of other direct costs(1)	1,152.0	1,213.3	2,318.9	2,353.8
Gross profit	99.9	76.2	178.0	166.5
Equity in earnings of joint ventures	7.9	16.9	13.8	25.9
General and administrative expenses	(27.3)	(19.9)	(49.4)	(42.5)
Income from operations	$80.5	$73.2	$142.4	$149.9

Reconciliation of Cost of Revenue:
Other direct costs	$737.7	$721.4	$1,510.0	$1,519.8
Cost of revenue, net of other direct costs	1,152.0	1,213.3	2,318.9	2,353.8
Cost of revenue	$1,889.7	$1,934.7	$3,828.9	$3,873.6

(1)         Non-GAAP measure

Results of Operations

Three and six months ended March 31, 2013 compared to the three and six months ended March 31, 2012

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenue	$1,989.6	$2,010.9	$(21.3)	(1.1)%	$4,006.9	$4,040.1	$(33.2)	(0.8)%
Other direct costs	737.7	721.4	16.3	2.3	1,510.0	1,519.8	(9.8)	(0.6)
Revenue, net of other direct costs	1,251.9	1,289.5	(37.6)	(2.9)	2,496.9	2,520.3	(23.4)	(0.9)
Cost of revenue, net of other direct costs	1,152.0	1,213.3	(61.3)	(5.1)	2,318.9	2,353.8	(34.9)	(1.5)
Gross profit	99.9	76.2	23.7	31.1	178.0	166.5	11.5	6.9
Equity in earnings of joint ventures	7.9	16.9	(9.0)	(53.3)	13.8	25.9	(12.1)	(46.7)
General and administrative expenses	(27.3)	(19.9)	(7.4)	37.2	(49.4)	(42.5)	(6.9)	16.2
Income from operations	80.5	73.2	7.3	10.0	142.4	149.9	(7.5)	(5.0)
Other income	0.1	4.8	(4.7)	(97.9)	0.8	7.1	(6.3)	(88.7)
Interest expense	(11.9)	(11.6)	(0.3)	2.6	(22.8)	(22.6)	(0.2)	0.9
Income before income tax expense	68.7	66.4	2.3	3.5	120.4	134.4	(14.0)	(10.4)
Income tax expense	14.0	16.7	(2.7)	(16.2)	26.7	36.3	(9.6)	(26.4)
Net income	54.7	49.7	5.0	10.1	93.7	98.1	(4.4)	(4.5)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.9)	(0.7)	(0.2)	28.6	(1.8)	(1.2)	(0.6)	50.0
Net income attributable to AECOM	$53.8	$49.0	$4.8	9.8%	$91.9	$96.9	$(5.0)	(5.2)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	92.0	94.1	92.9	93.4
Gross margin	8.0	5.9	7.1	6.6
Equity in earnings of joint ventures	0.6	1.3	0.6	1.0
General and administrative expense	(2.2)	(1.5)	(2.0)	(1.7)
Income from operations	6.4	5.7	5.7	5.9
Other income	0.0	0.4	0.0	0.3
Interest expense	(0.9)	(1.0)	(0.9)	(0.9)
Income before income tax expense	5.5	5.1	4.8	5.3
Income tax expense	1.1	1.2	1.0	1.4
Net income	4.4	3.9	3.8	3.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Net income attributable to AECOM	4.3%	3.8%	3.7%	3.8%

Revenue

Our revenue for the three months ended March 31, 2013 decreased $21.3 million, or 1.1%, to $1,989.6 million as compared to $2,010.9 million for the corresponding period last year. Revenue provided by acquired companies was $44.4 million for the three months ended March 31, 2013. Excluding the revenue provided by acquired companies, revenue decreased $65.7 million, or 3.3%, from the three months ended March 31, 2012.

Our revenue for the six months ended March 31, 2013 decreased $33.2 million, or 0.8%, to $4,006.9 million as compared to $4,040.1 million for the corresponding period last year. Revenue provided by acquired companies was $73.4 million for the six months ended March 31, 2013. Excluding the revenue provided by acquired companies, revenue decreased $106.6 million, or 2.6%, from the six months ended March 31, 2012.

The decrease in revenue, excluding acquired companies, for the three months ended March 31, 2013 was primarily attributable to a decrease in mining related services in Australia of approximately $80 million, partially offset by the increase in revenue provided by the MSS segment of $14 million.

The decrease in revenue, excluding acquired companies, for the six months ended March 31, 2013 was primarily attributable to a decrease in mining related services in Australia of approximately $100 million and a reduction in engineering, program management, and construction management services provided in the Americas of $80 million. These decreases were partially offset by increased engineering and program management services on infrastructure projects in Asia of approximately $40 million and a $38 million increase in our MSS segment.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended March 31, 2013 decreased $37.6 million, or 2.9%, to $1,251.9 million as compared to $1,289.5 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $32.4 million for the three months ended March 31, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $70.0 million, or 5.4%, from the three months ended March 31, 2012.

Our revenue, net of other direct costs, for the six months ended March 31, 2013 decreased $23.4 million, or 0.9%, to $2,496.9 million as compared to $2,520.3 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $53.7 million for the six months ended March 31, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $77.1 million, or 3.1%, from the six months ended March 31, 2012.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended March 31, 2013 was primarily due to a decrease in mining related services in Australia of approximately $50 million and a reduction in engineering, program management, and construction management services in the Americas of approximately $30 million, partially offset by the increase in revenue, net of other direct costs, provided by the MSS segment of $15 million.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the six months ended March 31, 2013 was primarily due to a reduction in engineering, program management, and construction management services in the Americas of approximately $80 million and a decrease in mining related services in Australia of approximately $70 million, partially offset by increases in our MSS segment of $37 million and increased engineering and program management services on infrastructure projects in Asia of approximately $30 million.

Gross Profit

Our gross profit for the three months ended March 31, 2013 increased $23.7 million, or 31.1%, to $99.9 million as compared to $76.2 million for the corresponding period last year. Gross profit provided by acquired companies was $3.3 million for the three months ended March 31, 2013. Excluding gross profit provided by acquired companies, gross profit increased $20.4 million, or 26.8%, from the three months ended March 31, 2012. For the three months ended March 31, 2013, gross profit, as a percentage of revenue, net of other direct costs, increased to 8.0% from 5.9% for the three months ended March 31, 2012.

Our gross profit for the six months ended March 31, 2013 increased $11.5 million, or 6.9%, to $178.0 million as compared to $166.5 million for the corresponding period last year. Gross profit provided by acquired companies was $4.1 million for the six months ended March 31, 2013. Excluding gross profit provided by acquired companies, gross profit increased $7.4 million, or 4.4%, from the six months ended March 31, 2012. For the six months ended March 31, 2013, gross profit, as a percentage of revenue, net of other direct costs, increased to 7.1% from 6.6% for the six months ended March 31, 2012.

The increases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three and six months ended March 31, 2013 were primarily due to improved project performance and cost structure as well as increased activity on a project with the United States Army in the Middle East within the MSS reportable segment.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2013 decreased $9.0 million, or 53.3%, to $7.9 million as compared to $16.9 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2013 decreased $12.1 million, or 46.7%, to $13.8 million as compared to $25.9 million in the corresponding period last year.

The decreases were primarily due to reduced earnings on a joint venture that supports the United States Army in another project in the Middle East and a joint venture that provides services to the United States Department of Energy.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2013 increased $7.4 million, or 37.2%, to $27.3 million as compared to $19.9 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 2.2% for the three months ended March 31, 2013 from 1.5% for the three months ended March 31, 2012.

Our general and administrative expenses for the six months ended March 31, 2013 increased $6.9 million, or 16.2%, to $49.4 million as compared to $42.5 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 2.0% for the six months ended March 31, 2013 from 1.7% for the six months ended March 31, 2012.

The increases in general administrative expenses are primarily due to increased performance based compensation.

Other Income

Our other income for the three months ended March 31, 2013 decreased $4.7 million to $0.1 million as compared to $4.8 million for the three months ended March 31, 2012.

Our other income for the six months ended March 31, 2013 decreased $6.3 million to $0.8 million as compared to $7.1 million for the six months ended March 31, 2012.

The decreases in other income are primarily due to decreased earnings from investments.

Interest Expense

Our interest expense for the three months ended March 31, 2013 increased $0.3 million to $11.9 million as compared to $11.6 million for the three months ended March 31, 2012.

Our interest expense for the six months ended March 31, 2013 increased $0.2 million to $22.8 million as compared to $22.6 million for the six months ended March 31, 2012.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2013 decreased $2.7 million, or 16.2%, to $14.0 million as compared to $16.7 million for the three months ended March 31, 2012.

Our income tax expense for the six months ended March 31, 2013 decreased $9.6 million, or 26.4%, to $26.7 million as compared to $36.3 million for the six months ended March 31, 2012.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, retroactively extended the U.S. Research and Experimentation Credits, which lapsed on December 31, 2011.  As a result of the retroactive extension, the Company recognized a $2.7 million benefit net of uncertainties during the three months ended March 31, 2013 reflecting anticipated credits for the nine-months ended September 30, 2012.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $53.8 million and $91.9 million for the three and six months ended March 31, 2013, respectively, as compared to net income attributable to AECOM of $49.0 million and $96.9 million for the three and six months ended March 31, 2012, respectively.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenue	$1,765.9	$1,801.1	$(35.2)	(2.0)%	$3,537.1	$3,608.5	$(71.4)	(2.0)%
Other direct costs	655.6	638.0	17.6	2.8	1,333.0	1,344.5	(11.5)	(0.9)
Revenue, net of other direct costs	1,110.3	1,163.1	(52.8)	(4.5)	2,204.1	2,264.0	(59.9)	(2.6)
Cost of revenue, net of other direct costs	1,018.1	1,076.7	(58.6)	(5.4)	2,042.7	2,092.8	(50.1)	(2.4)
Gross profit	$92.2	$86.4	$5.8	6.7%	$161.4	$171.2	$(9.8)	(5.7)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.7	92.6	92.7	92.4
Gross profit	8.3%	7.4%	7.3%	7.6%

Revenue

Revenue for our PTS segment for the three months ended March 31, 2013 decreased $35.2 million, or 2.0%, to $1,765.9 million as compared to $1,801.1 million for the corresponding period last year. Revenue provided by acquired companies was $44.4 million for the three months ended March 31, 2013. Excluding revenue provided by acquired companies, revenue decreased $79.6 million, or 4.4%, from the three months ended March 31, 2012.

Revenue for our PTS segment for the six months ended March 31, 2013 decreased $71.4 million, or 2.0%, to $3,537.1 million as compared to $3,608.5 million for the corresponding period last year. Revenue provided by acquired companies was $73.4 million for the six months ended March 31, 2013. Excluding revenue provided by acquired companies, revenue decreased $144.8 million, or 4.0%, from the six months ended March 31, 2012.

The decrease in revenue, excluding acquired companies, for the three months ended March 31, 2013 was primarily attributable to a decrease in mining related services in Australia of approximately $80 million.

The decrease in revenue, excluding acquired companies, for the six months ended March 31, 2013 was primarily attributable to a decrease in mining related services in Australia of approximately $100 million and a reduction in engineering, program management, and construction management services provided in the Americas of approximately $80 million.  These decreases were partially offset by increased engineering and program management services on infrastructure projects in Asia of approximately $40 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended March 31, 2013 decreased $52.8 million, or 4.5%, to $1,110.3 million as compared to $1,163.1 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $32.4 million for the three months ended March 31, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $85.2 million, or 7.3%, from the three months ended March 31, 2012.

Revenue, net of other direct costs, for our PTS segment for the six months ended March 31, 2013 decreased $59.9 million, or 2.6%, to $2,204.1 million as compared to $2,264.0 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $53.7 million for the six months ended March 31, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $113.6 million, or 5.0%, from the six months ended March 31, 2012.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended March 31, 2013 was primarily due to a decrease in mining related services in Australia of approximately $50 million and a reduction in engineering and program management services in the Americas of approximately $30 million.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the six months ended March 31, 2013 was primarily due to a reduction in engineering, program management, and construction management services in the Americas of approximately $80 million and a decrease in mining related services in Australia of approximately $70 million, partially offset by an increase in program management services on infrastructure projects in Asia of approximately $30 million.

Gross Profit

Gross profit for our PTS segment for the three months ended March 31, 2013 increased $5.8 million, or 6.7%, to $92.2 million as compared to $86.4 million for the corresponding period last year. Gross profit provided by acquired companies was $3.3 million for the three months ended March 31, 2013. Excluding gross profit provided by acquired companies, gross profit increased $2.5 million, or 2.9%, from the three months ended March 31, 2012. As a percentage of revenue, net of other direct costs, gross profit increased to 8.3% of revenue, net of other direct costs, for the three months ended March 31, 2013 from 7.4% in the corresponding period last year.

Gross profit for our PTS segment for the six months ended March 31, 2013 decreased $9.8 million, or 5.7%, to $161.4 million as compared to $171.2 million for the corresponding period last year. Gross profit provided by acquired companies was $4.1 million for the six months ended March 31, 2013. Excluding gross profit provided by acquired companies, gross profit decreased $13.9 million, or 8.1%, from the six months ended March 31, 2012. As a percentage of revenue, net of other direct costs, gross profit decreased to 7.3% of revenue, net of other direct costs, for the six months ended March 31, 2013 from 7.6% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the six months ended March 31, 2013 was primarily attributable to a decline in our Australian mining related services, which led us to incur severance costs of approximately $11 million during the six months ended March 31, 2013.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenue	$223.7	$209.8	$13.9	6.6%	$469.8	$431.6	$38.2	8.9%
Other direct costs	82.1	83.4	(1.3)	(1.6)	177.0	175.3	1.7	1.0
Revenue, net of other direct costs	141.6	126.4	15.2	12.0	292.8	256.3	36.5	14.2
Cost of revenue, net of other direct costs	133.9	136.6	(2.7)	(2.0)	276.2	261.0	15.2	5.8
Gross profit (loss)	$7.7	$(10.2)	$17.9	175.5%	$16.6	$(4.7)	$21.3	453.2%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	94.6	108.1	94.3	101.8
Gross profit (loss)	5.4%	(8.1)%	5.7%	(1.8)%

Revenue

Revenue for our MSS segment for the three months ended March 31, 2013 increased $13.9 million, or 6.6%, to $223.7 million as compared to $209.8 million for the corresponding period last year.

Revenue for our MSS segment for the six months ended March 31, 2013 increased $38.2 million, or 8.9%, to $469.8 million as compared to $431.6 million for the corresponding period last year.

The increases in revenue for the three and six months ended March 31, 2013 were primarily attributable to increased services provided to the U.S. Armed Forces in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended March 31, 2013 increased $15.2 million, or 12.0%, to $141.6 million as compared to $126.4 million for the corresponding period last year.

Revenue, net of other direct costs, for our MSS segment for the six months ended March 31, 2013 increased $36.5 million, or 14.2%, to $292.8 million as compared to $256.3 million for the corresponding period last year.

The increases in revenue, net of other direct costs, for the three and six months ended March 31, 2013 were primarily attributable to increased services provided to the U.S. Armed Forces in the Middle East.

Gross Profit (Loss)

Gross profit (loss) for our MSS segment for the three months ended March 31, 2013 increased $17.9 million, or 175.5%, to $7.7 million as compared to $(10.2) million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 5.4% of revenue, net of other direct costs, for the three months ended March 31, 2013 from (8.1)% in the corresponding period last year.

Gross profit (loss) for our MSS segment for the six months ended March 31, 2013 increased $21.3 million, or 453.2%, to $16.6 million as compared to $(4.7) million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 5.7% of revenue, net of other direct costs, for the six months ended March 31, 2013 from (1.8)% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three and six months ended March 31, 2013 were primarily due to improved project performance and cost structure as well as increased activity on a project with the United States Army.

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

At March 31, 2013, cash and cash equivalents were $627.7 million, an increase of $33.9 million, or 5.7%, from $593.8 million at September 30, 2012. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under credit agreements, partially offset by cash payments for business acquisitions, stock repurchases and investing activities.

Net cash provided by operating activities was $152.3 million for the six months ended March 31, 2013, compared to $5.0 million for the six months ended March 31, 2012. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The increase in cash provided by operating activities provided by our accounts receivable was partially due to the sale of trade receivables to financial institutions, which provided a net benefit of $55.9 million. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $82.0 million for the six months ended March 31, 2013, compared to $38.9 million for the six months ended March 31, 2012. This increase was primarily attributable to a $25.8 million increase in payments for business acquisitions, net of cash acquired and $25.7 million increase in purchases of investments.

Net cash used in financing activities was $31.4 million for the six months ended March 31, 2013, compared with net cash provided by financing activities of $32.7 million for the six months ended March 31, 2012. The change was primarily attributable to a $179.1 million increase in payments to repurchase common stock under the Repurchase Program, partially offset by an increase in net borrowings under credit agreements of $122.9 million.

Working Capital

Working capital, or current assets less current liabilities, increased $62.0 million, or 5.8%, to $1,130.9 million at March 31, 2013 from $1,068.9 million at September 30, 2012. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $84.7 million, or 4.1%, to $1,990.9 million at March 31, 2013.

Accounts receivable decreased 2.7%, or $64.6 million, to $2,331.3 million at March 31, 2013 from $2,395.9 million at September 30, 2012.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 91 days at both March 31, 2013 and September 30, 2012.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables as of March 31, 2013 and September 30, 2012 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of March 31, 2013 and September 30, 2012. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	March 31, 2013	September 30, 2012
	(in millions)
Unsecured term credit agreement	$675.0	$750.0
Unsecured senior notes	258.5	256.8
Unsecured revolving credit facility	298.5	24.0
Notes secured by real properties	23.8	24.2
Other debt	35.3	14.7
Total debt	1,291.1	1,069.7
Less: Current portion of debt and short-term borrowings	(167.6)	(162.6)
Long-term debt, less current portion	$1,123.5	$907.1

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2013:

Fiscal Year
2013 (six months remaining)	$91.3
2014	168.2
2015	152.0
2016	600.4
2017	1.6
Thereafter	277.6
Total	$1,291.1

Unsecured Term Credit Agreement

In September 2011, we entered into an Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million in term loans on the closing date and may borrow up to an additional $100 million in term loans upon our request subject to certain conditions, including Company and lender approval. We used approximately $600 million of the proceeds from the loans to repay indebtedness under our prior term loan facility, approximately $147 million of the proceeds to pay down indebtedness under our revolving credit facility and a portion of the proceeds to pay fees and expenses related to the Term Credit Agreement. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.375% to 1.500% and the applicable margin for Eurodollar Rate loans is a range of 1.375% to 2.500%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the six months ended March 31, 2013 and 2012, the average interest rate of our term loan facility was 2.01% and 2.13%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on a quarterly basis beginning on December 31, 2012, while interest payments are required on a quarterly basis beginning December 31, 2011. Any remaining principal of the loans under the Term Credit Agreement is due no later than July 20, 2016. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurodollar Rate loans. We may, at our option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $83.5 million and $81.8 million at March 31, 2013 and September 30, 2012, respectively. The fair value of our unsecured senior notes was approximately $281.5 million at March 31, 2013 and $277.8 million at September 30, 2012. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, we entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which amended and restated our unsecured revolving credit facility and increased our available borrowing capacity to $1.05 billion in order to support our working capital and acquisition needs. The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may also, at our option, request an increase in the commitments under the facility up to a total of $1.15 billion, subject to certain conditions, including Company and lender approval. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. Accrued interest is payable in arrears on a quarterly basis for Base Rate loans, and at the end of the applicable interest period (but at least every three months) for Eurocurrency Loans. At March 31, 2013 and September 30, 2012, $298.5 million and $24.0 million, respectively, were outstanding under our revolving credit facility. At March 31, 2013 and September 30, 2012, outstanding standby letters of credit totaled $34.8 million and $35.1 million, respectively, under our revolving credit facility. As of March 31, 2013, we had $716.7 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of March 31, 2013, our consolidated leverage ratio was 2.61, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of March 31, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.5 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At March 31, 2013 and September 30, 2012, we were in compliance with all such covenants.

Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the six months ended March 31, 2013 and 2012 was 3.0% and 3.1%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable bear interest at 6.04% per annum and mature in December 2028.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At March 31, 2013 and September 30, 2012, outstanding standby letters of credit totaled $220.0 million and $209.8 million, respectively. We had no obligations outstanding under these unsecured credit facilities as of March 31, 2013. Included in other debt as of September 30, 2012 were $4.8 million in outstanding obligations under these unsecured credit facilities. As of March 31, 2013, we had $256.7 million available under our unsecured credit facilities.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2013, there was approximately $254.8 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the six months ended March 31, 2013 were $2.7 million for U.S. plans and $8.6 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

In February 2013, the FASB issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to present information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for our fiscal year beginning October 1, 2013 and it is not expected to have a material impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risks

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates. We actively monitor these exposures. Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates. In order to accomplish this objective, we sometimes enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures. We do not use derivative financial instruments for trading purposes.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2013 and September 30, 2012, we had $973.5 million and $774.0 million, respectively, in outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. These borrowings are at offshore rates, for which the applicable margin added can range from 1.0% to 2.5%. For the six months ended March 31, 2013, our weighted average floating rate borrowings were $400.5 million, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased or decreased by 1%, our interest expense for the six months ended March 31, 2013 would have increased or decreased by $2.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2013 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Absent additional legislative or other remedial action, the sequestration requires $1.2 trillion in reduced U.S. federal government spending over a ten-year period. A significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities, and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $1.9 billion as of March 31, 2013. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

For example, in connection with our annual goodwill impairment testing for fiscal 2012, we recorded an impairment charge of $336 million due to market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MSS reporting units. We cannot accurately predict the amount and timing of any future impairment. In addition to the goodwill impairment charge we recorded in fiscal 2012, we may be required to take additional goodwill impairment charges relating to certain of our reporting units if the fair value of our reporting units is less than their carrying value. Similarly, certain Company transactions, such as merger and acquisition transactions, could result in additional goodwill impairment charges being recorded.

In addition, if we experience a decrease in our stock price and market capitalization over a sustained period, we would have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws, including the requirements to maintain accurate information and internal controls which may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. In addition, from time to time, government investigations of corruption in construction-related industries affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

As a government contractor, misconduct, fraud or other improper activities caused by our employees’ or consultants’ failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, environmental regulations, regulations regarding the protection of sensitive government information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, export control and other applicable laws or regulations. For example, as discussed elsewhere in this report, the U.S. Attorney’s Office (USAO) has informed us that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges relating to one of our subsidiaries’ projects in the state of Hawaii. If such matter is not resolved in our favor, it could have a material adverse effect on our business. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of government granted eligibility, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

Our defined benefit plans have significant deficits that could grow in the future and cause us to incur additional costs.

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, and Canada. At March 31, 2013, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $182.0 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At March 31, 2013, our contracted backlog was approximately $9.5 billion and our awarded backlog was approximately $7.6 billion for a total backlog of $17.1 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a required threshold. As of March 31, 2013, our consolidated leverage ratio was 2.61, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of March 31, 2013, our net worth was $2.0 billion, which exceeds the required threshold of $1.5 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

During the three-month period ended March 31, 2013, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

99,357 shares of our common stock to the shareholders of privately-held companies in connection with our acquisition of the companies.

We issued the securities identified above in reliance upon Regulation S promulgated under the Securities Act as sales occurring outside of the United States.

Stock Repurchase Program

As of March 31 2013, our Board of Directors has authorized $1.0 billion to purchase our common stock under our stock repurchase program. Share repurchases under this program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

A summary of the repurchase activity for the three months ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in millions, Except Per Share Amounts)
January 1—31, 2013	—	$—	—	$564.6
February 1—28, 2012	2.2	30.09	2.2	500.0
March 1—31, 2013	—	—	—	500.0
Total	2.2	$30.09	2.2	$500.0

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
10.1	Consulting Agreement Renewal Letter, dated as of May 7, 2013, between Richard G. Newman and AECOM Technology Corporation

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION

Date: May 7, 2013	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Executive Vice President and Chief Financial Officer