Form 10-Q
period 2013-06-30
AECOM TECHNOLOGY CORP
filed 2013-08-07
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, 100,804,056 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation
Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$351,651	$456,983
Cash in consolidated joint ventures	155,940	136,793
Total cash and cash equivalents	507,591	593,776
Accounts receivable—net	2,341,146	2,395,881
Prepaid expenses and other current assets	169,231	140,764
Deferred tax assets—net	31,716	16,872
TOTAL CURRENT ASSETS	3,049,684	3,147,293
PROPERTY AND EQUIPMENT—NET	270,344	325,917
DEFERRED TAX ASSETS—NET	118,135	126,948
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	83,843	91,049
GOODWILL	1,797,314	1,775,352
INTANGIBLE ASSETS—NET	87,394	96,973
OTHER NON-CURRENT ASSETS	132,654	101,036
TOTAL ASSETS	$5,539,368	$5,664,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$12,024	$1,641
Accounts payable	711,220	761,211
Accrued expenses and other current liabilities	890,123	821,663
Income taxes payable	5,776	12,641
Billings in excess of costs on uncompleted contracts	320,944	320,296
Current portion of long-term debt	1,469	160,950
TOTAL CURRENT LIABILITIES	1,941,556	2,078,402
OTHER LONG-TERM LIABILITIES	420,721	454,537
LONG-TERM DEBT	1,135,226	907,141
TOTAL LIABILITIES	3,497,503	3,440,080
COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 2 and 3 shares as of June 30, 2013 and September 30, 2012, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2013 and September 30, 2012; issued and outstanding, 97,617,749 and 107,041,003 as of June 30, 2013 and September 30, 2012, respectively	976	1,070
Additional paid-in capital	1,798,335	1,741,478
Accumulated other comprehensive loss	(270,830)	(179,173)
Retained earnings	457,249	606,089
TOTAL AECOM STOCKHOLDERS’ EQUITY	1,985,730	2,169,464
Noncontrolling interests	56,135	55,024
TOTAL STOCKHOLDERS’ EQUITY	2,041,865	2,224,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,539,368	$5,664,568

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$2,067,490	$2,095,138	$6,074,408	$6,135,269

Cost of revenue	1,935,676	1,983,900	5,764,633	5,857,568
Gross profit	131,814	111,238	309,775	277,701

Equity in earnings of joint ventures	4,094	12,281	17,855	38,141
General and administrative expenses	(24,010)	(20,682)	(73,365)	(63,150)
Income from operations	111,898	102,837	254,265	252,692

Other income	1,215	1,519	2,042	8,640
Interest expense	(11,719)	(13,178)	(34,495)	(35,727)
Income before income tax expense	101,394	91,178	221,812	225,605

Income tax expense	30,179	21,323	56,843	57,670
Net income	71,215	69,855	164,969	167,935
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(460)	(442)	(2,294)	(1,597)
Net income attributable to AECOM	$70,755	$69,413	$162,675	$166,338

Net income attributable to AECOM per share:
Basic	$0.71	$0.63	$1.60	$1.48
Diluted	$0.70	$0.63	$1.58	$1.47

Weighted average shares outstanding:
Basic	99,257	110,221	101,482	112,513
Diluted	100,761	110,819	102,706	113,233

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$71,215	$69,855	$164,969	$167,935

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(63,404)	(29,626)	(98,282)	19,335
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) on derivatives	258	(1,741)	262	(3,463)
Reclassification adjustments for losses included in net income	478	387	1,372	935
Net unrealized gain (loss) on derivatives, net of tax	736	(1,354)	1,634	(2,528)
Pension adjustments, net of tax	445	2,188	4,991	604
Comprehensive income, net of tax	8,992	41,063	73,312	185,346
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(460)	(442)	(2,294)	(1,597)
Comprehensive income attributable to AECOM, net of tax	$8,532	$40,621	$71,018	$183,749

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation
Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,969	$167,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,371	76,893
Equity in earnings of unconsolidated joint ventures	(17,855)	(38,141)
Distribution of earnings from unconsolidated joint ventures	21,273	21,914
Non-cash stock compensation	27,404	19,690
Excess tax benefit from share-based payment	(1,754)	(1,133)
Foreign currency translation	(29,425)	570
Other	1,988	(2,854)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	95,452	(107,997)
Prepaid expenses and other assets	(18,259)	30,707
Accounts payable	(61,786)	58,164
Accrued expenses and other current liabilities	41,247	(14,151)
Billings in excess of costs on uncompleted contracts	(11,280)	37,111
Other long-term liabilities	(27,375)	(41,745)
Income taxes payable	(7,519)	—
Net cash provided by operating activities	248,451	206,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(37,269)	(12,571)
Net investment in unconsolidated joint ventures	2,320	(2,453)
Purchase of investments	(40,403)	(28,571)
Payments for capital expenditures	(37,067)	(47,805)
Other	2,724	2,525
Net cash used in investing activities	(109,695)	(88,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,847,723	1,077,136
Repayments of borrowings under credit agreements	(1,748,366)	(1,170,246)
Proceeds from issuance of common stock	11,801	11,436
Proceeds from exercise of stock options	10,509	3,902
Payments to repurchase common stock under the Repurchase Program	(314,144)	(100,023)
Payments for other repurchases of common stock	(8,000)	(7,137)
Excess tax benefit from share-based payment	1,754	1,133
Net distributions to noncontrolling interests	(13,556)	(870)
Net cash used in financing activities	(212,279)	(184,669)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,662)	8,035
NET DECREASE IN CASH AND CASH EQUIVALENTS	(86,185)	(58,546)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	593,776	456,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$507,591	$398,394

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$14,322	$857

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Notes to Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

The accompanying consolidated financial statements of AECOM Technology Corporation (AECOM or the Company) are unaudited and, in the opinion of management, include all adjustments, including all normal recurring items necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. All inter-company balances and transactions are eliminated in consolidation.

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

The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

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

2.              New Accounting Pronouncements and Changes in Accounting

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. The standard requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements. This guidance was effective for the Company in its fiscal year beginning October 1, 2012 and it did not have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for the Company in its fiscal year beginning October 1, 2012. This guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.              Stock Repurchase Program

In August 2011, the Company’s Board of Directors authorized a stock repurchase program (Repurchase Program), pursuant to which the Company could initially purchase up to $200 million of its common stock. As of June 30, 2013, the Company’s Board of Directors has increased the authorization to repurchase common stock by $800 million, increasing the total authorized repurchases under the Repurchase Program to $1.0 billion.

Share repurchases under the Repurchase Program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. Under the Repurchase Program, which includes purchases made through an accelerated share repurchase (ASR) agreement, Rule 10b5-1 repurchase plans and the open market, the Company has purchased a total of 24.6 million shares at an average price of $23.35 per share, for a total cost of $573.7 million. As of June 30, 2013, $426.3 million was available for the repurchase of the Company’s common stock pursuant to the Repurchase Program. Repurchased shares are returned to treasury status, but remain authorized for registration and issuance in the future.

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

From the inception of the Repurchase Program through June 30, 2013, the Company had repurchased through open market purchases and purchases made under Rule 10b5-1 plans, a total of 19.8 million shares at an average price of $23.93 per share, for a total cost of $473.7 million, which included 0.2 million shares repurchased in transactions that were settled in the fourth quarter of fiscal 2013.

4.              Business Acquisitions, Goodwill and Intangible Assets

Consideration for business acquisitions during the nine months ended June 30, 2013 totaled $55.0 million in cash and $14.3 million in stock. Business acquisitions included South Africa-based BKS Group and Asia-based KPK Quantity Surveyors. These business acquisitions did not meet the quantitative thresholds, either individually or in the aggregate, to require pro forma disclosures of operating results based on the Company’s consolidated assets and income.

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

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2013 and 2012 were as follows:

	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2013
			(in millions)
Professional Technical Services	$1,608.6	$—	$(43.4)	$65.3	$1,630.5
Management Support Services	166.8	—	—	—	166.8
Total	$1,775.4	$—	$(43.4)	$65.3	$1,797.3

	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2012
			(in millions)
Professional Technical Services	$1,733.9	$(0.3)	$5.5	$10.7	$1,749.8
Management Support Services	352.4	7.5	—	—	359.9
Total	$2,086.3	$7.2	$5.5	$10.7	$2,109.7

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2013 and September 30, 2012, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2013			September 30, 2012
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period
	(in millions)						(years)
Backlog	$94.9	$(88.1)	$6.8	$91.1	$(83.8)	$7.3	1—5
Customer relationships	146.3	(65.7)	80.6	143.6	(54.1)	89.5	10
Trademark / tradename	7.8	(7.8)	—	7.8	(7.6)	0.2	2
Total	$249.0	$(161.6)	$87.4	$242.5	$(145.5)	$97.0

Amortization expense of acquired intangible assets included within cost of revenue was $16.1 million and $17.7 million for the nine months ended June 30, 2013 and 2012, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2013 and for the succeeding years:

Fiscal Year	(in millions)
2013 (three months remaining)	$5.0
2014	18.6
2015	15.7
2016	13.0
2017	11.7
Thereafter	23.4
Total	$87.4

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
	(in millions)
Billed	$1,217.6	$1,207.0
Unbilled	1,061.2	1,145.1
Contract retentions	165.9	156.6
Total accounts receivable—gross	2,444.7	2,508.7
Allowance for doubtful accounts	(103.6)	(112.8)
Total accounts receivable—net	$2,341.1	$2,395.9

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of June 30, 2013 and September 30, 2012 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. Government, no single client accounted for more than 10% of the Company’s accounts receivable as of June 30, 2013 or September 30, 2012.

The Company sold trade receivables to financial institutions, of which $106.4 million and $31.2 million was outstanding as of June 30, 2013 and September 30, 2012, respectively. The Company does not retain financial or legal interest in these receivables.

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

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	June 30, 2013	September 30, 2012
	(in millions)
Current assets	$201.0	$243.2
Non-current assets	—	—
Total assets	$201.0	$243.2

Current liabilities	$41.6	$43.1
Non-current liabilities	—	—
Total liabilities	41.6	43.1

Total AECOM equity	115.2	145.1
Noncontrolling interests	44.2	55.0
Total owners’ equity	159.4	200.1
Total liabilities and owners’ equity	$201.0	$243.2

Total revenue of the consolidated joint ventures was $392.6 million and $346.8 million for the nine months ended June 30, 2013 and 2012, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	June 30, 2013	September 30, 2012
	(in millions)
Current assets	$565.0	$598.8
Non-current assets	40.3	15.2
Total assets	$605.3	$614.0

Current liabilities	$414.8	$411.2
Non-current liabilities	4.3	2.7
Total liabilities	419.1	413.9

Joint ventures’ equity	186.2	200.1
Total liabilities and joint ventures’ equity	$605.3	$614.0

AECOM’s investment in joint ventures	$83.8	$91.0

Total revenue of the unconsolidated joint ventures was $1,504.6 million and $1,478.6 million for the nine months ended June 30, 2013 and 2012, respectively. Total operating income of the unconsolidated joint ventures was $49.5 million and $92.7 million for the nine months ended June 30, 2013 and 2012, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2013	June 30, 2012
	(in millions)
Pass through joint ventures	$4.8	$4.1
Other joint ventures	13.1	34.0
Total	$17.9	$38.1

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended				Nine months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.2	$—	$0.2	$—	$0.7	$—	$0.8
Interest cost on projected benefit obligation	1.7	5.9	1.9	6.4	5.0	18.0	5.8	19.2
Expected return on plan assets	(2.1)	(5.6)	(2.1)	(6.3)	(6.4)	(17.1)	(6.3)	(19.0)
Amortization of prior service costs	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	0.9	0.8	0.6	3.2	2.9	2.3	1.7
Settlement loss recognized	—	—	—	—	—	2.6	—	0.5
Net periodic (benefit) cost	$0.6	$1.4	$0.6	$0.9	$1.8	$7.0	$1.8	$3.1

The total amounts of employer contributions paid for the nine months ended June 30, 2013 were $5.7 million for U.S. plans and $12.3 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2013 are $1.0 million for U.S. plans and $4.7 million for non-U.S. plans. Included in other long-term liabilities are net pension liabilities of $175.2 million and $192.2 million as of June 30, 2013 and September 30, 2012, respectively.

8.              Debt

Debt consisted of the following:

	June 30, 2013	September 30, 2012
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	259.3	256.8
Unsecured revolving credit facility	108.0	24.0
Notes secured by real properties	—	24.2
Other debt	31.4	14.7
Total debt	1,148.7	1,069.7
Less: Current portion of debt and short-term borrowings	(13.5)	(162.6)
Long-term debt, less current portion	$1,135.2	$907.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2013:

Fiscal Year
2013 (three months remaining)	$12.5
2014	54.6
2015	38.4
2016	146.2
2017	37.7
Thereafter	859.3
Total	$1,148.7

Unsecured Term Credit Agreement

In June 2013, the Company entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. The Company used approximately $675 million of the proceeds from the loans to repay indebtedness under its prior term loan facility. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. For the nine months ended June 30, 2013 and 2012, the average interest rate of the Company’s term loan facility was 2.0% and 2.2%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. The Company may, at its option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $84.3 million and $81.8 million at June 30, 2013 and September 30, 2012, respectively. The fair value of the Company’s unsecured senior notes was approximately $266.2 million at June 30, 2013 and $277.8 million at September 30, 2012. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which provides for a borrowing capacity of $1.05 billion. In June 2013, the Company entered into a Fourth Amendment to the Revolving Credit Agreement to, among other things, conform certain provisions to the applicable provisions in the Term Credit Agreement. The Revolving Credit Agreement has an expiration date of July 20, 2016 and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the option of the Company without prepayment or penalty, subject to certain conditions. The Company may request an increase in capacity of up to a total of $1.15 billion, subject to certain conditions. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. At June 30, 2013 and September 30, 2012, $108.0 million and $24.0 million, respectively, were outstanding under the revolving credit facility. At June 30, 2013 and September 30, 2012, outstanding standby letters of credit totaled $35.5 million and $35.1 million, respectively, under the revolving credit facility. As of June 30, 2013, the Company had $906.5 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from the Company’s acquisitions). As of June 30, 2013, the consolidated leverage ratio was 2.40, which did not exceed the Company’s most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of June 30, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.6 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At June 30, 2013 and September 30, 2012, the Company was in compliance with all such covenants.

The Company’s average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2013 and 2012 was 3.0% and 3.1%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable accrued interest at 6.04% per annum and were to mature in December 2028. These notes were settled in connection with the sale of the real properties during the three months ended June 30, 2013.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. See Note 15 herein. At June 30, 2013 and September 30, 2012, outstanding standby letters of credit totaled $234.6 million and $209.8 million, respectively. The Company had no obligations outstanding under these unsecured credit facilities as of June 30, 2013. Included in other debt as of September 30, 2012 were $4.8 million in outstanding obligations under these unsecured credit facilities. As of June 30, 2013, the Company had $245.1 million available under its unsecured credit facilities.

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

At June 30, 2013, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $3.5 million, of which $2.6 million is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At June 30, 2013, the effective portion of the Company’s foreign currency options designated as cash flow hedges before tax effect, was $0.1 million.

As of June 30, 2013 and September 30, 2012, the notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reais (BRL) was BRL 2.4 million and BRL 16.4 million (or approximately $1.1 million and $8.1 million) at June 30, 2013 and September 30, 2012, respectively. These foreign exchange contracts have maturities of 30 months or less.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of the Company and its subsidiaries. Gains and losses on these contracts are recognized in cost of sales for those instruments related to the provision of our services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $286.1 million and $60.1 million at June 30, 2013 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $287.7 million and $110.2 million at June 30, 2013 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 12.0 million and BRL 9.7 million (or approximately $5.4 million and $4.9 million) at June 30, 2013 and September 30, 2012, respectively. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 16.5 million (or approximately $7.4 million) at June 30, 2013. There were no foreign currency forward contracts to sell GBP for BRL outstanding at September 30, 2012.

Other Derivatives

Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of the Company and its subsidiaries. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item in other income (expense). The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in other income (expense). The notional principal of option contracts to sell U.S. dollars for foreign currencies was $17.3 million at September 30, 2012 and no such option contracts were outstanding at June 30, 2013. The notional principal of option contracts to purchase U.S. dollars with foreign currencies was $43.3 million at June 30, 2013 and no such option contracts were outstanding at September 30, 2012.

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Jun 30, 2013	Sep 30, 2012
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$0.1	$0.1
Derivatives not designated as hedging instruments:
Option contracts	Prepaid expenses and other current assets	0.2	0.1
Foreign currency forward contracts	Prepaid expenses and other current assets	5.0	0.4
Total		$5.3	$0.6
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$2.6	$2.9
Interest rate swap agreements	Other long-term liabilities	0.9	3.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	5.2	0.6
Total		$8.7	$6.7

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Decrease / (Increase) in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended June 30,		Decrease / (Increase) in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Nine Months Ended June 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$0.4	$(2.9)	$0.4	$(5.8)

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended June 30,		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Nine Months Ended June 30,
	Location	2013	2012	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(0.8)	$(0.6)	$(2.3)	$(1.6)

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended June 30,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Nine Months Ended June 30,
	Location	2013	2012	2013	2012
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$0.1	$—	$—	$—

(1)         Losses related to the ineffective portion of the hedges were not material in all periods presented.

The gain recognized in accumulated other comprehensive loss from the Company’s foreign currency options was immaterial for the nine months ended June 30, 2013 and the Company had no foreign currency options outstanding for the nine months ended June 30, 2012. There were no losses reclassified from accumulated other comprehensive loss into income from the foreign currency options in any of the periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Three Months Ended June 30,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Nine Months Ended June 30,
	Location	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$(4.0)	$0.1	$(3.9)	$2.8
Option contracts	Other income (expense)	0.1	—	(0.3)	—
		$(3.9)	$0.1	$(4.2)	$2.8

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the nine months ended June 30, 2013 and 2012, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 2)
Foreign currency options	$0.1	$0.1
Option contracts	0.2	0.2
Foreign currency forward contracts	5.0	5.0
Total assets	$5.3	$5.3

Interest rate swap agreements	$3.5	$3.5
Foreign currency forward contracts	5.2	5.2
Total liabilities	$8.7	$8.7

	September 30, 2012	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Option contracts	0.1	0.1
Foreign currency forward contracts	0.4	0.4
Total assets	$0.6	$0.6

Interest rate swap agreements	$6.1	$6.1
Foreign currency forward contracts	0.6	0.6
Total liabilities	$6.7	$6.7

For additional information about the Company’s derivatives, refer to Note 9 herein.

11.       Share-based Payments

The fair value of the Company’s employee stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The Company did not grant any employee stock options during the nine months ended June 30, 2013 and 2012.

Stock option activity for the nine months ended June 30 was as follows:

	2013		2012
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	2.5	$22.81	2.9	$21.38
Options granted	—	—	—	—
Options exercised	(0.6)	17.55	(0.3)	11.20
Options forfeited or expired	(0.2)	26.95	—	26.52
Outstanding at June 30	1.7	24.32	2.6	22.63

Vested and expected to vest in the future as of June 30	1.7	$24.32	2.5	$22.59

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a two or three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. Total compensation expense related to share-based payments was $27.4 million and $19.7 million during the nine months ended June 30, 2013 and 2012, respectively. Unrecognized compensation expense related to total share-based payments outstanding was $66.8 million and $39.0 million as of June 30, 2013 and September 30, 2012, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $1.8 million and $1.1 million for the nine months ended June 30, 2013 and 2012, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

12.      Income Taxes

The Company’s effective tax rate was 25.6% for the nine months ended June 30, 2013 and 2012. The Company’s effective tax rate is lower than the federal statutory rate of 35.0% primarily due to the tax rate differential on foreign earnings where the statutory rates are generally lower than the federal statutory rate. Our effective tax rate fluctuates from quarter to quarter due to several factors including the change in the mix of foreign and domestic earnings, tax law changes, outcomes of administrative audits, changes in our assessment of valuation allowances and other tax contingencies.

During the three months ended June 30, 2013, the Company entered into a restructuring transaction to make $147.9 million of cash previously outside of the U.S. available in the U.S. for general corporate purposes, which resulted in $4.9 million of U.S. income tax expense.

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

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Denominator for basic earnings per share	99.3	110.2	101.5	112.5
Potential common shares	1.5	0.6	1.2	0.7
Denominator for diluted earnings per share	100.8	110.8	102.7	113.2

EPS includes the effect of repurchased shares, which are discussed in Note 3 herein. For the nine months ended June 30, 2013 and 2012, options excluded from the calculation of potential common shares were not significant.

14.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2012	September 30, 2012
	(in millions)
Accrued salaries and benefits	$402.3	$415.2
Accrued contract costs	399.2	333.4
Other accrued expenses	88.6	73.1
	$890.1	$821.7

Accrued contract costs above include balances related to professional liability accruals of $118.4 million and $117.8 million as of June 30, 2013 and September 30, 2012, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	June 30, 2013	September 30, 2012
	(in millions)
Pension liabilities (Note 7)	$175.2	$192.2
Reserve for uncertain tax positions	56.0	56.3
Other	189.5	206.0
	$420.7	$454.5

The components of accumulated other comprehensive loss are as follows:

	June 30, 2013	September 30, 2012
	(in millions)
Loss on cash flow hedge valuations, net of tax	$(2.1)	$(3.7)
Foreign currency translation adjustment	(95.5)	2.7
Defined benefit minimum pension liability adjustment, net of tax	(173.2)	(178.2)
	$(270.8)	$(179.2)

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At June 30, 2013, the Company was contingently liable in the amount of approximately $270.1 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. All of the lawsuits claim damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers’ claim.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended June 30, 2013:
Revenue	$1,847.1	$220.4	$—	$2,067.5
Revenue, net of other direct costs(1)	1,102.0	134.0	—	1,236.0
Gross profit	119.8	12.0	—	131.8
Equity in earnings of joint ventures	1.0	3.1	—	4.1
General and administrative expenses	—	—	(24.0)	(24.0)
Operating income	120.8	15.1	(24.0)	111.9

Gross profit as a % of revenue	6.5%	5.4%	—	6.4%
Gross profit as a % of revenue, net of other direct costs(1)	10.9%	9.0%	—	10.7%

Three Months Ended June 30, 2012:
Revenue	$1,846.5	$248.7	$—	$2,095.2
Revenue, net of other direct costs(1)	1,164.6	158.9	—	1,323.5
Gross profit	114.2	(3.0)	—	111.2
Equity in earnings of joint ventures	5.5	6.8	—	12.3
General and administrative expenses	—	—	(20.7)	(20.7)
Operating income	119.7	3.8	(20.7)	102.8

Gross profit as a % of revenue	6.2%	(1.2)%	—	5.3%
Gross profit as a % of revenue, net of other direct costs(1)	9.8%	(1.9)%	—	8.4%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Nine Months Ended June 30, 2013:
Revenue	$5,384.2	$690.2	$—	$6,074.4
Revenue, net of other direct costs(1)	3,306.1	426.8	—	3,732.9
Gross profit	281.3	28.5	—	309.8
Equity in earnings of joint ventures	10.3	7.6	—	17.9
General and administrative expenses	—	—	(73.4)	(73.4)
Operating income	291.6	36.1	(73.4)	254.3

Gross profit as a % of revenue	5.2%	4.1%	—	5.1%
Gross profit as a % of revenue, net of other direct costs(1)	8.5%	6.7%	—	8.3%

Nine Months Ended June 30, 2012:
Revenue	$5,455.0	$680.3	$—	$6,135.3
Revenue, net of other direct costs(1)	3,428.6	415.2	—	3,843.8
Gross profit	285.4	(7.7)	—	277.7
Equity in earnings of joint ventures	12.5	25.7	—	38.2
General and administrative expenses	—	—	(63.2)	(63.2)
Operating income	297.9	18.0	(63.2)	252.7

Gross profit as a % of revenue	5.2%	(1.1)%	—	4.5%
Gross profit as a % of revenue, net of other direct costs(1)	8.3%	(1.9)%	—	7.2%

(1)   Non-GAAP measure.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “will,” “would,” “could,” “should,” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government, the risk of employee misconduct or our failure to comply with laws and regulations, and our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. Please review “Part II, Item 1A — Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Other Financial Data:
Revenue	$2,067.5	$2,095.2	$6,074.4	$6,135.3
Other direct costs (1)	831.5	771.7	2,341.5	2,291.5
Revenue, net of other direct costs (1)	1,236.0	1,323.5	3,732.9	3,843.8
Cost of revenue, net of other direct costs (1)	1,104.2	1,212.3	3,423.1	3,566.1
Gross profit	131.8	111.2	309.8	277.7
Equity in earnings of joint ventures	4.1	12.3	17.9	38.2
General and administrative expenses	(24.0)	(20.7)	(73.4)	(63.2)
Income from operations	$111.9	$102.8	$254.3	$252.7

Reconciliation of Cost of Revenue:
Other direct costs	$831.5	$771.7	$2,341.5	$2,291.5
Cost of revenue, net of other direct costs	1,104.2	1,212.3	3,423.1	3,566.1
Cost of revenue	$1,935.7	$1,984.0	$5,764.6	$5,857.6

(1)         Non-GAAP measure.

Results of Operations

Three and nine months ended June 30, 2013 compared to the three and nine months ended June 30, 2012

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenue	$2,067.5	$2,095.2	$(27.7)	(1.3)%	$6,074.4	$6,135.3	$(60.9)	(1.0)%
Other direct costs	831.5	771.7	59.8	7.7	2,341.5	2,291.5	50.0	2.2
Revenue, net of other direct costs	1,236.0	1,323.5	(87.5)	(6.6)	3,732.9	3,843.8	(110.9)	(2.9)
Cost of revenue, net of other direct costs	1,104.2	1,212.3	(108.1)	(8.9)	3,423.1	3,566.1	(143.0)	(4.0)
Gross profit	131.8	111.2	20.6	18.5	309.8	277.7	32.1	11.6
Equity in earnings of joint ventures	4.1	12.3	(8.2)	(66.7)	17.9	38.2	(20.3)	(53.1)
General and administrative expenses	(24.0)	(20.7)	(3.3)	15.9	(73.4)	(63.2)	(10.2)	16.1
Income from operations	111.9	102.8	9.1	8.9	254.3	252.7	1.6	0.6
Other income	1.2	1.5	(0.3)	(20.0)	2.0	8.6	(6.6)	(76.7)
Interest expense	(11.7)	(13.1)	1.4	(10.7)	(34.5)	(35.7)	1.2	(3.4)
Income before income tax expense	101.4	91.2	10.2	11.2	221.8	225.6	(3.8)	(1.7)
Income tax expense	30.1	21.4	8.7	40.7	56.8	57.7	(0.9)	(1.6)
Net income	71.3	69.8	1.5	2.1	165.0	167.9	(2.9)	(1.7)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.5)	(0.4)	(0.1)	25.0	(2.3)	(1.6)	(0.7)	43.8
Net income attributable to AECOM	$70.8	$69.4	$1.4	2.0%	$162.7	$166.3	$(3.6)	(2.2)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	89.3	91.6	91.7	92.8
Gross margin	10.7	8.4	8.3	7.2
Equity in earnings of joint ventures	0.3	0.9	0.5	1.0
General and administrative expense	(1.9)	(1.5)	(2.0)	(1.6)
Income from operations	9.1	7.8	6.8	6.6
Other income	0.1	0.1	0.1	0.2
Interest expense	(1.0)	(1.0)	(1.0)	(0.9)
Income before income tax expense	8.2	6.9	5.9	5.9
Income tax expense	2.4	1.6	1.5	1.5
Net income	5.8	5.3	4.4	4.4
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	(0.1)	0.0	(0.1)
Net income attributable to AECOM	5.7%	5.2%	4.4%	4.3%

Revenue

Our revenue for the three months ended June 30, 2013 decreased $27.7 million, or 1.3%, to $2,067.5 million as compared to $2,095.2 million for the corresponding period last year. Revenue provided by acquired companies was $46.5 million for the three months ended June 30, 2013. Excluding the revenue provided by acquired companies, revenue decreased $74.2 million, or 3.5%, from the three months ended June 30, 2012.

Our revenue for the nine months ended June 30, 2013 decreased $60.9 million, or 1.0%, to $6,074.4 million as compared to $6,135.3 million for the corresponding period last year. Revenue provided by acquired companies was $119.9 million for the nine months ended June 30, 2013. Excluding the revenue provided by acquired companies, revenue decreased $180.8 million, or 2.9%, from the nine months ended June 30, 2012.

The decrease in revenue, excluding acquired companies, for the three months ended June 30, 2013 was primarily attributable to a decrease in Australia of approximately $100 million substantially from decreased mining related services, partially offset by an increase in the Americas of approximately $40 million due to increased other direct costs from construction management services.

The decrease in revenue, excluding acquired companies, for the nine months ended June 30, 2013 was primarily attributable to a decrease in Australia of approximately $200 million substantially from decreased mining related services and a reduction in engineering and program management services provided in the Americas of $30 million. These decreases were partially offset by increased engineering and program management services on infrastructure projects in Asia of approximately $40 million.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended June 30, 2013 decreased $87.5 million, or 6.6%, to $1,236.0 million as compared to $1,323.5 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $36.6 million for the three months ended June 30, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $124.1 million, or 9.4%, from the three months ended June 30, 2012.

Our revenue, net of other direct costs, for the nine months ended June 30, 2013 decreased $110.9 million, or 2.9%, to $3,732.9 million as compared to $3,843.8 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $90.3 million for the nine months ended June 30, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $201.2 million, or 5.2%, from the nine months ended June 30, 2012.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended June 30, 2013 was primarily due to a decrease in Australia of approximately $60 million substantially from decreased mining related services and a reduction in engineering and program management services in the Americas of approximately $50 million.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the nine months ended June 30, 2013 was primarily due to a decrease in Australia of approximately $120 million substantially from decreased mining related services and a reduction in engineering and program management services in the Americas of approximately $130 million, partially offset by increased engineering and program management services on infrastructure projects in Asia of approximately $50 million.

Gross Profit

Our gross profit for the three months ended June 30, 2013 increased $20.6 million, or 18.5%, to $131.8 million as compared to $111.2 million for the corresponding period last year. Gross profit provided by acquired companies was $3.3 million for the three months ended June 30, 2013. Excluding gross profit provided by acquired companies, gross profit increased $17.3 million, or 15.6%, from the three months ended June 30, 2012. For the three months ended June 30, 2013, gross profit, as a percentage of revenue, net of other direct costs, increased to 10.7% from 8.4% for the three months ended June 30, 2012.

Our gross profit for the nine months ended June 30, 2013 increased $32.1 million, or 11.6%, to $309.8 million as compared to $277.7 million for the corresponding period last year. Gross profit provided by acquired companies was $7.4 million for the nine months ended June 30, 2013. Excluding gross profit provided by acquired companies, gross profit increased $24.7 million, or 8.9%, from the nine months ended June 30, 2012. For the nine months ended June 30, 2013, gross profit, as a percentage of revenue, net of other direct costs, increased to 8.3% from 7.2% for the nine months ended June 30, 2012.

The increases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three and nine months ended June 30, 2013 were primarily due to improved project performance.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2013 decreased $8.2 million, or 66.7%, to $4.1 million as compared to $12.3 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2013 decreased $20.3 million, or 53.1%, to $17.9 million as compared to $38.2 million in the corresponding period last year.

The decrease in equity in earnings of joint ventures for the three months ended June 30, 2013 was primarily due to reduced earnings on a PTS joint venture that provides engineering and design services in the Middle East.

The decrease in equity in earnings of joint ventures for the nine months ended June 30, 2013 was primarily due to reduced earnings on MSS joint ventures that support the United States Army in the Middle East.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2013 increased $3.3 million, or 15.9%, to $24.0 million as compared to $20.7 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 1.9% for the three months ended June 30, 2013 from 1.5% for the three months ended June 30, 2012.

Our general and administrative expenses for the nine months ended June 30, 2013 increased $10.2 million, or 16.1%, to $73.4 million as compared to $63.2 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 2.0% for the nine months ended June 30, 2013 from 1.6 for the nine months ended June 30, 2012.

The increases in general administrative expenses are primarily due to increased performance-based compensation.

Other Income

Our other income for the three months ended June 30, 2013 decreased $0.3 million to $1.2 million as compared to $1.5 million for the three months ended June 30, 2012.

Our other income for the nine months ended June 30, 2013 decreased $6.6 million to $2.0 million as compared to $8.6 million for the nine months ended June 30, 2012.

The decrease in other income for the nine months ended June 30, 2013 is primarily due to decreased earnings from investments.

Interest Expense

Our interest expense for the three months ended June 30, 2013 decreased $1.4 million to $11.7 million as compared to $13.1 million for the three months ended June 30, 2012.

Our interest expense for the nine months ended June 30, 2013 decreased $1.2 million to $34.5 million as compared to $35.7 million for the nine months ended June 30, 2012.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2013 increased $8.7 million, or 40.7%, to $30.1 million as compared to $21.4 million for the three months ended June 30, 2012.

Our income tax expense for the nine months ended June 30, 2013 decreased $0.9 million, or 1.6%, to $56.8 million as compared to $57.7 million for the nine months ended June 30, 2012.

The increase in income tax expense for the three months ended June 30, 2013 was primarily due to entering into a restructuring transaction to make $147.9 million of cash available in the U.S. for general corporate purposes, which resulted in $4.9 million of U.S. income tax expense.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $70.8 million and $162.7 million for the three and nine months ended June 30, 2013, respectively, as compared to net income attributable to AECOM of $69.4 million and $166.3 million for the three and nine months ended June 30, 2012, respectively.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenue	$1,847.1	$1,846.5	$0.6	0.0%	$5,384.2	$5,455.0	$(70.8)	(1.3)%
Other direct costs	745.1	681.9	63.2	9.3	2,078.1	2,026.4	51.7	2.6
Revenue, net of other direct costs	1,102.0	1,164.6	(62.6)	(5.4)	3,306.1	3,428.6	(122.5)	(3.6)
Cost of revenue, net of other direct costs	982.2	1,050.4	(68.2)	(6.5)	3,024.8	3,143.2	(118.4)	(3.8)
Gross profit	$119.8	$114.2	$5.6	4.9%	$281.3	$285.4	$(4.1)	(1.4)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	89.1	90.2	91.5	91.7
Gross profit	10.9%	9.8%	8.5%	8.3%

Revenue

Revenue for our PTS segment for the three months ended June 30, 2013 increased $0.6 million, or 0.0%, to $1,847.1 million as compared to $1,846.5 million for the corresponding period last year. Revenue provided by acquired companies was $46.5 million for the three months ended June 30, 2013. Excluding revenue provided by acquired companies, revenue decreased $45.9 million, or 2.5%, from the three months ended June 30, 2012.

Revenue for our PTS segment for the nine months ended June 30, 2013 decreased $70.8 million, or 1.3%, to $5,384.2 million as compared to $5,455.0 million for the corresponding period last year. Revenue provided by acquired companies was $119.9 million for the nine months ended June 30, 2013. Excluding revenue provided by acquired companies, revenue decreased $190.7 million, or 3.5%, from the nine months ended June 30, 2012.

The decrease in revenue, excluding acquired companies, for the three months ended June 30, 2013 was primarily attributable to a decrease in Australia of approximately $100 million substantially from decreased mining related services, partially offset by an increase in the Americas of approximately $40 million due to increased other direct costs from construction management services.

The decrease in revenue, excluding acquired companies, for the nine months ended June 30, 2013 was primarily attributable to a decrease in Australia of approximately $200 million substantially from decreased mining related services and a reduction in engineering and program management services provided in the Americas of $30 million. These decreases were partially offset by increased engineering and program management services on infrastructure projects in Asia of approximately $40 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended June 30, 2013 decreased $62.6 million, or 5.4%, to $1,102.0 million as compared to $1,164.6 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $36.6 million for the three months ended June 30, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $99.2 million, or 8.5%, from the three months ended June 30, 2012.

Revenue, net of other direct costs, for our PTS segment for the nine months ended June 30, 2013 decreased $122.5 million, or 3.6%, to $3,306.1 million as compared to $3,428.6 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $90.3 million for the nine months ended June 30, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $212.8 million, or 6.2%, from the nine months ended June 30, 2012.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended June 30, 2013 was primarily due to a decrease in Australia of approximately $60 million substantially from decreased mining related services and a reduction in engineering and program management services in the Americas of approximately $50 million.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the nine months ended June 30, 2013 was primarily due to a decrease in Australia of approximately $120 million substantially from decreased mining related services, and a reduction in engineering and program management services in the Americas of approximately $130 million, partially offset by increased engineering and program management services on infrastructure projects in Asia of approximately $50 million.

Gross Profit

Gross profit for our PTS segment for the three months ended June 30, 2013 increased $5.6 million, or 4.9%, to $119.8 million as compared to $114.2 million for the corresponding period last year. Gross profit provided by acquired companies was $3.3 million for the three months ended June 30, 2013. Excluding gross profit provided by acquired companies, gross profit increased $2.3 million, or 2.0%, from the three months ended June 30, 2012. As a percentage of revenue, net of other direct costs, gross profit increased to 10.9% of revenue, net of other direct costs, for the three months ended June 30, 2013 from 9.8% in the corresponding period last year.

Gross profit for our PTS segment for the nine months ended June 30, 2013 decreased $4.1 million, or 1.4%, to $281.3 million as compared to $285.4 million for the corresponding period last year. Gross profit provided by acquired companies was $7.4 million for the nine months ended June 30, 2013. Excluding gross profit provided by acquired companies, gross profit decreased $11.5 million, or 4.0%, from the nine months ended June 30, 2012. As a percentage of revenue, net of other direct costs, gross profit increased to 8.5% of revenue, net of other direct costs, for the nine months ended June 30, 2013 from 8.3% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the nine months ended June 30, 2013 was primarily attributable to a decline in our Australian mining related services, which led us to incur severance costs of approximately $14 million during the nine months ended June 30, 2013, partially offset by improved cost controls.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenue	$220.4	$248.7	$(28.3)	(11.4)%	$690.2	$680.3	$9.9	1.5%
Other direct costs	86.4	89.8	(3.4)	(3.8)	263.4	265.1	(1.7)	(0.6)
Revenue, net of other direct costs	134.0	158.9	(24.9)	(15.7)	426.8	415.2	11.6	2.8
Cost of revenue, net of other direct costs	122.0	161.9	(39.9)	(24.6)	398.3	422.9	(24.6)	(5.8)
Gross profit (loss)	$12.0	$(3.0)	$15.0	* %	$28.5	$(7.7)	$36.2	* %

*Not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.0	101.9	93.3	101.9
Gross profit (loss)	9.0%	(1.9)%	6.7%	(1.9)%

Revenue

Revenue for our MSS segment for the three months ended June 30, 2013 decreased $28.3 million, or 11.4%, to $220.4 million as compared to $248.7 million for the corresponding period last year.

Revenue for our MSS segment for the nine months ended June 30, 2013 increased $9.9 million, or 1.5%, to $690.2 million as compared to $680.3 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2013 was primarily due to reduced activity on field service contracts on military facilities in the United States.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended June 30, 2013 decreased $24.9 million, or 15.7%, to $134.0 million as compared to $158.9 million for the corresponding period last year.

Revenue, net of other direct costs, for our MSS segment for the nine months ended June 30, 2013 increased $11.6 million, or 2.8%, to $426.8 million as compared to $415.2 million for the corresponding period last year.

The decrease in revenue, net of other direct costs for the three months ended June 30, 2013 was primarily due to reduced activity on field service contracts on military facilities in the United States.

Gross Profit (Loss)

Gross profit (loss) for our MSS segment for the three months ended June 30, 2013 increased $15.0 million to $12.0 million as compared to $(3.0) million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 9.0% of revenue, net of other direct costs, for the three months ended June 30, 2013 from (1.9)% in the corresponding period last year.

Gross profit (loss) for our MSS segment for the nine months ended June 30, 2013 increased $36.2 million to $28.5 million as compared to $(7.7) million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 6.7% of revenue, net of other direct costs, for the nine months ended June 30, 2013 from (1.9)% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three and nine months ended June 30, 2013 were primarily due to improved project performance.

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

At June 30, 2013, cash and cash equivalents were $507.6 million, a decrease of $86.2 million, or 14.5%, from $593.8 million at September 30, 2012. The decrease in cash and cash equivalents was primarily attributable to cash payments for business acquisitions, stock repurchases and investing activities, partially offset by cash provided by operating activities and net borrowings under credit agreements.

Net cash provided by operating activities was $248.5 million for the nine months ended June 30, 2013, compared to $207.0 million for the nine months ended June 30, 2012. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the nine months ended June 30, 2013 provided a net benefit of $67.0 million, which is an increase in cash provided by operating activities of $38.8 million over the nine months ended June 30, 2012. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $109.7 million for the nine months ended June 30, 2013, compared to $88.9 million for the nine months ended June 30, 2012. This increase was primarily attributable to a $24.7 million increase in payments for business acquisitions, net of cash acquired and $11.8 million increase in purchases of investments, partially offset by a decrease in capital expenditures of $10.7 million.

Net cash used in financing activities was $212.3 million for the nine months ended June 30, 2013, compared to $184.7 million for the nine months ended June 30, 2012. The change was primarily attributable to a $214.1 million increase in payments to repurchase common stock under the Repurchase Program, partially offset by an increase in net borrowings under credit agreements of $192.5 million.

Working Capital

Working capital, or current assets less current liabilities, increased $39.2 million, or 3.7%, to $1,108.1 million at June 30, 2013 from $1,068.9 million at September 30, 2012. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $55.4 million, or 2.7%, to $2,020.2 million at June 30, 2013.

Accounts receivable decreased 2.3%, or $54.8 million, to $2,341.1 million at June 30, 2013 from $2,395.9 million at September 30, 2012.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 89 days and 91 days at June 30, 2013 and September 30, 2012, respectively.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables as of June 30, 2013 and September 30, 2012 are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of June 30, 2013 and September 30, 2012. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	June 30, 2013	September 30, 2012
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	259.3	256.8
Unsecured revolving credit facility	108.0	24.0
Notes secured by real properties	—	24.2
Other debt	31.4	14.7
Total debt	1,148.7	1,069.7
Less: Current portion of debt and short-term borrowings	(13.5)	(162.6)
Long-term debt, less current portion	$1,135.2	$907.1

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2013:

Fiscal Year
2013 (three months remaining)	$12.5
2014	54.6
2015	38.4
2016	146.2
2017	37.7
Thereafter	859.3
Total	$1,148.7

Unsecured Term Credit Agreement

In June 2013, we entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. We used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the nine months ended June 30, 2013 and 2012, the average interest rate of our term loan facility was 2.0% and 2.2%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. We may, at our option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $84.3 million and $81.8 million at June 30, 2013 and September 30, 2012, respectively. The fair value of our unsecured senior notes was approximately $266.2 million at June 30, 2013 and $277.8 million at September 30, 2012. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, we entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which provides for a borrowing capacity of $1.05 billion. In June 2013, we entered into a Fourth Amendment to the Revolving Credit Agreement to, among other things, conform certain provisions to the applicable provisions in the Term Credit Agreement.  The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may request an increase in capacity of up to a total of $1.15 billion, subject to certain conditions. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. At June 30, 2013 and September 30, 2012, $108.0 million and $24.0 million, respectively, were outstanding under our revolving credit facility. At June 30, 2013 and September 30, 2012, outstanding standby letters of credit totaled $35.5 million and $35.1 million, respectively, under our revolving credit facility. As of June 30, 2013, we had $906.5 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of June 30, 2013, our consolidated leverage ratio was 2.40, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

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

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of June 30, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.6 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At June 30, 2013 and September 30, 2012, we were in compliance with all such covenants.

Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2013 and 2012 was 3.0% and 3.1%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable accrued interest at 6.04% per annum and were to mature in December 2028. These notes were settled in connection with the sale of the real properties during the three months ended June 30, 2013.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At June 30, 2013 and September 30, 2012, outstanding standby letters of credit totaled $234.6 million and $209.8 million, respectively. We had no obligations outstanding under these unsecured credit facilities as of June 30, 2013. Included in other debt as of September 30, 2012 were $4.8 million in outstanding obligations under these unsecured credit facilities. As of June 30, 2013, we had $245.1 million available under our unsecured credit facilities.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2013, there was approximately $270.1 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the nine months ended June 30, 2013 were $5.7 million for U.S. plans and $12.3 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. All of the lawsuits claim damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers’ claim.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2013 and September 30, 2012, we had $858.0 million and $774.0 million, respectively, in outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 2.500%. For the nine months ended June 30, 2013, our weighted average floating rate borrowings were $420.5 million, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased or decreased by 1%, our interest expense for the nine months ended June 30, 2013 would have increased or decreased by $3.2 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2013 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Economic conditions in the U.S. and a number of other countries and regions, including the United Kingdom and Australia, have been weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $1.9 billion as of June 30, 2013. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

Over the last two years, civil unrest, which initially began in Tunisia and Egypt, spread to other areas in the Middle East and beyond. For example, due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board’s program to modernize the country’s infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs. If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected. In addition, the reduction in U.S. military force in areas such as Afghanistan could also negatively impact our business.

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

Some of our services are performed in high-risk locations, such as Afghanistan, and, until relatively recently, Iraq and Libya, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets. For example, as discussed above, we incurred losses related to demobilization and shutdown costs related to the cessation of our operations in Libya due to ongoing civil unrests.

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

Our failure to meet contractual schedule or performance requirements that we have guaranteed could adversely affect our operating results.

In certain circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. Material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industry and client base.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, and Canada. At June 30, 2013, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $175.2 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

A number of government programs require contractors to have certain kinds of government granted eligibility, such as security clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, including local ownership requirements, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.

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

At June 30, 2013, our contracted backlog was approximately $8.6 billion and our awarded backlog was approximately $8.2 billion for a total backlog of $16.8 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, replace our existing revolving and term credit agreements on or before their respective expirations in 2016 and 2018 or obtain funding through the issuance of our securities. We use credit facilities to support our working capital and acquisition needs. There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

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

All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a required threshold. As of June 30, 2013, our consolidated leverage ratio was 2.40, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of June 30, 2013, our net worth was $2.0 billion, which exceeds the required threshold of $1.6 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Stock Repurchase Program

In August 2011, the Company’s Board of Directors authorized a stock repurchase program (Repurchase Program), pursuant to which the Company could initially purchase up to $200 million of its common stock. As of June 30, 2013, the Company’s Board of Directors has increased the authorization to repurchase common stock by $800 million, increasing the total authorized repurchases under the Repurchase Program to $1.0 billion. Share repurchases under this program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

A summary of the repurchase activity for the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in millions, Except Per Share Amounts)
April 1—30, 2013	—	$—	—	$500.0
May 1—31, 2013	0.7	30.85	0.7	477.9
June 1—30, 2013	1.7	30.66	1.7	426.3
Total	2.4	$30.72	2.4	$426.3

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description

10.1

Second Amended and Restated Credit Agreement, dated as of June 7, 2013, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K with the SEC on June 13, 2013)

10.2

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 7, 2013, by and among AECOM Technology Corporation, the subsidiaries party thereto, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K with the SEC on June 13, 2013)

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

AECOM TECHNOLOGY CORPORATION

Date: August 6, 2013	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Executive Vice President and Chief Financial Officer