Form 10-K
period 2013-09-30
AECOM TECHNOLOGY CORP
filed 2013-11-13
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of registrant's common stock held by non-affiliates on March 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $2.3 billion.

         Number of shares of the registrant's common stock outstanding as of November 4, 2013: 98,196,114

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2013 year end.

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2012, as "fiscal 2012" and the fiscal year ended September 30, 2013, as "fiscal 2013."

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

        Through our network of approximately 45,500 employees (as of September 30, 2013), we provide our services in a broad range of end markets, including the transportation, facilities, environmental, energy, water and government markets. According to Engineering News-Record's (ENR's) 2013 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2012 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 45,500 employees at September 30, 2013, and $8.2 billion in revenue for fiscal 2013. We completed the initial public offering of our common stock in May 2007, and these shares are traded on the New York Stock Exchange.

        We offer our services through two business segments: Professional Technical Services and Management Support Services.

        Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government. For example, we are providing program management services through a joint venture for the Second Avenue subway line in New York City, design and contract administration services for the Hong Kong-Zhuhai-Macao Bridge's Hong Kong Boundary Crossing Facilities and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum and mining companies. Our PTS segment contributed $7.3 billion, or 89%, of our fiscal 2013 revenue.

        Management Support Services (MSS).    Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. For example, we oversee remote field experiments, multiple laboratory operations, waste management systems, and the design and fabrication of electronic, mechanical and structural systems at the U.S. Department of Energy's Nevada Test Site. Our MSS segment contributed $0.9 billion, or 11%, of our fiscal 2013 revenue.

Our Business Strategy

        Our business strategy focuses on leveraging our competitive strengths, leadership positions in our core markets, and client relationships to opportunistically enter new and emerging markets and geographies. Key elements of our strategy include:

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

        We also have formed AECOM Global Fund I, L.P. (AECOM Capital), an investment fund to invest in public-private partnership (P3) and private-sector real estate projects for which we provide a fully integrated solution that includes equity capital, design, engineering and construction services. In addition, we leverage our practical knowledge of P3s and other forms of alternative delivery to enable clients to fund their projects without direct investment by AECOM.

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

  Continue to pursue our balanced capital allocation strategy

        We intend to pursue a balanced capital allocation strategy that includes acquisitions. This approach has served us well as we have strengthened and diversified our leadership positions geographically, technically and across end markets. We believe that the trend towards consolidation in our industry will continue to produce candidates that align with our acquisition strategy. Also, as previously mentioned in our description of services, we have formed AECOM Capital, an investment fund to invest in public-private partnership and private-sector real estate projects for which we can potentially provide a fully integrated solution that includes equity capital, design, engineering and construction services.

  Strengthen and support human capital

        Our experienced employees and management team are our most valuable resources. Attracting and retaining key personnel has been, and will remain, critical to our success. We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. We believe that our employee stock ownership and other programs align the interests of our personnel with those of our clients and stockholders.

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year Ended September 30, (in millions)
	2013	2012	2011
Professional Technical Services (PTS)	$7,242.9	$7,276.9	$6,877.1
Management Support Services (MSS)	910.6	941.3	1,160.3

Total	$8,153.5	$8,218.2	$8,037.4

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

        Our services may be sequenced over multiple phases. For example, in the area of program management and construction management services, our work for a client may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts typically employ a staff of 10 to more than 100 and, in many cases, operate as an outsourcing arrangement with our staff located at the project site. For example, since 1990, we have been managing renovation work at the Pentagon for the U.S. Department of Defense. Other examples include our construction management services for One World Trade Center, the tallest building in the Western Hemisphere, and program management services for Crossrail, the largest addition to the transit system in London and southeast England in half a century.

        We provide the services in our PTS segment both directly and through joint ventures or similar partner arrangements to the following key end markets:

  Transportation.

  •
  Transit and Rail.  Projects include light rail, heavy rail (including high-speed, commuter and freight) and multimodal transit projects. For example, we have provided engineering design services for the new World Trade Center Terminal for PATH and the Second Avenue Subway (8.5-mile rail route and 16 stations) in New York City, the Ma On Shan Rail (7-mile elevated railway) in Hong Kong, and Crossrail (74-mile railway) in the United Kingdom. We were recently appointed designer as part of a consortium that will construct the largest portion of the Riyadh metro system in Saudi Arabia, one of the largest urban infrastructure projects in the world.

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

  •
  Highways, Bridges and Tunnels.  Projects include interstate, primary and secondary urban and rural highway systems and bridge projects. For example, we have provided engineering services for the SH-130 Toll Road (49-mile "greenfield" highway project) in Austin, Texas, the Sydney Orbital Bypass (39 kilometer highway) in Sydney, Australia and the Sutong Bridge in China, which crosses the Yangtze River and was the world's longest cable-stayed bridge at the time of its completion. We also have provided mechanical, structural and environmental planning for Singapore's new North-South Expressway.

  •
  Aviation.  Projects include landside terminal and airside facilities and runways as well as taxiways. For example, we have provided program management services to a number of major U.S. airports, including O'Hare International in Chicago, Los Angeles International, John F. Kennedy and La Guardia in New York City, Reagan National and Dulles International in Washington, D.C., and Miami International. We also have provided services to airports in Hong Kong, London, the United Arab Emirates, Saudi Arabia, Cyprus and Qatar.

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

  •
  Urban Master Planning/Design.  Projects include design services, landscape architecture, general policy consulting and environmental planning projects for a variety of government, institutional and private sector clients. For example, we have provided planning and consulting services for the Olympic Games sites in Atlanta, Sydney, Beijing, Salt Lake City, London and Rio de Janeiro. We are providing strategic planning and master planning services for new cities and major mixed use developments in China, Southeast Asia, the Middle East, North Africa, the United Kingdom and the United States.

  •
  Commercial and Leisure Facilities.  Projects include corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities, hospitals and healthcare facilities and corporate campuses. For example, we provided electronic security programming and installation services for the renovation of Soldier Field in Chicago, design services for Barclays Center Arena in Brooklyn and building services, engineering, architectural lighting, advanced modeling, infrastructure and utilities engineering and advanced security for the headquarters of the British Broadcasting Company in London.

  •
  Institutional.  Projects include engineering services for college and university campuses, including the new Kennedy-King College in Chicago, Illinois. We also have undertaken assignments for Oxford University in the United Kingdom, Pomona College and Loyola Marymount University in California.

  •
  Health Care.  Projects include design services for the Mayo Clinic Gonda Building in Rochester, Minnesota, University Hospital in Dubai Healthcare City and the Samsung Cancer Center in Seoul, Korea. We also have undertaken assignments for the Veterans Affairs Medical Center in Orlando, Florida, the Minneapolis campus of Children's Hospitals and Clinics of Minnesota, the Princess Grace Hospital in Monaco, and a major hospital complex in the Hong Kong Hospital Authority's West Kowloon Cluster.

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

  •
  Transmission and Distribution.  Projects include power stations and electric transmissions and distribution and co-generation systems, including enhanced electrical power generation in Stung Treng, Cambodia, as well as transmission in remote sections of Ontario. These projects utilize a wide range of services that include consulting, forecasting and surveying to detailed engineering design and construction management.

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

        Logistics.    Projects include logistics support services for a number of Department of Defense agencies and defense prime contractors focused on developing and managing integrated supply and distribution networks. We oversee warehousing, packaging, delivery and traffic management for the distribution of government equipment and materials.

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

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2013		2012		2011
U.S. Federal Government
PTS	$550.0	7%	$548.7	7%	$640.8	8%
MSS	903.2	11	931.3	11	1,151.4	14
U.S. State and Local Governments	1,485.4	18	1,454.4	18	1,453.3	18
Non-U.S. Governments	1,911.5	23	2,006.4	24	1,931.3	24

Subtotal Governments	4,850.1	59	4,940.8	60	5,176.8	64
Private Entities (worldwide)	3,303.4	41	3,277.4	40	2,860.6	36

Total	$8,153.5	100%	$8,218.2	100%	$8,037.4	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 18%, 18% and 22% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2013, 2012 and 2011, respectively. One of these contracts accounted for approximately 4%, 4% and 3% of our revenue in the years ended September 30, 2013, 2012 and 2011, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

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

  Cost-Reimbursable Contracts

        Cost-reimbursable contracts consist of two similar contract types: cost-plus and time and material.

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

        For fiscal 2013, 2012 and 2011, cost-reimbursable contracts represented approximately 58%, 53% and 54%, respectively, of our total revenue, consisting of cost-plus contracts and time and material contracts as follows:

	Year Ended September 30,
	2013	2012	2011
Cost-plus contracts	17%	18%	19%
Time and materials contracts	41	35	35

Total	58%	53%	54%

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

        For fiscal 2013, 2012 and 2011, fixed-price contracts represented approximately 42%, 47% and 46%, respectively, of our total revenue. There may be risks associated with completing these projects profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party, or pass-through costs to subcontractors and other parties. Our total backlog is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Our backlog for the year ended September 30, 2013, increased $0.6 billion, or 3%, to $16.6 billion as compared to $16.0 billion for the corresponding period last year.

        The following summarizes contracted and awarded backlog:

	September 30,
	2013	2012	2011
Contracted backlog:
PTS segment	$8.4	$7.7	$7.9
MSS segment	0.4	0.8	1.0

Total contracted backlog	$8.8	$8.5	$8.9

Awarded backlog:
PTS segment	$6.9	$6.3	$5.7
MSS segment	0.9	1.2	1.0

Total awarded backlog	$7.8	$7.5	$6.7

Total backlog:
PTS segment	$15.3	$14.0	$13.6
MSS segment	1.3	2.0	2.0

Total backlog	$16.6	$16.0	$15.6

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

Insurance and Risk Management

        We maintain insurance covering professional liability and claims involving bodily injury and property damage. We consider our present limits of coverage, deductibles, and reserves to be adequate. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance/control, risk management, workplace safety and similar methods. A majority of our active operating subsidiaries are quality certified under ISO 9001:2000 or an equivalent standard, and we plan to continue to obtain certification where applicable. ISO 9001:2000 refers to international quality standards developed by the International Organization for Standardization, or ISO.

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

        Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act, Arms Export Control Act, Department of Commerce Export and Anti Boycott Regulations, Proceeds of Crime Act, Office of Foreign Assets Control regulations, UK Bribery Act and other similar non-U.S. laws and regulations), local government regulations and procurement policies and practices and varying currency, political and economic risks.

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

  Personnel by Segment

	As of September 30,
	2013	2012	2011
Professional Technical Services	38,600	37,100	37,500
Management Support Services	6,500	9,300	7,100
Corporate	400	400	400

Total	45,500	46,800	45,000

  Personnel by Geographic Region

	As of September 30,
	2013	2012	2011
Americas	17,400	19,000	21,600
Europe	5,500	5,200	5,200
Middle East	10,300	10,500	7,400
Asia/Pacific	12,300	12,100	10,800

Total	45,500	46,800	45,000

  Personnel by Segment and Geographic Region

	As of September 30, 2013
	PTS	MSS	Corporate		Total
Americas	15,000	2,000	400	*	17,400
Europe	5,500	—	—		5,500
Middle East	5,800	4,500	—		10,300
Asia/Pacific	12,300	—	—		12,300

Total	38,600	6,500	400	*	45,500

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

Available Information

        The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the "Investors" section. Copies of the information identified above may be obtained without charge from us by writing to AECOM Technology Corporation, 555 South Flower Street, Suite 3700, Los Angeles, California 90071, Attention: Corporate Secretary.

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

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2013, 2012 and 2011, approximately 59%, 60% and 64%, respectively, of our revenue was derived from contracts with government entities.

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

        Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $1.9 billion as of September 30, 2013. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

        During fiscal 2013, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 41% of our total revenue. There are risks inherent in doing business internationally, including:

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

        Over the last two years, civil unrest, which initially began in Tunisia and Egypt, spread to other areas in the Middle East and beyond. For example, due to the civil unrest in Libya in February 2011, we ceased providing services as the program manager for the Libyan Housing and Infrastructure Board's program to modernize the country's infrastructure. We cannot currently determine when or if we will resume services. This business disruption resulted in an operating loss, primarily due to demobilization and shutdown costs, and certain asset write-downs. If civil unrest were to disrupt our business in other countries in the Middle East or other regions in which we operate, and particularly if political activities were to result in prolonged unrest or civil war, our financial condition could be adversely affected. In addition, the reduction in U.S. military forces in areas such as Afghanistan could also negatively impact our business.

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2013, approximately 42% of our revenue was recognized under fixed-price contracts. Fixed-price contracts are more frequently used outside of the United States and, thus, the exposures resulting from fixed-price contracts may increase as we increase our business operations outside of the United States. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

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

        Approximately 12% of our fiscal 2013 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 6% of our fiscal 2013 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations.

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

        We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, and Canada. At September 30, 2013, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $192.7 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

        At September 30, 2013, our contracted backlog was approximately $8.8 billion and our awarded backlog was approximately $7.8 billion for a total backlog of $16.6 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for uncommitted bond facilities and new indebtedness, replace our existing revolving and term credit agreements on or before their respective expirations in 2016 and 2018 or obtain funding through the issuance of our securities. We use credit facilities to support our working capital and acquisition needs. There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

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

        All of our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a required threshold. As of September 30, 2013, our consolidated leverage ratio was 2.54, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of September 30, 2013, our net worth was $2.0 billion, which exceeds the required threshold of $1.6 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this "Risk Factors" section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 64,000 square feet of space at 555 and 515 South Flower Street, Los Angeles, California. Our other offices consist of an aggregate of approximately 7.1 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 13 in the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 19, "Commitments and Contingencies," of this report for a discussion of certain matters to which we are a party. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 1,850 stockholders of record as of November 7, 2013. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2013:
First quarter	18.87	24.37
Second quarter	23.80	32.95
Third quarter	28.22	32.01
Fourth quarter	28.63	35.20

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2012:
First quarter	16.84	21.62
Second quarter	20.80	24.06
Third quarter	14.91	22.68
Fourth quarter	15.29	21.62

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

  Equity Compensation Plans

        The following table presents certain information about our equity compensation plans as of September 30, 2013:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Equity compensation plans approved by stockholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	1,551,691	$24.73	17,581,795
AECOM Technology Corporation Equity Incentive Plan	N/A	N/A	4,189,556
AECOM Technology Corporation Employee Stock Purchase Plan	N/A	N/A	6,226,065
AECOM Technology Corporation Global Stock Program(a)	N/A	N/A	22,716,027

Total	1,551,691	$24.73	50,713,443

(a)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, and United Kingdom; and for North America, the Retirement & Savings Plan and Equity Investment Plan.

  Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock (ACM) with that of the S&P MidCap 400 and the S&P 1500 SuperComposite Engineering and Construction indices from October 1, 2008 to September 30, 2013. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

 Comparison of Percentage Change
October 1, 2008—September 30, 2013

End-of-Month Prices by Quarter

	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011
AECOM	30.73	26.08	32.00	27.14	27.50	28.37	23.06	24.26	27.97	27.73	27.34
S&P MidCap 400	538.28	489.00	578.14	691.02	726.67	789.90	711.73	802.10	907.25	989.05	978.64
S&P 1500 Super Composite Engineering and Construction	126.35	113.38	137.70	140.92	129.42	138.10	123.09	131.29	155.98	172.46	156.12

	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013
AECOM	17.67	20.57	22.37	16.45	21.16	23.80	32.80	31.79	31.27
S&P MidCap 400	781.26	879.16	994.30	941.64	989.02	1,020.43	1,153.68	1,160.82	1,243.85
S&P 1500 Super Composite Engineering and Construction	112.61	132.27	150.66	129.37	145.58	157.35	181.57	173.79	187.28

  Stock Repurchase Program

        In August 2011, the Board of Directors authorized a stock repurchase program (Repurchase Program), pursuant to which we could purchase our common stock. The dollar value capacity of the Repurchase Program was as follows:

Authorization Date	Increase in the Dollar Value Capacity	Maximum Dollar Value Capacity at the Authorization Date
	(amounts in millions)
August 2011	$200.0	$200.0
August 2012	$300.0	$500.0
January 2013	$500.0	$1,000.0

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

        A summary of the repurchase activity for the three months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1 - 31, 2013	—	$31.83	—	$425.2
August 1 - 31, 2013	0.7	29.99	0.7	403.8
September 1 - 30, 2013	1.3	30.47	1.3	364.7

Total	2.0	30.33	2.0	364.7

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

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenue	$8,153	$8,218	$8,037	$6,546	$6,119
Cost of revenue	7,703	7,796	7,570	6,116	5,768

Gross profit	450	422	467	430	351
Equity in earnings of joint ventures	24	49	45	21	23
General and administrative expenses	(97)	(81)	(91)	(110)	(87)
Goodwill impairment	—	(336)	—	—	—

Income from operations	377	54	421	341	287
Other income	4	11	5	11	3
Interest expense	(45)	(47)	(42)	(11)	(12)

Income from continuing operations before income tax expense	336	18	384	341	278
Income tax expense	93	75	100	92	77

Income (loss) from continuing operations	243	(57)	284	249	201
Discontinued operations, net of tax	—	—	—	—	3

Net income (loss)	243	(57)	284	249	204
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(4)	(2)	(8)	(12)	(14)

Net income (loss) attributable to AECOM	$239	$(59)	$276	$237	$190

Net income (loss) attributable to AECOM per share:
Basic
Continuing operations	$2.38	$(0.52)	$2.35	$2.07	$1.73
Discontinued operations	—	—	—	—	.03

	$2.38	$(0.52)	$2.35	$2.07	$1.76

Diluted
Continuing operations	$2.35	$(0.52)	$2.33	$2.05	$1.70
Discontinued operations	—	—	—	—	.03

	$2.35	$(0.52)	$2.33	$2.05	$1.73

Weighted average shares outstanding: (in millions)
Basic	101	112	117	114	108
Diluted	102	112	118	115	110

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$94	$103	$110	$79	$84
Amortization expense of acquired intangible assets(2)	21	24	36	19	26
Capital expenditures	52	63	78	68	63
Contracted backlog	$8,753	$8,499	$8,881	$6,802	$5,356
Number of full-time and part-time employees	45,500	46,800	45,000	48,100	43,200

(1)
Includes amortization of deferred debt issuance costs.

(2)
Included in depreciation and amortization above.

	As of September 30,
	2013	2012	2011	2010	2009
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$601	$594	$457	$613	$291
Working capital	1,078	1,069	1,176	1,094	658
Total assets	5,666	5,665	5,789	5,243	3,790
Long-term debt excluding current portion	1,089	907	1,145	915	142
AECOM Stockholders' equity	2,021	2,169	2,340	2,090	1,730

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

Overview

        We are a leading provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 45,500 employees.

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

        Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in end markets such as transportation, facilities, environmental, energy, water and government markets. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Our PTS segment contributed $7,242.9 million, or 89%, of our fiscal 2013 revenue.

        Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractors and other direct costs. Our MSS segment contributed $910.6 million, or 11%, of our fiscal 2013 revenue.

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

        We define revenue provided by acquired companies as revenue included in the current period up to twelve months subsequent to their acquisition date. Throughout this section, we refer to companies we acquired in the last twelve months as "acquired companies."

Acquisitions

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2013, 2012, and 2011 was $82.0 million, $15.4 million, and $453.3 million, respectively.

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

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(in millions)
Other Financial Data:
Revenue	$8,153	$8,218	$8,037	$6,546	$6,119
Other direct costs(1)	3,176	3,034	2,856	2,340	2,300

Revenue, net of other direct costs(1)	4,977	5,184	5,181	4,206	3,819
Cost of revenue, net of other direct costs(1)	4,527	4,762	4,714	3,776	3,468

Gross profit	450	422	467	430	351
Equity in earnings of joint ventures	24	49	45	21	23
General and administrative expenses	(97)	(81)	(91)	(110)	(87)
Goodwill impairment	—	(336)	—	—	—

Income from operations	$377	$54	$421	$341	$287

Reconciliation of Cost of Revenue:
Other direct costs	$3,176	$3,034	$2,856	$2,340	$2,300
Cost of revenue, net of other direct costs	4,527	4,762	4,714	3,776	3,468

Cost of revenue	$7,703	$7,796	$7,570	$6,116	$5,768

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

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed pre-tax earnings of non-U.S. operations of approximately $852.2 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time.

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

        We test goodwill for impairment annually for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. We have multiple reporting units. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units.

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

        During the fourth quarter, we conduct our annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment.

        As a result of the first step of the fiscal 2012 impairment analysis, we identified adverse market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MSS reporting units, which led us to determine that goodwill was impaired. The second step of the analysis was performed to measure the impairment as the excess of the goodwill carrying value over its implied fair value. This analysis resulted in an impairment of $336.0 million, or $317.2 million, net of tax.

        Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, a 1% increase in the WACC rate represents a $500 million decrease to the fair value of our reporting units. A 1% decrease in the terminal growth rate represents a $400 million increase to the fair value of our reporting units.

  Pension Plans

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $16.0 million to our international plans in fiscal 2014. We do not have a required minimum contribution for our U.S. plans; however, we may make additional discretionary contributions. We currently expect to contribute $4.9 million to our U.S. plans in fiscal 2014. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $32.3 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would increase by approximately $0.5 million and $1.5 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $19.6 million and plan expense would increase by approximately $1.5 million.

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

        Between September 30, 2012 and September 30, 2013, the aggregate worldwide pension deficit increased from $192.2 million to an estimated $192.7 million. Although funding rules are subject to local laws and regulations and vary by location, we expect to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2013	September 30, 2012
			$	%
	($ in millions)
Revenue	$8,153.5	$8,218.2	$(64.7)	(0.8)%
Other direct costs	3,176.5	3,034.3	142.2	4.7

Revenue, net of other direct costs	4,977.0	5,183.9	(206.9)	(4.0)
Cost of revenue, net of other direct costs	4,527.0	4,762.0	(235.0)	(4.9)

Gross profit	450.0	421.9	28.1	6.7
Equity in earnings of joint ventures	24.3	48.6	(24.3)	(50.0)
General and administrative expense	(97.3)	(80.9)	(16.4)	20.3
Goodwill impairment	—	(336.0)	336.0	(100.0)

Income from operations	377.0	53.6	323.4	603.4
Other income	3.5	10.6	(7.1)	(67.0)
Interest expense	(44.7)	(46.7)	2.0	(4.3)

Income from continuing operations before income tax expense	335.8	17.5	318.3	1,818.9
Income tax expense	92.6	74.4	18.2	24.5

Net income (loss)	243.2	(56.9)	300.1	*
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(4.0)	(1.7)	(2.3)	135.3

Net income (loss) attributable to AECOM	$239.2	$(58.6)	$297.8	* %

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.0	91.9

Gross margin	9.0	8.1
Equity in earnings of joint ventures	0.5	0.9
General and administrative expense	(1.9)	(1.5)
Goodwill impairment	—	(6.5)

Income from operations	7.6	1.0
Other income	0.1	0.2
Interest expense	(1.0)	(0.9)

Income from continuing operations before income tax expense	6.7	0.3
Income tax expense	1.8	1.4

Net income (loss)	4.9	(1.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	0.0

Net income (loss) attributable to AECOM	4.8%	(1.1)%

  Revenue

        Our revenue for the year ended September 30, 2013 decreased $64.7 million, or 0.8%, to $8,153.5 million as compared to $8,218.2 million for the corresponding period last year. Revenue provided by acquired companies was $166.9 million for the year ended September 30, 2013. Excluding the revenue provided by acquired companies, revenue decreased $231.6 million, or 2.8%, from the year ended September 30, 2012.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2013 was primarily attributable to a decrease in Australia of approximately $300 million substantially from decreased mining related services. These decreases were partially offset by an increase in Asia of approximately $60 million primarily from engineering and program management services on infrastructure projects.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs, for the year ended September 30, 2013 decreased $206.9 million, or 4.0%, to $4,977.0 million as compared to $5,183.9 million for the corresponding period last year. Revenue, net of other direct costs, of $128.3 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $335.2 million, or 6.5%, over the year ended September 30, 2012.

        The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2013 was primarily due to a decrease in Australia of approximately $190 million substantially from decreased mining related services and a reduction in engineering and program management services in the Americas of approximately $180 million, partially offset by an increase in Asia of approximately $70 million primarily from engineering and program management services on infrastructure projects.

  Gross Profit

        Our gross profit for the year ended September 30, 2013 increased $28.1 million, or 6.7%, to $450.0 million as compared to $421.9 million for the corresponding period last year. Gross profit provided by acquired companies was $10.5 million. Excluding gross profit provided by acquired companies, gross profit increased $17.6 million, or 4.2%, from the year ended September 30, 2012. For the year ended September 30, 2013, gross profit, as a percentage of revenue, net of other direct costs, increased to 9.0% from 8.1% in the year ended September 30, 2012.

        The increases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the year ended September 30, 2013 were primarily due to improved project performance in our MSS reportable segment.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2013 was $24.3 million compared to $48.6 million in the corresponding period last year.

        The decrease in equity in earnings of joint ventures for the year ended September 30, 2013 was primarily due to reduced earnings on MSS joint ventures that support the United States Army in the Middle East.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2013 increased $16.4 million, or 20.3%, to $97.3 million as compared to $80.9 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 1.9% for the year ended September 30, 2013 from 1.5% for the year ended September 30, 2012.

        The increases in general administrative expenses are primarily due to increased performance-based compensation.

  Other Income

        Our other income for the year ended September 30, 2013 decreased $7.1 million to $3.5 million as compared to $10.6 million for the year ended September 30, 2012.

        The decrease in other income for the year ended September 30, 2013 is primarily due to decreased earnings from investments.

  Interest Expense

        Our interest expense for the year ended September 30, 2013 was $44.7 million as compared to $46.7 million of interest expense for the year ended September 30, 2012.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2013 increased $18.2 million, or 24.5%, to $92.6 million as compared to $74.4 million for the year ended September 30, 2012. The effective tax rate was 27.6% and 425.7% for the years ended September 30, 2013 and 2012, respectively.

        The increase in income tax expense for the year ended September 30, 2013 was primarily due to the change in tax jurisdictional mix of income, a higher pretax income than the prior year, and a current year restructuring transaction that resulted in U.S. income tax expense.

  Net Income (Loss) Attributable to AECOM

        The factors described above resulted in the net income attributable to AECOM of $239.2 million for year ended September 30, 2013, as compared to the net loss attributable to AECOM of $58.6 million for the year ended September 30, 2012.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended
			Change
	September 30, 2013	September 30, 2012
			$	%
	($ in millions)
Revenue	$7,242.9	$7,276.9	$(34.0)	(0.5)%
Other direct costs	2,826.5	2,669.6	156.9	5.9

Revenue, net of other direct costs	4,416.4	4,607.3	(190.9)	(4.1)
Cost of revenue, net of other direct costs	3,999.5	4,183.5	(184.0)	(4.4)

Gross profit	$416.9	$423.8	$(6.9)	(1.6)%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	90.6	90.8

Gross profit	9.4%	9.2%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2013 decreased $34.0 million, or 0.5%, to $7,242.9 million as compared to $7,276.9 million for the corresponding period last year. Revenue provided by acquired companies was $166.9 million. Excluding revenue provided by acquired companies, revenue decreased $200.9 million, or 2.8%, over the year ended September 30, 2012.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2013 was primarily attributable to a decrease in Australia of approximately $300 million substantially from decreased mining related services. These decreases were partially offset by an increase in Asia of approximately $60 million primarily from engineering and program management services on infrastructure projects.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our PTS segment for the year ended September 30, 2013 decreased $190.9 million, or 4.1%, to $4,416.4 million as compared to $4,607.3 million for the corresponding period last year. Revenue, net of other direct costs provided by acquired companies was $128.3 million. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $319.2 million, or 6.9%, over the year ended September 30, 2012.

        The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2013 was primarily due to a decrease in Australia of approximately $190 million substantially from decreased mining related services, and a reduction in engineering and program management services in the Americas of approximately $180 million, partially offset by an increase in Asia of approximately $70 million primarily from engineering and program management services on infrastructure projects.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2013 decreased $6.9 million, or 1.6%, to $416.9 million as compared to $423.8 million for the corresponding period last year. Gross profit provided by acquired companies was $10.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $17.4 million, or 4.1%, from the year ended September 30, 2012. As a percentage of revenue, net of other direct costs, gross profit increased to 9.4% of revenue, net of other direct costs, for the year ended September 30, 2013, from 9.2% in the corresponding period last year.

        The decrease in gross profit, excluding gross profit provided by acquired companies, for the year ended September 30, 2013 was primarily attributable to a decline in our Australian mining related services, which led us to incur severance costs of approximately $15 million.

Management Support Services

	Fiscal Year Ended
			Change
	September 30, 2013	September 30, 2012
			$	%
	($ in millions)
Revenue	$910.6	$941.3	$(30.7)	(3.3)%
Other direct costs	350.0	364.7	(14.7)	(4.0)

Revenue, net of other direct costs	560.6	576.6	(16.0)	(2.8)
Cost of revenue, net of other direct costs	527.5	578.5	(51.0)	(8.8)

Gross profit (loss)	$33.1	$(1.9)	$35.0	* %

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	94.1	100.3

Gross profit (loss)	5.9%	(0.3)%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2013, decreased $30.7 million, or 3.3%, to $910.6 million as compared to $941.3 million for the corresponding period last year.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our MSS segment for the year ended September 30, 2013 decreased $16.0 million, or 2.8%, to $560.6 million as compared to $576.6 million for the corresponding period last year.

  Gross Profit (Loss)

        Gross profit (loss) for our MSS segment for the year ended September 30, 2013 was $33.1 million as compared to $(1.9) million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit (loss) increased to 5.9% of revenue, net of other direct costs, for the year ended September 30, 2013 from (0.3)% in the corresponding period last year.

        The increase in gross profit (loss) and gross profit (loss), as a percentage of revenue, net of other direct costs, for the year ended September 30, 2013 was primarily due to improved project performance.

Fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2012	September 30, 2011
			$	%
	($ in millions)
Revenue	$8,218.2	$8,037.4	$180.8	2.2%
Other direct costs	3,034.3	2,856.6	177.7	6.2

Revenue, net of other direct costs	5,183.9	5,180.8	3.1	0.1
Cost of revenue, net of other direct costs	4,762.0	4,714.1	47.9	1.0

Gross profit	421.9	466.7	(44.8)	(9.6)
Equity in earnings of joint ventures	48.6	44.8	3.8	8.5
General and administrative expense	(80.9)	(90.3)	9.4	(10.4)
Goodwill impairment	(336.0)	—	(336.0)	*

Income from operations	53.6	421.2	(367.6)	(87.3)
Other income	10.6	5.0	5.6	112.0
Interest expense	(46.7)	(42.0)	(4.7)	11.2

Income from continuing operations before income tax expense	17.5	384.2	(366.7)	(95.4)
Income tax expense	74.4	100.1	(25.7)	(25.7)

Net (loss) income	(56.9)	284.1	(341.0)	(120.0)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(1.7)	(8.3)	6.6	(79.5)

Net (loss) income attributable to AECOM	$(58.6)	$275.8	$(334.4)	(121.2)%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2012	September 30, 2011
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.9	91.0

Gross margin	8.1	9.0
Equity in earnings of joint ventures	0.9	0.9
General and administrative expense	(1.5)	(1.8)
Goodwill impairment	(6.5)	0.0

Income from operations	1.0	8.1
Other income	0.2	0.1
Interest expense	(0.9)	(0.8)

Income from continuing operations before income tax expense	0.3	7.4
Income tax expense	1.4	1.9

Net (loss) income	(1.1)	5.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	0.0	(0.2)

Net (loss) income attributable to AECOM	(1.1)%	5.3%

  Revenue

        Our revenue for the year ended September 30, 2012 increased $180.8 million, or 2.2%, to $8,218.2 million as compared to $8,037.4 million for the prior year. Revenue provided by acquired companies was $35.1 million for the year ended September 30, 2012. Excluding the revenue provided by acquired companies, revenue increased $145.7 million, or 1.8%, from the year ended September 30, 2011.

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

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs, for the year ended September 30, 2012 increased $3.1 million, or 0.1%, to $5,183.9 million as compared to $5,180.8 million for the prior year. Revenue, net of other direct costs, of $27.4 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $24.3 million, or 0.5%, over the year ended September 30, 2011.

        The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2012 was primarily due to a reduction in engineering and program management services in the United States, the Middle East and Europe of approximately $75 million, $40 million, and $30 million, respectively, in addition to the effect of foreign currencies of $30 million. These decreases were partially offset by an increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $75 million, respectively.

  Gross Profit

        Our gross profit for the year ended September 30, 2012 decreased $44.8 million, or 9.6%, to $421.9 million as compared to $466.7 million for the prior year. Gross profit provided by acquired companies was $3.8 million. Excluding gross profit provided by acquired companies, gross profit decreased $48.6 million, or 10.4%, from the year ended September 30, 2011. For the year ended September 30, 2012, gross profit, as a percentage of revenue, net of other direct costs, decreased to 8.1% from 9.0% in the year ended September 30, 2011.

        The decrease in gross profit and gross profit, as a percentage of revenue, net of other direct costs for the year ended September 30, 2012, as compared to the corresponding period in the prior year was primarily attributable to reductions in gross profit in our MSS segment noted below.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2012 was $48.6 million compared to $44.8 million for the prior year. No equity in earnings of joint ventures was provided by acquired companies.

        The increase for the year ended September 30, 2012 was primarily due to increased activity in joint ventures on projects for the U.S. Army and Department of Energy, partially offset by decreased activity in a joint venture in Iraq for the U.S. Department of Defense.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2012, decreased $9.4 million, or 10.4%, to $80.9 million as compared to $90.3 million for the prior year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased from 1.8% in the year ended September 30, 2011 to 1.5% in the year ended September 30, 2012.

        The decrease in general and administrative expenses was primarily attributable to reduced expenses related to employee compensation.

  Goodwill Impairment

        During the fourth quarter of our year ended September 30, 2012, we conducted our annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment. As a result of the first step of the impairment analysis, due to market conditions and business trends within the EMEA and MSS reporting units, we determined that goodwill was impaired. The second step of the analysis was performed to measure the impairment as the excess of the goodwill carrying value over its implied fair value. This analysis resulted in an impairment of $336.0 million, or $317.2 million, net of tax.

  Other Income

        Our other income for the year ended September 30, 2012 was $10.6 million as compared to $5.0 million for the year ended September 30, 2011.

        Other income is primarily related to investment earnings.

  Interest Expense

        Our interest expense for the year ended September 30, 2012 was $46.7 million as compared to $42.0 million of interest expense for the year ended September 30, 2011.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2012, decreased $25.7 million, or 25.7%, to $74.4 million as compared to $100.1 million for the year ended September 30, 2011. The effective tax rate was 425.7% and 26.1% for the years ended September 30, 2012 and 2011, respectively.

        The 425.7% effective tax rate for the year ended September 30, 2012 differs from the statutory rate of 35% primarily due to the goodwill impairment charge taken during the year, the majority of which is not deductible for tax purposes.

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

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2012 increased $399.8 million, or 5.8%, to $7,276.9 million as compared to $6,877.1 million for the prior year. Revenue provided by acquired companies was $35.1 million. Excluding revenue provided by acquired companies, revenue increased $364.7 million, or 5.3%, over the year ended September 30, 2011.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2012 was primarily attributable to increased demand for our construction management services in the Americas of approximately $220 million, engineering and program management services on infrastructure projects in Australia and Asia of approximately $170 million and $95 million, respectively, partially offset by the effect of foreign currencies of $40 million, a reduction in engineering and program management services provided in the United States of approximately $50 million, and a reduction in services provided in Libya of approximately $30 million.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our PTS segment for the year ended September 30, 2012 decreased $4.9 million, or 0.1%, to $4,607.3 million as compared to $4,612.2 million for the prior year. Revenue, net of other direct costs provided by acquired companies was $27.4 million. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $32.3 million, or 0.7%, over the year ended September 30, 2011.

        The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2012 was primarily due to decreased engineering and program management services in the United States, the Middle East and Europe of $75 million, $40 million, and $30 million, respectively, in addition to the effect of foreign currencies of $30 million. These decreases were partially offset by increased demand for our engineering and program management services on infrastructure projects in Australia and Asia of approximately $90 million and $75 million, respectively. Revenue, net of other direct costs, excluding the effects of acquired companies, was relatively consistent with the prior period primarily due to the increase in subcontractor costs from our construction management services.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2012 increased $6.1 million, or 1.5%, to $423.8 million as compared to $417.7 million for the prior year. Gross profit provided by acquired companies was $3.8 million. Excluding gross profit provided by acquired companies, gross profit increased $2.3 million, or 0.6%, from the year ended September 30, 2011. As a percentage of revenue, net of other direct costs, gross profit increased to 9.2% of revenue, net of other direct costs, for the year ended September 30, 2012 from 9.1% in the prior year.

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

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2012 decreased $219.0 million, or 18.9%, to $941.3 million as compared to $1,160.3 million for the prior last year. No revenue was provided by acquired companies.

        The decrease in revenue for the year ended September 30, 2012 was primarily attributable to reduced U.S. government activities in the Middle East related to the completion in February 2011 of our combat support project, which resulted in an approximate $220 million reduction in revenue.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our MSS segment for the year ended September 30, 2012 increased $8.0 million, or 1.4%, to $576.6 million as compared to $568.6 million for the prior year. No revenue, net of other direct costs, was provided by acquired companies.

  Gross (Loss) Profit

        Gross (loss) profit for our MSS segment for the year ended September 30, 2012 decreased $50.9 million, or 103.9%, to $(1.9) million as compared to $49.0 million for the prior year. As a percentage of revenue, net of other direct costs, gross (loss) profit decreased to (0.3)% of revenue, net of other direct costs, for the year ended September 30, 2012 from 8.6% in the prior year. No gross profit was provided by acquired companies.

        The decrease in gross (loss) profit and gross (loss) profit, as a percentage of revenue, net of other direct costs, for the year ended September 30, 2012 was primarily due to reduced revenue from the combat support project noted in Revenue above, and decreased performance on several projects in our national security programs and contract field teams services, and the settlement of the previously disclosed Combat Support Associates Defense Contract Audit Agency Form 1.

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

        At September 30, 2013, cash and cash equivalents were $600.7 million, an increase of $6.9 million, or 1.2%, from $593.8 million at September 30, 2012. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under credit agreements, partially offset by cash payments for business acquisitions, stock repurchases and purchases of investments.

        Net cash provided by operating activities was $408.6 million for the year ended September 30, 2013, a decrease of $24.8 million from $433.4 million for the year ended September 30, 2012. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the year ended September 30, 2013 provided a net benefit of $64.9 million, which is an increase in cash provided by operating activities of $36.8 million over the year ended September 30, 2012. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

        Net cash used in investing activities was $139.5 million for the year ended September 30, 2013, compared to $73.8 million for the year ended September 30, 2012. This increase was primarily attributable to a $50.8 million increase in purchases of investments and $29.4 million increase in payments for business acquisitions, net of cash acquired, partially offset by a decrease in capital expenditures of $10.8 million.

        Net cash used in financing activities was $254.4 million for the year ended September 30, 2013, compared to $237.6 million for the year ended September 30, 2012. The change was primarily attributable to a $227.1 million increase in payments to repurchase common stock under the Repurchase Program, partially offset by an increase in net borrowings under credit agreements of $218.2 million.

  Working Capital

        Working capital, or current assets less current liabilities, increased $9.2 million, or 0.9%, to $1,078.1 million at September 30, 2013 from $1,068.9 million at September 30, 2012. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $55.8 million, or 2.7%, to $2,019.8 million at September 30, 2013.

        Accounts receivable decreased 2.2%, or $53.6 million, to $2,342.3 million at September 30, 2013 from $2,395.9 million at September 30, 2012.

        Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 88 days and 91 days at September 30, 2013 and 2012, respectively.

        In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

        Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of September 30, 2013 and 2012. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

  Debt

        Debt consisted of the following:

	September 30, 2013	September 30, 2012
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	260.2	256.8
Unsecured revolving credit facility	114.7	24.0
Notes secured by real properties	—	24.2
Other debt	48.4	14.7

Total debt	1,173.3	1,069.7
Less: Current portion of debt and short-term borrowings	(84.3)	(162.6)

Long-term debt, less current portion	$1,089.0	$907.1

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2013:

Fiscal Year
2014	$84.3
2015	38.2
2016	152.9
2017	37.7
2018	600.0
Thereafter	260.2

Total	$1,173.3

  Unsecured Term Credit Agreement

        In June 2013, we entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. We used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the years ended September 30, 2013 and 2012, the average interest rate of our term loan facility was 1.98% and 2.19%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. We may, at our option, prepay the loans at any time, without penalty.

  Unsecured Senior Notes

        In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $85.2 million and $81.8 million at September 30, 2013 and 2012, respectively. The fair value of our unsecured senior notes was approximately $269.4 million and $277.8 million at September 30, 2013 and 2012, respectively. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

  Unsecured Revolving Credit Facility

        In July 2011, we entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which provides for a borrowing capacity of $1.05 billion. In June 2013, we entered into a Fourth Amendment to the Revolving Credit Agreement to, among other things, conform certain provisions to the applicable provisions in the Term Credit Agreement. The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may request an increase in capacity of up to a total of $1.15 billion, subject to certain conditions. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. At September 30, 2013 and 2012, $114.7 million and $24.0 million, respectively, were outstanding under our revolving credit facility. At September 30, 2013 and 2012, outstanding standby letters of credit totaled $35.5 million and $35.1 million, respectively, under our revolving credit facility. As of September 30, 2013, we had $899.8 million available under our Revolving Credit Agreement.

  Covenants and Restrictions

        Under our debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of September 30, 2013, our consolidated leverage ratio was 2.54, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0.

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

        Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders' equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.6 billion.

        Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At September 30, 2013 and 2012, we were in compliance with all such covenants.

        Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the years ended September 30, 2013, 2012 and 2011 was 3.0%, 3.1% and 3.3%, respectively.

  Notes Secured by Real Properties

        Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable accrued interest at 6.04% per annum and were to mature in December 2028. These notes were settled in connection with the sale of the real properties during the third quarter of fiscal 2013.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At September 30, 2013 and 2012, outstanding standby letters of credit totaled $236.4 million and $209.8 million, respectively. We had $0.5 million and $4.8 million of obligations outstanding under these unsecured credit facilities as of September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, we had $331.8 million and $255.5 million, respectively, available under our unsecured credit facilities.

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

        Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2013, there was approximately $271.9 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the year ended September 30, 2013 were $6.8 million for U.S. plans and $16.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

        Additionally, on April 20, 2012, GLS received a subpoena from the Office of the Inspector General of the U.S. Department of Defense requesting documentation related to the same contract with the United States Army. GLS has responded to the government's request and is cooperating in the government's investigation. If the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful or there are unfavorable consequences from the Inspector General's investigation, these events could have a material adverse effect on our results of operations.

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

        A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. All of the lawsuits claim damages that purportedly resulted from AECOM Australia's role in connection with the above described traffic forecast. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers' claim.

        AECOM Australia intends to vigorously defend the claims brought against it.

  Hawaii Project

        The U.S. Attorney's Office (USAO) informed us in May 2011 that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services our subsidiary provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. We have cooperated fully with the investigation and, as of this date, no actions have been filed. We believe that the investigation will show that there has been no criminal wrongdoing on our part or any of our subsidiaries and, if any actions are brought, we intend to vigorously defend against such actions.

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

  Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2013:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$1,173.3	$84.3	$191.1	$637.7	$260.2
Interest on debt	180.3	29.4	57.4	50.2	43.3
Operating leases	976.8	186.6	291.9	206.4	291.9
Other	69.9	69.9	—	—	—
Pension obligations	395.0	32.8	71.7	78.5	212.0

Total contractual obligations and commitments	$2,795.3	$403.0	$612.1	$972.8	$807.4

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

        In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This new guidance is effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. This guidance is effective for our fiscal year beginning October 1, 2014 and it is not expected to have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued new accounting guidance that requires the presentation of unrecognized tax benefits as a reduction of the deferred tax assets, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This guidance is effective for our fiscal year beginning October 1, 2014 and it is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

        We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest entities. We have consolidated all joint ventures for which we have control. For all others, our portion of the earnings are recorded in equity in earnings of joint ventures. See Note 7 in the notes to our consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2013 and 2012, we had $864.7 million and $774.0 million, respectively, outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing's base rate can range from 0.0% to 2.5%. For the year ended September 30, 2013, our weighted average floating rate borrowings were $409.1 million, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased or decreased by 1%, our annual interest expense for the year ended September 30, 2013 would have increased or decreased by $4.1 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM Technology Corporation

        We have audited the accompanying consolidated balance sheets of AECOM Technology Corporation (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM Technology Corporation's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 13, 2013 expressed an unqualified opinion thereon.

        Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The information contained in Schedule II: Valuation and Qualifying Accounts included in Item 8 of the Form 10-K is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 13, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM Technology Corporation

        We have audited AECOM Technology Corporation's (the "Company") internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). AECOM Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AECOM Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM Technology Corporation as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated November 13, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 13, 2013

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2013	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$450,328	$456,983
Cash in consolidated joint ventures	150,349	136,793

Total cash and cash equivalents	600,677	593,776
Accounts receivable—net	2,342,262	2,395,881
Prepaid expenses and other current assets	168,714	140,764
Deferred tax assets—net	19,949	16,872

TOTAL CURRENT ASSETS	3,131,602	3,147,293
PROPERTY AND EQUIPMENT—NET	270,672	325,917
DEFERRED TAX ASSETS—NET	143,478	126,948
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	80,045	91,049
GOODWILL	1,811,754	1,775,352
INTANGIBLE ASSETS—NET	83,149	96,973
OTHER NON-CURRENT ASSETS	144,923	101,036

TOTAL ASSETS	$5,665,623	$5,664,568

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$29,578	$1,641
Accounts payable	725,389	761,211
Accrued expenses and other current liabilities	915,282	821,663
Income taxes payable	6,127	12,641
Billings in excess of costs on uncompleted contracts	322,486	320,296
Current portion of long-term debt	54,687	160,950

TOTAL CURRENT LIABILITIES	2,053,549	2,078,402
OTHER LONG-TERM LIABILITIES	448,920	454,537
LONG-TERM DEBT	1,089,060	907,141

TOTAL LIABILITIES	3,591,529	3,440,080
COMMITMENTS AND CONTINGENCIES (Note 19)
AECOM STOCKHOLDERS' EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 2 and 3 shares as of September 30, 2013 and 2012, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2013 and 2012; issued and outstanding 96,016,358 and 107,041,003 shares as of September 30, 2013 and 2012, respectively	960	1,070
Additional paid-in capital	1,809,627	1,741,478
Accumulated other comprehensive loss	(261,299)	(179,173)
Retained earnings	472,155	606,089

TOTAL AECOM STOCKHOLDERS' EQUITY	2,021,443	2,169,464
Noncontrolling interests	52,651	55,024

TOTAL STOCKHOLDERS' EQUITY	2,074,094	2,224,488

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,665,623	$5,664,568

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Revenue	$8,153,495	$8,218,180	$8,037,374
Cost of revenue	7,703,507	7,796,321	7,570,672

Gross profit	449,988	421,859	466,702
Equity in earnings of joint ventures	24,319	48,650	44,819
General and administrative expenses	(97,318)	(80,903)	(90,298)
Goodwill impairment	—	(336,000)	—

Income from operations	376,989	53,606	421,223
Other income	3,522	10,603	5,008
Interest expense	(44,737)	(46,726)	(42,051)

Income before income tax expense	335,774	17,483	384,180
Income tax expense	92,578	74,416	100,090

Net income (loss)	243,196	(56,933)	284,090
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(3,953)	(1,634)	(8,290)

Net income (loss) attributable to AECOM	$239,243	$(58,567)	$275,800

Net income (loss) allocation:
Preferred stock dividend	$—	$—	$2
Net income (loss) attributable to common stockholders	239,243	(58,567)	275,798

Net income (loss) attributable to AECOM	$239,243	$(58,567)	$275,800

Net income (loss) attributable to AECOM per share:
Basic	$2.38	$(0.52)	$2.35
Diluted	$2.35	$(0.52)	$2.33
Weighted average shares outstanding:
Basic	100,618	111,875	117,396
Diluted	101,942	111,875	118,345

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Net income (loss)	$243,196	$(56,933)	$284,090
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) on derivatives	(260)	(5,043)	—
Reclassification adjustments for losses included in net income	1,828	1,327	—

Net unrealized gain (loss) on derivatives, net of tax	1,568	(3,716)	—
Foreign currency translation adjustments	(70,441)	53,895	(45,609)
Pension adjustments, net of tax	(14,582)	(41,778)	5,556

Other comprehensive income (loss), net of tax	(83,455)	8,401	(40,053)

Comprehensive income (loss), net of tax	159,741	(48,532)	244,037
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(2,624)	(1,634)	(8,290)

Comprehensive income (loss) attributable to AECOM, net of tax	$157,117	$(50,166)	$235,747

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2010	$231	$1,153	$1,585,044	$(147,521)	$651,105	$2,090,012	$48,457	$2,138,469
Net income					275,800	275,800	8,290	284,090
Other comprehensive loss				(40,053)		(40,053)		(40,053)
Issuance of stock		36	88,495			88,531		88,531
Repurchases of stock	(233)	(70)	(66,784)		(99,957)	(167,044)		(167,044)
Preferred stock dividend	2				(2)	—		—
Proceeds from exercise of options		5	6,275			6,280		6,280
Tax benefit from exercise of stock options			61,248			61,248		61,248
Stock based compensation		8	24,929			24,937		24,937
Other transactions with noncontrolling interests						—	(20)	(20)
Contributions from noncontrolling interests						—	1,700	1,700
Distributions to noncontrolling interests						—	(3,001)	(3,001)

BALANCE AT SEPTEMBER 30, 2011	$—	$1,132	$1,699,207	$(187,574)	$826,946	$2,339,711	$55,426	$2,395,137
Net loss					(58,567)	(58,567)	1,634	(56,933)
Other comprehensive income				8,401		8,401		8,401
Issuance of stock		9	18,622			18,631		18,631
Repurchases of stock		(83)	(7,081)		(162,290)	(169,454)		(169,454)
Proceeds from exercise of options		4	4,537			4,541		4,541
Tax benefit from exercise of stock options			(350)			(350)		(350)
Stock based compensation		8	26,543			26,551		26,551
Other transactions with noncontrolling interests						—	(753)	(753)
Distributions to noncontrolling interests						—	(1,283)	(1,283)

BALANCE AT SEPTEMBER 30, 2012	$—	$1,070	$1,741,478	$(179,173)	$606,089	$2,169,464	$55,024	$2,224,488
Net income					239,243	239,243	3,953	243,196
Other comprehensive loss				(82,126)		(82,126)	(1,329)	(83,455)
Issuance of stock		11	28,340			28,351		28,351
Repurchases of stock		(147)	(8,380)		(373,177)	(381,704)		(381,704)
Proceeds from exercise of options		8	14,357			14,365		14,365
Tax benefit from exercise of stock options			1,239			1,239		1,239
Stock based compensation		18	32,593			32,611		32,611
Other transactions with noncontrolling interests						—	13,488	13,488
Contributions from noncontrolling interests						—	1,421	1,421
Distributions to noncontrolling interests						—	(19,906)	(19,906)

BALANCE AT SEPTEMBER 30, 2013	$—	$960	$1,809,627	$(261,299)	$472,155	$2,021,443	$52,651	$2,074,094

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$243,196	$(56,933)	$284,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,406	102,974	110,306
Equity in earnings of unconsolidated joint ventures	(24,319)	(48,650)	(44,819)
Distribution of earnings from unconsolidated joint ventures	31,159	26,401	36,628
Non-cash stock compensation	32,611	26,551	24,937
Excess tax benefit from share-based payment	(1,754)	(1,254)	(61,248)
Foreign currency translation	(16,061)	9,735	(7,251)
Deferred income tax (benefit) expense	(7,210)	(20,303)	29,200
Goodwill impairment	—	336,000	—
Other	1,821	(5,286)	3,052
Changes in operating assets and liabilities, net of effects of acquisitions:
Settlement of deferred compensation plan liability	—	—	(89,688)
Accounts receivable	92,152	(21,544)	(89,052)
Prepaid expenses and other assets	(21,836)	11,363	39,599
Accounts payable	(47,019)	80,999	76,144
Accrued expenses and other current liabilities	71,125	14,682	(67,975)
Billings in excess of costs on uncompleted contracts	(12,945)	(5,376)	(58,551)
Other long-term liabilities	(19,027)	(28,180)	(40,456)
Income taxes payable	(7,701)	12,173	(12,904)

Net cash provided by operating activities	408,598	433,352	132,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(42,005)	(12,571)	(365,540)
Proceeds from disposal of businesses and property	2,724	2,647	2,434
Net investment in unconsolidated joint ventures	2,781	(2,846)	(23,398)
Purchases of investments	(50,873)	(87)	(22,683)
Proceeds from sale of investments in rabbi trust	—	1,958	65,261
Payments for capital expenditures	(52,117)	(62,874)	(77,991)

Net cash used in investing activities	(139,490)	(73,773)	(421,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,278,465	1,454,861	2,863,906
Repayments of borrowings under credit agreements	(2,156,399)	(1,550,996)	(2,640,649)
Proceeds from loans on deferred compensation plan investments	—	—	59,324
Repayment of loans on deferred compensation plan investments	—	—	(59,324)
Proceeds from issuance of common stock	14,029	13,760	15,020
Proceeds from exercise of stock options	14,365	4,541	6,280
Payments to repurchase common stock under the Repurchase Program	(379,718)	(152,666)	(100,000)
Payments for other repurchases of common stock	(8,383)	(7,085)	(67,044)
Excess tax benefit from share-based payment	1,754	1,254	61,248
Net (distributions to) contributions from noncontrolling interests	(18,486)	(1,283)	(1,301)

Net cash (used in) provided by financing activities	(254,373)	(237,614)	137,460

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,834)	14,871	(3,472)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,901	136,836	(155,917)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	593,776	456,940	612,857

CASH AND CASH EQUIVALENTS AT END OF YEAR	$600,677	$593,776	$456,940

SUPPLEMENTAL CASH FLOW INFORMATION:
Equity issued for acquisitions (non-cash)	$14,322	$857	$68,453

Equity issued to settle liabilities (non-cash)	$—	$4,016	$5,058

Interest paid	$37,342	$39,044	$36,624

Income taxes paid, net of refunds received	$115,508	$38,482	$37,991

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

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2013, 2012 and 2011 each contained 52 weeks and ended on September 27, September 28, and September 30, respectively.

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

        Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 7 regarding joint ventures and variable interest entities.

        Revenue Recognition—The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made at the balance sheet date. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known.

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2013, 2012 and 2011 were $3.2 billion, $3.0 billion and $2.9 billion, respectively.

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

  Fixed-Price Contracts.

        Fixed-Price.    Fixed-price contracting is the predominant contracting method outside of the United States. There are typically two types of fixed-price contracts. The first and more common type, lump-sum, involves performing all of the work under the contract for a specified lump-sum fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. The second type, fixed-unit price, involves performing an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units delivered. The Company recognizes revenue on fixed-price contracts using the percentage-of-completion

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

method described above. Prior to completion, recognized profit margins on any fixed-price contract depend on the accuracy of the Company's estimates and will increase to the extent that its actual costs are below the estimated amounts. Conversely, if the Company's costs exceed these estimates, its profit margins will decrease and the Company may realize a loss on a project. The Company recognizes anticipated losses on contracts in the period in which they become evident.

  Service-Related Contracts.

        Service-Related.    Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

        Contract Claims—Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2013 and 2012, the Company had no significant net receivables related to contract claims.

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

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. See also Notes 9 and 11.

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

        The Company tests goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year, and between annual tests if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. The Company's impairment tests are performed at the operating segment level as they represent the Company's reporting units.

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

2. New Accounting Pronouncements and Changes in Accounting

        In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. The standard requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements. This guidance was effective for the Company in its fiscal year beginning October 1, 2012 and it did not have a material impact on the Company's financial condition or results of operations.

        In September 2011, the FASB issued guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for the Company in its fiscal year beginning October 1, 2012. This guidance did not have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to present information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

net income or other comprehensive income in financial statements. This guidance is effective for the Company's fiscal year beginning October 1, 2013 and it is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This new guidance is effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. This guidance is effective for the Company's fiscal year beginning October 1, 2014 and it is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued new accounting guidance that requires the presentation of unrecognized tax benefits as a reduction of the deferred tax assets, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This guidance is effective for the Company's fiscal year beginning October 1, 2014 and it is not expected to have a material impact on the Company's consolidated financial statements.

3. Stock Repurchase Program

        In August 2011, the Company's Board of Directors authorized a stock repurchase program (the Repurchase Program), pursuant to which the Company could purchase its common stock. The dollar value capacity of the Repurchase Program was as follows:

Authorization Date	Increase in the Dollar Value Capacity	Maximum Dollar Value Capacity at the Authorization Date
	(amounts in millions)
August 2011	$200.0	$200.0
August 2012	$300.0	$500.0
January 2013	$500.0	$1,000.0

        Share repurchases under the Repurchase Program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. Under the Repurchase Program, which includes purchases made through an accelerated share repurchase (ASR) agreement, Rule 10b5-1 repurchase plans and the open market, the Company has purchased a total of 26.6 million shares at an average price of $23.88 per share, for a total cost of $635.3 million. As of September 30, 2013, $364.7 million was available for the repurchase of the Company's common stock pursuant to the Repurchase Program. Repurchased shares are returned to treasury status, but remain authorized for registration and issuance in the future.

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

        From the inception of the Repurchase Program through September 30, 2013, the Company had repurchased through open market purchases and purchases made under Rule 10b5-1 plans, a total of 21.8 million shares at an average price of $24.52 per share, for a total cost of $535.3 million, which included 0.1 million shares repurchased in transactions that were settled in the first quarter of fiscal 2014.

4. Business Acquisitions, Goodwill, and Intangible Assets

        The Company completed three, one, and six business acquisitions during the years ended September 30, 2013, 2012 and 2011, respectively. Business acquisitions completed during the years ended September 30, 2013, 2012 and 2011 did not meet the quantitative thresholds to require pro forma disclosures of operating results, either individually or in the aggregate, based on the Company's consolidated assets, investments and net income.

        Business acquisitions during the year ended September 30, 2013 included South Africa-based BKS Group and Asia-based KPK Quantity Surveyors.

        During the year ended September 30, 2012, the Company acquired an environmental engineering firm in Asia.

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

        The aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2013, 2012 and 2011 were $82.0 million, $15.4 million and $453.3 million, respectively. The

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(in millions)
Cash acquired	$20.1	$1.9	$19.3
Other current assets	41.5	7.8	149.2
Goodwill	72.6	10.5	405.2
Intangible assets	9.4	1.5	44.3
Other non-current assets	8.6	3.3	51.5
Current liabilities	(54.9)	(8.8)	(140.5)
Non-current liabilities	(15.3)	(0.8)	(75.7)

Net assets acquired	$82.0	$15.4	$453.3

        Acquired intangible assets above includes the following:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(in millions)
Backlog	$4.2	$0.7	$10.7
Customer relationships	5.2	0.8	30.2
Trademark / tradename	—	—	3.4

Total intangible assets	$9.4	$1.5	$44.3

        Consideration for acquisitions above includes the following:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(in millions)
Cash paid	$62.1	$14.5	$384.8
Promissory notes	5.6	—	—
Equity issued	14.3	0.9	68.5

Total consideration	$82.0	$15.4	$453.3

        All of the above acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration of each acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. Although the final purchase price allocation has not been completed for acquisitions made during the year ended September 30, 2013, the Company does not expect material changes to the preliminary purchase price allocation. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The results of operations of each company acquired have been included in the Company's financial statements from the date of acquisition.

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

        During the fourth quarter of its fiscal year, the Company conducts its annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment.

        As a result of the first step of the fiscal 2012 impairment analysis, the Company identified adverse market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MSS reporting units, which led the Company to determine that goodwill was impaired. Adverse market conditions included prolonged and sustained deterioration of European macroeconomic conditions in EMEA and decreased U.S. government military activities and unsuccessful contract pursuits in MSS. The reporting units' goodwill impairments largely relate to the following acquired businesses:

  •
  MSS—McNeil Technologies, Inc.

  •
  EMEA—Davis Langdon Europe and Middle East

        Significant changes to the assumptions used in the September 30, 2012 as compared to the September 30, 2011 analysis were financial forecasts and market multiples. While both the MSS and the EMEA reporting units have historically generated positive cash flows, and are expected to continue to generate positive cash flows, the fair value of future cash flows of the Company's EMEA and MSS reporting units decreased. Additionally, the market multiples for the two reporting units decreased. The market multiples used were as follows:

	September 30,
	2012	2011
Market multiple of revenue:
EMEA	0.35	0.5
MSS	0.35	0.5

        The second step of the analysis was performed to measure the impairment as the excess of the goodwill carrying value over its implied fair value. This analysis resulted in an impairment of $336.0 million, or $317.2 million, net of tax. The goodwill carrying values of the EMEA and MSS reporting units before and after the goodwill impairment expense were as follows:

	September 30, 2012
	EMEA	MSS
Carrying value before impairment	$345.5	$347.8
Goodwill impairment	(155.0)	(181.0)

Carrying value after impairment	$190.5	$166.8

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2013 and 2012 were as follows:

	Fiscal Year 2013
	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	Goodwill Impairment	September 30, 2013
	(in millions)
Professional Technical Services	$1,608.6	$—	$(36.2)	$72.6	$—	$1,645.0
Management Support Services	166.8	—	—	—	—	166.8

Total	$1,775.4	$—	$(36.2)	$72.6	$—	$1,811.8

	Fiscal Year 2012
	September 30, 2011	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	Goodwill Impairment	September 30, 2012
	(in millions)
Professional Technical Services	$1,733.9	$(1.2)	$20.4	$10.5	$(155.0)	$1,608.6
Management Support Services	352.4	(4.6)	—	—	(181.0)	166.8

Total	$2,086.3	$(5.8)	$20.4	$10.5	$(336.0)	$1,775.4

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2013 and 2012, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2013			September 30, 2012
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog	$94.9	$(89.4)	$5.5	$91.1	$(83.8)	$7.3	1 - 5
Customer relationships	147.1	(69.5)	77.6	143.6	(54.1)	89.5	10
Trademark / tradename	7.8	(7.8)	—	7.8	(7.6)	0.2	2

Total	$249.8	$(166.7)	$83.1	$242.5	$(145.5)	$97.0

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Amortization expense of acquired intangible assets included within cost of revenue was $21.2 million and $22.5 million for the years ended September 30, 2013 and 2012, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2014	$18.7
2015	15.8
2016	13.1
2017	11.9
2018	8.5
Thereafter	15.1

Total	$83.1

        In addition to the above, amortization of acquired intangible assets included within equity in earnings of joint ventures was $0.2 million and $1.0 million for the fiscal years ended September 30, 2013 and 2012, respectively.

        In connection with the goodwill impairment recognized in the year ended September 30, 2012 discussed above, the Company performed testing of acquired intangible assets and concluded that no impairment existed.

5. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Billed	$1,177.6	$1,207.0
Unbilled	1,076.8	1,145.1
Contract retentions	174.3	156.6

Total accounts receivable—gross	2,428.7	2,508.7
Allowance for doubtful accounts	(86.4)	(112.8)

Total accounts receivable—net	$2,342.3	$2,395.9

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2013 and 2012 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

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

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2013 and 2012.

        The Company sold trade receivables to financial institutions, of which $100.2 million and $31.2 million were outstanding as of September 30, 2013 and 2012, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company's ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

6. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	Useful Lives (years)
	(in millions)
Building and land	$4.4	$43.7	27
Leasehold improvements	289.9	287.7	2 - 12
Computer systems and equipment	257.0	229.8	3 - 7
Furniture and fixtures	106.4	109.2	5 - 10
Automobiles	5.4	5.9	3 - 10

Total	663.1	676.3
Accumulated depreciation and amortization	(392.4)	(350.4)

Property and equipment, net	$270.7	$325.9

        Depreciation expense for the fiscal years ended September 30, 2013, 2012 and 2011 were $70.7 million, $77.1 million and $73.2 million, respectively. Included in depreciation expense is amortization of capitalized software costs in the years ended September 30, 2013, 2012 and 2011 of $6.4 million, $6.2 million and $6.7 million, respectively. Unamortized capitalized software costs at September 30, 2013, 2012 and 2011 were $29.6 million, $24.1 million and $20.9 million, respectively.

        Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining life of the lease or its estimated useful life.

7. Joint Ventures and Variable Interest Entities

        The Company's joint ventures provide architecture, engineering, program management, construction management and operations and maintenance services. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Joint Ventures and Variable Interest Entities (Continued)

partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

        The Company follows guidance issued by the FASB on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party the power to direct the activities that most significantly impact the joint ventures' economic performance, including powers granted to the joint venture's program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Joint Ventures and Variable Interest Entities (Continued)

        Summary of unaudited financial information of the consolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Current assets	$185.7	$243.2
Non-current assets	—	—

Total assets	$185.7	$243.2

Current liabilities	$38.9	$43.1
Non-current liabilities	—	—

Total liabilities	38.9	43.1
Total AECOM equity	106.8	145.1
Noncontrolling interests	40.0	55.0

Total owners' equity	146.8	200.1

Total liabilities and owners' equity	$185.7	$243.2

        Total revenue of the consolidated joint ventures was $490.9 million, $468.6 million and $557.8 million for the years ended September 30, 2013, 2012 and 2011, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

        Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Current assets	$523.1	$598.8
Non-current assets	47.7	15.2

Total assets	$570.8	$614.0

Current liabilities	$382.2	$411.2
Non-current liabilities	17.3	2.7

Total liabilities	399.5	413.9
Joint ventures' equity	171.3	200.1

Total liabilities and joint ventures' equity	$570.8	$614.0

AECOM's investment in joint ventures	$80.0	$91.0

        Total revenue of the unconsolidated joint ventures was $2.1 billion, $2.0 billion and $2.0 billion for the years ended September 30, 2013, 2012 and 2011, respectively. Total operating income of the

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Joint Ventures and Variable Interest Entities (Continued)

unconsolidated joint ventures were $70.1 million, $127.5 million, and $121.4 million for the years ended September 30, 2013, 2012 and 2011, respectively.

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(in millions)
AECOM's equity in earnings of unconsolidated joint ventures:
Pass through joint ventures	$6.4	$5.2	$3.8
Other joint ventures	17.9	43.4	41.0

Total	$24.3	$48.6	$44.8

8. Pension Plans

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

8. Pension Plans (Continued)

        The following tables provide reconciliations of the changes in the U.S. and international plans' benefit obligations, reconciliations of the changes in the fair value of assets for the years ended September 30, and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$192.9	$574.0	$171.0	$504.3	$169.9	$441.8
Service cost	—	0.9	—	1.1	—	4.0
Participant contributions	0.4	0.3	0.6	0.3	0.4	1.9
Interest cost	6.6	23.8	7.7	25.6	8.2	27.0
Benefits paid	(11.0)	(18.8)	(10.0)	(25.7)	(11.3)	(19.3)
Actuarial (gain) loss	(8.6)	49.0	23.6	50.3	5.7	(23.7)
Curtailment gain	—	—	—	—	—	(8.2)
Plan settlements	—	(5.7)	—	(2.4)	(1.9)	—
Net transfer in/(out)/acquisitions	—	—	—	—	—	89.5
Foreign currency translation (gain) loss	—	(1.4)	—	20.5	—	(8.7)

Benefit obligation at end of year	$180.3	$622.1	$192.9	$574.0	$171.0	$504.3

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$112.3	$462.4	$91.5	$417.3	$84.6	$362.8
Actual return on plan assets	11.3	37.4	17.0	39.0	0.6	10.0
Employer contributions	6.8	16.2	13.2	17.2	19.1	18.6
Participant contributions	0.4	0.3	0.6	0.3	0.4	1.9
Benefits paid	(11.0)	(18.8)	(10.0)	(25.7)	(11.3)	(19.3)
Plan settlements	—	(5.7)	—	(2.4)	(1.9)	—
Net transfer in/(out)/acquisitions	—	—	—	—	—	50.5
Foreign currency translation (loss) gain	—	(1.9)	—	16.7	—	(7.2)

Fair value of plan assets at end of year	$119.8	$489.9	$112.3	$462.4	$91.5	$417.3

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(60.5)	$(132.2)	$(80.6)	$(111.6)	$(79.5)	$(87.0)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(60.5)	$(132.2)	$(80.6)	$(111.6)	$(79.5)	$(87.0)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2013, 2012 and 2011:

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$0.6	$—	$—	$—	$0.5
Accrued expenses and other current liabilities	(1.4)	—	(1.7)	—	(1.4)	—
Other long-term liabilities	(59.1)	(132.8)	(78.9)	(111.6)	(78.1)	(87.5)

Net amount recognized in the balance sheet	$(60.5)	$(132.2)	$(80.6)	$(111.6)	$(79.5)	$(87.0)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2013, 2012 and 2011:

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service credit	$—	$6.0	$—	$6.2	$—	$6.2
Net (loss)	(99.4)	(170.7)	(115.1)	(143.2)	(103.2)	(104.3)

Total recognized in accumulated other comprehensive income (loss)	$(99.4)	$(164.7)	$(115.1)	$(137.0)	$(103.2)	$(98.1)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

        The following table details the components of net periodic benefit cost for the plans in fiscal 2013, 2012 and 2011:

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$1.0	$—	$1.1	$—	$4.0
Interest cost on projected benefit obligation	6.6	23.8	7.7	25.6	8.2	27.0
Expected return on plan assets	(8.5)	(22.7)	(8.4)	(25.3)	(8.1)	(27.8)
Amortization of prior service costs	—	(0.2)	—	(0.2)	—	(0.2)
Amortization of net loss	4.3	4.0	3.1	2.3	2.6	2.7
Curtailment gain recognized	—	—	—	—	—	(4.2)
Settlement loss recognized	—	2.6	—	0.5	0.6	—

Net periodic cost	$2.4	$8.5	$2.4	$4.0	$3.3	$1.5

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $2.6 million, $9.0 million, and $2.1 million in the years ended September 30, 2013, 2012, and 2011, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2013 that are expected to be recognized as components of net periodic benefit cost during fiscal 2014 are (in millions):

	U.S.	Int'l
Amortization of prior service credit	$—	$0.2
Amortization of net actuarial losses	(4.0)	(4.8)

Total	$(4.0)	$(4.6)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$180.3	$601.7	$192.9	$574.0	$171.0	$496.1
Accumulated benefit obligation	180.3	599.8	192.9	570.6	171.0	493.7
Fair value of plan assets	119.8	469.0	112.3	462.4	91.5	408.7

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $16.0 million to the international plans in fiscal 2014. The Company does not have a required minimum contribution for the U.S. plans; however, the Company may make discretionary contributions. The Company currently intends to contribute $4.9 million to U.S. plans in fiscal 2014.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2014	$11.2	$21.6
2015	13.3	23.2
2016	11.3	23.9
2017	12.7	26.1
2018	11.9	27.8
2019 - 2023	60.7	151.3

Total	$121.1	$273.9

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.40%	4.44%	3.50%	4.39%	4.65%	5.12%
Salary increase rate	N/A	2.58%	N/A	2.36%	N/A	2.65%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	3.50%	4.39%	4.65%	5.12%	4.95%	5.05%
Salary increase rate	N/A	2.36%	N/A	2.65%	N/A	3.27%
Expected long-term rate of return on plan assets	7.50%	5.11%	7.50%	5.65%	7.50%	6.05%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2013 and pension plan asset allocation, both U.S. and international, as of September 30, 2013 and 2012:

			Percentage of Plan Assets as of September 30,
	Target Allocations
			2013		2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category
Equities	50%	3%	49%	28%	51%	29%
Debt	32	45	34	37	33	42
Cash	3	—	1	4	2	3
Property and other	15	52	16	31	14	26

Total	100%	100%	100%	100%	100%	100%

        The Company's policy is to minimize the risk of large losses through diversification in a portfolio of stocks, bonds, and cash equivalents, as appropriate, which may reflect varying rates of return. The percentage of assets allocated to cash is to assure liquidity to meet benefit disbursements and general operating expenses.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.5% and 5.1% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2013 for U.S. and non-U.S. plans, respectively.

        As of September 30, 2013, the fair values of the Company's post-retirement benefit plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2013
	Total Carrying Value as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$11.0	$11.0	$—	$—
Investment funds
Diversified funds	108.6	—	108.6	—
Equity funds	192.4	—	192.4	—
Fixed income funds	220.6	—	220.6	—
Hedge funds	25.0	—	12.4	12.6
Assets held by insurance company	46.1	—	46.1	—
Real estate	6.0	—	6.0	—

Total	$609.7	$11.0	$586.1	$12.6

        As of September 30, 2012, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2012
	Total Carrying Value as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$4.6	$4.6	$—	$—
Investment funds
Diversified funds	77.9	—	77.9	—
Equity funds	181.9	—	181.9	—
Fixed income funds	226.8	—	226.8	—
Hedge funds	40.5	—	29.9	10.6
Assets held by insurance company	37.5	—	37.5	—
Real estate	5.5	—	5.5	—

Total	$574.7	$4.6	$559.5	$10.6

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

        Changes for the year ended September 30, 2013, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2012 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2013 Ending balance
	(in millions)
Investment funds
Hedge funds	$10.6	$2.0	$—	$—	$—	$—	$12.6

Total	$10.6	$2.0	$—	$—	$—	$—	$12.6

        Changes for the year ended September 30, 2012, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2011 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2012 Ending balance
	(in millions)
Investment funds
Hedge funds	$10.0	$0.9	$—	$(0.3)	$—	$—	$10.6

Total	$10.0	$0.9	$—	$(0.3)	$—	$—	$10.6

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

        Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2013, there were no material changes to the valuation techniques.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt

        Debt consisted of the following:

	September 30, 2013	September 30, 2012
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	260.2	256.8
Unsecured revolving credit facility	114.7	24.0
Notes secured by real properties	—	24.2
Other debt	48.4	14.7

Total debt	1,173.3	1,069.7
Less: Current portion of debt and short-term borrowings	(84.3)	(162.6)

Long-term debt, less current portion	$1,089.0	$907.1

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2013:

Fiscal Year
2014	$84.3
2015	38.2
2016	152.9
2017	37.7
2018	600.0
Thereafter	260.2

Total	$1,173.3

  Unsecured Term Credit Agreement

        In June 2013, the Company entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. The Company used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. For the years ended September 30, 2013 and 2012, the average interest rate of the Company's term loan facility was 1.98% and 2.19%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. The Company may, at its option, prepay the loans at any time, without penalty.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

  Unsecured Senior Notes

        In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $85.2 million and $81.8 million at September 30, 2013 and 2012, respectively. The fair value of our unsecured senior notes was approximately $269.4 million and $277.8 million at September 30, 2013 and 2012, respectively. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company's obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

  Unsecured Revolving Credit Facility

        In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which provides for a borrowing capacity of $1.05 billion. In June 2013, the Company entered into a Fourth Amendment to the Revolving Credit Agreement to, among other things, conform certain provisions to the applicable provisions in the Term Credit Agreement. The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the Company's option without prepayment or penalty, subject to certain conditions. The Company may request an increase in capacity of up to a total of $1.15 billion, subject to certain conditions. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. At September 30, 2013 and 2012, $114.7 million and $24.0 million, respectively, were outstanding under the revolving credit facility. At September 30, 2013 and 2012, outstanding standby letters of credit totaled $35.5 million and $35.1 million, respectively, under the revolving credit facility. As of September 30, 2013, the Company had $899.8 million available under its Revolving Credit Agreement.

  Covenants and Restrictions

        Under the Company's debt agreements relating to our unsecured revolving credit facility and unsecured term credit agreements, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). For the Company's debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of September 30, 2013, the consolidated leverage ratio was 2.54, which did not exceed the Company's most restrictive maximum consolidated leverage ratio of 3.0.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

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

        Additionally, the Company's unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company's net worth for this financial covenant is defined as total AECOM stockholders' equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.6 billion.

        Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At September 30, 2013 and 2012, the Company was in compliance with all such covenants.

        The Company's average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the years ended September 30, 2013, 2012 and 2011 was 3.0%, 3.1% and 3.3%, respectively.

  Notes Secured by Real Properties

        Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable accrued interest at 6.04% per annum and were to mature in December 2028. These notes were settled in connection with the sale of the real properties during the third quarter of fiscal 2013.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At September 30, 2013 and 2012, these outstanding standby letters of credit totaled $236.4 million and $209.8 million, respectively. The Company had $0.5 million and $4.8 million of obligations outstanding under these unsecured credit facilities as of September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, the Company had $331.8 million and $255.5 million, respectively, available under these unsecured credit facilities.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments

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

        The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in the accompanying consolidated statements of operations as cost of revenue, interest expense or to accumulated other comprehensive loss in the accompanying consolidated balance sheets.

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

        At September 30, 2013, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $3.7 million, of which $2.6 million is expected to be reclassified from accumulated other comprehensive loss to interest expense, net within the next 12 months. At September 30, 2013, the effective portion of the Company's foreign currency options designated as cash flow hedges before tax effect was $0.1 million.

        As of September 30, 2013 and 2012, the notional principal, fixed rates and related expiration dates of the Company's outstanding interest rate swap agreements are as follows:

Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

        The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reais (BRL) was BRL 2.1 million (or approximately $0.9 million) at September 30, 2013. These foreign exchange contracts have maturities of 24 months or less. The notional principal of foreign currency options to purchase GBP with BRL was BRL 16.4 million (or approximately $8.1 million) at September 30, 2012.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments (Continued)

  Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of sales for those instruments related to the provision of our services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $171.8 million at September 30, 2013. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $174.2 million at September 30, 2013. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 4.0 million (or approximately $1.8 million) at September 30, 2013. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 8.2 million (or approximately $3.6 million) at September 30, 2013.

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

  Other Derivatives

        Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of a subsidiary. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item costs in cost of sales. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of sales. The notional principal of option contracts to sell U.S. dollars for foreign currencies was $17.3 million at September 30, 2012 and no such option contracts were outstanding at September 30, 2013.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments (Continued)

        The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of September 30,
	Balance Sheet Location	2013	2012
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$0.1	$0.1
Derivatives not designated as hedging instruments:
Option contracts	Prepaid expenses and other current assets	—	0.1
Foreign currency forward contracts	Prepaid expenses and other current assets	1.6	0.4

Total		$1.7	$0.6

Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$2.6	$2.9
Interest rate swap agreements	Other long-term liabilities	1.1	3.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	1.5	0.6

Total		$5.2	$6.7

        The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Year Ended September 30,
	2013	2012	2011
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$(0.5)	$(8.4)	$—

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended September 30,
	Location	2013	2012	2011
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(3.1)	$(2.2)	$—

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments (Continued)

		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Year Ended September 30,
	Location	2013	2012	2011
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$(0.1)	$(0.1)	$—

(1)
Losses related to the ineffective portion of the hedges were not material in all periods presented.

        The gain recognized in accumulated other comprehensive loss from the Company's foreign currency options was immaterial for all years presented. The gain reclassified from accumulated other comprehensive loss into income from the foreign currency options was immaterial for all years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company's interest rate swap agreements.

        The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Year Ended September 30,
	Location	2013	2012	2011
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$(4.7)	$4.2	$—
Foreign currency forward contracts	Cost of revenue	—	0.1	—
Option contracts	Cost of revenue	(0.3)	(0.1)	—

		$(5.0)	$4.2	$—

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

11. Fair Value Measurements (Continued)

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

  Fair Value Hierarchy

        The three levels of inputs may be used to measure fair value, as discussed in Note 1. There were no significant transfers between any of the levels of the fair value hierarchy during the years ended September 30, 2013 and 2012. The Company classifies its derivative financial instruments within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

        The following table summarizes the Company's non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	September 30, 2013	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.6	1.6

Total assets	$1.7	$1.7

Interest rate swap agreements	$3.7	$3.7
Foreign currency forward contracts	1.5	1.5

Total liabilities	$5.2	$5.2

	September 30, 2012	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Option contracts	0.1	0.1
Foreign currency forward contracts	0.4	0.4

Total assets	$0.6	$0.6

Interest rate swap agreements	$6.1	$6.1
Foreign currency forward contracts	0.6	0.6

Total liabilities	$6.7	$6.7

        For additional information about the Company's derivative financial instruments refer to Note 10 herein.

12. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Concentration of Credit Risk (Continued)

primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 20 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

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

Year Ending September 30,
2014	$186.6
2015	156.7
2016	135.2
2017	111.5
2018	94.9
Thereafter	291.9

Total	$976.8

        Included in the above table are commitments totaling $14.2 million related to the sale-leaseback of the Company's Orange, California facility initially entered into during the year ended September 30, 2006. The sales price of this facility was $20.1 million of which $16.3 million in gain on sale-leaseback was deferred and is being amortized over the 12-year term of the lease.

        The Company also has similar non-cancelable leasing agreements that are accounted for as capital lease obligations due to the terms of the underlying leases. At September 30, 2013 and 2012, the Company had total lease obligations under capital leases of $3.1 million and $5.9 million, respectively. Rent expense for all leases for the years ended September 30, 2013, 2012 and 2011 was approximately $225.4 million, $237.4 million and $254.5 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Financial Information

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Accrued salaries and benefits	$410.6	$415.2
Accrued contract costs	404.2	333.4
Other accrued expenses	100.5	73.1

	$915.3	$821.7

        Accrued contract costs above include balances related to professional liability accruals of $121.3 million and $117.8 million as of September 30, 2013 and 2012, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

        Other long-term liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Pension liabilities (Note 8)	$192.7	$192.2
Reserve for uncertain tax positions (Note 17)	60.2	56.3
Other	196.0	206.0

	$448.9	$454.5

        The components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Loss on cash flow hedge valuations	$(2.1)	$(3.7)
Foreign currency translation adjustment	(66.4)	2.7
Defined benefit minimum pension liability adjustment, net of tax	(192.8)	(178.2)

	$(261.3)	$(179.2)

15. Stockholders' Equity

        Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 16.

        Class E Preferred Stock—The Class E Preferred Stock is limited to an aggregate of 20 shares, has no par value, and has a liquidation preference of $1.00 per share. Holders of these shares are entitled to 100,000 votes per share on all matters voted on by holders of Class E Preferred Stock. The Company, with notice,

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity (Continued)

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

        Stock compensation expense relating to employer contributions under defined contribution plans for fiscal years ended September 30, 2013, 2012 and 2011 was $14.6 million, $15.9 million and $17.2 million, respectively. Issuances and repurchases of AECOM common stock related to employee participants' contributions to and withdrawals from these defined contribution plans are included as issuances and repurchases of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—Under the 2006 Stock Incentive Plan, the Company has up to 17.6 million securities remaining available for future issuance under stock options or restricted stock awards as of September 30, 2013. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant. During the years ended September 30, 2013, 2012 and 2011, compensation expense recognized relating to employee stock options as a result of the fair value method was $0.3 million, $2.4 million and $4.6 million, respectively. Unrecognized compensation expense relating to employee stock options outstanding as of September 30, 2013 was $0.2 million to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        The Company did not grant any employee stock options during the twelve months ended September 30, 2013 and 2012. The fair value of the Company's stock options granted to employees were determined using the following weighted average assumptions:

Fiscal Year Ended September 30, 2011
Dividend yield	0.0%
Expected volatility	38.6%
Risk-free interest rate	1.5%
Term (in years)	4.5

        The weighted average grant-date fair value of stock options granted during the year ended September 30, 2011 was $9.43.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

        During the three years in the period ended September 30, 2013, option activity was as follows:

	Number of Options	Weighted Average Exercise Price
	(in millions)
Balance, September 30, 2010	3.1	$19.09
Granted	0.4	27.65
Exercised	(0.5)	12.28
Cancelled	(0.1)	23.91

Balance, September 30, 2011	2.9	21.38
Granted	—	—
Exercised	(0.4)	11.40
Cancelled	—	26.23

Balance, September 30, 2012	2.5	22.81
Granted	—	—
Exercised	(0.8)	18.31
Cancelled	(0.1)	26.83

Balance, September 30, 2013	1.6	$24.73

Exercisable as of September 30, 2011	2.1	$19.55

Exercisable as of September 30, 2012	2.1	$22.07

Exercisable as of September 30, 2013	1.4	$24.51

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2013:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of September 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in millions)			(in millions)	(in millions)
Range of Exercise Prices
$14.20 - $23.94	0.6	1.90	$22.20	$5.8	0.6	1.90	$22.20
24.45 - 26.47	0.4	2.96	24.56	2.4	0.4	2.96	24.56
27.00 - 34.00	0.6	2.99	27.84	1.9	0.4	2.68	27.91

14.20 - 34.00	1.6	2.53	24.73	$10.1	1.4	2.40	24.51

        The remaining contractual life of options outstanding at September 30, 2013, range from 0.10 to 4.51 years and have a weighted average remaining contractual life of 2.53 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2013, 2012 and 2011 was $7.9 million, $3.9 million and $7.8 million, respectively.

        The Company grants stock units to employees under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units, which are earned

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

based on service conditions. Total compensation expense related to these share based payments was $31.1 million, $24.1 million and $20.4 million during the years ended September 30, 2013, 2012 and 2011, respectively. Unrecognized compensation expense related to PEP units and restricted stock units outstanding as of September 30, 2013 was $52.4 million, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $1.8 million, $1.3 million and $61.2 million for the years ended September 30, 2013, 2012 and 2011, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

17. Income Taxes

        Income before income taxes included income (loss) from domestic operations of $111.8 million, ($89.2) million and $148.0 million for fiscal years ended September 30, 2013, 2012 and 2011 and income from foreign operations of $224.0 million, $106.7 million and $236.2 million for fiscal years ended September 30, 2013, 2012 and 2011.

        Income tax expense (benefit) on continuing operations is comprised of:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(in millions)
Current:
Federal	$30.3	$29.3	$0.5
State	9.9	2.1	12.1
Foreign	59.7	63.3	58.3

Total current income tax expense	99.9	94.7	70.9

Deferred:
Federal	5.8	(19.2)	38.5
State	(10.6)	0.6	(8.7)
Foreign	(2.5)	(1.7)	(0.6)

Total deferred income tax (benefit) expense	(7.3)	(20.3)	29.2

Total income tax expense	$92.6	$74.4	$100.1

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$117.5	35.0%	$6.1	35.0%	$134.5	35.0%
State income tax, net of federal benefit	2.5	0.7	1.1	6.3	6.9	1.8
U.S. income tax credits	(13.4)	(4.0)	(4.1)	(23.4)	(11.1)	(2.9)
Foreign tax rate differential	(9.9)	(2.9)	(25.4)	(145.1)	(19.5)	(5.0)
Foreign Research and Experimentation credits	(3.9)	(1.1)	(5.8)	(33.3)	(6.1)	(1.6)
Tax audits	—	—	2.1	12.0	—	—
Goodwill impairment	—	—	101.1	578.3	—	—
Change in uncertain tax positions	(7.3)	(2.2)	(4.1)	(23.4)	1.9	0.5
Valuation allowance	1.6	0.5	0.5	2.7	(3.1)	(0.8)
Other items, net	5.5	1.6	2.9	16.6	(3.4)	(0.9)

Total income tax expense	$92.6	27.6%	$74.4	425.7%	$100.1	26.1%

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$74.7	$77.6
Net operating loss carry forwards	58.1	57.0
Self insurance reserves	54.7	50.2
Research and Experimentation and other tax credits	38.3	42.4
Pension liability	58.5	58.7
Accrued liabilities	56.1	86.5
Investment in joint ventures/non-controlled subsidiaries	13.9	—
State taxes	0.9	—
Other	4.2	4.0

Total deferred tax assets	359.4	376.4

Deferred tax liabilities:
Unearned revenue	(139.3)	(167.8)
Depreciation and amortization	(20.1)	(18.8)
Acquired intangible assets	(15.8)	(21.4)
State taxes	—	(3.8)
Investments in joint ventures/non-controlled subsidiaries	—	(1.6)

Total deferred tax liabilities	(175.2)	(213.4)

Valuation allowance	(20.8)	(19.2)

Net deferred tax assets	$163.4	$143.8

        As of September 30, 2013, the Company has available unused state net operating loss (NOL) carry forwards of $255.6 million and foreign NOL carry forwards of $216.7 million which expire at various dates through 2032. In addition, as of September 30, 2013, the Company has available unused federal foreign tax credits of $16.8 million which expire at various dates through 2021, unused federal research and development credits of $1.8 million, which expire at various dates through 2033, unused state research and development credits of $15.7 million and California Enterprise Zone Tax Credits of $4.1 million which can be carried forward indefinitely.

        As of September 30, 2013 and 2012, gross deferred tax assets were $359.4 million and $376.4 million, respectively. The Company has recorded a valuation allowance of approximately $20.8 million and $19.2 million at September 30, 2013 and 2012, respectively, related to state and foreign net operating loss carry forwards and credits. The Company has performed an assessment of positive and negative evidence, including cumulative losses in recent years, regarding the realization of the net deferred tax asset in accordance with ASC 740-10, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining asset of $338.6 million will be realized and, as such, no additional valuation allowance has been provided.

        As of September 30, 2013 and 2012, the Company has remaining tax-deductible goodwill of $283.9 million and $306.6 million, respectively, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 15 years.

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are able to and intended to be reinvested indefinitely. The undistributed earnings are approximately $852.2 million. If undistributed pre-tax earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

        As of September 30, 2013 and 2012, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $60.2 million and $56.3 million, respectively. The gross unrecognized tax benefits as of September 30, 2013 and 2012 were $53.7 million and $55.8 million, respectively, excluding interest, penalties, and related tax benefit. Of the $53.7 million, approximately $33.5 million would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2013. The adoption of ASC 805, "Accounting for Business Combinations," at the beginning of the fiscal year ended September 30, 2010 changed the treatment of the reversal of unrecognized tax benefits related to acquired companies which prior to adoption of ASC 805 would have impacted goodwill, but after the adoption of ASC 805, results in the recognition of income tax benefit. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
	(in millions)
Balance at the beginning of the year	$55.8	$58.1
Gross increase in prior years' tax positions	7.2	3.7
Gross decrease in prior years' tax positions	(5.6)	(4.4)
Decrease due to settlement with tax authorities	(1.6)	(5.2)
Gross increase in current period's tax positions	3.8	4.9
Lapse of statute of limitations	(5.9)	(1.3)

Balance at the end of the year	$53.7	$55.8

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. At September 30, 2013, the accrued interest and penalties were $7.3 million and $2.7 million, respectively, excluding any related income tax benefits. As of September 30, 2012, the accrued interest and penalties were $9.6 million and $0.1 million, respectively, excluding any related income tax benefits.

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

        The Company is currently under examination by the U.S. Internal Revenue Service for the fiscal years ended September 30, 2010 and September 30, 2011. With a few exceptions, the Company is no longer subject to U.S. state or non-U.S. income tax examinations by tax on authorities for years before fiscal year 2008. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year ending September 30, 2014. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of the change at this time due to the early status of the tax examinations.

18. Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. The computation of diluted loss per share for the year ended September 30, 2012 excludes 0.7 million of potential common shares due to their antidilutive effect.

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(in millions)
Denominator for basic earnings per share	100.6	111.9	117.4
Potential common shares	1.3	—	0.9

Denominator for diluted earnings per share	101.9	111.9	118.3

        As discussed in Note 3, EPS includes the effect of repurchased shares. For the years ended September 30, 2013 and 2011, options excluded from the calculation of potential common shares were not significant.

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

        In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At September 30, 2013, the Company was contingently liable in the amount of approximately $271.9 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

  Global Linguists Solutions Joint Venture

        On October 5, 2011 and February 8, 2012, the DCAA issued DCAA Forms 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies Inc., which the Company acquired in August 2010, is an interest holder. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. government under a contract for the U.S. Army for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of the DCAA Forms 1, the U.S. government has withheld approximately $19 million from payments on current year billings pending final resolution.

        GLS is performing a review of the issues raised in the Forms 1 in order to respond fully to the questioned costs. Based on a preliminary review, GLS believes that it met the applicable contract requirements in all material respects.

        Additionally, on April 20, 2012, GLS received a subpoena from the Office of the Inspector General of the U.S. Department of Defense requesting documentation related to the same contract with the United States Army. GLS has responded to the government's request and is cooperating in the government's investigation. If the DCAA Forms 1 are not overruled and subsequent appeals are unsuccessful or there are unfavorable consequences from the Inspector General's investigation, these events could have a material adverse effect on the Company's results of operations.

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

        A class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012. Separately, KordaMentha, the receivers for the SPVs, filed a lawsuit in the Federal Court of Australia on May 14, 2012. WestLB, one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia on May 18, 2012. Centerbridge Credit Partners (and a number of related entities) and Midtown Acquisitions (and a number of related entities), both claiming to be assignees of certain other lending banks, previously filed their own proceedings in the Federal Court of Australia and then subsequently withdrew the lawsuits. All of the lawsuits claim damages that purportedly resulted from AECOM Australia's role in connection with the above described traffic forecast. None of the lawsuits specify the amount of damages sought and the damages sought by WestLB are duplicative of damages already included in the receivers' claim.

        AECOM Australia intends to vigorously defend the claims brought against it.

  Hawaii Project

        The U.S. Attorney's Office (USAO) informed the Company in May 2011 that the USAO and the U.S. Environmental Protection Agency are investigating potential criminal charges in connection with services a subsidiary of the Company provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. The Company has cooperated fully with the investigation and, as of this date, no actions have been filed. The Company believes that the investigation will show that there has been no criminal wrongdoing on its part or any of its subsidiaries and, if any actions are brought, the Company intends to vigorously defend against such actions.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Reportable Segments and Geographic Information (Continued)

        The following tables set forth unaudited summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate(1)	Total
	(in millions)
Fiscal Year Ended September 30, 2013:
Revenue	$7,242.9	$910.6	$—	$8,153.5
Revenue, net of other direct costs(2)	4,416.4	560.6	—	4,977.0
Gross profit	416.9	33.1	—	450.0
Equity in earnings of joint ventures	12.3	12.0	—	24.3
General and administrative expenses	—	—	(97.3)	(97.3)
Operating income (loss)	429.2	45.1	(97.3)	377.0
Segment assets	5,761.1	541.9	(637.4)	5,665.6
Gross profit as a % of revenue	5.8%	3.6%		5.5%
Gross profit as a % of revenue, net of other direct costs(2)	9.4%	5.9%		9.0%
Fiscal Year Ended September 30, 2012:
Revenue	$7,276.9	$941.3	$—	$8,218.2
Revenue, net of other direct costs(2)	4,607.3	576.6	—	5,183.9
Gross profit	423.8	(1.9)	—	421.9
Equity in earnings of joint ventures	16.8	31.8	—	48.6
General and administrative expenses	—	—	(80.9)	(80.9)
Goodwill impairment	(155.0)	(181.0)	—	(336.0)
Operating income (loss)	285.6	(151.1)	(80.9)	53.6
Segment assets	5,557.2	564.8	(457.4)	5,664.6
Gross profit as a % of revenue	5.8%	(0.2)%		5.1%
Gross profit as a % of revenue, net of other direct costs(2)	9.2%	(0.3)%		8.1%
Fiscal Year Ended September 30, 2011:
Revenue	$6,877.1	$1,160.3	$—	$8,037.4
Revenue, net of other direct costs(2)	4,612.2	568.6	—	5,180.8
Gross profit	417.7	49.0	—	466.7
Equity in earnings of joint ventures	15.3	29.5	—	44.8
General and administrative expenses	—	—	(90.3)	(90.3)
Operating income (loss)	433.0	78.5	(90.3)	421.2
Segment assets	5,296.7	740.4	(247.8)	5,789.3
Gross profit as a % of revenue	6.1%	4.2%		5.8%
Gross profit as a % of revenue, net of other direct costs(2)	9.1%	8.6%		9.0%

(1)
Corporate assets include intercompany eliminations.

(2)
Non-GAAP measure.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$4,829.6	$1,477.3	$4,756.0	$1,496.8	$4,806.4	$1,683.2
Asia Pacific	1,507.2	361.0	1,715.1	374.9	1,421.0	349.5
Canada	712.0	168.4	708.8	189.2	686.4	182.0
Europe	599.4	267.2	608.2	243.6	643.0	372.2
Other foreign countries	505.3	116.6	430.1	85.8	480.6	129.4

Total	$8,153.5	$2,390.5	$8,218.2	$2,390.3	$8,037.4	$2,716.3

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

21. Major Clients

        Other than the U.S. federal government, no single client accounted for 10% or more of the Company's revenue in any of the past five fiscal years. Approximately 18%, 18% and 22% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2013, 2012 and 2011, respectively. One of these contracts accounted for approximately 4%, 4% and 3% of the Company's revenue in the years ended September 30, 2013, 2012 and 2011, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$2,017.3	$1,989.6	$2,067.5	$2,079.1
Cost of revenue	1,939.2	1,889.7	1,935.7	1,938.9

Gross profit	78.1	99.9	131.8	140.2
Equity in earnings of joint ventures	5.9	7.9	4.1	6.4
General and administrative expenses	(22.1)	(27.3)	(24.0)	(23.9)

Income from operations	61.9	80.5	111.9	122.7
Other income	0.7	0.1	1.2	1.5
Interest expense	(10.9)	(11.9)	(11.7)	(10.2)

Income before income tax expense	51.7	68.7	101.4	114.0
Income tax expense	12.7	14.0	30.1	35.8

Net income	39.0	54.7	71.3	78.2
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(0.9)	(0.9)	(0.5)	(1.7)

Net income attributable to AECOM	$38.1	$53.8	$70.8	$76.5

Net income attributable to AECOM per share:
Basic	$0.36	$0.54	$0.71	$0.78
Diluted	$0.36	$0.53	$0.70	$0.77
Weighted average common shares outstanding:
Basic	104.8	100.4	99.3	98.0
Diluted	105.5	101.8	100.8	99.7

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$2,029.2	$2,010.9	$2,095.2	$2,082.9
Cost of revenue	1,938.9	1,934.7	1,984.0	1,938.7

Gross profit	90.3	76.2	111.2	144.2
Equity in earnings of joint ventures	9.0	16.9	12.3	10.4
General and administrative expenses	(22.6)	(19.9)	(20.7)	(17.7)
Goodwill impairment	—	—	—	(336.0)

Income (loss) from operations	76.7	73.2	102.8	(199.1)
Other income	2.3	4.8	1.5	2.0
Interest expense	(11.0)	(11.6)	(13.1)	(11.0)

Income (loss) from continuing operations before income tax expense	68.0	66.4	91.2	(208.1)
Income tax expense	19.6	16.7	21.4	16.7

Net income (loss)	48.4	49.7	69.8	(224.8)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(0.5)	(0.7)	(0.4)	(0.1)

Net income (loss) attributable to AECOM	$47.9	$49.0	$69.4	$(224.9)

Net income (loss) attributable to AECOM per share:
Basic	$0.42	$0.43	$0.63	$(2.05)
Diluted	$0.42	$0.43	$0.63	$(2.05)
Weighted average common shares outstanding:
Basic	114.0	113.4	110.2	110.0
Diluted	114.6	114.3	110.8	110.0

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2013	$112.8	$18.3	$(45.5)	$0.8	$86.4
Fiscal Year 2012	120.2	28.7	(37.7)	1.6	112.8
Fiscal Year 2011	98.8	48.4	(50.6)	23.6	120.2

(a)
Primarily relates to accounts written-off and recoveries

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2013. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2013 included in this Annual Report on Form 10-K, and has issued an audit report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2013 and 2012 and for each of the three years in the period ended September 30, 2013 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2013, 2012 and 2011.

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
10.1
Third Amended and Restated Credit Agreement, dated as of July 20, 2011, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 26, 2011)
10.2
Second Amended and Restated Credit Agreement, dated as of June 7, 2013, by and among AECOM Technology Corporation, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K with the SEC on June 13, 2013)

Exhibit Numbers	Description
10.3	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 7, 2013, by and among AECOM Technology Corporation, the subsidiaries party thereto, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K with the SEC on June 13, 2013)
10.4#
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
10.10#
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
10.13#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
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

Exhibit Numbers	Description
10.16#	Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.17#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form 1 filed with the SEC on January 29, 2007)
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
10.21#	2005 ENSR Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.22#	2005 UMA Group Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.23#	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.24	Cansult Maunsell Merger Investment Plan, dated September 11, 2006 (incorporated by reference to Exhibit 10.31 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.25	AECOM Technology Corporation Equity Investment Plan (incorporated by reference to Exhibit 10.32 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.26#	Global Stock Investment Plan—United Kingdom (incorporated by reference to Exhibit 10.33 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.27#	Hong Kong Stock Investment Plan—Grandfathered Directors (incorporated by reference to Exhibit 10.34 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.28#	AECOM Retirement & Savings Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.29#	Change in Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 11, 2009)
10.30#
Standard Terms and Conditions for Non-Qualified Stock Options under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)

Exhibit Numbers	Description
10.31#	Standard Terms and Conditions for Restricted Stock Units under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.32#
Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.33#
Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)
10.34
Note Purchase Agreement, dated June 28, 2010, by and among AECOM Technology Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 1, 2010)
10.35#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the SEC on May 24, 2010)
10.36#
Consulting Agreement, dated as of February 8, 2011, between Francis S. Y. Bong and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on February 14, 2011)
10.37#
Consulting Agreement, dated as of April 21, 2011, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 25, 2011)
10.38#
Consulting Agreement, dated as of May 4, 2012, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed with the SEC on May 5, 2012)
10.39#
Consulting Agreement Renewal Letter, dated as of May 7, 2013, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q with the SEC on May 8, 2013)
10.40#	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Annex B to the Company's definitive proxy statement on Schedule 14A filed with the SEC on January 21, 2011)
10.41#
Amended Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 4, 2012)
10.42#
Form of New and Amended Restricted Stock Unit Standard Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the SEC on December 21, 2012)
21.1	Subsidiaries of AECOM
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Numbers	Description
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

#
Management contract or compensatory plan or arrangement.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION
By:	/s/ JOHN M. DIONISIO John M. Dionisio Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	November 13, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN M. DIONISIO John M. Dionisio	Chairman and Chief Executive Officer (Principal Executive Officer)	November 13, 2013
/s/ STEPHEN M. KADENACY Stephen M. Kadenacy	Chief Financial Officer (Principal Financial Officer)	November 13, 2013
/s/ RONALD E. OSBORNE Ronald E. Osborne	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 13, 2013
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman Emeritus	November 13, 2013
/s/ FRANCIS S.Y. BONG Francis S.Y. Bong	Director	November 13, 2013
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 13, 2013
/s/ S. MALCOLM GILLIS S. Malcolm Gillis	Director	November 13, 2013

Signature	Title	Date

/s/ LINDA GRIEGO Linda Griego	Director	November 13, 2013
/s/ DAVID W. JOOS David W. Joos	Director	November 13, 2013
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	November 13, 2013
/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 13, 2013
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	November 13, 2013
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 13, 2013