Form 10-Q
period 2013-12-31
AECOM TECHNOLOGY CORP
filed 2014-02-05
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 24, 2014, 99,062,136 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$510,696	$450,328
Cash in consolidated joint ventures	171,047	150,349
Total cash and cash equivalents	681,743	600,677
Accounts receivable—net	2,410,041	2,342,262
Prepaid expenses and other current assets	126,907	168,714
Income taxes receivable	10,207	—
Deferred tax assets—net	19,949	19,949
TOTAL CURRENT ASSETS	3,248,847	3,131,602
PROPERTY AND EQUIPMENT—NET	275,897	270,672
DEFERRED TAX ASSETS—NET	111,084	143,478
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	53,469	80,045
GOODWILL	1,884,760	1,811,754
INTANGIBLE ASSETS—NET	98,353	83,149
OTHER NON-CURRENT ASSETS	165,011	144,923
TOTAL ASSETS	$5,837,421	$5,665,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$33,518	$29,578
Accounts payable	803,843	725,389
Accrued expenses and other current liabilities	904,463	915,282
Income taxes payable	—	6,127
Billings in excess of costs on uncompleted contracts	360,731	322,486
Current portion of long-term debt	57,115	54,687
TOTAL CURRENT LIABILITIES	2,159,670	2,053,549
OTHER LONG-TERM LIABILITIES	441,340	448,920
LONG-TERM DEBT	1,113,452	1,089,060
TOTAL LIABILITIES	3,714,462	3,591,529

COMMITMENTS AND CONTINGENCIES (Note 16)

AECOM STOCKHOLDERS’ EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 2 shares as of December 31 and September 30, 2013; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2013; issued and outstanding 95,781,448 and 96,016,358 shares as of December 31 and September 30, 2013, respectively	958	960
Additional paid-in capital	1,818,821	1,809,627
Accumulated other comprehensive loss	(287,237)	(261,299)
Retained earnings	503,724	472,155
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,036,266	2,021,443
Noncontrolling interests	86,693	52,651
TOTAL STOCKHOLDERS’ EQUITY	2,122,959	2,074,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,837,421	$5,665,623

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2013	December 31, 2012

Revenue	$1,953,875	$2,017,272

Cost of revenue	1,875,677	1,939,154
Gross profit	78,198	78,118

Equity in earnings of joint ventures	36,083	5,915
General and administrative expenses	(23,845)	(22,102)
Income from operations	90,436	61,931

Other income	17	671
Interest expense, net	(10,427)	(10,921)
Income before income tax expense	80,026	51,681

Income tax expense	23,485	12,703
Net income	56,541	38,978
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(145)	(869)
Net income attributable to AECOM	$56,396	$38,109

Net income attributable to AECOM per share:
Basic	$0.59	$0.36
Diluted	$0.58	$0.36

Weighted average shares outstanding:
Basic	96,302	104,759
Diluted	97,590	105,538

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31, 2013	December 31, 2012

Net income	$56,541	$38,978

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives:
Unrealized holding loss on derivatives	(176)	(11)
Reclassification adjustments for losses included in net income	492	438
Net unrealized gain on derivatives, net of tax	316	427
Foreign currency translation adjustments	(25,812)	(5,978)
Pension adjustments, net of tax	(962)	2,103
Other comprehensive loss, net of tax	(26,458)	(3,448)
Comprehensive income, net of tax	30,083	35,530
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	375	(869)
Comprehensive income attributable to AECOM, net of tax	$30,458	34,661

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,541	$38,978
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,198	23,902
Equity in earnings of unconsolidated joint ventures	(36,083)	(5,915)
Distribution of earnings from unconsolidated joint ventures	9,170	11,332
Non-cash stock compensation	10,941	6,834
Excess tax benefit from share-based payment	(448)	(685)
Foreign currency translation	(9,466)	(1,452)
Other	1,185	837
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,709	(48,392)
Prepaid expenses and other assets	19,733	(19,415)
Accounts payable	72,436	(73,427)
Accrued expenses and other current liabilities	(16,873)	75,084
Billings in excess of costs on uncompleted contracts	21,241	69,018
Other long-term liabilities	(8,226)	(9,610)
Income taxes payable	(6,671)	—
Net cash provided by operating activities	137,387	67,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(659)	(41,713)
Cash acquired from consolidation of joint venture	18,955	—
Net investment in unconsolidated joint ventures	(519)	—
(Purchases) sales of investments	(17,555)	2,470
Payments for capital expenditures	(20,771)	(12,925)
Net cash used in investing activities	(20,549)	(52,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	504,397	590,547
Repayments of borrowings under credit agreements	(488,463)	(428,877)
Proceeds from issuance of common stock	1,803	1,840
Proceeds from exercise of stock options	1,637	2,851
Payments to repurchase common stock under the Repurchase Program	(28,141)	(167,055)
Payments for other repurchases of common stock	(5,580)	(7,875)
Excess tax benefit from share-based payment	448	685
Net distributions to noncontrolling interests	(19,368)	(9,002)
Net cash used in financing activities	(33,267)	(16,886)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,505)	(515)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,066	(2,480)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	600,677	593,776
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$681,743	$591,296

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$14,322

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2013. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

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

2.              New Accounting Pronouncements and Changes in Accounting

In February 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to present information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance was effective for the Company’s fiscal year beginning October 1, 2013 and did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This new guidance is effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. This guidance is effective for the Company’s fiscal year beginning October 1, 2014 and it is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued new accounting guidance that requires the presentation of unrecognized tax benefits as a reduction of the deferred tax assets, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This guidance is effective for the Company’s fiscal year beginning October 1, 2014 and it is not expected to have a material impact on the Company’s consolidated financial statements.

3.              Stock Repurchase Program

In August 2011, the Company’s Board of Directors initially authorized a stock repurchase program (the Repurchase Program), pursuant to which the Company could purchase its common stock, which was subsequently increased. The dollar value capacity of the Repurchase Program was authorized as follows:

Authorization Date	Increase in the Dollar Value Capacity	Maximum Dollar Value Capacity at the Authorization Date
	(amounts in millions)
August 2011	$200.0	$200.0
August 2012	$300.0	$500.0
January 2013	$500.0	$1,000.0

Share repurchases under the Repurchase Program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. Under the Repurchase Program, which includes purchases made through an accelerated share repurchase (ASR) agreement, Rule 10b5-1 repurchase plans and the open market, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million. As of December 31, 2013, $339.9 million was available for the repurchase of the Company’s common stock pursuant to the Repurchase Program. Repurchased shares are returned to treasury status, but remain authorized for registration and issuance in the future.

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

From the inception of the Repurchase Program through December 31, 2013, the Company had repurchased through open market purchases and purchases made under Rule 10b5-1 plans, a total of 22.6 million shares at an average price of $24.75 per share, for a total cost of $560.1 million. No shares were repurchased in transactions that were settled in the second quarter of fiscal 2014.

4.              Business Acquisitions, Goodwill and Intangible Assets

The Company obtained control of an unconsolidated joint venture that resulted in its consolidation during the three months ended December 31, 2013, as further discussed in Note 6. No other business acquisitions occurred during the quarter ended December 31, 2013.

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

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2013 and 2012 were as follows:

	September 30, 2013	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2013
	(in millions)
Professional Technical Services	$1,645.0	$5.0	$(10.2)	$78.2	$1,718.0
Management Support Services	166.8	—	—	—	166.8
Total	$1,811.8	$5.0	$(10.2)	$78.2	$1,884.8

	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2012
	(in millions)
Professional Technical Services	$1,608.6	$—	$(2.9)	$44.5	$1,650.2
Management Support Services	166.8	—	—	—	166.8
Total	$1,775.4	$—	$(2.9)	$44.5	$1,817.0

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2013 and September 30, 2013, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2013			September 30, 2013
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$104.4	$(90.7)	$13.7	$94.9	$(89.4)	$5.5	1 – 5
Customer relationships	158.0	(73.3)	84.7	147.1	(69.5)	77.6	10
Trademark / tradename	7.8	(7.8)	—	7.8	(7.8)	—	2
Total	$270.2	$(171.8)	$98.4	$249.8	$(166.7)	$83.1

Amortization expense of acquired intangible assets included within cost of revenue was $5.1 million and $5.3 million for the three months ended December 31, 2013 and 2012, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2014 and for the succeeding years:

Fiscal Year	(in millions)
2014 (nine months remaining)	$18.0
2015	21.6
2016	15.4
2017	12.9
2018	9.6
Thereafter	20.9
Total	$98.4

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
	(in millions)
Billed	$1,140.5	$1,177.6
Unbilled	1,160.7	1,076.8
Contract retentions	183.9	174.3
Total accounts receivable—gross	2,485.1	2,428.7
Allowance for doubtful accounts	(75.1)	(86.4)
Total accounts receivable—net	$2,410.0	$2,342.3

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2013 and September 30, 2013 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2013 or September 30, 2013.

The Company has sold trade receivables to financial institutions, of which $108.9 million was outstanding as of December 31, 2013.  The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

The Company has not provided financial or other support during the periods presented to any of its VIEs that it was not previously contractually required to provide. Contractually required support provided to the Company’s joint ventures is further discussed in Note 16.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2013	September 30, 2013
	(in millions)
Current assets	$233.8	$185.7
Non-current assets	102.4	—
Total assets	$336.2	$185.7

Current liabilities	$87.8	$38.9
Non-current liabilities	—	—
Total liabilities	87.8	38.9

Total AECOM equity	174.0	106.8
Noncontrolling interests	74.4	40.0
Total owners’ equity	248.4	146.8
Total liabilities and owners’ equity	$336.2	$185.7

Total revenue of the consolidated joint ventures was $95.8 million and $130.7 million for the three months ended December 31, 2013 and 2012, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	December 31, 2013	September 30, 2013
	(in millions)
Current assets	$446.6	$523.1
Non-current assets	20.7	47.7
Total assets	$467.3	$570.8

Current liabilities	$361.5	$382.2
Non-current liabilities	2.6	17.3
Total liabilities	364.1	399.5

Joint ventures’ equity	103.2	171.3
Total liabilities and joint ventures’ equity	$467.3	$570.8

AECOM’s investment in joint ventures	$53.5	$80.0

Total revenue of the unconsolidated joint ventures was $518.4 million and $527.5 million for the three months ended December 31, 2013 and 2012, respectively. Total operating income of the unconsolidated joint ventures was $10.0 million and $11.7 million for the three months ended December 31, 2013 and 2012, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2013	December 31, 2012
	(in millions)
Pass through joint ventures	$0.7	$1.5
Other joint ventures	35.4	4.4
Total	$36.1	$5.9

Included in equity in earnings above, the Company recorded a $37.4 million gain upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the quarter ended December 31, 2013. The Company obtained control of the joint venture through modifications to the joint venture’s operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture’s fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity included in the accompanying consolidated balance sheet at December 31, 2013 were $201.0 million and $48.0 million, respectively, and the results of operations included in the accompanying statement of operations was not significant for the current quarter. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company’s PTS segment.

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31, 2013		December 31, 2012
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.2	$—	$0.3
Interest cost on projected benefit obligation	1.9	6.8	1.6	6.1
Expected return on plan assets	(2.1)	(6.4)	(2.1)	(5.9)
Amortization of net loss	1.0	1.2	1.1	1.0
Settlement loss recognized	—	—	—	0.8
Net periodic cost	$0.8	$1.8	$0.6	$2.3

The total amounts of employer contributions paid for the three months ended December 31, 2013 were $1.1 million for U.S. plans and $3.9 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2014 are $3.8 million for U.S. plans and $12.1 million for non-U.S. plans. Included in other long-term liabilities are net pension liabilities of $190.7 million and $192.7 million as of December 31, 2013 and September 30, 2013, respectively.

8.              Debt

Debt consisted of the following:

	December 31, 2013	September 30, 2013
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	261.1	260.2
Unsecured revolving credit facility	138.2	114.7
Other debt	54.8	48.4
Total debt	1,204.1	1,173.3
Less: Current portion of debt and short-term borrowings	(90.6)	(84.3)
Long-term debt, less current portion	$1,113.5	$1,089.0

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2013:

Fiscal Year
2014 (nine months remaining)	$90.6
2015	38.3
2016	176.4
2017	37.7
2018	600.0
Thereafter	261.1
Total	$1,204.1

Unsecured Term Credit Agreement

In June 2013, the Company entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. The Company used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. For the three months ended December 31, 2013 and 2012, the average interest rate of the Company’s term loan facility was 1.68% and 2.02%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. The Company may, at its option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $86.1 million and $85.2 million at December 31, 2013 and September 30, 2013, respectively. The fair value of the Company’s unsecured senior notes was approximately $276.8 million and $269.4 million at December 31, 2013 and September 30, 2013, respectively. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which provides for a borrowing capacity of $1.05 billion. In June 2013, the Company entered into a Fourth Amendment to the Revolving Credit Agreement to, among other things, conform certain provisions to the applicable provisions in the Term Credit Agreement. The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the Company’s option without prepayment or penalty, subject to certain conditions. The Company may request an increase in capacity of up to a total of $1.15 billion, subject to certain conditions. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. At December 31, 2013 and September 30, 2013, $138.2 million and $114.7 million, respectively, were outstanding under the Company’s revolving credit facility. At December 31, 2013 and September 30, 2013, outstanding standby letters of credit totaled $35.5 million under the revolving credit facility. As of December 31, 2013, the Company had $876.3 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per the Company’s debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of December 31, 2013, the Company’s most restrictive consolidated leverage ratio was 2.65, which did not exceed the Company’s maximum consolidated leverage ratio of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of December 31, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.6 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At December 31, 2013 and September 30, 2013, the Company was in compliance with all such covenants.

The Company’s average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the three months ended December 31, 2013 and 2012 was 2.8% and 3.0%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable accrued interest at 6.04% per annum and were to mature in December 2028. These notes were settled in connection with the sale of the real properties during the third quarter of fiscal 2013.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At December 31, 2013 and September 30, 2013, these outstanding standby letters of credit totaled $258.5 million and $236.4 million, respectively. The Company had $13.7 million and $0.5 million of obligations outstanding under these unsecured credit facilities as of December 31, 2013 and September 30, 2013, respectively. As of December 31, 2013, the Company had $355.6 million available under these unsecured credit facilities.

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

At December 31, 2013, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $3.2 million, of which $2.4 million is expected to be reclassified from accumulated other comprehensive loss to interest expense, net within the next 12 months. At December 31, 2013, the effective portion of the Company’s foreign currency options designated as cash flow hedges before tax effect were immaterial.

The notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

December 31, 2013
Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014

September 30, 2013
Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reais (BRL) was BRL 1.0 million and BRL 2.1 million (or approximately $0.4 million and $0.9 million) at December 31, 2013 and September 30, 2013, respectively. These foreign exchange contracts have maturities of 24 months or less.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of sales for those instruments related to the provision of their respective services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $230.2 million and $171.8 million at December 31, 2013 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $172.0 million and $174.2 million at December 31, 2013 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 2.5 million and BRL 4.0 million (or approximately $1.1 million and $1.8 million) at December 31, 2013 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 4.7 million and BRL 8.2 million (or approximately $2.0 million and $3.6 million) at December 31, 2013 and September 30, 2013, respectively.

Other Derivatives

Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of a subsidiary. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item costs in cost of sales. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of sales. There was no such option contract outstanding during the periods presented.

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Dec 31, 2013	Sep 30, 2013
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$0.1	$0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.4	1.6
Total		$1.5	$1.7
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$2.5	$2.6
Interest rate swap agreements	Other long-term liabilities	0.7	1.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	2.8	1.5
Total		$6.0	$5.2

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended Dec 31,
	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$(0.3)	$—

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended Dec 31,
	Location	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense, net	$(0.8)	$(0.7)

		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended Dec 31,
	Location	2013	2012
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$—	$(0.1)

(1)   Losses related to the ineffective portion of the hedges were not material in all periods presented.

The gain recognized in accumulated other comprehensive loss from the Company’s foreign currency options was immaterial for the three months ended December 31, 2013 and 2012. The gain reclassified from accumulated other comprehensive loss into income from the foreign currency options was immaterial in any of the years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Three Months Ended Dec 31,
	Location	2013	2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$(2.2)	$(1.0)
Option contracts	Cost of revenue	—	(0.1)
		$(2.2)	$(1.1)

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the three months ended December 31, 2013 and 2012, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.4	1.4
Total assets	$1.5	$1.5

Interest rate swap agreements	$3.2	$3.2
Foreign currency forward contracts	2.8	2.8
Total liabilities	$6.0	$6.0

	September 30, 2013	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.6	1.6
Total assets	$1.7	$1.7

Interest rate swap agreements	$3.7	$3.7
Foreign currency forward contracts	1.5	1.5
Total liabilities	$5.2	$5.2

11.       Share-based Payments

The fair value of the Company’s employee stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The Company did not grant any employee stock options during the three months ended December 31, 2013 and 2012.

Stock option activity for the three months ended December 31 was as follows:

	2013		2012
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	1.6	$24.73	2.5	$22.81
Options granted	—	—	—	—
Options exercised	(0.1)	17.23	(0.3)	12.71
Options forfeited or expired	(0.1)	26.74	(0.1)	27.18
Outstanding at December 31	1.4	25.15	2.1	23.67

Vested and expected to vest in the future as of December 31	1.4	$25.15	2.1	$23.65

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a two or three year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. Total compensation expense related to share-based payments was $10.7 million and $6.8 million during the three months ended December 31, 2013 and 2012, respectively. Unrecognized compensation expense related to total share-based payments outstanding was $95.8 million and $52.6 million as of December 31, 2013 and September 30, 2013, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $0.4 million and $0.7 million for the three months ended December 31, 2013 and 2012, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

12.       Income Taxes

The Company’s effective tax rate was 29.3% and 24.6% for the three months ended December 31, 2013 and 2012, respectively. The Company’s effective tax rate is lower than the federal statutory rate of 35.0% primarily due to the tax rate differential on foreign earnings where the statutory rates are generally lower than the federal statutory rate. Our effective tax rate fluctuates from quarter to quarter due to several factors including the change in the mix of foreign and domestic earnings, tax law changes, outcomes of administrative audits, changes in our assessment of valuation allowances and other tax contingencies.

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

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2013	December 31, 2012
	(in millions)
Denominator for basic earnings per share	96.3	104.8
Potential common shares	1.3	0.7
Denominator for diluted earnings per share	97.6	105.5

EPS includes the effect of repurchased shares, which are discussed in Note 3 herein. For the three months ended December 31, 2013 and 2012, options excluded from the calculation of potential common shares were not significant.

14.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2013	September 30, 2013
	(in millions)
Accrued salaries and benefits	$408.0	$410.6
Accrued contract costs	410.5	404.2
Other accrued expenses	86.0	100.5
	$904.5	$915.3

Accrued contract costs above include balances related to professional liability accruals of $124.3 million and $121.3 million as of December 31, 2013 and September 30, 2013, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	December 31, 2013	September 30, 2013
	(in millions)
Pension liabilities (Note 7)	$190.7	$192.7
Reserve for uncertain tax positions	59.7	60.2
Other	190.9	196.0
	$441.3	$448.9

15.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2013 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive income before reclassification	(2.5)	(25.2)	(0.2)	(27.9)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.5	—	—	1.5
Cash flow hedge losses, net of tax	—	—	0.5	0.5
Balances at December 31	$(193.8)	$(91.6)	$(1.8)	$(287.2)

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss
Cash flow hedges(1)	$0.8
Taxes	(0.3)
Cash flow hedges, net of tax	$0.5

Actuarial losses(2)	$2.1
Taxes	(0.6)
Actuarial losses, net of tax	$1.5

(1)         This accumulated other comprehensive component is reclassified in Interest expense in our Consolidated Statements of Income. See Note 9, Derivative Financial Instruments, for more information.

(2)         This accumulated other comprehensive component is reclassified in Cost of revenue and General and administrative expenses in our Consolidated Statements of Income. See Note 7, Pension Benefit Obligations, for more information.

16.       Commitments and Contingencies

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At December 31, 2013, the Company was contingently liable in the amount of approximately $294.0 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

17.       Reportable Segments

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
		(in millions)
Three Months Ended December 31, 2013:
Revenue	$1,770.2	$183.7	$—	$1,953.9
Revenue, net of other direct costs(1)	1,041.6	109.9	—	1,151.5
Gross profit	60.0	18.2	—	78.2
Equity in earnings of joint ventures	34.1	2.0	—	36.1
General and administrative expenses	—	—	(23.9)	(23.9)
Operating income	94.1	20.2	(23.9)	90.4

Gross profit as a % of revenue	3.4%	9.9%	—	4.0%
Gross profit as a % of revenue, net of other direct costs(1)	5.8%	16.6%	—	6.8%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
		(in millions)
Three Months Ended December 31, 2012:
Revenue	$1,771.2	$246.1	$—	$2,017.3
Revenue, net of other direct costs(1)	1,093.8	151.2	—	1,245.0
Gross profit	69.3	8.8	—	78.1
Equity in earnings of joint ventures	5.1	0.8	—	5.9
General and administrative expenses	—	—	(22.1)	(22.1)
Operating income	74.4	9.6	(22.1)	61.9

Gross profit as a % of revenue	3.9%	3.6%	—	3.9%
Gross profit as a % of revenue, net of other direct costs(1)	6.3%	5.8%	—	6.3%

(1)         Non-GAAP measure

18.       Subsequent Event

On January 29, 2014, the Company entered into a Fourth Amended and Restated Credit Agreement (Fourth Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which provides for a borrowing capacity of $1.05 billion. The Fourth Revolving Credit Agreement has a maturity date of January 29, 2019.

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

Overview

We are a leading provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 44,400 employees.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended December 31,
	2013	2012
	(in millions)
Other Financial Data:
Revenue	$1,953.9	$2,017.3
Other direct costs(1)	802.4	772.3
Revenue, net of other direct costs(1)	1,151.5	1,245.0
Cost of revenue, net of other direct costs(1)	1,073.3	1,166.9
Gross profit	78.2	78.1
Equity in earnings of joint ventures	36.1	5.9
General and administrative expenses	(23.9)	(22.1)
Income from operations	$90.4	$61.9

Reconciliation of Cost of Revenue:
Other direct costs	$802.4	$772.3
Cost of revenue, net of other direct costs	1,073.3	1,166.9
Cost of revenue	$1,875.7	$1,939.2

(1)                       Non-GAAP measure

Results of Operations

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2013	2012	$	%
		(in millions)
Revenue	$1,953.9	$2,017.3	$(63.4)	(3.1)%
Other direct costs	802.4	772.3	30.1	3.9
Revenue, net of other direct costs	1,151.5	1,245.0	(93.5)	(7.5)
Cost of revenue, net of other direct costs	1,073.3	1,166.9	(93.6)	(8.0)
Gross profit	78.2	78.1	0.1	0.1
Equity in earnings of joint ventures	36.1	5.9	30.2	511.9
General and administrative expenses	(23.9)	(22.1)	(1.8)	8.1
Income from operations	90.4	61.9	28.5	46.0
Other income	—	0.7	(0.7)	(100.0)
Interest expense, net	(10.4)	(10.9)	0.5	(4.6)
Income before income tax expense	80.0	51.7	28.3	54.7
Income tax expense	23.5	12.7	10.8	85.0
Net income	56.5	39.0	17.5	44.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	(0.9)	0.8	(88.9)
Net income attributable to AECOM	$56.4	$38.1	$18.3	48.0%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2013	December 31, 2012
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	93.2	93.7
Gross margin	6.8	6.3
Equity in earnings of joint ventures	3.1	0.5
General and administrative expense	(2.0)	(1.8)
Income from operations	7.9	5.0
Other income	—	0.1
Interest expense, net	(1.0)	(0.9)
Income before income tax expense	6.9	4.2
Income tax expense	2.0	1.1
Net income	4.9	3.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—
Net income attributable to AECOM	4.9%	3.1%

Revenue

Our revenue for the three months ended December 31, 2013 decreased $63.4 million, or 3.1%, to $1,953.9 million as compared to $2,017.3 million for the corresponding period last year. Revenue provided by acquired companies was $18.6 million for the three months ended December 31, 2013. Excluding the revenue provided by acquired companies, revenue decreased $82.0 million, or 4.1%, from the three months ended December 31, 2012.

The decrease in revenue, excluding acquired companies, for the three months ended December 31, 2013 was primarily attributable to decreases in our MSS segment of $62 million noted below and in Australia of approximately $70 million substantially from decreased mining related services. These decreases were partially offset by increases in the Americas and the Middle East of approximately $20 million each. The increase in the Americas was primarily due to an increase in construction services, partially offset by a reduction in engineering and program management services.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended December 31, 2013 decreased $93.5 million, or 7.5%, to $1,151.5 million as compared to $1,245.0 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $15.9 million for the three months ended December 31, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $109.4 million, or 8.8%, from the three months ended December 31, 2012.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended December 31, 2013 was primarily due to decreases in our MSS segment of $41 million noted below and in Australia of approximately $40 million substantially from decreased mining related services, and a reduction in engineering and program management services in the Americas of approximately $40 million. These decreases were partially offset by increases in the Europe, Middle East and Africa region of $10 million and Asia of $10 million.

Gross Profit

Our gross profit for the three months ended December 31, 2013 increased $0.1 million, or 0.1%, to $78.2 million as compared to $78.1 million for the corresponding period last year. Gross profit provided by acquired companies was $2.3 million for the three months ended December 31, 2013. Excluding gross profit provided by acquired companies, gross profit decreased $2.2 million, or 2.8%, from the three months ended December 31, 2012. For the three months ended December 31, 2013, gross profit, as a percentage of revenue, net of other direct costs, increased to 6.8% from 6.3% in the three months ended December 31, 2012.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2013 increased $30.2 million, or 511.9%, to $36.1 million as compared to $5.9 million in the corresponding period last year primarily due to a $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in the Company’s PTS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 6 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2013 increased $1.8 million, or 8.1%, to $23.9 million as compared to $22.1 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 2.0% from 1.8% in the three months ended December 31, 2012.

Other Income

There was no other income for the three months ended December 31, 2013, a decrease of $0.7 million from $0.7 million for the three months ended December 31, 2012.

Interest Expense

Our interest expense for the three months ended December 31, 2013 decreased $0.5 million to $10.4 million as compared to $10.9 million for the three months ended December 31, 2012.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2013 increased $10.8 million, or 85.0%, to $23.5 million as compared to $12.7 million for the three months ended December 31, 2012.

The increase in income tax expense for the three months ended December 31, 2013 was primarily due to the gain recognized on the change in control of the unconsolidated joint venture discussed above.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $56.4 million for the three months ended December 31, 2013 as compared to net income attributable to AECOM of $38.1 million for the three months ended December 31, 2012.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended
	December 31,	December 31,	Change
	2013	2012	$	%
	(in millions)
Revenue	$1,770.2	$1,771.2	$(1.0)	(0.1)%
Other direct costs	728.6	677.4	51.2	7.6
Revenue, net of other direct costs	1,041.6	1,093.8	(52.2)	(4.8)
Cost of revenue, net of other direct costs	981.6	1,024.5	(42.9)	(4.2)
Gross profit	$60.0	$69.3	$(9.3)	(13.4)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2013	December 31, 2012
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	94.2	93.7
Gross margin	5.8%	6.3%

Revenue

Revenue for our PTS segment for the three months ended December 31, 2013 decreased $1.0 million, or 0.1%, to $1,770.2 million as compared to $1,771.2 million for the corresponding period last year. Revenue provided by acquired companies was $18.6 million for the three months ended December 31, 2013. Excluding revenue provided by acquired companies, revenue decreased $19.6 million, or 1.1%, from the three months ended December 31, 2012.

The decrease in revenue, excluding acquired companies, for the three months ended December 31, 2013 was primarily attributable to a decrease in Australia of approximately $70 million substantially from decreased mining related services. These decreases were partially offset by increases in the Americas and the Middle East of approximately $20 million each. The increase in the Americas was primarily due to an increase in construction services, partially offset by a reduction in engineering and program management services.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended December 31, 2013 decreased $52.2 million, or 4.8%, to $1,041.6 million as compared to $1,093.8 million for the corresponding period last year. Revenue, net of other direct costs, provided by acquired companies was $15.9 million for the three months ended December 31, 2013. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $68.1 million, or 6.2%, from the three months ended December 31, 2012.

The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the three months ended December 31, 2013 was primarily due to a decrease in Australia of approximately $40 million substantially from decreased mining related services, and a reduction in engineering and program management services in the Americas of approximately $40 million. These decreases were partially offset by increases in the Europe, Middle East and Africa region of $10 million and Asia of $10 million.

Gross Profit

Gross profit for our PTS segment for the three months ended December 31, 2013 decreased $9.3 million, or 13.4%, to $60.0 million as compared to $69.3 million for the corresponding period last year. Gross profit provided by acquired companies was $2.3 million for the three months ended December 31, 2013. Excluding gross profit provided by acquired companies, gross profit decreased $11.6 million, or 16.7%, from the three months ended December 31, 2012. As a percentage of revenue, net of other direct costs, gross profit decreased to 5.8% of revenue, net of other direct costs, for the three months ended December 31, 2013 from 6.3% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, was primarily attributable to a decline in gross profit in Australia and the Americas.

Management Support Services

	Three Months Ended
	December 31,	December 31,	Change
	2013	2012	$	%
	(in millions)
Revenue	$183.7	$246.1	$(62.4)	(25.4)%
Other direct costs	73.8	94.9	(21.1)	(22.2)
Revenue, net of other direct costs	109.9	151.2	(41.3)	(27.3)
Cost of revenue, net of other direct costs	91.7	142.4	(50.7)	(35.6)
Gross profit	$18.2	$8.8	$9.4	106.8%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended
	December 31, 2013	December 31, 2012
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	83.4	94.2
Gross margin	16.6%	5.8%

Revenue

Revenue for our MSS segment for the three months ended December 31, 2013 decreased $62.4 million, or 25.4%, to $183.7 million as compared to $246.1 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

The decrease was primarily due to decreased services provided to the U.S. government in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended December 31, 2013 decreased $41.3 million, or 27.3%, to $109.9 million as compared to $151.2 million for the corresponding period last year. No revenue, net of other direct costs, was provided by acquired companies.

The decrease was primarily due to decreased services provided to the U.S. government in the Middle East.

Gross Profit

Gross profit for our MSS segment for the three months ended December 31, 2013 increased $9.4 million, or 106.8%, to $18.2 million as compared to $8.8 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 16.6% of revenue, net of other direct costs, for the three months ended December 31, 2013 from 5.8% in the corresponding period last year. No gross profit was provided by acquired companies.

The increase in gross profit and gross profit, as a percentage of revenue, net of other direct costs, for the three months ended December 31, 2013 was primarily due to the collection of a previously reserved Libya-related project receivable, partially offset by decreased services provided to the U.S. government in the Middle East.

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

At December 31, 2013, cash and cash equivalents were $681.7 million, an increase of $81.0 million, or 13.5%, from $600.7 million at September 30, 2013. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under credit agreements, partially offset by cash payments for stock repurchases, capital expenditures, and purchases of investments.

Net cash provided by operating activities was $137.4 million for the three months ended December 31, 2013, an increase of $70.3 million, or 104.8%, from $67.1 million for the three months ended December 31, 2012. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the three months ended December 31, 2013 provided a net benefit of $9.3 million as compared to $51.0 million during the three months ended December 31, 2012. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $20.5 million for the three months ended December 31, 2013, compared with $52.2 million for the three months ended December 31, 2012. This decrease was primarily attributable to a $41.1 million decrease in payments for business acquisitions, net of cash acquired, coupled with $19.0 million of cash acquired from the consolidation of a joint venture, partially offset by an increase in the purchase of investments of $20.0 million.

Net cash used in financing activities was $33.3 million for the three months ended December 31, 2013, compared with $16.9 million for the three months ended December 31, 2012. The increase was primarily attributable to a decrease in net borrowings under credit agreements of $145.7 million and an increase in distributions to noncontrolling interests of $10.4 million, partially offset by a decrease in payments to repurchase common stock under the Repurchase Program of $138.9 million.

Working Capital

Working capital, or current assets less current liabilities, increased $11.1 million, or 1.0%, to $1,089.2 million at December 31, 2013 from $1,078.1 million at September 30, 2013. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $29.5 million, or 1.5%, to $2,049.3 million at December 31, 2013.

Accounts receivable increased 2.9%, or $67.7 million, to $2,410.0 million at December 31, 2013 from $2,342.3 million at September 30, 2013.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 93 days at December 31, 2013 compared to the 88 days at September 30, 2013.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of December 31, 2013 and September 30, 2013. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	December 31, 2013	September 30, 2013
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	261.1	260.2
Unsecured revolving credit facility	138.2	114.7
Other debt	54.8	48.4
Total debt	1,204.1	1,173.3
Less: Current portion of debt and short-term borrowings	(90.6)	(84.3)
Long-term debt, less current portion	$1,113.5	$1,089.0

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2013:

Fiscal Year
2014 (nine months remaining)	$90.6
2015	38.3
2016	176.4
2017	37.7
2018	600.0
Thereafter	261.1
Total	$1,204.1

Unsecured Term Credit Agreement

In June 2013, we entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. We used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the three months ended December 31, 2013 and 2012, the average interest rate of our term loan facility was 1.68% and 2.02%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. We may, at our option, prepay the loans at any time, without penalty.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $86.1 million and $85.2 million at December 31, 2013 and September 30, 2013, respectively. The fair value of our unsecured senior notes was approximately $276.8 million and $269.4 million at December 31, 2013 and September 30, 2013, respectively. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Revolving Credit Facility

In July 2011, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A., as an administrative agent and a lender and the other lenders party thereto, which provides for a borrowing capacity of $1.05 billion. In June 2013, we entered into a Fourth Amendment to the Revolving Credit Agreement to, among other things, conform certain provisions to the applicable provisions in the Term Credit Agreement. The Revolving Credit Agreement has an expiration date of July 20, 2016, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions. We may request an increase in capacity of up to a total of $1.15 billion, subject to certain conditions. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.00% to 1.50% and the applicable margin for the Eurocurrency Rate loans is a range of 1.00% to 2.50%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.150% to 0.375% on any unused commitment. At December 31, 2013 and September 30, 2013, $138.2 million and $114.7 million, respectively, were outstanding under the revolving credit facility. At December 31, 2013 and September 30, 2013, outstanding standby letters of credit totaled $35.5 million under our revolving credit facility. As of December 31, 2013, we had $876.3 million available under our Revolving Credit Agreement. See Note 18, Subsequent Event, in the accompanying Notes to the Consolidated Financial Statements regarding the recent credit facility amendment.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per our debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of December 31, 2013, our most restrictive consolidated leverage ratio was 2.65, which did not exceed our maximum consolidated leverage ratio of 3.0.

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

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of December 31, 2013, this amount was $2.0 billion, which exceeds the calculated threshold of $1.6 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At December 31, 2013 and September 30, 2013, we were in compliance with all such covenants.

Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the three months ended December 31, 2013 and 2012 was 2.8% and 3.0%, respectively.

Notes Secured by Real Properties

Notes secured by real properties, payable to a bank, were assumed in connection with a business acquired during the year ended September 30, 2008. These notes payable accrued interest at 6.04% per annum and were to mature in December 2028. These notes were settled in connection with the sale of the real properties during the third quarter of fiscal 2013.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At December 31, 2013 and September 30, 2013, these outstanding standby letters of credit totaled $258.5 million and $236.4 million, respectively. We had $13.7 million and $0.5 million of obligations outstanding under these unsecured credit facilities as of December 31, 2013 and September 30, 2013, respectively. As of December 31, 2013, we had $355.6 million available under these unsecured credit facilities.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2013, there was approximately $294.0 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the three months ended December 31, 2013 were $1.1 million for U.S. plans and $3.9 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

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

New Accounting Pronouncements and Changes in Accounting

In February 2013, the FASB issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to present information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance was effective for our fiscal year beginning October 1, 2013 and did not have a material impact on our consolidated financial statements.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2013 and September 30, 2013, we had $888.2 million and $864.7 million, respectively, in outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.0% to 2.5%. For the three months ended December 31, 2013, our weighted average floating rate borrowings were $381.9 million, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased or decreased by 1%, our interest expense for the three months ended December 31, 2013 would have increased or decreased by $1.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of December 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2013 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 16, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of certain matters to which we are a party. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending over a ten-year period. A significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities, and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition. In addition, the reduction in U.S. military forces in areas such as Afghanistan could also negatively impact our business.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.0 billion as of December 31, 2013. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

In recent years, there has been a substantial amount of civil unrest and other political uncertainty in certain areas in the Middle East, North Africa and beyond. If civil unrest were to disrupt our business in any of these regions, and particularly if political activities were to result in prolonged unrest or civil war, it could result in operating losses and asset write downs and our financial condition could be adversely affected.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2013, approximately 42% of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In addition, our exposure to construction cost overruns may increase over time as we increase our construction services. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

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

We participate in certain joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments in and commitments to certain joint ventures with unrelated parties, including in connection with the investment activities of AECOM Capital. These joint ventures from time to time borrow money to help finance their activities and in certain circumstances, we are required to provide guarantees of certain obligations of our affiliated entities, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and acts of willful misconduct. If these entities are not able to honor their obligations, under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, and Canada. At December 31, 2013, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $190.7 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At December 31, 2013, our contracted backlog was approximately $8.8 billion and our awarded backlog was approximately $9.6 billion for a total backlog of $18.4 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

All of our debt agreements relating to our unsecured revolving credit facility, unsecured term credit agreements, and unsecured senior notes require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a required threshold. As of December 31, 2013, our consolidated leverage ratio was 2.65, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of December 31, 2013, our net worth was $2.0 billion, which exceeds the required threshold of $1.6 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

•                  advance notice requirements for stockholder proposals and nominations for election to our Board of Directors; and

•                  prohibitions on our stockholders from acting by written consent and limitations on calling special meetings

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Stock Repurchase Program

In August 2011, the Board of Directors initially authorized a stock repurchase program (Repurchase Program), pursuant to which we could purchase our common stock, which was subsequently increased. The dollar value capacity of the Repurchase Program was authorized as follows:

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

A summary of the repurchase activity for the three months ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2013	0.8	$31.15	0.8	$339.9
November 1 - 30, 2013	—	—	—	$339.9
December 1 - 31, 2013	—	—	—	$339.9
Total	0.8	$31.15	0.8	$339.9

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION

Date: February 4, 2014	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Chief Financial Officer