Form 10-Q
period 2014-03-31
AECOM TECHNOLOGY CORP
filed 2014-05-07
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, 99,250,278 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$402,959	$450,328
Cash in consolidated joint ventures	99,584	150,349
Total cash and cash equivalents	502,543	600,677
Accounts receivable—net	2,341,025	2,342,262
Prepaid expenses and other current assets	154,262	168,714
Income taxes receivable	6,122	—
Deferred tax assets—net	19,949	19,949
TOTAL CURRENT ASSETS	3,023,901	3,131,602
PROPERTY AND EQUIPMENT—NET	277,934	270,672
DEFERRED TAX ASSETS—NET	116,495	143,478
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	124,359	106,422
GOODWILL	1,887,447	1,811,754
INTANGIBLE ASSETS—NET	92,121	83,149
OTHER NON-CURRENT ASSETS	123,021	118,546
TOTAL ASSETS	$5,645,278	$5,665,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$26,057	$29,578
Accounts payable	753,682	725,389
Accrued expenses and other current liabilities	823,763	915,282
Income taxes payable	—	6,127
Billings in excess of costs on uncompleted contracts	341,954	322,486
Current portion of long-term debt	56,229	54,687
TOTAL CURRENT LIABILITIES	2,001,685	2,053,549
OTHER LONG-TERM LIABILITIES	444,265	448,920
LONG-TERM DEBT	1,008,891	1,089,060
TOTAL LIABILITIES	3,454,841	3,591,529

COMMITMENTS AND CONTINGENCIES (Note 16)

AECOM STOCKHOLDERS’ EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 1 and 2 shares as of March 31, 2014 and September 30, 2013, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2014 and September 30, 2013; issued and outstanding 96,201,286 and 96,016,358 shares as of March 31, 2014 and September 30, 2013, respectively	962	960
Additional paid-in capital	1,839,577	1,809,627
Accumulated other comprehensive loss	(284,266)	(261,299)
Retained earnings	543,916	472,155
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,100,189	2,021,443
Noncontrolling interests	90,248	52,651
TOTAL STOCKHOLDERS’ EQUITY	2,190,437	2,074,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,645,278	$5,665,623

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Revenue	$1,872,224	$1,989,646	$3,826,099	$4,006,918

Cost of revenue	1,784,817	1,889,803	3,660,494	3,828,957
Gross profit	87,407	99,843	165,605	177,961

Equity in earnings of joint ventures	7,436	7,846	43,519	13,761
General and administrative expenses	(26,449)	(27,253)	(50,294)	(49,355)
Income from operations	68,394	80,436	158,830	142,367

Other (expense) income	(195)	156	(178)	827
Interest expense	(10,498)	(11,855)	(20,925)	(22,776)
Income before income tax expense	57,701	68,737	137,727	120,418

Income tax expense	15,205	13,961	38,690	26,664
Net income	42,496	54,776	99,037	93,754
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(2,304)	(965)	(2,449)	(1,834)
Net income attributable to AECOM	$40,192	$53,811	$96,588	$91,920

Net income attributable to AECOM per share:
Basic	$0.41	$0.54	$1.00	$0.89
Diluted	$0.41	$0.53	$0.99	$0.88

Weighted average shares outstanding:
Basic	97,012	100,430	96,657	102,791
Diluted	98,337	101,818	97,964	103,875

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net income	$42,496	$54,776	$99,037	$93,754
Other comprehensive income, net of tax:
Unrealized gain on derivatives:
Unrealized holding (loss) gain on derivatives	(19)	15	(195)	4
Reclassification adjustments for losses included in net income	397	456	889	894
Net unrealized gain on derivatives, net of tax	378	471	694	898
Foreign currency translation adjustments	2,175	(28,900)	(23,637)	(34,878)
Pension adjustments, net of tax	356	2,443	(606)	4,546
Other comprehensive income, net of tax	2,909	(25,986)	(23,549)	(29,434)
Comprehensive income, net of tax	45,405	28,790	75,488	64,320
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(2,242)	(965)	(1,867)	(1,834)
Comprehensive income attributable to AECOM, net of tax	$43,163	$27,825	$73,621	$62,486

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,037	$93,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,142	47,839
Equity in earnings of unconsolidated joint ventures	(43,519)	(13,761)
Distribution of earnings from unconsolidated joint ventures	14,720	15,869
Non-cash stock compensation	21,187	18,164
Excess tax benefit from share-based payment	(564)	(1,220)
Foreign currency translation	(7,614)	(11,309)
Other	3,022	1,194
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	66,898	106,140
Prepaid expenses and other assets	(5,047)	(11,884)
Accounts payable	17,196	(93,491)
Accrued expenses and other current liabilities	(96,802)	(493)
Billings in excess of costs on uncompleted contracts	2,464	13,062
Other long-term liabilities	(4,568)	(11,530)
Income taxes payable	(6,556)	—
Net cash provided by operating activities	105,996	152,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(659)	(39,548)
Cash acquired from consolidation of joint venture	18,955	—
Net investment in unconsolidated joint ventures	(40,322)	1,746
Sales (purchases) of investments	1,381	(19,583)
Payments for capital expenditures	(33,167)	(24,632)
Net cash used in investing activities	(53,812)	(82,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,040,624	1,353,431
Repayments of borrowings under credit agreements	(1,141,127)	(1,134,014)
Proceeds from issuance of common stock	7,937	7,665
Proceeds from exercise of stock options	5,945	8,831
Payments to repurchase common stock under the Repurchase Program	(28,141)	(247,615)
Payments for other repurchases of common stock	(6,038)	(7,863)
Excess tax benefit from share-based payment	564	1,220
Net distributions to noncontrolling interests	(24,632)	(13,046)
Net cash used in financing activities	(144,868)	(31,391)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,450)	(4,970)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(98,134)	33,956
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	600,677	593,776
CASH AND CASH EQUIVALENTS AT END OF PERIOD	502,543	$627,732

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$14,322

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2013. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications were made to the prior year to conform to current year presentation.

The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

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

Share repurchases under the Repurchase Program can be made through open market purchases, unsolicited or solicited privately negotiated transactions or other methods, including pursuant to a Rule 10b5-1 plan. Under the Repurchase Program, which includes purchases made through an accelerated share repurchase (ASR) agreement, Rule 10b5-1 repurchase plans and the open market, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million. As of March 31, 2014, $339.9 million was available for the repurchase of the Company’s common stock pursuant to the Repurchase Program. Repurchased shares are returned to treasury status, but remain authorized for registration and issuance in the future.

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

Rule 10b5-1 Repurchase Plan and Open Market Purchases

In connection with the Repurchase Program, the Company has repurchased shares through Rule 10b5-1 repurchase plans and open market repurchases. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18.

From the inception of the Repurchase Program through March 31, 2014, the Company had repurchased through open market purchases and purchases made under Rule 10b5-1 repurchase plans, a total of 22.6 million shares at an average price of $24.75 per share, for a total cost of $560.1 million.

4.              Business Acquisitions, Goodwill and Intangible Assets

The Company obtained control of an unconsolidated joint venture that resulted in its consolidation during the six months ended March 31, 2014, as further discussed in Note 6. No other business acquisitions occurred during the six months ended March 31, 2014.

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

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2014 and 2013 were as follows:

	September 30, 2013	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2014
	(in millions)
Professional Technical Services	$1,645.0	$5.0	$(8.5)	$79.1	$1,720.6
Management Support Services	166.8	—	—	—	166.8
Total	$1,811.8	$5.0	$(8.5)	$79.1	$1,887.4

	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	March 31, 2013
	(in millions)
Professional Technical Services	$1,608.6	$—	$(15.7)	$48.2	$1,641.1
Management Support Services	166.8	—	—	—	166.8
Total	$1,775.4	$—	$(15.7)	$48.2	$1,807.9

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2014 and September 30, 2013, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2014			September 30, 2013
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$104.4	$(93.1)	$11.3	$94.9	$(89.4)	$5.5	1 — 5
Customer relationships	158.0	(77.2)	80.8	147.1	(69.5)	77.6	10
Trademark / tradename	7.8	(7.8)	—	7.8	(7.8)	—	2
Total	$270.2	$(178.1)	$92.1	$249.8	$(166.7)	$83.1

Amortization expense of acquired intangible assets included within cost of revenue was $11.4 million and $10.8 million for the six months ended March 31, 2014 and 2013, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2014 and for the succeeding years:

Fiscal Year	(in millions)
2014 (six months remaining)	$11.6
2015	21.7
2016	15.4
2017	12.9
2018	9.7
Thereafter	20.8
Total	$92.1

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
	(in millions)
Billed	$1,077.6	$1,177.6
Unbilled	1,153.8	1,076.8
Contract retentions	179.3	174.3
Total accounts receivable—gross	2,410.7	2,428.7
Allowance for doubtful accounts	(69.7)	(86.4)
Total accounts receivable—net	$2,341.0	$2,342.3

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of March 31, 2014 and September 30, 2013 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2014 or September 30, 2013.

The Company has sold trade receivables to financial institutions, of which $139.2 million and $100.2 million was outstanding as of March 31, 2014 and September 30, 2013, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Some of the Company’s joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass through entities to bill the third-party customer. For consolidated joint ventures of this type, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s results of operations. For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

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

The Company follows guidance issued by the FASB on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint venture’s economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and, to a certain extent, a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

•                  a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or

•                  a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

As part of the above analysis, if it is determined that the Company has the power to direct the activities that most significantly impact the joint venture’s economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

The Company has not provided financial or other support during the periods presented to any of its VIEs that it was not previously contractually required to provide. Contractually required support provided to the Company’s joint ventures is further discussed in Note 16.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	March 31, 2014	September 30, 2013
	(in millions)
Current assets	$237.4	$185.7
Non-current assets	109.1	—
Total assets	$346.5	$185.7

Current liabilities	$116.2	$38.9
Non-current liabilities	—	—
Total liabilities	116.2	38.9

Total AECOM equity	152.6	106.8
Noncontrolling interests	77.7	40.0
Total owners’ equity	230.3	146.8
Total liabilities and owners’ equity	$346.5	$185.7

Total revenue of the consolidated joint ventures was $229.3 million and $256.0 million for the six months ended March 31, 2014 and 2013, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	March 31, 2014	September 30, 2013
	(in millions)
Current assets	$406.7	$525.5
Non-current assets	219.9	98.7
Total assets	$626.6	$624.2

Current liabilities	$326.9	$384.1
Non-current liabilities	46.9	17.5
Total liabilities	373.8	401.6

Joint venturers’ equity	252.8	222.6
Total liabilities and joint ventures’ equity	$626.6	$624.2

AECOM’s investment in joint ventures	$124.4	$106.4

Total revenue of the unconsolidated joint ventures was $991.7 million and $966.0 million for the six months ended March 31, 2014 and 2013, respectively.  Total gross profit, which also materially equates to net income, of the unconsolidated joint ventures was $34.3 million and $36.6 million for the six months ended March 31, 2014 and 2013, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Pass through joint ventures	$3.2	$3.7
Other joint ventures	40.3	10.1
Total	$43.5	$13.8

Included in equity in earnings above, the Company recorded a $37.4 million gain upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the six months ended March 31, 2014. The Company obtained control of the joint venture through modifications to the joint venture’s operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture’s fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity included in the accompanying consolidated balance sheet at the acquisition date were $207.8 million and $48.1 million, respectively. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company’s PTS segment.

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended				Six Months Ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.2	$—	$0.2	$—	$0.4	$—	$0.5
Interest cost on projected benefit obligation	1.9	7.0	1.7	6.0	3.8	13.8	3.3	12.1
Expected return on plan assets	(2.1)	(6.5)	(2.2)	(5.7)	(4.2)	(12.9)	(4.3)	(11.5)
Amortization of prior service costs	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	1.2	1.1	1.0	2.0	2.4	2.2	2.0
Settlement loss recognized	—	—	—	1.8	—	—	—	2.6
Net periodic (benefit) cost	$0.8	$1.8	$0.6	$3.3	$1.6	$3.6	$1.2	$5.6

The total amounts of employer contributions paid for the six months ended March 31, 2014 were $2.3 million for U.S. plans and $8.2 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2014 are $2.7 million for U.S. plans and $8.1 million for non-U.S. plans. Included in other long-term liabilities on the Company’s consolidated balance sheet are net pension liabilities of $186.6 million and $192.7 million as of March 31, 2014 and September 30, 2013, respectively.

8.              Debt

Debt consisted of the following:

	March 31, 2014	September 30, 2013
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	262.0	260.2
Unsecured revolving credit facility	32.8	114.7
Other debt	46.4	48.4
Total debt	1,091.2	1,173.3
Less: Current portion of debt and short-term borrowings	(82.3)	(84.3)
Long-term debt, less current portion	$1,008.9	$1,089.0

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2014:

Fiscal Year
2014 (six months remaining)	$82.0
2015	38.7
2016	38.0
2017	37.7
2018	600.0
Thereafter	294.8
Total	$1,091.2

Unsecured Term Credit Agreement

In June 2013, the Company entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including lender approval. The Company used approximately $675 million of the proceeds from the loans to repay indebtedness under its prior term loan facility. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. For the six months ended March 31, 2014 and 2013, the average interest rate of the Company’s term loan facility was 1.69% and 2.01%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. The Company may, at its option, prepay the loans at any time, without penalty. The Company’s obligations under the Term Credit Agreement are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $87.0 million and $85.2 million at March 31, 2014 and September 30, 2013, respectively. The fair value of the Company’s unsecured senior notes was approximately $279.1 million and $269.4 million at March 31, 2014 and September 30, 2013, respectively. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees. The Company may, at its option, prepay the notes at any time at their called principal amount, together with any accrued and unpaid interest, plus a make-whole premium.

Unsecured Revolving Credit Facility

In January 2014, the Company entered into a Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which provides for a borrowing capacity of $1.05 billion. The Revolving Credit Agreement expires January 29, 2019, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the Company’s option without prepayment or penalty, subject to certain conditions including the absence of any event of default. The Company may request an increase in capacity of up to a total of $1.25 billion, subject to certain conditions including the absence of any event of default. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for the Eurocurrency Rate loans is a range of 1.125% to 2.250%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.350% on any unused commitment. At March 31, 2014 and September 30, 2013, $32.8 million and $114.7 million, respectively, were outstanding under the Company’s revolving credit facility. At March 31, 2014 and September 30, 2013, outstanding standby letters of credit totaled $30.9 million and $35.5 million, respectively, under the revolving credit facility. As of March 31, 2014, the Company had $986.3 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per the Company’s debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from acquisitions). As of March 31, 2014, the Company’s most restrictive consolidated leverage ratio under its debt agreements was 2.52, which did not exceed the Company’s maximum consolidated leverage ratio permitted under the Company’s debt agreements of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of March 31, 2014, this amount was $2.1 billion, which exceeds the calculated threshold of $1.6 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At March 31, 2014 and September 30, 2013, the Company was in compliance with all such covenants.

The Company’s average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the six months ended March 31, 2014 and 2013 was 2.8% and 3.0%, respectively.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At March 31, 2014 and September 30, 2013, these outstanding standby letters of credit totaled $254.2 million and $236.4 million, respectively. As of March 31, 2014, the Company had $337.2 million available under these unsecured credit facilities.

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

The notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

March 31, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015
200.0	0.68%	December 2014

September 30, 2013
Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reals (BRL) was BRL 1.5 million and BRL 2.1 million (or approximately $0.7 million and $0.9 million) at March 31, 2014 and September 30, 2013, respectively. These foreign exchange contracts have maturities of 24 months or less.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of sales for those instruments related to the provision of their respective services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $74.4 million and $171.8 million at March 31, 2014 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $43.0 million and $174.2 million at March 31, 2014 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 3.8 million and BRL 4.0 million (or approximately $1.7 million and $1.8 million) at March 31, 2014 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 3.8 million and BRL 8.2 million (or approximately $1.7 million and $3.6 million) at March 31, 2014 and September 30, 2013, respectively.

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

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Mar 31, 2014	Sep 30, 2013
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$0.1	$0.1
Interest rate swap agreements	Other non-current assets	1.4	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.5	1.6
Total		$3.0	$1.7
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$3.5	$2.6
Interest rate swap agreements	Other long-term liabilities	0.5	1.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	0.8	1.5
Total		$4.8	$5.2

At March 31, 2014, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $2.4 million, of which $3.4 million is expected to be reclassified from accumulated other comprehensive loss to interest expense, net within the next 12 months. At March 31, 2014, the effective portion of the Company’s foreign currency options designated as cash flow hedges before tax effect were immaterial.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended Mar 31,		Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Six Months Ended Mar 31,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$—	$—	$(0.3)	$—

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended Mar 31,		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Six Months Ended Mar 31,
	Location	2014	2013	2014	2013
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(0.7)	$(0.8)	$(1.5)	$(1.5)

		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended Mar 31,		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Six Months Ended Mar 31,
	Location	2014	2013	2014	2013
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$—	$—	$—	$0.1

(1)   Losses related to the ineffective portion of the hedges were not material in all periods presented.

The gain recognized in accumulated other comprehensive loss from the Company’s foreign currency options was immaterial for the six months ended March 31, 2014 and 2013. The gain reclassified from accumulated other comprehensive loss into income from the foreign currency options was immaterial in any of the periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Three Months Ended Mar 31,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Six Months Ended Mar 31,
	Location	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$1.6	$1.1	$(0.6)	$0.1
Option contracts	Other (expense) income	—	(0.3)	—	(0.4)
		$1.6	$0.8	$(0.6)	$(0.3)

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the six months ended March 31, 2014 and 2013, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 2)
Foreign currency options	$0.1	$0.1
Interest rate swap agreements	1.4	1.4
Foreign currency forward contracts	1.5	1.5
Total assets	$3.0	$3.0

Interest rate swap agreements	$4.0	$4.0
Foreign currency forward contracts	0.8	0.8
Total liabilities	$4.8	$4.8

	September 30, 2013	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.6	1.6
Total assets	$1.7	$1.7

Interest rate swap agreements	$3.7	$3.7
Foreign currency forward contracts	1.5	1.5
Total liabilities	$5.2	$5.2

11.       Share-based Payments

The fair value of the Company’s employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures.

Stock option activity for the six months ended March 31, was as follows:

	2014		2013
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	1.6	$24.73	2.5	$22.81
Options granted	0.6	31.62	—	—
Options exercised	(0.2)	21.93	(0.5)	16.99
Options forfeited or expired	(0.1)	26.74	(0.2)	26.93
Outstanding at March 31	1.9	27.42	1.8	24.21

Vested and expected to vest in the future as of March 31	1.9	$27.42	1.8	$24.19

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a two or three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. Total compensation expense related to share-based payments was $21.2 million and $18.2 million during the six months ended March 31, 2014 and 2013, respectively. Unrecognized compensation expense related to total share-based payments outstanding was $88.9 million and $52.6 million as of March 31, 2014 and September 30, 2013, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $0.6 million and $1.2 million for the six months ended March 31, 2014 and 2013, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

12.       Income Taxes

The Company’s effective tax rate was 28.1% and 22.1% for the six months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate is lower than the federal statutory rate of 35.0% primarily due to the tax rate differential on foreign earnings where the statutory rates are generally lower than the federal statutory rate. Our effective tax rate fluctuates from quarter to quarter due to several factors including the change in the mix of foreign and domestic earnings, tax law changes, outcomes of administrative audits, changes in our assessment of valuation allowances and other tax contingencies.

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

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(in millions)
Denominator for basic earnings per share	97.0	100.4	96.7	102.8
Potential common shares	1.3	1.4	1.3	1.1
Denominator for diluted earnings per share	98.3	101.8	98.0	103.9

EPS includes the effect of repurchased shares, which are discussed in Note 3 herein. For the six months ended March 31, 2014 and 2013, options excluded from the calculation of potential common shares were not significant.

14.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2014	September 30, 2013
	(in millions)
Accrued salaries and benefits	$360.3	$410.6
Accrued contract costs	385.7	404.2
Other accrued expenses	77.8	100.5
	$823.8	$915.3

Accrued contract costs above include balances related to professional liability accruals of $121.1 million and $121.3 million as of March 31, 2014 and September 30, 2013, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	March 31, 2014	September 30, 2013
	(in millions)
Pension liabilities (Note 7)	$186.6	$192.7
Reserve for uncertain tax positions	59.2	60.2
Other	198.5	196.0
	$444.3	$448.9

15.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2014 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2013	$(193.8)	$(91.6)	$(1.8)	$(287.2)
Other comprehensive income before reclassification	(1.1)	2.2	(0.1)	1.0
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.5	—	—	1.5
Cash flow hedge losses, net of tax	—	—	0.4	0.4
Balances at March 31, 2014	$(193.4)	$(89.4)	$(1.5)	$(284.3)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive income before reclassification	(3.6)	(23.0)	(0.2)	(26.8)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.0	—	—	3.0
Cash flow hedge losses, net of tax	—	—	0.8	0.8
Balances at March 31, 2014	$(193.4)	$(89.4)	$(1.5)	$(284.3)

Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014
Cash flow hedges(1)	$0.7	$1.5
Taxes	(0.3)	(0.7)
Cash flow hedges, net of tax	$0.4	$0.8

Actuarial losses(2)	$2.2	$4.3
Taxes	(0.7)	(1.3)
Actuarial losses, net of tax	$1.5	$3.0

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At March 31, 2014, the Company was contingently liable in the amount of approximately $285.1 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

Additionally, on April 20, 2012, GLS received a subpoena from the Office of the Inspector General of the U.S. Department of Defense requesting documentation related to the same contract with the United States Army. GLS responded to the government’s request and cooperated in the government’s investigation.

In February 2014, GLS received a demand letter from the U.S. Army finding that GLS staff had performed to the client’s satisfaction during the contract performance and determining that substantially all of the withheld payments would be released to GLS. The payments have since been made to GLS and the above described matters have been resolved.

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

AECOM Australia intends to vigorously defend the claims brought against it. However, if these matters are not resolved in AECOM Australia’s favor, it could have a material adverse effect on the Company’s results of operations. The potential range of loss and the resolution of this matter cannot be determined at this time primarily due to the early stage of the litigation.

Hawaii Project

The U.S. Attorney’s Office (USAO) informed the Company in May 2011 that the USAO and the U.S. Environmental Protection Agency were investigating potential criminal charges in connection with services a subsidiary of the Company provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. The services performed by the subsidiary included the preparation of a pollution control plan, which the operator used to obtain permits necessary for the operation of the landfill. The USAO investigated whether flooding at the landfill that resulted in the discharge of waste materials and storm water into the Pacific Ocean in December 2010 and January 2011 was due in part to reliance on information contained in the plan prepared by a subsidiary of the Company.

In April 2014, the subsidiary entered into a non-prosecution agreement with the USAO and Department of Justice. As part of the agreement, the subsidiary agreed to pay $1.35 million, with a portion of the amount designated as a community service payment to a nonprofit organization to be identified by USAO.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended March 31, 2014:
Revenue	$1,683.6	$188.6	$—	$1,872.2
Revenue, net of other direct costs(1)	1,088.1	92.1	—	1,180.2
Gross profit	85.3	2.1	—	87.4
Equity in earnings of joint ventures	0.3	7.1	—	7.4
General and administrative expenses	—	—	(26.4)	(26.4)
Operating income	85.6	9.2	(26.4)	68.4

Gross profit as a % of revenue	5.1%	1.1%	—	4.7%
Gross profit as a % of revenue, net of other direct costs(1)	7.8%	2.3%	—	7.4%

Three Months Ended March 31, 2013:
Revenue	$1,765.9	$223.7	$—	$1,989.6
Revenue, net of other direct costs(1)	1,110.3	141.6	—	1,251.9
Gross profit	92.2	7.7	—	99.9
Equity in earnings of joint ventures	4.1	3.8	—	7.9
General and administrative expenses	—	—	(27.3)	(27.3)
Operating income	96.3	11.5	(27.3)	80.5

Gross profit as a % of revenue	5.2%	3.4%	—	5.0%
Gross profit as a % of revenue, net of other direct costs(1)	8.3%	5.4%	—	8.0%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Six Months Ended March 31, 2014:
Revenue	$3,453.8	$372.3	$—	$3,826.1
Revenue, net of other direct costs(1)	2,129.7	202.0	—	2,331.7
Gross profit	145.2	20.4	—	165.6
Equity in earnings of joint ventures	34.5	9.0	—	43.5
General and administrative expenses	—	—	(50.3)	(50.3)
Operating income	179.7	29.4	(50.3)	158.8

Gross profit as a % of revenue	4.2%	5.5%	—	4.3%
Gross profit as a % of revenue, net of other direct costs(1)	6.8%	10.1%	—	7.1%

Six Months Ended March 31, 2013:
Revenue	$3,537.1	$469.8	$—	$4,006.9
Revenue, net of other direct costs(1)	2,204.1	292.8	—	2,496.9
Gross profit	161.4	16.6	—	178.0
Equity in earnings of joint ventures	9.4	4.4	—	13.8
General and administrative expenses	—	—	(49.4)	(49.4)
Operating income	170.8	21.0	(49.4)	142.4

Gross profit as a % of revenue	4.6%	3.5%	—	4.4%
Gross profit as a % of revenue, net of other direct costs(1)	7.3%	5.7%	—	7.1%

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

Overview

We are a leading global provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 43,400 employees.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in millions)
Other Financial Data:
Revenue	$1,872.2	$1,989.6	$3,826.1	$4,006.9
Other direct costs(1)	692.0	737.7	1,494.4	1,510.0
Revenue, net of other direct costs(1)	1,180.2	1,251.9	2,331.7	2,496.9
Cost of revenue, net of other direct costs(1)	1,092.8	1,152.0	2,166.1	2,318.9
Gross profit	87.4	99.9	165.6	178.0
Equity in earnings of joint ventures	7.4	7.9	43.5	13.8
General and administrative expenses	(26.4)	(27.3)	(50.3)	(49.4)
Income from operations	$68.4	$80.5	$158.8	$142.4

Reconciliation of Cost of Revenue:
Other direct costs	$692.0	$737.7	$1,494.4	$1,510.0
Cost of revenue, net of other direct costs	1,092.8	1,152.0	2,166.1	2,318.9
Cost of revenue	$1,784.8	$1,889.7	$3,660.5	$3,828.9

(1)         Non-GAAP measure

Results of Operations

Three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenue	$1,872.2	$1,989.6	$(117.4)	(5.9)%	$3,826.1	$4,006.9	$(180.8)	(4.5)%
Other direct costs	692.0	737.7	(45.7)	(6.2)	1,494.4	1,510.0	(15.6)	(1.0)
Revenue, net of other direct costs	1,180.2	1,251.9	(71.7)	(5.7)	2,331.7	2,496.9	(165.2)	(6.6)
Cost of revenue, net of other direct costs	1,092.8	1,152.0	(59.2)	(5.1)	2,166.1	2,318.9	(152.8)	(6.6)
Gross profit	87.4	99.9	(12.5)	(12.5)	165.6	178.0	(12.4)	(7.0)
Equity in earnings of joint ventures	7.4	7.9	(0.5)	(6.3)	43.5	13.8	29.7	215.2
General and administrative expenses	(26.4)	(27.3)	0.9	(3.3)	(50.3)	(49.4)	(0.9)	1.8
Income from operations	68.4	80.5	(12.1)	(15.0)	158.8	142.4	16.4	11.5
Other (expense) income	(0.2)	0.1	(0.3)	n/m *	(0.2)	0.8	(1.0)	n/m *
Interest expense	(10.5)	(11.9)	1.4	(11.8)	(20.9)	(22.8)	1.9	(8.3)
Income before income tax expense	57.7	68.7	(11.0)	(16.0)	137.7	120.4	17.3	14.4
Income tax expense	15.2	14.0	1.2	8.6	38.7	26.7	12.0	44.9
Net income	42.5	54.7	(12.2)	(22.3)	99.0	93.7	5.3	5.7
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(2.3)	(0.9)	(1.4)	155.6	(2.4)	(1.8)	(0.6)	33.3
Net income attributable to AECOM	$40.2	$53.8	$(13.6)	(25.3)%	$96.6	$91.9	$4.7	5.1%

*  n/m — not meaningful

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	92.6	92.0	92.9	92.9
Gross margin	7.4	8.0	7.1	7.1
Equity in earnings of joint ventures	0.6	0.6	1.9	0.6
General and administrative expense	(2.2)	(2.2)	(2.2)	(2.0)
Income from operations	5.8	6.4	6.8	5.7
Other (expense) income	0.0	0.0	0.0	0.0
Interest expense	(0.9)	(0.9)	(0.9)	(0.9)
Income before income tax expense	4.9	5.5	5.9	4.8
Income tax expense	1.3	1.1	1.7	1.0
Net income	3.6	4.4	4.2	3.8
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.2)	(0.1)	(0.1)	(0.1)
Net income attributable to AECOM	3.4%	4.3%	4.1%	3.7%

Revenue

Our revenue for the three months ended March 31, 2014 decreased $117.4 million, or 5.9%, to $1,872.2 million as compared to $1,989.6 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2014 decreased $180.8 million, or 4.5%, to $3,826.1 million as compared to $4,006.9 million for the corresponding period last year.

The decrease in revenue for the three months ended March 31, 2014 was primarily attributable to decreases in the Americas engineering and program management services of approximately $130 million, Australia of approximately $40 million, and our MSS segment of $35 million, as noted below, offset by an increase in the Europe, Middle East, and Africa region of $90 million, including $40 million in revenue provided by AECOM Arabia.

The decrease in revenue for the six months ended March 31, 2014 was primarily attributable to decreases in the Americas engineering and program management services of approximately $180 million, Australia of approximately $120 million, and our MSS segment of $97 million, as noted below. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $140 million, including $40 million provided by AECOM Arabia, and an increase in the Americas construction services of approximately $90 million.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended March 31, 2014 decreased $71.7 million, or 5.7%, to $1,180.2 million as compared to $1,251.9 million for the corresponding period last year.

Our revenue, net of other direct costs, for the six months ended March 31, 2014 decreased $165.2 million, or 6.6%, to $2,331.7 million as compared to $2,496.9 million for the corresponding period last year.

The decrease in revenue, net of other direct costs, for the three months ended March 31, 2014 was primarily due to decreases in our MSS segment of $49 million, as noted below, and in the Americas engineering and program management services and Australia of approximately $50 million and $30 million, respectively. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $70 million, including revenue, net of other direct costs provided by AECOM Arabia of $30 million.

The decrease in revenue, net of other direct costs, for the six months ended March 31, 2014 was primarily due to decreases in our MSS segment of $91 million, as noted below, and in the Americas engineering and program management services and Australia of approximately $90 million and $70 million, respectively. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $90 million, including revenue, net of other direct costs provided by AECOM Arabia of $30 million.

Gross Profit

Our gross profit for the three months ended March 31, 2014 decreased $12.5 million, or 12.5%, to $87.4 million as compared to $99.9 million for the corresponding period last year. For the three months ended March 31, 2014, gross profit, as a percentage of revenue, net of other direct costs, decreased to 7.4% from 8.0% for the three months ended March 31, 2013.

Our gross profit for the six months ended March 31, 2014 decreased $12.4 million, or 7.0%, to $165.6 million as compared to $178.0 million for the corresponding period last year. For the six months ended March 31, 2014 and 2013, gross profit, as a percentage of revenue, net of other direct costs, was 7.1%.

The decreases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three and six months ended March 31, 2014 were primarily due to the reasons discussed within the reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2014 decreased $0.5 million, or 6.3%, to $7.4 million as compared to $7.9 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2014 increased $29.7 million, or 215.2%, to $43.5 million as compared to $13.8 million in the corresponding period last year.

The increase in earnings of joint ventures for the six months ended March 31, 2014 was primarily due to a $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in the Company’s PTS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 6 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2014 decreased $0.9 million, or 3.3%, to $26.4 million as compared to $27.3 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses was 2.2% for the three months ended March 31, 2014 and 2013.

Our general and administrative expenses for the six months ended March 31, 2014 increased $0.9 million, or 1.8%, to $50.3 million as compared to $49.4 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 2.2% for the six months ended March 31, 2014 from 2.0% for the six months ended March 31, 2013.

Other Income/Expense

Our other expense for the three months ended March 31, 2014 increased $0.3 million to $0.2 million as compared to other income of $0.1 million for the three months ended March 31, 2013.

Our other expense for the six months ended March 31, 2014 increased $1.0 million to $0.2 million as compared to other income of $0.8 million for the six months ended March 31, 2013.

Interest Expense

Our interest expense for the three months ended March 31, 2014 decreased $1.4 million to $10.5 million as compared to $11.9 million for the three months ended March 31, 2013.

Our interest expense for the six months ended March 31, 2014 decreased $1.9 million to $20.9 million as compared to $22.8 million for the six months ended March 31, 2013.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2014 increased $1.2 million, or 8.6%, to $15.2 million as compared to $14.0 million for the three months ended March 31, 2013.

Our income tax expense for the six months ended March 31, 2014 increased $12.0 million, or 44.9%, to $38.7 million as compared to $26.7 million for the six months ended March 31, 2013.

The increase in income tax expense for the six months ended March 31, 2014 was primarily due to the gain recognized on the change in control of the unconsolidated joint venture discussed above.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $40.2 million and $96.6 million for the three and six months ended March 31, 2014, respectively, as compared to net income attributable to AECOM of $53.8 million and $91.9 million for the three and six months ended March 31, 2013, respectively.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenue	$1,683.6	$1,765.9	$(82.3)	(4.7)%	$3,453.8	$3,537.1	$(83.3)	(2.4)%
Other direct costs	595.5	655.6	(60.1)	(9.2)	1,324.1	1,333.0	(8.9)	(0.7)
Revenue, net of other direct costs	1,088.1	1,110.3	(22.2)	(2.0)	2,129.7	2,204.1	(74.4)	(3.4)
Cost of revenue, net of other direct costs	1,002.8	1,018.1	(15.3)	(1.5)	1,984.5	2,042.7	(58.2)	(2.8)
Gross profit	$85.3	$92.2	$(6.9)	(7.5)%	$145.2	$161.4	$(16.2)	(10.0)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	92.2	91.7	93.2	92.7
Gross profit	7.8%	8.3%	6.8%	7.3%

Revenue

Revenue for our PTS segment for the three months ended March 31, 2014 decreased $82.3 million, or 4.7%, to $1,683.6 million as compared to $1,765.9 million for the corresponding period last year.

Revenue for our PTS segment for the six months ended March 31, 2014 decreased $83.3 million, or 2.4%, to $3,453.8 million as compared to $3,537.1 million for the corresponding period last year.

The decrease in revenue for the three months ended March 31, 2014 was primarily attributable to decreases in Americas engineering and program management services of approximately $130 million and Australia of approximately $40 million, offset by an increase in the Europe, Middle East, and Africa region of $90 million, including $40 million in revenue provided by AECOM Arabia.

The decrease in revenue for the six months ended March 31, 2014 was primarily attributable to decreases in Americas engineering and program management services of approximately $180 million and Australia of approximately $120 million. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $140 million, including $40 million provided by AECOM Arabia, and an increase in Americas construction services of approximately $90 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended March 31, 2014 decreased $22.2 million, or 2.0%, to $1,088.1 million as compared to $1,110.3 million for the corresponding period last year.

Revenue, net of other direct costs, for our PTS segment for the six months ended March 31, 2014 decreased $74.4 million, or 3.4%, to $2,129.7 million as compared to $2,204.1 million for the corresponding period last year.

The decrease in revenue, net of other direct costs, for the three months ended March 31, 2014 was primarily due to decreases in the Americas engineering and program management services and Australia of approximately $50 million and $30 million, respectively. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $70 million, including revenue, net of other direct costs provided by AECOM Arabia of approximately $30 million.

The decrease in revenue, net of other direct costs, for the six months ended March 31, 2014 was primarily due to decreases in the Americas engineering and program management services and Australia of approximately $90 million and $70 million, respectively. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $90 million, including revenue, net of other direct costs provided by AECOM Arabia of $30 million.

Gross Profit

Gross profit for our PTS segment for the three months ended March 31, 2014 decreased $6.9 million, or 7.5%, to $85.3 million as compared to $92.2 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit decreased to 7.8% of revenue, net of other direct costs, for the three months ended March 31, 2014 from 8.3% in the corresponding period last year.

Gross profit for our PTS segment for the six months ended March 31, 2014 decreased $16.2 million, or 10.0%, to $145.2 million as compared to $161.4 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit decreased to 6.8% of revenue, net of other direct costs, for the six months ended March 31, 2014 from 7.3% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three and six months ended March 31, 2014 was primarily attributable to a decline in revenue in Americas engineering and program management services, as discussed above, partially offset by the collection of a previously reserved receivable.

Management Support Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenue	$188.6	$223.7	$(35.1)	(15.7)%	$372.3	$469.8	$(97.5)	(20.8)%
Other direct costs	96.5	82.1	14.4	17.5	170.3	177.0	(6.7)	(3.8)
Revenue, net of other direct costs	92.1	141.6	(49.5)	(35.0)	202.0	292.8	(90.8)	(31.0)
Cost of revenue, net of other direct costs	90.0	133.9	(43.9)	(32.8)	181.6	276.2	(94.6)	(34.3)
Gross profit	$2.1	$7.7	$(5.6)	(72.7)%	$20.4	$16.6	$3.8	22.9%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	97.7	94.6	89.9	94.3
Gross profit	2.3%	5.4%	10.1%	5.7%

Revenue

Revenue for our MSS segment for the three months ended March 31, 2014 decreased $35.1 million, or 15.7%, to $188.6 million as compared to $223.7 million for the corresponding period last year.

Revenue for our MSS segment for the six months ended March 31, 2014 decreased $97.5 million, or 20.8%, to $372.3 million as compared to $469.8 million for the corresponding period last year.

The decreases in revenue for the three and six months ended March 31, 2014 were primarily due to decreased services provided to the U.S. government in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended March 31, 2014 decreased $49.5 million, or 35.0%, to $92.1 million as compared to $141.6 million for the corresponding period last year.

Revenue, net of other direct costs, for our MSS segment for the six months ended March 31, 2014 decreased $90.8 million, or 31.0%, to $202.0 million as compared to $292.8 million for the corresponding period last year.

The decreases in revenue, net of other direct costs, for the three and six months ended March 31, 2014 were primarily due to decreased services provided to the U.S. government in the Middle East.

Gross Profit

Gross profit for our MSS segment for the three months ended March 31, 2014 decreased $5.6 million, or 72.7%, to $2.1 million as compared to $7.7 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit decreased to 2.3% of revenue, net of other direct costs, for the three months ended March 31, 2014 from 5.4% in the corresponding period last year.

Gross profit for our MSS segment for the six months ended March 31, 2014 increased $3.8 million, or 22.9%, to $20.4 million as compared to $16.6 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 10.1% of revenue, net of other direct costs, for the six months ended March 31, 2014 from 5.7% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three months ended March 31, 2014 was primarily due to decreased services provided to the U.S. government in the Middle East.

The increase in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the six months ended March 31, 2014 was primarily due to the collection of a previously reserved Libya-related project receivable, partially offset by decreased services provided to the U.S. government in the Middle East.

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

At March 31, 2014, cash and cash equivalents were $502.5 million, a decrease of $98.2 million, or 16.3%, from $600.7 million at September 30, 2013. The decrease in cash and cash equivalents was primarily attributable to net repayments of borrowings under credit agreements, cash payments for stock repurchases, capital expenditures, and investments, including joint ventures, partially offset by cash provided by operating activities.

Net cash provided by operating activities was $106.0 million for the six months ended March 31, 2014, a decrease of $46.3 million, or 30.4%, from $152.3 million for the six months ended March 31, 2013. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the six months ended March 31, 2014 provided a net benefit of $39.3 million as compared to $55.8 million during the six months ended March 31, 2013. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $53.8 million for the six months ended March 31, 2014, compared with $82.0 million for the six months ended March 31, 2013. This decrease was primarily attributable to a $38.9 million decrease in payments for business acquisitions, net of cash acquired, coupled with $19.0 million of cash acquired from the consolidation of a joint venture, partially offset by an increase in the net investment in joint ventures and other investments of $21.1 million.

Net cash used in financing activities was $144.9 million for the six months ended March 31, 2014, compared with $31.4 million for the six months ended March 31, 2013. The increase was primarily attributable to an increase in net repayments and borrowings under credit agreements of $319.9 million and an increase in distributions to noncontrolling interests of $11.6 million, partially offset by a decrease in payments to repurchase common stock under the Repurchase Program of $219.5 million.

Working Capital

Working capital, or current assets less current liabilities, decreased $55.9 million, or 5.2%, to $1,022.2 million at March 31, 2014 from $1,078.1 million at September 30, 2013. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $20.7 million, or 1.0%, to $1,999.1 million at March 31, 2014.

Accounts receivable decreased 0.1%, or $1.3 million, to $2,341.0 million at March 31, 2014 from $2,342.3 million at September 30, 2013.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts was 97 days at March 31, 2014 compared to 88 days at September 30, 2013.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there were no significant net receivables related to contract claims as of March 31, 2014 and September 30, 2013. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	March 31, 2014	September 30, 2013
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	262.0	260.2
Unsecured revolving credit facility	32.8	114.7
Other debt	46.4	48.4
Total debt	1,091.2	1,173.3
Less: Current portion of debt and short-term borrowings	(82.3)	(84.3)
Long-term debt, less current portion	$1,008.9	$1,089.0

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2014:

Fiscal Year
2014 (six months remaining)	$82.0
2015	38.7
2016	38.0
2017	37.7
2018	600.0
Thereafter	294.8
Total	$1,091.2

Unsecured Term Credit Agreement

In June 2013, we entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. We used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the six months ended March 31, 2014 and 2013, the average interest rate of our term loan facility was 1.69% and 2.01%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. We may, at our option, prepay the loans at any time, without penalty. Our obligations under the Term Credit Agreement are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $87.0 million and $85.2 million at March 31, 2014 and September 30, 2013, respectively. The fair value of our unsecured senior notes was approximately $279.1 million and $269.4 million at March 31, 2014 and September 30, 2013, respectively. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees. We may prepay the notes at any time at their called principal amount, together with any accrued and unpaid interest, plus a make-whole premium.

Unsecured Revolving Credit Facility

In January 2014, we entered into a Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which provides for a borrowing capacity of $1.05 billion. The Revolving Credit Agreement expires on January 29, 2019, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions including the absence of any event of default. We may request an increase in capacity of up to a total of $1.25 billion, subject to certain conditions including the absence of any event of default. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for the Eurocurrency Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.350% on any unused commitment. At March 31, 2014 and September 30, 2013, $32.8 million and $114.7 million, respectively, were outstanding under our revolving credit facility. At March 31, 2014 and September 30, 2013, outstanding standby letters of credit totaled $30.9 million and $35.5 million, respectively, under our revolving credit facility. As of March 31, 2014, we had $986.3 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per our debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of March 31, 2014, our most restrictive consolidated leverage ratio under our debt agreements was 2.52, which did not exceed our maximum consolidated leverage ratio permitted under our debt agreements of 3.0.

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

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of March 31, 2014, this amount was $2.1 billion, which exceeds the calculated threshold of $1.6 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At March 31, 2014 and September 30, 2013, we were in compliance with all such covenants.

Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the six months ended March 31, 2014 and 2013 was 2.8% and 3.0%, respectively.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At March 31, 2014 and September 30, 2013, these outstanding standby letters of credit totaled $254.2 million and $236.4 million, respectively. As of March 31, 2014, we had $337.2 million available under these unsecured credit facilities.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2014, there was approximately $285.1 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the six months ended March 31, 2014 were $2.3 million for U.S. plans and $8.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

Global Linguists Solutions Joint Venture

On October 5, 2011 and February 8, 2012, the U.S. Defense Contract Audit Agency (DCAA) issued DCAA Forms 1 questioning costs incurred by Global Linguists Solutions (GLS), an equity method joint venture, of which McNeil Technologies Inc., which we acquired in August 2010, is an interest holder. The questioned costs were incurred by GLS during fiscal 2009, a period prior to the acquisition. Specifically, the DCAA questioned direct labor, associated burdens, and fees billed to the U.S. government under a contract for the U.S. Army for linguists that allegedly did not meet specific contract requirements. As a result of the issuance of the DCAA Forms 1, the U.S. government has withheld approximately $19 million from payments on current year billings pending final resolution.

Additionally, on April 20, 2012, GLS received a subpoena from the Office of the Inspector General of the U.S. Department of Defense requesting documentation related to the same contract with the United States Army. GLS responded to the government’s request and cooperated in the government’s investigation.

In February 2014, GLS received a demand letter from the U.S. Army finding that GLS staff had performed to the client’s satisfaction during the contract performance and determining that substantially all of the withheld payments would be released to GLS. The payments have since been made to GLS and the above described matters have been resolved.

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

AECOM Australia intends to vigorously defend the claims brought against it. However, if these matters are not resolved in AECOM Australia’s favor, it could have a material adverse effect on our results of operations. The potential range of loss and the resolution of this matter cannot be determined at this time primarily due to the early stage of the litigation.

Hawaii Project

The U.S. Attorney’s Office (USAO) informed the Company in May 2011 that the USAO and the U.S. Environmental Protection Agency were investigating potential criminal charges in connection with services our subsidiary provided to the operator of the Waimanalo Gulch Sanitary Landfill in Hawaii. The services performed by our subsidiary included the preparation of a pollution control plan, which the operator used to obtain permits necessary for the operation of the landfill. The USAO investigated whether flooding at the landfill that resulted in the discharge of waste materials and storm water into the Pacific Ocean in December 2010 and January 2011 was due in part to reliance on information contained in the plan prepared by our subsidiary.

In April 2014, our subsidiary entered into a non-prosecution agreement with the USAO and Department of Justice. As part of the agreement, our subsidiary agreed to pay $1.35 million, with a portion of the amount designated as a community service payment to a nonprofit organization to be identified by USAO.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2014 and September 30, 2013, we had $782.8 million and $864.7 million, respectively, in outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.0% to 2.5%. For the six months ended March 31, 2014, our weighted average floating rate borrowings were $470.4 million, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased or decreased by 1%, our interest expense for the six months ended March 31, 2014 would have increased or decreased by $2.4 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2014 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted below, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 16, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. The resolution of these matters are subject to inherent uncertainty, and it is reasonably possible that resolution of any of these outstanding matters could have a material adverse effect on us. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. For example, as discussed elsewhere in this report, the U.S. Defense Contract Audit Agency (DCAA) issued DCAA Forms 1 questioning costs incurred during fiscal 2009 by Global Linguists Solutions, a joint venture that includes McNeil Technologies, Inc., in the performance of U.S. government contracts. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.0 billion as of March 31, 2014. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

In certain circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. Although we have not suffered material impacts to our results of operations due to any schedule or performance issues for the periods presented in this report, material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industry and client base.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, Ireland, and Canada. At March 31, 2014, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $186.6 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At March 31, 2014, our contracted backlog was approximately $10.0 billion and our awarded backlog was approximately $10.2 billion for a total backlog of $20.2 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for uncommitted bond facilities and new indebtedness, replace our existing revolving and term credit agreements on or before their respective expirations in 2019 and 2018 or obtain funding through the issuance of our securities. We use credit facilities to support our working capital and acquisition needs. There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

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

All of our debt agreements relating to our unsecured revolving credit facility, unsecured term credit agreements, and unsecured senior notes require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a required threshold. As of March 31, 2014, our consolidated leverage ratio was 2.52, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of March 31, 2014, our net worth was $2.1 billion, which exceeds the required threshold of $1.6 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

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

•                  advance notice requirements for stockholder proposals and nominations for election to our Board of Directors; and

•                  prohibitions on our stockholders from acting by written consent and limitations on calling special meetings

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

During the three-month period ended March 31, 2014, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

78,633 shares of our common stock to the shareholders of privately-held companies in connection with our acquisition of the companies.

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

No shares were repurchased during the three months ended March 31, 2014.

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

AECOM TECHNOLOGY CORPORATION

Date: May 6, 2014	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Chief Financial Officer