Form 10-Q
period 2014-06-30
AECOM TECHNOLOGY CORP
filed 2014-08-06
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 24, 2014, 99,479,685 shares of the registrant’s common stock were outstanding.

AECOM TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419,248	$450,328
Cash in consolidated joint ventures	90,899	150,349
Total cash and cash equivalents	510,147	600,677
Accounts receivable—net	2,431,517	2,342,262
Prepaid expenses and other current assets	150,842	168,714
Income taxes receivable	9,355	—
Deferred tax assets—net	19,949	19,949
TOTAL CURRENT ASSETS	3,121,810	3,131,602
PROPERTY AND EQUIPMENT—NET	278,780	270,672
DEFERRED TAX ASSETS—NET	117,090	143,478
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	133,766	106,422
GOODWILL	1,896,371	1,811,754
INTANGIBLE ASSETS—NET	86,717	83,149
OTHER NON-CURRENT ASSETS	119,208	118,546
TOTAL ASSETS	$5,753,742	$5,665,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$27,922	$29,578
Accounts payable	704,981	725,389
Accrued expenses and other current liabilities	930,693	915,282
Income taxes payable	—	6,127
Billings in excess of costs on uncompleted contracts	351,724	322,486
Current portion of long-term debt	38,540	54,687
TOTAL CURRENT LIABILITIES	2,053,860	2,053,549
OTHER LONG-TERM LIABILITIES	439,446	448,920
LONG-TERM DEBT	976,963	1,089,060
TOTAL LIABILITIES	3,470,269	3,591,529

COMMITMENTS AND CONTINGENCIES (Note 16)

AECOM STOCKHOLDERS’ EQUITY:
Preferred stock, Class E—authorized, 20 shares; issued and outstanding, 1 and 2 shares as of June 30, 2014 and September 30, 2013, respectively; no par value, $1.00 liquidation preference value	—	—
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2014 and September 30, 2013; issued and outstanding 96,405,640 and 96,016,358 shares as of June 30, 2014 and September 30, 2013, respectively	964	960
Additional paid-in capital	1,848,344	1,809,627
Accumulated other comprehensive loss	(264,951)	(261,299)
Retained earnings	613,155	472,155
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,197,512	2,021,443
Noncontrolling interests	85,961	52,651
TOTAL STOCKHOLDERS’ EQUITY	2,283,473	2,074,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,753,742	$5,665,623

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$1,968,155	$2,067,490	$5,794,254	$6,074,408

Cost of revenue	1,859,615	1,935,676	5,520,109	5,764,633
Gross profit	108,540	131,814	274,145	309,775

Equity in earnings of joint ventures	5,896	4,094	49,415	17,855
General and administrative expenses	(22,904)	(24,010)	(73,198)	(73,365)
Income from operations	91,532	111,898	250,362	254,265

Other income	1,034	1,215	856	2,042
Interest expense	(9,797)	(11,719)	(30,722)	(34,495)
Income before income tax expense	82,769	101,394	220,496	221,812

Income tax expense	13,677	30,179	52,367	56,843
Net income	69,092	71,215	168,129	164,969
Noncontrolling interests in income of consolidated subsidiaries, net of tax	148	(460)	(2,301)	(2,294)
Net income attributable to AECOM	$69,240	$70,755	$165,828	$162,675

Net income attributable to AECOM per share:
Basic	$0.71	$0.71	$1.71	$1.60
Diluted	$0.70	$0.70	$1.69	$1.58

Weighted average shares outstanding:
Basic	97,483	99,257	96,933	101,482
Diluted	98,956	100,761	98,295	102,706

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$69,092	$71,215	$168,129	$164,969
Other comprehensive income, net of tax:
Unrealized (loss) gain on derivatives:
Unrealized holding (loss) gain on derivatives	(1,749)	258	(1,944)	262
Reclassification adjustments for losses included in net income	411	478	1,300	1,372
Net unrealized (loss) gain on derivatives, net of tax	(1,338)	736	(644)	1,634
Foreign currency translation adjustments	22,406	(63,404)	(1,231)	(98,282)
Pension adjustments, net of tax	(1,745)	445	(2,351)	4,991
Other comprehensive income (loss), net of tax	19,323	(62,223)	(4,226)	(91,657)
Comprehensive income, net of tax	88,415	8,992	163,903	73,312
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	140	(460)	(1,727)	(2,294)
Comprehensive income attributable to AECOM, net of tax	$88,555	$8,532	$162,176	$71,018

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,129	$164,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,470	71,371
Equity in earnings of unconsolidated joint ventures	(49,415)	(17,855)
Distribution of earnings from unconsolidated joint ventures	18,194	21,273
Non-cash stock compensation	25,986	27,404
Excess tax benefit from share-based payment	(626)	(1,754)
Foreign currency translation	1,933	(29,425)
Other	2,840	1,988
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,675)	95,452
Prepaid expenses and other assets	(1,110)	(18,259)
Accounts payable	(31,246)	(61,786)
Accrued expenses and other current liabilities	11,020	41,247
Billings in excess of costs on uncompleted contracts	12,234	(11,280)
Other long-term liabilities	(12,469)	(27,375)
Income taxes payable	(6,556)	(7,519)
Net cash provided by operating activities	185,709	248,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(659)	(37,269)
Cash acquired from consolidation of joint venture	18,955	—
Net investment in unconsolidated joint ventures	(50,395)	(17,914)
Sales (purchases) of investments	2,871	(20,169)
Payments for capital expenditures	(49,578)	(37,067)
Other	—	2,724
Net cash used in investing activities	(78,806)	(109,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,398,528	1,847,723
Repayments of borrowings under credit agreements	(1,547,557)	(1,748,366)
Proceeds from issuance of common stock	9,793	11,801
Proceeds from exercise of stock options	9,077	10,509
Payments to repurchase common stock under the Repurchase Program	(28,141)	(314,144)
Payments for other repurchases of common stock	(6,436)	(8,000)
Excess tax benefit from share-based payment	626	1,754
Net distributions to noncontrolling interests	(28,779)	(13,556)
Net cash used in financing activities	(192,889)	(212,279)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,544)	(12,662)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(90,530)	(86,185)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	600,677	593,776
CASH AND CASH EQUIVALENTS AT END OF PERIOD	510,147	$507,591

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$14,322

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

The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

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

In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This new guidance was effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. This guidance is effective for the Company’s fiscal year beginning October 1, 2014 and it is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued new accounting guidance that requires the presentation of unrecognized tax benefits as a reduction of the deferred tax assets, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance was effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This guidance is effective for the Company’s fiscal year beginning October 1, 2014 and it is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for the Company’s fiscal year beginning October 1, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

3.              Stock Repurchase Program

The Company’s Board of Directors have authorized a stock repurchase program (the Repurchase Program), the dollar value capacity of which has been authorized as follows:

Authorization Date	Increase in the Dollar Value Capacity	Maximum Dollar Value Capacity at the Authorization Date
	(amounts in millions)
August 2011	$200.0	$200.0
August 2012	$300.0	$500.0
January 2013	$500.0	$1,000.0

Share repurchases under the Repurchase Program can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. The Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million. As of June 30, 2014, $339.9 million was available for the repurchase of the Company’s common stock pursuant to the Repurchase Program. Repurchased shares are returned to treasury status, but remain authorized for registration and issuance in the future.

Accelerated Share Repurchase

In connection with the Repurchase Program, the Company entered into an agreement with a bank to repurchase 4.8 million shares for $100 million. The share repurchases occurred primarily in the quarter ended September 30, 2011.

Rule 10b5-1 Repurchase Plan and Open Market Purchases

In connection with the Repurchase Program, the Company has also repurchased a total of 22.6 million shares at an average price of $24.75 per share, for a total cost of $560.1 million.

4.              Business Acquisitions, Goodwill and Intangible Assets

The Company obtained control of an unconsolidated joint venture that resulted in its consolidation during the nine months ended June 30, 2014, as further discussed in Note 6. No other business acquisitions occurred during the nine months ended June 30, 2014.

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

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2014 and 2013 were as follows:

	September 30, 2013	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2014
	(in millions)
Professional Technical Services	$1,645.0	$5.0	$0.4	$79.2	$1,729.6
Management Support Services	166.8	—	—	—	166.8
Total	$1,811.8	$5.0	$0.4	$79.2	$1,896.4

	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	June 30, 2013
	(in millions)
Professional Technical Services	$1,608.6	$—	$(43.4)	$65.3	$1,630.5
Management Support Services	166.8	—	—	—	166.8
Total	$1,775.4	$—	$(43.4)	$65.3	$1,797.3

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2014 and September 30, 2013, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2014			September 30, 2013
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog	$104.3	$(95.0)	$9.3	$94.9	$(89.4)	$5.5	1 – 5
Customer relationships	158.6	(81.2)	77.4	147.1	(69.5)	77.6	10
Trademark / tradename	7.8	(7.8)	—	7.8	(7.8)	—	2
Total	$270.7	$(184.0)	$86.7	$249.8	$(166.7)	$83.1

Amortization expense of acquired intangible assets included within cost of revenue was $17.3 million and $16.1 million for the nine months ended June 30, 2014 and 2013, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2014 and for the succeeding years:

Fiscal Year	(in millions)
2014 (three months remaining)	$5.7
2015	21.7
2016	15.5
2017	13.0
2018	9.7
Thereafter	21.1
Total	$86.7

5.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
	(in millions)
Billed	$1,083.6	$1,177.6
Unbilled	1,240.2	1,076.8
Contract retentions	180.0	174.3
Total accounts receivable—gross	2,503.8	2,428.7
Allowance for doubtful accounts	(72.3)	(86.4)
Total accounts receivable—net	$2,431.5	$2,342.3

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of June 30, 2014 and September 30, 2013 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2014 or September 30, 2013.

The Company has sold trade receivables to financial institutions, of which $116.1 million and $100.2 million was outstanding as of June 30, 2014 and September 30, 2013, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	June 30, 2014	September 30, 2013
	(in millions)
Current assets	$236.2	$185.7
Non-current assets	109.3	—
Total assets	$345.5	$185.7

Current liabilities	$172.1	$38.9
Non-current liabilities	—	—
Total liabilities	172.1	38.9

Total AECOM equity	99.5	106.8
Noncontrolling interests	73.9	40.0
Total owners’ equity	173.4	146.8
Total liabilities and owners’ equity	$345.5	$185.7

Total revenue of the consolidated joint ventures was $380.2 million and $392.6 million for the nine months ended June 30, 2014 and 2013, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	June 30, 2014	September 30, 2013
	(in millions)
Current assets	$435.8	$525.5
Non-current assets	244.8	98.7
Total assets	$680.6	$624.2

Current liabilities	$337.8	$384.1
Non-current liabilities	48.3	17.5
Total liabilities	386.1	401.6

Joint venturers’ equity	294.5	222.6
Total liabilities and joint venturers’ equity	$680.6	$624.2

AECOM’s investment in joint ventures	$133.8	$106.4

Total revenue of the unconsolidated joint ventures was $1,455.3 million and $1,504.6 million for the nine months ended June 30, 2014 and 2013, respectively. Total gross profit, which also equates to net income, of the unconsolidated joint ventures was $39.1 million and $49.5 million for the nine months ended June 30, 2014 and 2013, respectively.

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2014	June 30, 2013
	(in millions)
Pass through joint ventures	$5.5	$4.8
Other joint ventures	44.0	13.1
Total	$49.5	$17.9

Included in equity in earnings above, the Company recorded a $37.4 million gain upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the nine months ended June 30, 2014. The Company obtained control of the joint venture through modifications to the joint venture’s operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture’s fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity included in the accompanying consolidated balance sheet at the acquisition date were $207.8 million and $48.1 million, respectively. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company’s PTS segment.

7.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended				Nine months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.2	$—	$0.2	$—	$0.5	$—	$0.7
Interest cost on projected benefit obligation	1.9	7.1	1.7	5.9	5.7	20.8	5.0	18.0
Expected return on plan assets	(2.1)	(6.6)	(2.1)	(5.6)	(6.3)	(19.5)	(6.4)	(17.1)
Amortization of prior service costs	—	(0.1)	—	—	—	(0.2)	—	(0.1)
Amortization of net loss	1.0	1.2	1.0	0.9	3.0	3.7	3.2	2.9
Settlement loss recognized	—	—	—	—	—	—	—	2.6
Net periodic (benefit) cost	$0.8	$1.8	$0.6	$1.4	$2.4	$5.3	$1.8	$7.0

The total amounts of employer contributions paid for the nine months ended June 30, 2014 were $3.6 million for U.S. plans and $12.3 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2014 are $1.3 million for U.S. plans and $4.1 million for non-U.S. plans. Included in other long-term liabilities on the Company’s consolidated balance sheet are net pension liabilities of $184.8 million and $192.7 million as of June 30, 2014 and September 30, 2013, respectively.

8.              Debt

Debt consisted of the following:

	June 30, 2014	September 30, 2013
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	262.9	260.2
Unsecured revolving credit facility	—	114.7
Other debt	30.5	48.4
Total debt	1,043.4	1,173.3
Less: Current portion of debt and short-term borrowings	(66.5)	(84.3)
Long-term debt, less current portion	$976.9	$1,089.0

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2014:

Fiscal Year
2014 (three months remaining)	$66.0
2015	38.7
2016	38.1
2017	37.7
2018	600.0
Thereafter	262.9
Total	$1,043.4

Unsecured Term Credit Agreement

In June 2013, the Company entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including lender approval. The Company used approximately $675 million of the proceeds from the loans to repay indebtedness under its prior term loan facility. The loans under the Term Credit Agreement bear interest, at the Company’s option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on the debt-to-earnings leverage ratio of the Company at the end of each fiscal quarter. For the nine months ended June 30, 2014 and 2013, the average interest rate of the Company’s term loan facility was 1.66% and 1.98%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. The Company may, at its option, prepay the loans at any time, without penalty. The Company’s obligations under the Term Credit Agreement are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees.

Unsecured Senior Notes

In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $87.9 million and $85.2 million at June 30, 2014 and September 30, 2013, respectively. The fair value of the Company’s unsecured senior notes was approximately $282.1 million and $269.4 million at June 30, 2014 and September 30, 2013, respectively. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company’s obligations under the notes are guaranteed by certain subsidiaries of the Company pursuant to one or more subsidiary guarantees. The Company may, at its option, prepay the notes at any time at their called principal amount, together with any accrued and unpaid interest, plus a make-whole premium.

Unsecured Revolving Credit Facility

In January 2014, the Company entered into a Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which provides for a borrowing capacity of $1.05 billion. The Revolving Credit Agreement expires January 29, 2019, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the Company’s option without prepayment or penalty, subject to certain conditions including the absence of any event of default. The Company may request an increase in capacity of up to a total of $1.25 billion, subject to certain conditions including the absence of any event of default. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at the Company’s option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for the Eurocurrency Rate loans is a range of 1.125% to 2.250%, both based on the Company’s debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.350% on any unused commitment. At June 30, 2014 and September 30, 2013, $0.0 million and $114.7 million, respectively, were outstanding under the Company’s revolving credit facility. At June 30, 2014 and September 30, 2013, outstanding standby letters of credit totaled $9.5 million and $35.5 million, respectively, under the revolving credit facility. As of June 30, 2014, the Company had $1,040.5 million available under its Revolving Credit Agreement.

Covenants and Restrictions

Under the Company’s debt agreements relating to its unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per the Company’s debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among the Company’s debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from acquisitions). As of June 30, 2014, the Company’s most restrictive consolidated leverage ratio under its debt agreements was 2.54, which did not exceed the Company’s maximum consolidated leverage ratio permitted under the Company’s debt agreements of 3.0.

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

Additionally, the Company’s unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of the Company and its subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires the Company to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company’s net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of June 30, 2014, this amount was $2.2 billion, which exceeds the calculated threshold of $1.7 billion.

Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At June 30, 2014 and September 30, 2013, the Company was in compliance with all such covenants.

The Company’s average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2014 and 2013 was 2.8% and 3.0%, respectively.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At June 30, 2014 and September 30, 2013, these outstanding standby letters of credit totaled $274.8 million and $236.4 million, respectively. As of June 30, 2014, the Company had $332.9 million available under these unsecured credit facilities.

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

The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in the accompanying consolidated statements of income as cost of revenue, interest expense or to accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company also uses foreign currency options designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to either interest expense when the interest expense on the variable rate debt is recognized, or to cost of revenue when the hedged revenues are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency options would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency options from the assessment of hedge effectiveness. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of revenue.

The notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

June 30, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015
200.0	0.68%	December 2014

September 30, 2013
Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

The notional principal of foreign currency options to purchase British Pounds (GBP) with Brazilian Reals (BRL) was BRL 1.1 million and BRL 2.1 million (or approximately $0.5 million and $0.9 million) at June 30, 2014 and September 30, 2013, respectively. These foreign exchange contracts have maturities of 12 months or less.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of revenue for those instruments related to the provision of their respective services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $93.8 million and $171.8 million at June 30, 2014 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $59.9 million and $174.2 million at June 30, 2014 and September 30, 2013, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 4.0 million (or approximately $1.8 million) at September 30, 2013. There were no foreign currency forward contracts to purchase GBP with BRL at June 30, 2014. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 4.1 million and BRL 8.2 million (or approximately $1.9 million and $3.6 million) at June 30, 2014 and September 30, 2013, respectively.

Other Derivatives

Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of a subsidiary. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item costs in cost of revenue. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of revenue. There was no such option contract outstanding during the periods presented.

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Jun 30, 2014	Sep 30, 2013
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$0.1	$0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.5	1.6
Total		$1.6	$1.7
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$4.3	$2.6
Interest rate swap agreements	Other long-term liabilities	0.4	1.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	0.8	1.5
Total		$5.5	$5.2

At June 30, 2014, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $4.6 million, of which $4.3 million is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At June 30, 2014, the effective portion of the Company’s foreign currency options designated as cash flow hedges before tax effect were immaterial.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Decrease/(Increase) in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended June 30,		Decrease/(Increase) in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Nine Months Ended June 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$(2.9)	$0.4	$(3.2)	$0.4

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended June 30,		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Nine Months Ended June 30,
	Location	2014	2013	2014	2013
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(0.7)	$(0.8)	$(2.3)	$(2.3)

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended June 30,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Nine Months Ended June 30,
	Location	2014	2013	2014	2013
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$—	$0.1	$—	$—

(1)         Losses related to the ineffective portion of the hedges were not material in all periods presented.

The gain recognized in accumulated other comprehensive loss from the Company’s foreign currency options was immaterial for the nine months ended June 30, 2014 and 2013. The gain reclassified from accumulated other comprehensive loss into income from the foreign currency options was immaterial in any of the periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Three Months Ended June 30,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Nine Months Ended June 30,
	Location	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$0.6	$(4.0)	$—	$(3.9)
Option contracts	Other income (expense)	—	0.1	—	(0.3)
		$0.6	$(3.9)	$—	$(4.2)

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the nine months ended June 30, 2014 and 2013, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.5	1.5
Total assets	$1.6	$1.6

Interest rate swap agreements	$4.7	$4.7
Foreign currency forward contracts	0.8	0.8
Total liabilities	$5.5	$5.5

	September 30, 2013	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.6	1.6
Total assets	$1.7	$1.7

Interest rate swap agreements	$3.7	$3.7
Foreign currency forward contracts	1.5	1.5
Total liabilities	$5.2	$5.2

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

Stock option activity for the nine months ended June 30 was as follows:

	2014		2013
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	1.6	$24.73	2.5	$22.81
Options granted	0.6	31.62	—	—
Options exercised	(0.4)	22.99	(0.6)	17.55
Options forfeited or expired	(0.1)	26.86	(0.2)	26.95
Outstanding at June 30	1.7	27.57	1.7	24.32

Vested and expected to vest in the future as of June 30	1.7	$27.57	1.7	$24.32

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives over a two or three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. Total compensation expense related to share-based payments was $26.0 million and $27.4 million during the nine months ended June 30, 2014 and 2013, respectively. Unrecognized compensation expense related to total share-based payments outstanding was $68.9 million and $52.6 million as of June 30, 2014 and September 30, 2013, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $0.6 million and $1.8 million for the nine months ended June 30, 2014 and 2013, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

12.      Income Taxes

The Company’s effective tax rate was 23.7% and 25.6% for the nine months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate is lower than the federal statutory rate of 35.0% primarily due to the tax rate differential on foreign earnings where the statutory rates are generally lower than the federal statutory rate. Our effective tax rate fluctuates from quarter to quarter due to several factors including the change in the mix of foreign and domestic earnings, tax law changes, outcomes of administrative audits, changes in our assessment of valuation allowances and other tax contingencies.

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

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Denominator for basic earnings per share	97.5	99.3	96.9	101.5
Potential common shares	1.5	1.5	1.4	1.2
Denominator for diluted earnings per share	99.0	100.8	98.3	102.7

EPS includes the effect of repurchased shares, which are discussed in Note 3 herein. For the nine months ended June 30, 2014 and 2013, options excluded from the calculation of potential common shares were not significant.

14.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2014	September 30, 2013
	(in millions)
Accrued salaries and benefits	$419.4	$410.6
Accrued contract costs	396.4	404.2
Other accrued expenses	114.9	100.5
	$930.7	$915.3

Accrued contract costs above include balances related to professional liability accruals of $117.7 million and $121.3 million as of June 30, 2014 and September 30, 2013, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

Other long-term liabilities consist of the following:

	June 30, 2014	September 30, 2013
	(in millions)
Pension liabilities (Note 7)	$184.8	$192.7
Reserve for uncertain tax positions	58.2	60.2
Other	196.4	196.0
	$439.4	$448.9

15.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2014 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2014	$(193.4)	$(89.4)	$(1.5)	$(284.3)
Other comprehensive income before reclassification	(3.3)	22.3	(1.6)	17.4
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.5	—	—	1.5
Cash flow hedge losses, net of tax	—	—	0.4	0.4
Balances at June 30, 2014	$(195.2)	$(67.1)	$(2.7)	$(265.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive income before reclassification	(6.9)	(0.7)	(1.9)	(9.5)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	4.5	—	—	4.5
Cash flow hedge losses, net of tax	—	—	1.3	1.3
Balances at June 30, 2014	$(195.2)	$(67.1)	$(2.7)	$(265.0)

Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Cash flow hedges(1)	$0.7	$2.3
Taxes	(0.3)	(1.0)
Cash flow hedges, net of tax	$0.4	$1.3

Actuarial losses(2)	$2.2	$6.5
Taxes	(0.7)	(2.0)
Actuarial losses, net of tax	$1.5	$4.5

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At June 30, 2014, the Company was contingently liable in the amount of approximately $284.3 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

AECOM Australia

In 2005 and 2006, the Company’s main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed certain special purpose vehicles (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and approximately an additional $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

KordaMentha, the receivers for the SPV and certain affiliated SPVs (the RCM Applicants), caused a lawsuit to be filed against AECOM Australia by the RCM Applicants in the Federal Court of Australia on May 14, 2012. Portigon AG (formerly WestLB AG), one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia against AECOM Australia on May 18, 2012. Separately, a class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012.

All of the lawsuits claim damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast.  The RCM Applicants have claimed damages of approximately $1.68 billion Australian dollars (including interest, as of March 31, 2014).  The damages claimed by Portigon as of June 17, 2014 were also recently quantified at approximately $76 million Australian dollars (including interest).  This claim is duplicative of damages already included in the RCM Applicants’ claim to the extent Portigon receives a portion of the RCM Applicants’ recovery.  The class action applicants claim that they represent investors who acquired approximately $155 million Australian dollars of securities.

AECOM Australia disputes the claimed entitlements to damages asserted by all applicants and is vigorously defending the claims brought against it. The likely resolution of these matters cannot be reasonably determined at this time.  However, if these matters are not resolved in AECOM Australia’s favor then, depending upon the outcomes, it could have a material adverse effect on the Company’s results of operations.

Litigation Related to the Merger

As discussed in Note 18, on July 11, 2014, we entered into a definitive merger agreement to acquire URS Corporation.  In connection with the merger, beginning on July 21, 2014, five putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by purported URS Corporation stockholders: Falato v. URS Corp., et al., Case No. 9921; City of Atlanta Firefighters’ Pension Fund v. Creel, et al., Case No. 9924; Petroutson v. URS Corp., et al., Case No. 9938; Miller v. URS Corp., et al., Case No. 9939; and Oklahoma Police Pension & Retirement System v. Creel, et al., Case No. 9975. The actions name as defendants URS Corporation, the members of the URS Corporation board of directors, AECOM, and two merger subsidiaries of AECOM formed for purposes of effecting the merger. Two of the actions also names as a defendant JANA Partners LLC. The complaints allege, among other things, that AECOM and its merger subsidiaries aided and abetted alleged breaches of fiduciary duties by URS Corporation and its board of directors. The complaints seek, among other relief, class certification, preliminary and permanent injunctive relief, and damages. AECOM believe the lawsuits are without merit and intends to defend vigorously against them.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Three Months Ended June 30, 2014:
Revenue	$1,794.6	$173.6	$—	$1,968.2
Revenue, net of other direct costs(1)	1,112.0	92.7	—	1,204.7
Gross profit	99.5	9.0	—	108.5
Equity in earnings of joint ventures	2.1	3.9	—	6.0
General and administrative expenses	—	—	(22.9)	(22.9)
Operating income	101.6	12.9	(22.9)	91.6

Gross profit as a % of revenue	5.5%	5.2%	—	5.5%
Gross profit as a % of revenue, net of other direct costs(1)	8.9%	9.7%	—	9.0%

Three Months Ended June 30, 2013:
Revenue	$1,847.1	$220.4	$—	$2,067.5
Revenue, net of other direct costs(1)	1,102.0	134.0	—	1,236.0
Gross profit	119.8	12.0	—	131.8
Equity in earnings of joint ventures	1.0	3.1	—	4.1
General and administrative expenses	—	—	(24.0)	(24.0)
Operating income	120.8	15.1	(24.0)	111.9

Gross profit as a % of revenue	6.5%	5.4%	—	6.4%
Gross profit as a % of revenue, net of other direct costs(1)	10.9%	9.0%	—	10.7%

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Nine Months Ended June 30, 2014:
Revenue	$5,248.4	$545.9	$—	$5,794.3
Revenue, net of other direct costs(1)	3,241.7	294.7	—	3,536.4
Gross profit	244.7	29.4	—	274.1
Equity in earnings of joint ventures	36.5	13.0	—	49.5
General and administrative expenses	—	—	(73.2)	(73.2)
Operating income	281.2	42.4	(73.2)	250.4

Gross profit as a % of revenue	4.7%	5.4%	—	4.7%
Gross profit as a % of revenue, net of other direct costs(1)	7.5%	10.0%	—	7.8%

Nine Months Ended June 30, 2013:
Revenue	$5,384.2	$690.2	$—	$6,074.4
Revenue, net of other direct costs(1)	3,306.1	426.8	—	3,732.9
Gross profit	281.3	28.5	—	309.8
Equity in earnings of joint ventures	10.3	7.6	—	17.9
General and administrative expenses	—	—	(73.4)	(73.4)
Operating income	291.6	36.1	(73.4)	254.3

Gross profit as a % of revenue	5.2%	4.1%	—	5.1%
Gross profit as a % of revenue, net of other direct costs(1)	8.5%	6.7%	—	8.3%

(1)                  Non-GAAP measure.

18.       Subsequent Events

On July 11, 2014, the Company entered into a definitive merger agreement to acquire URS Corporation, a leading international provider of engineering, construction and technical services for approximately $4.0 billion. The acquisition is subject to customary closing conditions, including regulatory approvals, adoption of the definition merger agreement by URS stockholders and approval of the stock issuance proposal by AECOM stockholders.

Both AECOM and URS may terminate the merger agreement under certain specified circumstances, including if the merger is not consummated on or before April 11, 2015 (or, if such date is extended pursuant to the terms of the merger agreement, if the merger is not consummated on or before July 11, 2015), if the approval of the AECOM or URS stockholders is not obtained, if there is a financing failure, if the other party’s board of directors makes an adverse recommendation change with respect to the proposed transaction, or to enter into a superior acquisition proposal.  In certain circumstances in connection with the termination of the merger agreement, including if AECOM’s board of directors changes or withdraws its recommendation of the stock issuance or terminates the merger agreement to enter into an agreement with respect to a superior proposal, AECOM must pay to URS a termination fee equal to $140 million, or $240 million if the merger agreement is terminated under circumstances where all closing conditions have been satisfied but AECOM’s debt financing is not available to complete the merger and AECOM fails to close the merger.  In certain circumstances in connection with the termination of the merger agreement, including if URS’s board of directors changes or withdraws its recommendation of the merger or terminates the merger agreement to enter into an agreement with respect to a superior proposal, URS must pay to AECOM a termination fee equal to $140 million. If the merger agreement is terminated by a party as a result of certain breaches by the other party, then the non-terminating party will be required to reimburse the terminating party for its reasonable out-of-pocket fees and expenses up to $40 million.

On July 24, 2014, the Company acquired Hunt Construction Group, a commercial construction management firm which serves clients in both the public and private sectors.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, the engineering and construction industry and the potential acquisition of URS Corporation, or URS.  Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” “seeks” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government, the risk of employee misconduct or our failure to comply with laws and regulations, risks associated with the ability to consummate the merger and the timing of the closing of the merger; the failure to obtain the necessary debt financing arrangements set forth in the commitment letter received in connection with the merger; the interest rate on any borrowings incurred in connection with the transaction; the impact of the indebtedness incurred to finance the transaction; the ability to successfully integrate our operations and employees; the ability to realize anticipated benefits and synergies of the transaction; the potential impact of the announcement of the transaction or consummation of the transaction on relationships, including with employees, customers and competitors; the outcome of any legal proceedings that have been or may be instituted against the Company and others following the announcement of the transaction; the ability to retain key personnel; the amount of the costs, fees, expenses and charges related to the merger and the actual terms of the financings that will be obtained for the merger; changes in financial markets, interest rates and foreign currency exchange rates; and those additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

All subsequent written and oral forward-looking statements concerning the Company, the proposed transaction or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. You are cautioned not to place undue reliance on these forward-looking statements, which speak only to the date they are made. The Company is under no obligation (and expressly disclaims any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise. Please review “Part II, Item 1A — Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

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

The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measures:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Other Financial Data:
Revenue	$1,968.2	$2,067.5	$5,794.3	$6,074.4
Other direct costs (1)	763.5	831.5	2,257.9	2,341.5
Revenue, net of other direct costs (1)	1,204.7	1,236.0	3,536.4	3,732.9
Cost of revenue, net of other direct costs (1)	1,096.2	1,104.2	3,262.3	3,423.1
Gross profit	108.5	131.8	274.1	309.8
Equity in earnings of joint ventures	6.0	4.1	49.5	17.9
General and administrative expenses	(22.9)	(24.0)	(73.2)	(73.4)
Income from operations	$91.6	$111.9	$250.4	$254.3

Reconciliation of Cost of Revenue:
Other direct costs	$763.5	$831.5	$2,257.9	$2,341.5
Cost of revenue, net of other direct costs	1,096.2	1,104.2	3,262.3	3,423.1
Cost of revenue	$1,859.7	$1,935.7	$5,520.2	$5,764.6

(1)         Non-GAAP measure.

Results of Operations

Three and nine months ended June 30, 2014 compared to the three and nine months ended June 30, 2013

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenue	$1,968.2	$2,067.5	$(99.3)	(4.8)%	$5,794.3	$6,074.4	$(280.1)	(4.6)%
Other direct costs	763.5	831.5	(68.0)	(8.2)	2,257.9	2,341.5	(83.6)	(3.6)
Revenue, net of other direct costs	1,204.7	1,236.0	(31.3)	(2.5)	3,536.4	3,732.9	(196.5)	(5.3)
Cost of revenue, net of other direct costs	1,096.2	1,104.2	(8.0)	(0.7)	3,262.3	3,423.1	(160.8)	(4.7)
Gross profit	108.5	131.8	(23.3)	(17.7)	274.1	309.8	(35.7)	(11.5)
Equity in earnings of joint ventures	6.0	4.1	1.9	46.3	49.5	17.9	31.6	176.5
General and administrative expenses	(22.9)	(24.0)	1.1	(4.6)	(73.2)	(73.4)	0.2	(0.3)
Income from operations	91.6	111.9	(20.3)	(18.1)	250.4	254.3	(3.9)	(1.5)
Other income	1.0	1.2	(0.2)	(16.7)	0.8	2.0	(1.2)	(60.0)
Interest expense	(9.8)	(11.7)	1.9	(16.2)	(30.7)	(34.5)	3.8	(11.0)
Income before income tax expense	82.8	101.4	(18.6)	(18.3)	220.5	221.8	(1.3)	(0.6)
Income tax expense	13.7	30.1	(16.4)	(54.5)	52.4	56.8	(4.4)	(7.7)
Net income	69.1	71.3	(2.2)	(3.1)	168.1	165.0	3.1	1.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	0.1	(0.5)	0.6	(120.0)	(2.3)	(2.3)	—	0.0
Net income attributable to AECOM	$69.2	$70.8	$(1.6)	(2.3)%	$165.8	$162.7	$3.1	1.9%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.0	89.3	92.2	91.7
Gross margin	9.0	10.7	7.8	8.3
Equity in earnings of joint ventures	0.5	0.3	1.4	0.5
General and administrative expense	(1.9)	(1.9)	(2.1)	(2.0)
Income from operations	7.6	9.1	7.1	6.8
Other income	0.1	0.1	0.0	0.1
Interest expense	(0.8)	(1.0)	(0.9)	(1.0)
Income before income tax expense	6.9	8.2	6.2	5.9
Income tax expense	1.2	2.4	1.4	1.5
Net income	5.7	5.8	4.8	4.4
Noncontrolling interests in income of consolidated subsidiaries, net of tax	0.0	(0.1)	(0.1)	0.0
Net income attributable to AECOM	5.7%	5.7%	4.7%	4.4%

Revenue

Our revenue for the three months ended June 30, 2014 decreased $99.3 million, or 4.8%, to $1,968.2 million as compared to $2,067.5 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2014 decreased $280.1 million, or 4.6%, to $5,794.3 million as compared to $6,074.4 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2014 was primarily attributable to decreases in the Americas of approximately $130 million substantially from engineering and program management services, in Australia of approximately $30 million, and in our MSS segment of $47 million, as noted below, partially offset by an increase in the Europe, Middle East, and Africa region of $100 million, including $50 million in revenue provided by AECOM Arabia.

The decrease in revenue for the nine months ended June 30, 2014 was primarily attributable to decreases in the Americas of approximately $310 million substantially from engineering and program management services, in Australia of approximately $140 million, and in our MSS segment of $144 million, as noted below. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $240 million, including $90 million provided by AECOM Arabia, and an increase in the Americas construction services of approximately $70 million.

Revenue, Net of Other Direct Costs

Our revenue, net of other direct costs, for the three months ended June 30, 2014 decreased $31.3 million, or 2.5%, to $1,204.7 million as compared to $1,236.0 million for the corresponding period last year.

Our revenue, net of other direct costs, for the nine months ended June 30, 2014 decreased $196.5 million, or 5.3%, to $3,536.4 million as compared to $3,732.9 million for the corresponding period last year.

The decrease in revenue, net of other direct costs, for the three months ended June 30, 2014 was primarily due to decreases in our MSS segment of $41 million, as noted below, in the Americas of approximately $40 million substantially from engineering and program management services, and in Australia of approximately $30 million. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $70 million, including revenue, net of other direct costs provided by AECOM Arabia of $30 million.

The decrease in revenue, net of other direct costs, for the nine months ended June 30, 2014 was primarily due to decreases in our MSS segment of $132 million, as noted below, and in the Americas of approximately $130 million substantially from engineering and program management services, and in Australia of approximately $100 million. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $150 million, including revenue, net of other direct costs provided by AECOM Arabia of $60 million.

Gross Profit

Our gross profit for the three months ended June 30, 2014 decreased $23.3 million, or 17.7%, to $108.5 million as compared to $131.8 million for the corresponding period last year. For the three months ended June 30, 2014, gross profit, as a percentage of revenue, net of other direct costs, decreased to 9.0% from 10.7% for the three months ended June 30, 2013.

Our gross profit for the nine months ended June 30, 2014 decreased $35.7 million, or 11.5%, to $274.1 million as compared to $309.8 million for the corresponding period last year. For the nine months ended June 30, 2014, gross profit, as a percentage of revenue, net of other direct costs, decreased to 7.8% from 8.3% for the nine months ended June 30, 2013.

The decreases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three and nine months ended June 30, 2014 were primarily due to the reasons discussed within the reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2014 increased $1.9 million, or 46.3%, to $6.0 million as compared to $4.1 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2014 increased $31.6 million, or 176.5%, to $49.5 million as compared to $17.9 million in the corresponding period last year.

The increase in earnings of joint ventures for the nine months ended June 30, 2014 was primarily due to a $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in the Company’s PTS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 6 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2014 decreased $1.1 million, or 4.6%, to $22.9 million as compared to $24.0 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses was 1.9% for the three months ended June 30, 2014 and 2013.

Our general and administrative expenses for the nine months ended June 30, 2014 decreased $0.2 million, or 0.3%, to $73.2 million as compared to $73.4 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 2.1% for the nine months ended June 30, 2014 from 2.0% for the nine months ended June 30, 2013.

Other Income

Our other income for the three months ended June 30, 2014 decreased $0.2 million to $1.0 million as compared to $1.2 million for the three months ended June 30, 2013.

Our other income for the nine months ended June 30, 2014 decreased $1.2 million to $0.8 million as compared to $2.0 million for the nine months ended June 30, 2013.

Interest Expense

Our interest expense for the three months ended June 30, 2014 decreased $1.9 million to $9.8 million as compared to $11.7 million for the three months ended June 30, 2013.

Our interest expense for the nine months ended June 30, 2014 decreased $3.8 million to $30.7 million as compared to $34.5 million for the nine months ended June 30, 2013.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2014 decreased $16.4 million, or 54.5%, to $13.7 million as compared to $30.1 million for the three months ended June 30, 2013.

Our income tax expense for the nine months ended June 30, 2014 decreased $4.4 million, or 7.7%, to $52.4 million as compared to $56.8 million for the nine months ended June 30, 2013.

The decrease in income tax expense for the three months ended June 30, 2014 was primarily due to a change in the geographical mix of earnings and a benefit related to a US manufacturing deduction.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $69.2 million and $165.8 million for the three and nine months ended June 30, 2014, respectively, as compared to net income attributable to AECOM of $70.8 million and $162.7 million for the three and nine months ended June 30, 2013, respectively.

Results of Operations by Reportable Segment:

Professional Technical Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenue	$1,794.6	$1,847.1	$(52.5)	(2.8)%	$5,248.4	$5,384.2	$(135.8)	(2.5)%
Other direct costs	682.6	745.1	(62.5)	(8.4)	2,006.7	2,078.1	(71.4)	(3.4)
Revenue, net of other direct costs	1,112.0	1,102.0	10.0	0.9	3,241.7	3,306.1	(64.4)	(1.9)
Cost of revenue, net of other direct costs	1,012.5	982.2	30.3	3.1	2,997.0	3,024.8	(27.8)	(0.9)
Gross profit	$99.5	$119.8	$(20.3)	(16.9)%	$244.7	$281.3	$(36.6)	(13.0)%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	91.1	89.1	92.5	91.5
Gross profit	8.9%	10.9%	7.5%	8.5%

Revenue

Revenue for our PTS segment for the three months ended June 30, 2014 decreased $52.5 million, or 2.8%, to $1,794.6 million as compared to $1,847.1 million for the corresponding period last year.

Revenue for our PTS segment for the nine months ended June 30, 2014 decreased $135.8 million, or 2.5%, to $5,248.4 million as compared to $5,384.2 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2014 was primarily attributable to decreases in the Americas of approximately $130 million substantially from engineering and program management services and in Australia of approximately $30 million. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $100 million, including $50 million in revenue provided by AECOM Arabia.

The decrease in revenue for the nine months ended June 30, 2014 was primarily attributable to decreases in the Americas of approximately $310 million substantially from engineering and program management services and in Australia of approximately $140 million. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $240 million, including $90 million provided by AECOM Arabia, and an increase in the Americas construction services of approximately $70 million.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our PTS segment for the three months ended June 30, 2014 increased $10.0 million, or 0.9%, to $1,112.0 million as compared to $1,102.0 million for the corresponding period last year.

Revenue, net of other direct costs, for our PTS segment for the nine months ended June 30, 2014 decreased $64.4 million, or 1.9%, to $3,241.7 million as compared to $3,306.1 million for the corresponding period last year.

The increase in revenue, net of other direct costs, for the three months ended June 30, 2014 was primarily due to an increase in the Europe, Middle East, and Africa region of $70 million, including revenue, net of other direct costs provided by AECOM Arabia of approximately $30 million. This increase was partially offset by the decreases in the Americas of approximately $40 million substantially from engineering and program management services and in Australia of approximately $30 million.

The decrease in revenue, net of other direct costs, for the nine months ended June 30, 2014 was primarily due to decreases in the Americas of approximately $130 million substantially from engineering and program management services and in Australia of approximately $100 million. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $150 million, including revenue, net of other direct costs provided by AECOM Arabia of $60 million.

Gross Profit

Gross profit for our PTS segment for the three months ended June 30, 2014 decreased $20.3 million, or 16.9%, to $99.5 million as compared to $119.8 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit decreased to 8.9% of revenue, net of other direct costs, for the three months ended June 30, 2014 from 10.9% in the corresponding period last year.

Gross profit for our PTS segment for the nine months ended June 30, 2014 decreased $36.6 million, or 13.0%, to $244.7 million as compared to $281.3 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit decreased to 7.5% of revenue, net of other direct costs, for the nine months ended June 30, 2014 from 8.5% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the three months ended June 30, 2013 was primarily attributable to a decline in revenue in engineering and program management services in the Americas, as discussed above.

The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the nine months ended June 30, 2013 was primarily attributable to a decline in revenue in engineering and program management services in the Americas, as discussed above, partially offset by the collection of a previously reserved receivable.

Management Support Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenue	$173.6	$220.4	$(46.8)	(21.2)%	$545.9	$690.2	$(144.3)	(20.9)%
Other direct costs	80.9	86.4	(5.5)	(6.4)	251.2	263.4	(12.2)	(4.6)
Revenue, net of other direct costs	92.7	134.0	(41.3)	(30.8)	294.7	426.8	(132.1)	(31.0)
Cost of revenue, net of other direct costs	83.7	122.0	(38.3)	(31.4)	265.3	398.3	(133.0)	(33.4)
Gross profit	$9.0	$12.0	$(3.0)	(25.0)%	$29.4	$28.5	$0.9	3.2%

The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue, net of other direct costs	100.0%	100.0%	100.0%	100.0%
Cost of revenue, net of other direct costs	90.3	91.0	90.0	93.3
Gross profit	9.7%	9.0%	10.0%	6.7%

Revenue

Revenue for our MSS segment for the three months ended June 30, 2014 decreased $46.8 million, or 21.2%, to $173.6 million as compared to $220.4 million for the corresponding period last year.

Revenue for our MSS segment for the nine months ended June 30, 2014 decreased $144.3 million, or 20.9%, to $545.9 million as compared to $690.2 million for the corresponding period last year.

The decreases in revenue for the three and nine months ended June 30, 2014 were primarily due to decreased services provided to the U.S. government in the Middle East.

Revenue, Net of Other Direct Costs

Revenue, net of other direct costs, for our MSS segment for the three months ended June 30, 2014 decreased $41.3 million, or 30.8%, to $92.7 million as compared to $134.0 million for the corresponding period last year.

Revenue, net of other direct costs, for our MSS segment for the nine months ended June 30, 2014 decreased $132.1 million, or 31.0%, to $294.7 million as compared to $426.8 million for the corresponding period last year.

The decreases in revenue, net of other direct costs for the three and nine months ended June 30, 2014 were primarily due to decreased services provided to the U.S. government in the Middle East.

Gross Profit

Gross profit for our MSS segment for the three months ended June 30, 2014 decreased $3.0 million to $9.0 million as compared to $12.0 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 9.7% of revenue, net of other direct costs, for the three months ended June 30, 2014 from 9.0% in the corresponding period last year.

Gross profit for our MSS segment for the nine months ended June 30, 2014 increased $0.9 million to $29.4 million as compared to $28.5 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 10.0% of revenue, net of other direct costs, for the nine months ended June 30, 2014 from 6.7% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the nine months ended June 30, 2014 was primarily due to the collection of a previously reserved Libya-related project receivable, partially offset by decreased services provided to the U.S. government in the Middle East.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of stock under our stock repurchase program and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility, the financing contemplated to be provided by the debt commitment letter entered into in connection with the merger agreement, and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.

At June 30, 2014, cash and cash equivalents were $510.1 million, a decrease of $90.6 million, or 15.1%, from $600.7 million at September 30, 2013. The decrease in cash and cash equivalents was primarily attributable to net repayments of borrowings under credit agreements, cash payments for stock repurchases, capital expenditures, and investments, including joint ventures, partially offset by cash provided by operating activities.

Net cash provided by operating activities was $185.7 million for the nine months ended June 30, 2014, a decrease of $62.8 million, or 25.3%, from $248.5 million for the nine months ended June 30, 2013. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the nine months ended June  30, 2014 provided a net benefit of $11.7 million as compared to $67.0 million during the nine months ended June 30, 2013. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $78.8 million for the nine months ended June 30, 2014, compared with $109.7 million for the nine months ended June 30, 2013. This decrease was primarily attributable to a $36.6 million decrease in payments for business acquisitions, net of cash acquired, coupled with $19.0 million of cash acquired from the consolidation of a joint venture, partially offset by an increase in cash payments for capital expenditures of $12.5 million and an increase in the net investment in joint ventures and other investments of $9.4 million.

Net cash used in financing activities was $192.9 million for the nine months ended June 30, 2014, compared with $212.3 million for the nine months ended June 30, 2013. The decrease was primarily attributable to a decrease in payments to repurchase common stock under the Repurchase Program of $286.0 million, partially offset by an increase in net repayments and borrowings under credit agreements of $248.4 million and an increase in distributions to noncontrolling interests of $15.2 million.

Working Capital

Working capital, or current assets less current liabilities, decreased $10.1 million, or 0.9%, to $1,068.0 million at June 30, 2014 from $1,078.1 million at September 30, 2013. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $60.0 million, or 3.0%, to $2,079.8 million at June 30, 2014.

Accounts receivable increased 3.8%, or $89.2 million, to $2,431.5 million at June 30, 2014 from $2,342.3 million at September 30, 2013.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, was 96 days at June 30, 2014 compared to 88 days at September 30, 2013.

In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there were no significant net receivables related to contract claims as of June 30, 2014 and September 30, 2013. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	June 30, 2014	September 30, 2013
	(in millions)
Unsecured term credit agreement	$750.0	$750.0
Unsecured senior notes	262.9	260.2
Unsecured revolving credit facility	—	114.7
Other debt	30.5	48.4
Total debt	1,043.4	1,173.3
Less: Current portion of debt and short-term borrowings	(66.5)	(84.3)
Long-term debt, less current portion	$976.9	$1,089.0

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2014:

Fiscal Year
2014 (three months remaining)	$66.0
2015	38.7
2016	38.1
2017	37.7
2018	600.0
Thereafter	262.9
Total	$1,043.4

Unsecured Term Credit Agreement

In June 2013, we entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. We used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the nine months ended June 30, 2014 and 2013, the average interest rate of our term loan facility was 1.66% and 1.98%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis beginning on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. We may, at our option, prepay the loans at any time, without penalty. Our obligations under the Term Credit Agreement are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

Unsecured Senior Notes

In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $87.9 million and $85.2 million at June 30, 2014 and September 30, 2013, respectively. The fair value of our unsecured senior notes was approximately $282.1 million and $269.4 million at June 30, 2014 and September 30, 2013, respectively. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees. We have the option to prepay the notes at any time at their called principal amount, together with any accrued and unpaid interest, plus a make-whole premium.

Unsecured Revolving Credit Facility

In January 2014, we entered into a Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which provides for a borrowing capacity of $1.05 billion. The Revolving Credit Agreement expires on January 29, 2019, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions including the absence of any event of default. We may request an increase in capacity of up to a total of $1.25 billion, subject to certain conditions including the absence of any event of default. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for the Eurocurrency Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.350% on any unused commitment. At June 30, 2014 and September 30, 2013, $0.0 million and $114.7 million, respectively, were outstanding under our revolving credit facility. At June 30, 2014 and September 30, 2013, outstanding standby letters of credit totaled $9.5 million and $35.5 million, respectively, under our revolving credit facility. As of June 30, 2014, we had $1,040.5 million available under our Revolving Credit Agreement.

Covenants and Restrictions

Under our debt agreements relating to our unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per our debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of June 30, 2014, our most restrictive consolidated leverage ratio under our debt agreements was 2.54, which did not exceed our maximum consolidated leverage ratio permitted under our debt agreements of 3.0.

Our Revolving Credit Agreement and Term Credit Agreement also contain certain covenants that limit our ability to, among other things, (i) merge with other entities, (ii) enter into a transaction resulting in a change of control, (iii) create new liens, (iv) sell assets outside of the ordinary course of business, (v) enter into transactions with affiliates, (vi) substantially change the general nature of our Company and our subsidiaries taken as a whole, and (vii) incur indebtedness and contingent obligations.

Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of our Company and our subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders’ equity, which is consolidated stockholders’ equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of June 30, 2014, this amount was $2.2 billion, which exceeds the calculated threshold of $1.7 billion.

Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At June 30, 2014 and September 30, 2013, we were in compliance with all such covenants.

Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2014 and 2013 was 2.8% and 3.0%, respectively.

Other Debt

Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have other unsecured credit facilities primarily used for standby letters of credit issued for payment and performance guarantees. At June 30, 2014 and September 30, 2013, these outstanding standby letters of credit totaled $274.8 million and $236.4 million, respectively. As of June 30, 2014, we had $332.9 million available under these unsecured credit facilities.

Debt Commitment Letter

In connection with the merger agreement, on August 2, 2014, AECOM entered into an amended and restated commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A., The Bank of Nova Scotia, BNP Paribas, BNP Paribas Securities Corp., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, BBVA Compass, Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, Crédit Agricole Corporate and Investment Bank, Morgan Stanley Senior Funding, Inc., HSBC Bank USA, National Association and HSBC Securities (USA) Inc. (the debt financing sources), pursuant to which the debt financing sources have committed, subject to customary conditions, to provide AECOM with financing for the transactions contemplated by the merger agreement. The debt financing under the commitment letter is anticipated to consist of (1) a term loan A facility in an aggregate principal amount of $712.5 million and a revolving credit facility in an aggregate principal amount of $1.05 billion, either pursuant to amendments to AECOM’s existing credit facilities if required lender consent is obtained or as new facilities and (2) incremental term loans in the aggregate principal amount of $4.0 billion, consisting of a $575 million “term loan A” and a $3.425 billion “term loan B,” and an incremental performance letter of credit facility in an aggregate amount of $500 million available solely for the issuance of performance letters of credit. AECOM anticipates that $1.6 billion of the “term loan B” facility under the commitment letter will be replaced by issuance of $800 million in 8-year senior unsecured notes, and $800 million in 10-year senior unsecured notes.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2014, there was approximately $284.3 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the nine months ended June 30, 2014 were $3.6 million for U.S. plans and $12.3 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

AECOM Australia

In 2005 and 2006, the Company’s main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of their project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed certain special purpose vehicles (SPV) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and approximately an additional $1.4 billion Australian dollars in long term bank loans. The SPV (and certain affiliated SPVs) went into insolvency administrations in February 2011.

KordaMentha, the receivers for the SPV and certain affiliated SPVs (the RCM Applicants), caused a lawsuit to be filed against AECOM Australia by the RCM Applicants in the Federal Court of Australia on May 14, 2012. Portigon AG (formerly WestLB AG), one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia against AECOM Australia on May 18, 2012. Separately, a class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012.

All of the lawsuits claim damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast.  The RCM Applicants have claimed damages of approximately $1.68 billion Australian dollars (including interest, as of March 31, 2014).  The damages claimed by Portigon as of June 17, 2014 were also recently quantified at approximately $76 million Australian dollars (including interest).  This claim is duplicative of damages already included in the RCM Applicants’ claim to the extent Portigon receives a portion of the RCM Applicants’ recovery.  The class action applicants claim that they represent investors who acquired approximately $155 million Australian dollars of securities.

AECOM Australia disputes the claimed entitlements to damages asserted by all applicants and is vigorously defending the claims brought against it. The likely resolution of these matters cannot be reasonably determined at this time.  However, if these matters are not resolved in AECOM Australia’s favor then, depending upon the outcomes, it could have a material adverse effect on the Company’s results of operations.

Acquisition of URS Corporation

On July 11, 2014, we entered into a definitive merger agreement to acquire URS Corporation, a leading international provider of engineering, construction and technical services, for approximately $4.0 billion. The acquisition of URS Corporation is expected to close in October 2014. The acquisition is subject to customary closing conditions, including regulatory approvals, adoption of the definitive merger agreement by URS stockholders and approval of the stock issuance proposal by AECOM stockholders.  We intend to finance all or a portion of the cash component of the merger consideration with debt financing.  At closing of the merger, we expect to incur additional debt of approximately $4.2 billion to finance the cash portion of the merger consideration and to refinance certain existing URS debt obligations of approximately $1.6 billion, which will result in the combined company having total debt obligations of approximately $5.2 billion following the completion of the merger.

Both AECOM and URS may terminate the merger agreement under certain specified circumstances, including if the merger is not consummated on or before April 11, 2015 (or, if such date is extended pursuant to the terms of the merger agreement, if the merger is not consummated on or before July 11, 2015), if the approval of the AECOM or URS stockholders is not obtained, if there is a financing failure, if the other party’s board of directors makes an adverse recommendation change with respect to the proposed transaction, or to enter into a superior acquisition proposal.  In certain circumstances in connection with the termination of the merger agreement, including if AECOM’s board of directors changes or withdraws its recommendation of the stock issuance or terminates the merger agreement to enter into an agreement with respect to a superior proposal, AECOM must pay to URS a termination fee equal to $140 million, or $240 million if the merger agreement is terminated under circumstances where all closing conditions have been satisfied but AECOM’s debt financing is not available to complete the merger and AECOM fails to close the merger.  In certain circumstances in connection with the termination of the merger agreement, including if URS’s board of directors changes or withdraws its recommendation of the merger or terminates the merger agreement to enter into an agreement with respect to a superior proposal, URS must pay to AECOM a termination fee equal to $140 million. If the merger agreement is terminated by a party as a result of certain breaches by the other party, then the non-terminating party will be required to reimburse the terminating party for its reasonable out-of-pocket fees and expenses up to $40 million.

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

In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This new guidance was effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. This guidance is effective for our fiscal year beginning October 1, 2014 and it is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued new accounting guidance that requires the presentation of unrecognized tax benefits as a reduction of the deferred tax assets, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance was effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This guidance is effective for our fiscal year beginning October 1, 2014 and it is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for our fiscal year beginning October 1, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of the new accounting guidance on our consolidated financial statements.

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

Interest Rates

Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2014 and September 30, 2013, we had $750 million and $864.7 million, respectively, in outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.0% to 2.5%. For the nine months ended June 30, 2014, our weighted average floating rate borrowings were $965.5 million, or $466 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased or decreased by 1%, our interest expense for the nine months ended June 30, 2014 would have increased or decreased by $3.5 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2014 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending over a ten-year period. A significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.0 billion as of June 30, 2014. Under accounting principles generally accepted in the United States, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

In recent years, there has been a substantial amount of hostilities, civil unrest and other political uncertainty in certain areas in the Middle East, North Africa and beyond. If civil unrest were to disrupt our business in any of these regions, and particularly if political activities were to result in prolonged hostilities, unrest or civil war, it could result in operating losses and asset write downs and our financial condition could be adversely affected.

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

All of our debt agreements relating to our unsecured revolving credit facility, unsecured term credit agreements, and unsecured senior notes require us to maintain compliance with a maximum consolidated leverage ratio at the end of any fiscal quarter. The agreement governing our senior notes also requires us to maintain a net worth above a required threshold. As of June 30, 2014, our consolidated leverage ratio was 2.54, which did not exceed our most restrictive maximum consolidated leverage ratio of 3.0. As of June 30, 2014, our net worth was $2.2 billion, which exceeds the required threshold of $1.7 billion. Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors” section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.

Systems and information technology interruption and cyber security breaches could adversely impact our ability to operate.

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

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, and Ireland. At June 30, 2014, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $184.8 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

At June 30, 2014, our contracted backlog was approximately $9.6 billion and our awarded backlog was approximately $10.9 billion for a total backlog of $20.5 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

•                  advance notice requirements for stockholder proposals and nominations for election to our Board of Directors; and

•                  prohibitions on our stockholders from acting by written consent and limitations on calling special meetings

Risk Factors Relating to Pending Acquisition of URS Corporation

The merger is subject to a number of conditions, including certain governmental and regulatory conditions that may not be satisfied, and the merger may not be completed on a timely basis, or at all.  Failure to complete the merger could have material and adverse effects on us.

As described in Note 18, “Subsequent Events” to the financial statements contained in this report, we have entered into a definitive agreement to acquire URS through a merger transaction. Completion of the merger is conditioned upon, among other matters, the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of antitrust clearance under the Competition Act (Canada) and the Ireland Competition Act (which condition the parties have agreed to waive with respect to Ireland), the authorization of the listing on the New York Stock Exchange of our shares of common stock to be issued in the merger, the declaration of the effectiveness of the Registration Statement on Form S-4 and related joint proxy statement/prospectus filed by us with the United States Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended, and the receipt of any other consents or approvals of any governmental entity required to be obtained in connection with the merger. In deciding whether to grant antitrust or other regulatory clearances, the relevant governmental entities will consider the effect of the merger within their relevant jurisdictions. The governmental agencies from which we and URS will seek the approvals have broad discretion in administering the governing regulations. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business after the merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on us or materially limiting our revenues following the merger. In addition, we cannot provide assurances that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

If the merger is not completed on a timely basis, or at all, our and URS’s respective ongoing businesses may be adversely affected. Additionally, in the event the merger is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the merger, including (i) the payment of certain fees and costs relating to the merger, such as legal, accounting, debt financing source, financial advisor and printing fees, (ii) the potential decline in the market price of our shares of common stock, (iii) the risk that may not find a party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms set forth in the merger agreement with URS and (iv) the loss of time and resources.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees which could adversely affect our future business, operations and financial results following the merger.

Whether or not the merger is completed, the announcement and pendency of the merger could disrupt our and URS’s businesses. We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our business plans. Our success after the merger will depend in part upon our and URS’s ability to retain key management personnel and other key employees. Our and URS’s current and prospective employees may experience uncertainty about their roles within our company following the merger, which may have an adverse effect on the ability of each of us to attract or retain key management and other key personnel.

Accordingly, no assurance can be given that we will be able to attract or retain our and URS’s key management personnel and other key employees to the same extent that our companies have previously been able to attract or retain employees. In addition, following the merger we might not be able to locate suitable replacements for any such key employees who leave us or offer employment to potential replacements on reasonable terms.

Lawsuits have been filed against URS and/or us challenging the merger, and an adverse ruling may prevent the merger from being completed.

We and/or URS, as well as the members of the URS Board of Directors, have been named as defendants in lawsuits brought by purported stockholders of URS challenging the URS Board of Directors’ actions in connection with the merger agreement and seeking, among other things, injunctive relief to enjoin the defendants from completing the merger on the agreed-upon terms.

One of the conditions to the closing of the merger is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint or prohibition shall be in effect, and no law shall have been enacted, entered, promulgated, enforced or deemed applicable by any governmental entity that, in any such case, prohibits or makes illegal the consummation of the merger. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or URS’s ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected timeframe or at all.

The merger agreement contains provisions that could discourage a potential competing acquiror of us.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or endorse, encourage or facilitate competing third-party proposals for the acquisition of its company’s shares or assets. Further, even if the our Board of Directors withdraws or changes its recommendation with respect to the merger, we will still be required to submit the stock issuance proposal to a vote at our stockholder meeting. In certain circumstances in connection with the termination of the merger agreement, we must pay to URS a termination fee equal to $140 million, or $240 million if the merger agreement is terminated by URS under circumstances where all closing conditions have been satisfied but our debt financing is not available to complete the merger and we fail to close the merger. If the merger agreement is terminated by URS as a result of certain breaches by us. then we will be required to reimburse URS for its reasonable out-of-pocket fees and expenses up to $40 million.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition because of the added expense of the termination fee and/or expense reimbursement that may become payable in certain circumstances.

Although we expect to realize certain benefits as a result of the merger, there is the possibility that following the merger we may be unable to successfully integrate our and URS’s businesses in order to realize the anticipated benefits of the merger or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of URS with our business. Due to legal restrictions, we and URS have been able to conduct limited planning regarding the integration of URS into our business after completion of the merger and have not yet determined the exact nature of how the businesses and operations of URS will be run following the merger. Potential difficulties we may encounter as part of the integration process include the following:

•                  the consequences of a change in tax treatment, including the costs of integration and compliance and the possibility that the full benefits anticipated to result from the merger will not be realized;

•                  any delay in the integration of management teams, strategies, operations, products and services;

•                  diversion of the attention of each company’s management as a result of the merger;

•                  differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•                  the ability to retain key employees;

•                  the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

•                  the challenge of integrating complex systems, technology, networks and other assets of URS into those of us in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•                  potential unknown liabilities and unforeseen increased expenses or delays associated with the merger, including costs to integrate URS beyond current estimates; and

•                  the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the merger. In addition, following the merger, we likely will be subject to many of the risks described in URS’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014, as updated by URS’s subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, all of which are filed with the SEC.

Our results after the merger may suffer if we do not effectively manage our expanded operations following the merger.

Following the merger, the size of our business will increase significantly beyond the current size of either our or URS’s existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new global operations and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the merger or that we will realize the expected benefits currently anticipated from the merger.

The merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the merger will be accretive to GAAP earnings per share in fiscal year 2015.  This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger, which could cause a decrease in the price of our stock.

We expect to incur substantial expenses related to the merger.

We expect to incur substantial expenses in connection with the merger. While we and URS have assumed that a certain level of expenses would be incurred, there are many factors beyond the control of either us or URS that could affect the total amount or the timing of the expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately.

If our debt financing for the merger becomes unavailable, the merger may not be completed.

We intend to finance all or a portion of the cash component of the merger consideration with debt financing. We have entered into a commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A., The Bank of Nova Scotia, BNP Paribas, BNP Paribas Securities Corp., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, BBVA Compass, Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, Crédit Agricole Corporate and Investment Bank, Morgan Stanley Senior Funding, Inc., HSBC Bank USA, National Association and HSBC Securities (USA) Inc. (the “debt financing sources”) pursuant to which the debt financing sources have committed, subject to customary conditions, to provide us with financing for the transactions contemplated by the merger agreement. The debt financing under the commitment letter is anticipated to consist of (1) a term loan A facility in an aggregate principal amount of $712.5 million and a revolving credit facility in an aggregate principal amount of $1.05 billion, either pursuant to amendments to our existing credit facilities if required lender consent is obtained or as new facilities and (2) incremental term loans in the aggregate principal amount of $4.0 billion, consisting of a $575 million “term loan A” and a $3.425 billion “term loan B,” and an incremental performance letter of credit facility in an aggregate amount of $500 million available solely for the issuance of performance letters of credit. We anticipate that $1.6 billion of the “term loan B” facility under the commitment letter will be replaced by issuance of $800 million in 8-year senior notes, and $800 million in 10-year senior notes. The proceeds from the debt financing will be used by us to, among other things, fund all or a portion of the cash consideration to be paid in the merger, to refinance existing indebtedness of URS and its subsidiaries and certain existing indebtedness of us and our subsidiaries and to pay transaction related fees and expenses.

In the event that the debt financing contemplated by the commitment letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such additional financing, the merger may not be completed and we may be required to pay a termination fee of $240 million to URS. Completion of the merger is not subject to a financing condition.

We expect to incur substantial additional indebtedness to finance the merger, which may decrease our business flexibility after the merger and adversely affect our financial results.

We expect to incur additional debt of approximately $4.2 billion to finance the cash portion of the merger consideration and to refinance certain existing URS debt obligations of approximately $1.6 billion, which will result in the combined company having total debt obligations of approximately $5.2 billion following the completion of the merger. The financial and other covenants to which we have agreed or may agree in connection with the incurrence of such debt, and our increased indebtedness in comparison to that of us on a recent historical basis may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby making us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining thereto may also limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements. We will also be required to dedicate a larger portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow for other purposes, including working capital, capital expenditures and general corporate purposes.

In addition, the terms and conditions of the indebtedness incurred to finance the merger may not be favorable to us, and as such, could further increase the cost of the merger, as well as the overall burden of such debt upon us and our business flexibility. It is anticipated that the debt financing will be secured, whereas our and URS’s current debt facilities are unsecured. Further, if any portion of our borrowings is at variable rates of interest, we will be exposed to the risk of increased interest rates. Although we and URS expect that the combined company will use appropriate hedging strategies to manage this risk and that the combined company will generate significant cash flows that will be used to reduce the combined company’s level of indebtedness, we and URS cannot provide assurance that its hedging strategies will be successful in managing the combined company’s interest rate related risks or that the combined company will generate the level of cash flows required to reduce its outstanding indebtedness. Any of the foregoing consequences could adversely affect our financial results.

In addition, following the merger, AECOM likely will be subject to many of the risks described in URS’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014, as updated by URS’s subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, all of which are filed with the SEC.

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

No shares were repurchased during the three months ended June 30, 2014.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
2.1

Agreement and Plan of Merger, dated as of July 11, 2014, by and among AECOM Technology Corporation, ACM Mountain I, LLC, ACM Mountain II, LLC and URS Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014)

3.1	Certificate of Amendment of Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 filed with the SEC on July 28, 2014)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Amended and Restated Commitment Letter, dated as of August 2, 2014, by and among AECOM Technology Corporation, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2014)

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

AECOM TECHNOLOGY CORPORATION

Date: August 5, 2014	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
Chief Financial Officer