Form 10-K
period 2014-09-30
AECOM TECHNOLOGY CORP
filed 2014-11-17
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-52423

AECOM TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1088522 (I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2600
Los Angeles, California 90067
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of registrant's common stock held by non-affiliates on March 28, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $1.8 billion.

         Number of shares of the registrant's common stock outstanding as of November 5, 2014: 153,821,746

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2014 year end.

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "AECOM," "the Company," "we," "us" and "our" to refer to AECOM Technology Corporation and its consolidated subsidiaries. Because this report relates to a period ending prior to the consummation of our acquisition of URS Corporation, except as expressly noted, this report, including the discussion of our business below, does not give effect to the URS acquisition. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2013, as "fiscal 2013" and the fiscal year ended September 30, 2014, as "fiscal 2014."

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

        Through our network of approximately 43,300 employees (as of September 30, 2014), we provide our services in a broad range of end markets, including the transportation, facilities, environmental, energy, water and government markets. According to Engineering News-Record's (ENR's) 2014 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2013 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 43,300 employees at September 30, 2014, and $8.4 billion in revenue for fiscal 2014. We completed the initial public offering of our common stock in May 2007, and these shares are traded on the New York Stock Exchange.

        As mentioned above, we have grown in part by strategic mergers and acquisitions. These acquisitions have included: URS Corporation, a leading provider of engineering, construction, and technical services for public agencies and private sector companies around the world, in October 2014; McNeil Technologies, Inc., a leading government national security and intelligence services firm, in August 2010; and Tishman Construction Corporation, a leading provider of construction management services in the United States and the United Arab Emirates, in July 2010.

        We offer our services through two business segments: Professional Technical Services and Management Support Services.

        Professional Technical Services (PTS).    Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government. For example, we are providing investigation, design and construction supervision services for the relocation of the Shatin Sewage Treatment Works to caverns in Shatin, Hong Kong and advanced conceptual engineering and environmental reviews for the Azusa-to-Montclair segment of California's Foothill Gold Line light-rail system and engineering and environmental management services to support global energy infrastructure development for a number of large petroleum and mining companies. Our PTS segment contributed $7.6 billion, or 91%, of our fiscal 2014 revenue.

        Management Support Services (MSS).    Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. For example, we oversee remote field experiments, multiple laboratory operations, waste management systems, and the design and fabrication of electronic, mechanical and structural systems at the U.S. Department of Energy's Nevada Test Site. Our MSS segment contributed $0.7 billion, or 9%, of our fiscal 2014 revenue.

Our Business Strategy

        Our business strategy focuses on leveraging our competitive strengths, leadership positions in our core markets, and client relationships to opportunistically enter new and emerging markets and geographies. We have created an integrated delivery platform with superior capabilities to design, build, finance and operate infrastructure assets around the world. Key elements of our strategy include:

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

Our Business Segments

        The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year-Ended September 30, (in millions)
	2014	2013	2012
Professional Technical Services (PTS)	$7,609.9	$7,242.9	$7,276.9
Management Support Services (MSS)	746.9	910.6	941.3

Total	$8,356.8	$8,153.5	$8,218.2

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

        With our technical and management expertise, we are able to provide our clients a broad spectrum of services. For example, within our environmental management service offerings, we provide remediation, regulatory compliance planning and management, environmental modeling, environmental impact assessment and environmental permitting for major capital/infrastructure projects.

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

        We provide the services in our PTS segment both directly and through joint ventures or similar partner arrangements to the following key end markets:

  Transportation.

  •
  Transit and Rail.  Projects include light rail, heavy rail (including high-speed, commuter and freight) and multimodal transit projects. For example, we have provided engineering design services for the new World Trade Center Terminal for PATH and the Second Avenue Subway (8.5-mile rail route and 16 stations) in New York City, the Ma On Shan Rail (7-mile elevated railway) in Hong Kong, and Crossrail (74-mile railway) in the United Kingdom. We also are providing design services as part of a consortium that will construct the largest portion of the Riyadh metro system in Saudi Arabia, one of the largest urban infrastructure projects in the world.

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

  Facilities.

  •
  Government.  Projects include our emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense. We also provide architectural and engineering services for several national laboratories, including the laboratories at Hanford, Washington and Los Alamos, New Mexico.

  •
  Industrial.  Projects include industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.

  •
  Urban Master Planning/Design.  Projects include design services, landscape architecture, general policy consulting and environmental planning projects for a variety of government, institutional and private sector clients. For example, we have provided planning and consulting services for the Olympic Games sites in Atlanta, Sydney, Beijing, Salt Lake City, London, Rio de Janeiro and Tokyo. We are providing strategic planning and master planning services for new cities and major mixed use developments in India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom and the United States.

  •
  Commercial and Leisure Facilities.  Projects include corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities and corporate campuses. For example, we provided architecture interior design, structural engineering and cost-estimating services for the West Stadium Center of Bill Snyder Family Stadium at Kansas State University, design services for Barclays Center Arena in Brooklyn and building services, engineering, architectural lighting, advanced modeling, infrastructure and utilities engineering and advanced security for the headquarters of the British Broadcasting Company in London.

  •
  Educational.  Projects include engineering services for college and university campuses, including the new Kennedy-King College in Chicago, Illinois. We also have undertaken assignments for Oxford University in the United Kingdom, Pomona College and Loyola Marymount University in California.

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

  •
  Transmission and Distribution.  Projects include power stations and electric transmissions and distribution and co-generation systems, including enhanced electrical power generation in Stung Treng, Cambodia, as well as transmission in remote sections of Ontario, Canada and New Zealand. These projects utilize a wide range of services that include consulting, forecasting and surveying to detailed engineering design and construction management.

  •
  Alternative/Renewable Energy.  Projects include production facilities such as ethanol plants, wind farms and micro hydropower and geothermal subsections of regional power grids. We typically provide site selection and permitting, engineering, procurement and construction management and related services.

  •
  Hydropower/Dams.  Projects include hydroelectric power stations, dams, spillways, and flood control systems including the Song Ba Ha Hydropower Project in Vietnam; the Pine Brook Dam in Boulder County, Colorado; and the Peribonka Hydroelectric Power Plant in Quebec, Canada.

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

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2014		2013		2012
U.S. Federal Government
PTS	$514.4	6%	$550.0	7%	$548.7	7%
MSS	734.9	9	903.2	11	931.3	11
U.S. State and Local Governments	1,390.2	17	1,485.4	18	1,454.4	18
Non-U.S. Governments	2,030.2	24	1,911.5	23	2,006.4	24

Subtotal Governments	4,669.7	56	4,850.1	59	4,940.8	60
Private Entities (worldwide)	3,687.1	44	3,303.4	41	3,277.4	40

Total	$8,356.8	100%	$8,153.5	100%	$8,218.2	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 15%, 18% and 18% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2014, 2013 and 2012, respectively. One of these contracts accounted for approximately 3%, 4% and 4% of our revenue in the years ended September 30, 2014, 2013 and 2012, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

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

        Time and Material.    Time and material contracts are common for smaller scale engineering and consulting services. Under these types of contracts, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. Unlike cost-plus contracts, however, there is no predetermined fee. In addition, any direct project expenditures are passed through to the client and are reimbursed. These contracts may have a fixed-price element in the form of not-to-exceed or guaranteed maximum price provisions.

        For fiscal 2014, 2013 and 2012, cost-reimbursable contracts represented approximately 52%, 58% and 53%, respectively, of our total revenue, consisting of cost-plus contracts and time and material contracts as follows:

	Year Ended September 30,
	2014	2013	2012
Cost-plus contracts	15%	17%	18%
Time and materials contracts	37	41	35

Total	52%	58%	53%

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

        For fiscal 2014, 2013 and 2012, fixed-price contracts represented approximately 48%, 42% and 47%, respectively, of our total revenue. There may be risks associated with completing these projects profitably if we are not able to perform our professional services for the amount of the fixed fee. However, we attempt to mitigate these risks as described above.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party, or pass-through costs to subcontractors and other parties. Our total backlog comprises contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2014, increased $8.5 billion, or 52%, to $25.1 billion as compared to $16.6 billion for the corresponding period last year.

        The following summarizes contracted and awarded backlog (in billions):

	September 30,
	2014	2013	2012
Contracted backlog:
PTS segment	$10.7	$8.4	$7.7
MSS segment	0.7	0.4	0.8

Total contracted backlog	$11.4	$8.8	$8.5

Awarded backlog:
PTS segment	$12.4	$6.9	$6.3
MSS segment	1.3	0.9	1.2

Total awarded backlog	$13.7	$7.8	$7.5

Total backlog:
PTS segment	$23.1	$15.3	$14.0
MSS segment	2.0	1.3	2.0

Total backlog	$25.1	$16.6	$16.0

Competition

        The professional technical and management support services markets we serve are highly fragmented, and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, price, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner.

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

Regulation

        We are regulated in a number of fields in which we operate. In the United States, we deal with numerous U.S. government agencies and entities, including branches of the Department of Defense, the Department of Energy, intelligence agencies and the Nuclear Regulatory Commission. When working with these and other U.S. government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

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

        Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act, Arms Export Control Act, Department of Commerce Export and Anti Boycott Regulations, Proceeds of Crime Act, Office of Foreign Assets Control regulations, U.K. Bribery Act and other similar non-U.S. laws and regulations), local government regulations and procurement policies and practices and varying currency, political and economic risks.

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

  Personnel by Segment

	As of September 30,
	2014	2013	2012
Professional Technical Services	38,600	38,600	37,100
Management Support Services	4,200	6,500	9,300
Corporate	500	400	400

Total	43,300	45,500	46,800

  Personnel by Geographic Region

	As of September 30,
	2014	2013	2012
Americas	15,400	17,400	19,000
Europe	6,200	5,500	5,200
Middle East	9,200	10,300	10,500
Asia/Pacific	12,500	12,300	12,100

Total	43,300	45,500	46,800

  Personnel by Segment and Geographic Region

	As of September 30, 2014
	PTS	MSS	Corporate		Total
Americas	13,400	1,500	500	*	15,400
Europe	6,200	—	—		6,200
Middle East	6,700	2,500	—		9,200
Asia/Pacific	12,300	200	—		12,500

Total	38,600	4,200	500	*	43,300

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

Additional Information

        Following the end of our fiscal 2014, on October 17, 2014, we completed the previously announced acquisition of URS Corporation (URS). URS is a leading provider of engineering, construction, and technical services for public agencies and private sector companies around the world. It offers a full range of program management; planning, design and engineering; systems engineering and technical assistance; construction and construction management; operations and maintenance; management and operations; information technology; and decommissioning and closure services. In particular, URS, with more than 50,000 employees in a network of offices in nearly 50 countries, provides services for federal, oil and gas, infrastructure, power, and industrial projects and programs. With the acquisition, we added additional capabilities in the energy, oil & gas, government services and construction sectors, enhancing our ability to provide integrated services to our clients.

        The acquisition was completed pursuant to the terms of the Agreement and Plan of Merger, dated as of July 11, 2014, by and among AECOM, ACM Mountain I, LLC, a direct wholly-owned subsidiary of AECOM, AECOM Global II, LLC (formerly ACM Mountain II, LLC), a direct wholly-owned subsidiary of AECOM, and URS.

        We paid a total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, we also assumed URS senior notes totaling $1.0 billion, and subsequently repaid in URS's $0.6 billion 2011 term loan and $0.1 billion revolving line of credit.

        In connection with the acquisition, we entered into a new credit agreement consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion, and (iv) an incremental performance letter of credit facility in an aggregate principal amount of $500 million.

        Because this report relates to a period prior to the consummation of the acquisition of URS, except as expressly otherwise noted, this report, including the discussion of our business above, does not give effect to the URS acquisition.

Available Information

        The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the "Investors" section. Copies of the information identified above may be obtained without charge from us by writing to AECOM Technology Corporation, 1999 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Corporate Secretary.

ITEM 1A.    RISK FACTORS

        We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. The recent acquisition of URS exposes us to numerous additional risks and uncertainties that we have noted and described below.

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2014, 2013 and 2012, approximately 56%, 59% and 60%, respectively, of our revenue was derived from contracts with government entities.

        Most government contracts are subject to the government's budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

The Budget Control Act of 2011 could significantly reduce U.S. government spending for the services we provide.

        Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending over a ten-year period. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

        Government contracts are awarded through a regulated procurement process. The federal government has relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery contracts, that generally require those contractors that have previously been awarded the indefinite delivery contract to engage in an additional competitive bidding process before a task order is issued. In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance. As a result, pricing pressure may reduce our profit margins on future federal contracts. The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. In addition, we may not be awarded government contracts because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

        Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, such as, for example, changes in oil and natural gas prices, and limited pipeline capacity for oil produced in the Canadian oil sands, which may result in clients delaying, curtailing or canceling proposed and existing projects. Economic conditions in the U.S. and a number of other countries and regions, including the United Kingdom and Australia, have been weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

        Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $2.0 billion as of September 30, 2014. Under GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

        In connection with our annual goodwill impairment testing for fiscal 2012, we recorded an impairment charge of $336 million due to market conditions and business trends within the Europe, Middle East, and

Africa ("EMEA") and MSS reporting units. We cannot accurately predict the amount and timing of any future impairment. In addition to the goodwill impairment charge we recorded in fiscal 2012, we may be required to take additional goodwill impairment charges relating to certain of our reporting units if the fair value of our reporting units is less than their carrying value. Similarly, certain Company transactions, such as merger and acquisition transactions, could result in additional goodwill impairment charges being recorded.

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

        During fiscal 2014, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 41% of our total revenue. There are risks inherent in doing business internationally, including:

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

        The U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws, including the requirements to maintain accurate information and internal controls which may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. In addition, from time to time, government investigations of corruption in construction-related industries affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Many of our project sites are inherently dangerous workplaces. Failure to maintain safe work sites and equipment could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation.

        Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On some project sites, we may be responsible for safety and, accordingly, we have an obligation to implement effective safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or material costs to us.

        Some of our services are performed in high-risk locations, such as Afghanistan, the Middle East, Iraq and Libya until relatively recently, and Southwest Asia, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

        We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information from disclosure. We also need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In fiscal 2014, approximately 48% of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In addition, our exposure to construction cost overruns may increase over time as we increase our construction services. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

Our failure to meet contractual schedule or performance requirements that we have guaranteed could adversely affect our operating results.

        In certain circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. Although we have not suffered material impacts to our results of operations due to any schedule or performance issues for the periods presented in this report, material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industry and client base.

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

        Approximately 11% of our fiscal 2014 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 4% of our fiscal 2014 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

Systems and information technology interruption and unexpected data or vendor loss could adversely impact our ability to operate.

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

        We also rely in part on third-party internal and outsourced software to run our critical accounting, project management and financial information systems. We depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense, as well as disrupting the management of our business operations..

Misconduct by our employees, partners or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

        As a government contractor, misconduct, fraud or other improper activities caused by our employees', partners' or consultants' failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, environmental regulations, regulations regarding the protection of sensitive government information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, export control and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of government granted eligibility, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or multiemployer pension plans in which we participate.

        We have defined benefit pension plans for employees in the United States, United Kingdom, Australia, and Ireland. At September 30, 2014, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $221.3 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

        A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. Prior to the URS acquisition, for the year ended January 3, 2014, URS contributed $49.7 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan's unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan's unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

New legal requirements could adversely affect our operating results.

        Our business and results of operations could be adversely affected by the passage of U.S. health care reform, climate change, defense, environmental and infrastructure industry specific and other legislation and regulations. We are continually assessing the impact that health care reform could have on our employer-sponsored medical plans. Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, legislation, international protocols, regulation or other restrictions on emissions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. In addition, relaxation or repeal of laws and regulations, or changes in governmental policies regarding environmental, defense, infrastructure or other industries we serve, could result in a decline in demand for our services, which could in turn negatively impact our revenues.

        However, these changes could also increase the pace of development of other projects, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

We may be subject to substantial liabilities under environmental laws and regulations.

        Our services are subject to numerous environmental protection laws and regulations that are complex and stringent. Our business involves in part the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities. We also regularly perform work, including oil field and pipeline construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands. In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.

        Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed. For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable state laws, that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances. In addition, some environmental regulations can impose liability for the entire cleanup upon owners, operators, generators, transporters and other persons arranging for the treatment or disposal of such hazardous substances related to contaminated facilities or project sites. Other federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act and the Energy Reorganization Act of 1974, as well as other comparable national and state laws. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Demand for our oil and gas services fluctuates.

        Our acquisition of URS significantly increased our oil and gas services in North America, particularly to the unconventional segments of this market. Demand for our oil and gas services fluctuates, and we depend on our customers' willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

  •
  prices, and expectations about future prices, of oil and natural gas;

  •
  domestic and foreign supply of and demand for oil and natural gas;

  •
  the cost of exploring for, developing, producing and delivering oil and natural gas;

  •
  available pipeline, storage and other transportation capacity;

  •
  availability of qualified personnel and lead times associated with acquiring equipment and products;

  •
  federal, state and local regulation of oilfield activities;

  •
  environmental concerns regarding the methods our customers use to extract natural gas;

  •
  the availability of water resources and the cost of disposal and recycling services; and

  •
  seasonal limitations on access to work locations.

        Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers. Lower prices or volatility in prices for oil and natural gas typically decrease spending and drilling activity, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. In addition, should the proposed Canada-U.S. Keystone XL pipeline or other similar proposed pipeline project applications be denied or further delayed by the federal government, then there may be a slowing of spending in the development of the Canadian oil sands. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

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

        Furthermore, during the acquisition process and thereafter, our management may need to assume significant transaction-related responsibilities, which may cause them to divert their attention from our existing operations. If our management is unable to successfully integrate acquired companies or implement our growth strategy, our operating results could be harmed. In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Moreover, we cannot assure that we will continue to successfully expand or that growth or expansion will result in profitability.

Uncertainties associated with the URS acquisition may cause a loss of management personnel and other key employees which could adversely affect our future business, operations and financial results following the URS acquisition.

        We and our subsidiaries are dependent on the experience and industry knowledge of our senior management and other key employees to execute our business plans. Our success following the URS acquisition will continue to depend in part upon our ability to retain key management personnel and other key employees. Our current and prospective employees may experience uncertainty about their roles within our company, which may have an adverse effect on the ability of each of us to attract or retain key management and other key personnel.

        Accordingly, no assurance can be given that we will be able to attract or retain our key management personnel and other key employees to the same extent that our companies have previously been able to attract or retain employees prior to the URS acquisition. In addition, we might not be able to locate suitable replacements for any such key employees who leave us or offer employment to potential replacements on reasonable terms.

Although we expect to realize certain benefits as a result of the URS acquisition, there is the possibility that we may be unable to successfully integrate our and URS's businesses in order to realize the anticipated benefits of the URS acquisition or do so within the intended timeframe.

        As a result of the URS acquisition, we have been, and will continue to be, required to devote significant management attention and resources to integrating the business practices and operations of URS with our business. Difficulties we may encounter as part of the integration process include the following:

  •
  the consequences of a change in tax treatment, including the costs of integration and compliance and the possibility that the full benefits anticipated from the URS acquisition will not be realized;

  •
  any delay in the integration of management teams, strategies, operations, products and services;

  •
  diversion of the attention of each company's management as a result of the URS acquisition;

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

  •
  potential unknown liabilities and unforeseen increased expenses or delays associated with the URS acquisition, including costs to integrate URS beyond current estimates;

  •
  the ability to deduct or claim certain tax attributes or benefits such as operating losses, business or foreign tax credits; and

  •
  the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies.

        Any of these factors could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the URS acquisition or could reduce each company's earnings or otherwise adversely affect our business and financial results.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

        After giving pro forma effect to the URS acquisition and the financing transactions in connection with the URS acquisition, we and our subsidiaries would have had approximately $5.2 billion of indebtedness (excluding intercompany indebtedness) outstanding as of September 30, 2014, of which $3.2 billion was secured obligations (exclusive of $104 million of outstanding undrawn letters of credit) and we had an additional $601 million of availability under our new credit facility entered into on October 17, 2014 as described in Note 24. "Subsequent Events," of this report (the "New Credit Facility") (after giving effect to outstanding letters of credit), all of which would be secured debt if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

        This high level of indebtedness could have important negative consequences to us, including, but not limited to:

  •
  we may have difficulty satisfying our obligations with respect to outstanding debt obligations;

  •
  we may have difficulty obtaining financing in the future for working capital, acquisitions, capital expenditures or other purposes;

  •
  we may need to use all, or a substantial portion, of our available excess cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities, including, but not limited to, working capital requirements, acquisitions, capital expenditures or other general corporate or business activities;

  •
  our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

  •
  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

  •
  our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

  •
  we may have increased borrowing costs;

  •
  our clients, surety providers or insurance carriers may react adversely to our significant debt level;

  •
  we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary, to retire certain of our debt instruments tendered to us upon maturity of our debt or the occurrence of a change of control, which would constitute an event of default under certain of our debt instruments; and

  •
  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

        Our high level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, future acquisitions, capital expenditures or other general corporate or business activities.

        In addition, a substantial portion of our indebtedness bears interest at variable rates, including borrowings under our New Credit Facility. If market interest rates increase, debt service on our variable-rate debt will rise, which could adversely affect our cash flow, results of operations and financial position. Although we may employ hedging strategies such that a portion of the aggregate principal amount of our term loans carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of borrowings under our New Credit Facility that is not hedged will be subject to changes in interest rates.

The agreements governing our debt contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

        The credit agreement that governs the New Credit Facility and the indenture governing the senior unsecured notes in the principal amount of $1.6 billion offered by us through a private offering on October 6, 2014 contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

  •
  incur additional indebtedness;

  •
  create liens;

  •
  pay dividends and make other distributions in respect of our equity securities;

  •
  redeem our equity securities;

  •
  distribute excess cash flow from foreign to domestic subsidiaries;

  •
  make certain investments or certain other restricted payments;

  •
  sell certain kinds of assets;

  •
  enter into certain types of transactions with affiliates; and

  •
  effect mergers or consolidations.

        In addition, our New Credit Facility will also require us to comply with an interest coverage ratio and consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

        These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

        A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under all or certain of our debt instruments. If an event of default occurs, our creditors could elect to:

  •
  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

  •
  require us to apply all of our available cash to repay the borrowings; or

  •
  prevent us from making debt service payments on certain of our borrowings.

        If we were unable to repay or otherwise refinance these borrowings when due, the applicable creditors could sell the collateral securing certain of our debt instruments, which constitutes substantially all of our domestic and foreign, wholly owned subsidiaries' assets.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under our New Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 0.125% increase in such interest rates would increase total interest expense under our New Credit Facility for the twelve months ended September 30, 2014 on a pro forma basis by $2 million, and a 0.125% decrease in such interest rates would decrease total interest expense for the term loan under our New Credit Facility for the same period on a pro forma basis by $2 million, without giving effect to any interest rate swaps that we may enter into. We may, from time to time, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

If we are unable to continue to access credit on acceptable terms, our business may be adversely affected.

        The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for uncommitted bond facilities and new indebtedness, replace our existing revolving and term credit agreements or obtain funding through the issuance of our securities. We use credit facilities to support our working capital and acquisition needs. There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

Our ability to grow and to compete in our industry will be harmed if we do not retain the continued services of our key technical and management personnel and identify, hire, and retain additional qualified personnel.

        There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel in the timeframe demanded by our clients. Our planned growth may place increased demands on our resources and will likely require the addition of technical and management personnel and the development of additional expertise by existing personnel. In addition, we may occasionally enter into contracts before we have hired or retained appropriate staffing for that project. Also, some of our personnel hold government granted eligibility that may be required to obtain certain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees. Loss of the services of, or failure to recruit, key technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

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

        We are engaged in a highly competitive business. The professional technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

        Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for fiscal 2014, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage.

        Our services involve significant risks of professional and other liabilities that may substantially exceed the fees that we derive from our services. In addition, we sometimes contractually assume liability to clients on projects under indemnification agreements. We cannot predict the magnitude of potential liabilities from the operation of our business. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if such judgments and recommendations are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.

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

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

        We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

If we do not have adequate indemnification for our services related to nuclear materials, it could adversely affect our business and financial condition.

        We provide services to the Department of Energy relating to our nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of our nuclear energy plants. Indemnification provisions under the Price-Anderson Act available to nuclear energy plant operators and Department of Energy contractors do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the Department of Energy and the nuclear energy industry. If the Price-Anderson Act's indemnification protection does not apply to our services or if our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by our client's refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

        We also provide services to the United Kingdom's Nuclear Decommissioning Authority (NDA) relating to clean-up and decommissioning of the United Kingdom's public sector nuclear sites. Indemnification provisions under the Nuclear Installations Act 1965 available to nuclear site licensees, the Atomic Energy Authority, and the Crown, and contractual indemnification from the NDA do not apply to all liabilities that we might incur while performing services as a clean-up and decommissioning contractor for the NDA. If the Nuclear Installations Act 1965 and contractual indemnification protection does not apply to our services or if our exposure occurs outside the United Kingdom, our business and financial condition could be adversely affected either by our client's refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

Our backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and, thus, may not accurately reflect future revenue and profits.

        At September 30, 2014, our contracted backlog was approximately $11.4 billion and our awarded backlog was approximately $13.7 billion for a total backlog of $25.1 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

We have submitted claims to clients for work we performed beyond the initial scope of some of our contracts. If these clients do not approve these claims, our results of operations could be adversely impacted.

        We typically have pending claims submitted under some of our contracts for payment of work performed beyond the initial contractual requirements for which we have already recorded revenue. In general, we cannot guarantee that such claims will be approved in whole, in part, or at all. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. If these claims are not approved, our revenue may be reduced in future periods.

In conducting our business, we depend on other contractors, subcontractors and equipment and material providers. If these parties fail to satisfy their obligations to us or other parties or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected.

        We depend on contractors, subcontractors and equipment and material providers in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract.

Also, to the extent that we cannot acquire equipment and materials at reasonable costs, or if the amount we are required to pay exceeds our estimates, our ability to complete a project in a timely fashion or at a profit may be impaired. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized, we could be held responsible for such failures and/or we may be required to purchase the supplies or services from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the supplies or services are needed.

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

If clients use our reports or other work product without appropriate disclaimers or in a misleading or incomplete manner, or if our reports or other work product are not in compliance with professional standards and other regulations, our business could be adversely affected.

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

        In addition, our reports and other work product may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed. We could be liable to third parties who use or rely upon our reports and other work product even if we are not contractually bound to those third parties. These events could in turn result in monetary damages and penalties.

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

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

        We regularly negotiate with labor unions and enter into collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 22,000 square feet of space at 1999 Avenue of the Stars, Los Angeles, California. Our other offices consist of an aggregate of approximately 6.7 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 13 in the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted below, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business in Note 20, "Commitments and Contingencies," of this report, the information set forth in such note is incorporated by reference into this Item 3. The resolution of these matters is subject to inherent uncertainty, and it is reasonably possible that resolution of any of these outstanding matters could have a material adverse effect on us. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 2,141 stockholders of record as of November 5, 2014. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2014:
First quarter	27.47	32.69
Second quarter	27.69	32.48
Third quarter	30.46	33.57
Fourth quarter	31.66	38.13

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2013:
First quarter	18.87	24.37
Second quarter	23.80	32.95
Third quarter	28.22	32.01
Fourth quarter	28.63	35.20

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

  Equity Compensation Plans

        The following table presents certain information about our equity compensation plans as of September 30, 2014:

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Equity compensation plans approved by stockholders:
AECOM Technology Corporation 2006 Stock Incentive Plan	1,634,051	$27.69	19,841,452
AECOM Technology Corporation Equity Incentive Plan	N/A	N/A	4,189,556
AECOM Technology Corporation Employee Stock Purchase Plan	N/A	N/A	5,803,736
AECOM Technology Corporation Global Stock Program(a)	N/A	N/A	22,716,027

Total	1,634,051	$27.69	52,550,771

(a)
The AECOM Technology Corporation Global Stock Program consists of our plans in Australia, Hong Kong, New Zealand, Singapore, United Arab Emirates/Qatar, and United Kingdom; and for North America, the Retirement & Savings Plan and Equity Investment Plan.

  Performance Measurement Comparison(1)

        The following chart compares the percentage change of AECOM stock (ACM) with that of the S&P MidCap 400 and the S&P 1500 SuperComposite Engineering and Construction indices from October 1, 2009 to September 30, 2014. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P 1500 SuperComposite Engineering and Construction Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

 Comparison of Percentage Change
October 1, 2009—September 30, 2014

End-of-Month Prices by Quarter

	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012
AECOM	27.50	28.37	23.06	24.26	27.97	27.73	27.34	17.67	20.57	22.37
S&P MidCap 400	726.67	789.90	711.73	802.10	907.25	989.05	978.64	781.26	879.16	994.30
S&P 1500 Super Composite Engineering and Construction	129.42	138.10	123.09	131.29	155.98	172.46	156.12	112.61	132.27	150.66

	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014
AECOM	16.45	21.16	23.80	32.80	31.79	31.27	29.43	32.17	32.20	33.75
S&P MidCap 400	941.64	989.02	1,020.43	1,153.68	1,160.82	1,243.85	1,342.53	1,378.50	1,432.94	1,370.97
S&P 1500 Super Composite Engineering and Construction	129.37	145.58	157.35	181.57	173.79	187.28	200.63	202.53	190.00	180.34

  Stock Repurchase Program

        The Company's Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million as of September 30, 2014.

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

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Revenue	$8,357	$8,153	$8,218	$8,037	$6,546
Cost of revenue	7,954	7,703	7,796	7,570	6,116

Gross profit	403	450	422	467	430
Equity in earnings of joint ventures	58	24	49	45	21
General and administrative expenses	(81)	(97)	(81)	(91)	(110)
Acquisition and integration expenses	(27)	—	—	—	—
Goodwill impairment	—	—	(336)	—	—

Income from operations	353	377	54	421	341
Other income	3	4	11	5	11
Interest expense	(41)	(45)	(47)	(42)	(11)

Income from continuing operations before income tax expense	315	336	18	384	341
Income tax expense	82	93	75	100	92

Income (loss) from continuing operations	233	243	(57)	284	249
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(3)	(4)	(2)	(8)	(12)

Net income (loss) attributable to AECOM	$230	$239	$(59)	$276	$237

Net income (loss) attributable to AECOM per share:
Basic	$2.36	$2.38	$(0.52)	$2.35	$2.07
Diluted	$2.33	$2.35	$(0.52)	$2.33	$2.05

Weighted average shares outstanding:
Basic	97	101	112	117	114
Diluted	99	102	112	118	115

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$95	$94	$103	$110	$79
Amortization expense of acquired intangible assets(2)	24	21	24	36	19
Capital expenditures	63	52	63	78	68
Contracted backlog	$11,349	$8,753	$8,499	$8,881	$6,802
Number of full-time and part-time employees	43,300	45,500	46,800	45,000	48,100

(1)
Includes amortization of deferred debt issuance costs.

(2)
Included in depreciation and amortization above.

	As of September 30,
	2014	2013	2012	2011	2010
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$574	$601	$594	$457	$613
Working capital	978	1,078	1,069	1,176	1,094
Total assets	6,123	5,666	5,665	5,789	5,243
Long-term debt excluding current portion	940	1,089	907	1,145	915
AECOM Stockholders' equity	2,187	2,021	2,169	2,340	2,090

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

Overview

        We are a leading provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 43,300 employees.

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

        Our PTS segment delivers planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government. PTS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors and other direct costs. Our PTS segment contributed $7,609.9 million, or 91%, of our fiscal 2014 revenue.

        Our MSS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government. MSS revenue typically includes a significant amount of pass-through fees from subcontractors and other direct costs. Our MSS segment contributed $746.9 million, or 9%, of our fiscal 2014 revenue.

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

Acquisitions

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2014, 2013, and 2012 was $88.5 million, $82.0 million, and $15.4 million, respectively.

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

        The following table presents, for the periods indicated, a presentation of the non-GAAP financial measures reconciled to the closest GAAP measure:

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in millions)
Other Financial Data:
Revenue	$8,357	$8,153	$8,218	$8,037	$6,546
Other direct costs(1)	3,501	3,176	3,034	2,856	2,340

Revenue, net of other direct costs(1)	4,856	4,977	5,184	5,181	4,206
Cost of revenue, net of other direct costs(1)	4,453	4,527	4,762	4,714	3,776

Gross profit	403	450	422	467	430
Equity in earnings of joint ventures	58	24	49	45	21
General and administrative expenses	(81)	(97)	(81)	(91)	(110)
Acquisition and integration expenses	(27)	—	—	—	—
Goodwill impairment	—	—	(336)	—	—

Income from operations	$353	$377	$54	$421	$341

Reconciliation of Cost of Revenue:
Other direct costs	$3,501	$3,176	$3,034	$2,856	$2,340
Cost of revenue, net of other direct costs	4,453	4,527	4,762	4,714	3,776

Cost of revenue	$7,954	$7,703	$7,796	$7,570	$6,116

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

  Acquisition and Integration Expenses

        Acquisition and integration expenses are comprised of transaction costs, professional fees, and personnel costs, including due diligence and integration activities, primarily related to the acquisition of URS Corporation.

  Goodwill Impairment

        See Critical Accounting Policies and Consolidated Results below.

  Income Tax Expense

        Income tax expense varies as a function of income before income tax expense and permanent non-tax deductible expenses. As a global enterprise, our effective tax rates can be affected by many factors, including changes in our worldwide mix of pre-tax earnings, the extent to which those earnings are indefinitely reinvested outside of the United States, our acquisition strategy, changes in judgment regarding the realizability of our deferred tax assets, and changes to existing tax legislation. Our tax returns are routinely audited and settlements of issues raised in these audits can also sometimes affect our tax provisions.

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

  Income Taxes

        We provide for income taxes in accordance with principles contained in ASC Topic 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

        Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance if it is more likely than not that a portion will not be realized.

        We measure and recognize the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, we evaluate the recognized tax benefits for derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

        Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. The evaluation of the recoverability of the deferred tax asset requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider a number of factors including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carry forward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

        If changes in judgment regarding the realizability of our deferred tax assets lead us to determine that it is more likely than not that we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that the ultimate realizability of all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination.

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed pre-tax earnings of non-U.S. operations of approximately $976.7 million because we have the ability to and intend to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time.

        The Company continually explores initiatives to better align our tax and legal entity structure with the footprint of our non-U.S. operations and recognizes the tax impact of these initiatives, including changes in assessment of its uncertain tax positions, indefinite reinvestment exception assertions and realizability of deferred tax assets earliest in the period when management believes all necessary internal and external approvals associated with such initiatives have been obtained, or when the initiatives are materially complete. It is possible that the completion of one or more of these initiatives may occur within the next 12 months.

  Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include backlog and customer relationships.

        We test goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year, and between annual tests if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units.

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

        Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, a 1% increase in the WACC rate represents a $500 million decrease to the fair value of our reporting units. A 1% decrease in the terminal growth rate represents a $400 million decrease to the fair value of our reporting units.

  Pension Plans

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long- term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $17.0 million to our international plans in fiscal 2015. We do not have a required minimum contribution for our U.S. plans; however, we may make additional discretionary contributions. We currently expect to contribute $5.4 million to our U.S. plans in fiscal 2015. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $37.2 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would increase by approximately $0.5 million and $1.6 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $15.4 million and plan expense would increase by approximately $1.1 million.

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

        Between September 30, 2013 and September 30, 2014, the aggregate worldwide pension deficit increased from $192.7 million to an estimated $221.3 million. The increase in the aggregate worldwide pension deficit is primarily driven by decreases in U.S. and international discount rates. Although funding rules are subject to local laws and regulations and vary by location, we expect to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2014	September 30, 2013
			$	%
	($ in millions)
Revenue	$8,356.8	$8,153.5	$203.3	2.5%
Other direct costs	3,501.2	3,176.5	324.7	10.2

Revenue, net of other direct costs	4,855.6	4,977.0	(121.4)	(2.4)
Cost of revenue, net of other direct costs	4,452.4	4,527.0	(74.6)	(1.6)

Gross profit	403.2	450.0	(46.8)	(10.4)
Equity in earnings of joint ventures	57.9	24.3	33.6	138.3
General and administrative expenses	(80.9)	(97.3)	16.4	(16.9)
Acquisition and integration expenses	(27.3)	—	(27.3)	*

Income from operations	352.9	377.0	(24.1)	(6.4)
Other income	2.7	3.5	(0.8)	(22.9)
Interest expense	(40.8)	(44.7)	3.9	(8.7)

Income before income tax expense	314.8	335.8	(21.0)	(6.3)
Income tax expense	82.0	92.6	(10.6)	(11.4)

Net income	232.8	243.2	(10.4)	(4.3)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(2.9)	(4.0)	1.1	(27.5)

Net income attributable to AECOM	$229.9	$239.2	$(9.3)	(3.9)%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.7	91.0

Gross margin	8.3	9.0
Equity in earnings of joint ventures	1.2	0.5
General and administrative expenses	(1.6)	(1.9)
Acquisition and integration expenses	(0.6)	—

Income from operations	7.3	7.6
Other income	0.1	0.1
Interest expense	(0.9)	(1.0)

Income before income tax expense	6.5	6.7
Income tax expense	1.7	1.8

Net income	4.8	4.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	(0.1)

Net income attributable to AECOM	4.7%	4.8%

  Revenue

        Our revenue for the year ended September 30, 2014 increased $203.3 million, or 2.5%, to $8,356.8 million as compared to $8,153.5 million for the corresponding period last year. Revenue provided by acquired companies was $189.1 million for the year ended September 30, 2014. Excluding the revenue provided by acquired companies, revenue increased $14.2 million, or 0.2%, from the year ended September 30, 2013.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2014 was primarily attributable to an increase in the Europe, Middle East, and Africa region of $340 million, including $150 million provided by newly consolidated AECOM Arabia, an increase in Americas construction services of approximately $290 million and an increase in Asia of $60 million. These increases were partially offset by decreases in the Americas of approximately $310 million substantially from engineering and program management services, in Australia of approximately $150 million, and in our MSS segment of $164 million, as noted below coupled with a negative foreign exchange impact of $70 million.

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs, for the year ended September 30, 2014 decreased $121.4 million, or 2.4%, to $4,855.6 million as compared to $4,977.0 million for the corresponding period last year. Revenue, net of other direct costs, of $38.6 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $160.0 million, or 3.2%, over the year ended September 30, 2013.

        The decrease in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2014 was primarily due to decreases in our MSS segment of $168 million, as noted below, and in the Americas of approximately $120 million substantially from a decline in engineering and program management services, and in Australia of approximately $120 million, coupled with a negative foreign exchange impact of $50 million. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $230 million, including revenue, net of other direct costs provided by newly consolidated AECOM Arabia of $90 million, an increase in Asia of $50 million and an increase in the Americas construction services of approximately $20 million.

  Gross Profit

        Our gross profit for the year ended September 30, 2014 decreased $46.8 million, or 10.4%, to $403.2 million as compared to $450.0 million for the corresponding period last year. Gross profit provided by acquired companies was $2.7 million. Excluding gross profit provided by acquired companies, gross profit decreased $49.5 million, or 11.0%, from the year ended September 30, 2013. For the year ended September 30, 2014, gross profit, as a percentage of revenue, net of other direct costs, decreased to 8.3% from 9.0% in the year ended September 30, 2013.

        The decreases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the year ended September 30, 2014 were primarily due to the reasons discussed within the reportable segments below.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2014 was $57.9 million as compared to $24.3 million in the corresponding period last year.

        The increase in earnings of joint ventures for the year ended September 30, 2014 was primarily due to a $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in our PTS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 7 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2014 decreased $16.4 million, or 16.9%, to $80.9 million as compared to $97.3 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, general and administrative expenses decreased to 1.6% for the year ended September 30, 2014 from 1.9% for the year ended September 30, 2013.

        The decrease in general and administrative expenses was primarily due to decreased personnel costs.

  Acquisition and Integration Expenses

        Our acquisition and integration expenses for the year ended September 30, 2014 were $27.3 million, which included $15.2 million of external transaction costs and professional fees, and $12.1 million of personnel costs associated with the acquisition and integration of URS.

  Other Income

        Our other income for the year ended September 30, 2014 decreased $0.8 million to $2.7 million as compared to $3.5 million for the year ended September 30, 2013.

  Interest Expense

        Our interest expense for the year ended September 30, 2014 was $40.8 million as compared to $44.7 million of interest expense for the year ended September 30, 2013.

  Income Tax Expense

        Our income tax expense for the year ended September 30, 2014 decreased $10.6 million, or 11.4%, to $82.0 million as compared to $92.6 million for the year ended September 30, 2013. The effective tax rate was 26.1% and 27.6% for the years ended September 30, 2014 and 2013, respectively.

        The decrease in income tax expense for the year ended September 30, 2014 was primarily due to lower overall pretax income, a change in the geographical mix of earnings, and an incremental tax benefit related to a US manufacturing deduction claimed on prior year U.S. corporate income tax returns.

  Net Income Attributable to AECOM

        The factors described above resulted in the net income attributable to AECOM of $229.9 million for the year ended September 30, 2014, as compared to the net income attributable to AECOM of $239.2 million for the year ended September 30, 2013.

Results of Operations by Reportable Segment

Professional Technical Services

	Fiscal Year Ended
			Change
	September 30, 2014	September 30, 2013
			$	%
	($ in millions)
Revenue	$7,609.9	$7,242.9	$367.0	5.1%
Other direct costs	3,147.2	2,826.5	320.7	11.3

Revenue, net of other direct costs	4,462.7	4,416.4	46.3	1.0
Cost of revenue, net of other direct costs	4,097.5	3,999.5	98.0	2.5

Gross profit	$365.2	$416.9	$(51.7)	(12.4)%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.8	90.6

Gross profit	8.2%	9.4%

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2014 increased $367.0 million, or 5.1%, to $7,609.9 million as compared to $7,242.9 million for the corresponding period last year. Revenue provided by acquired companies was $189.1 million. Excluding revenue provided by acquired companies, revenue increased $177.9 million, or 2.5%, over the year ended September 30, 2013.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2014 was primarily attributable to an increase in the Europe, Middle East, and Africa region of $340 million, including $150 million provided by newly consolidated AECOM Arabia, an increase in Americas construction services of approximately $290 million, and an increase in Asia of $60 million. These increases were partially offset by decreases in the Americas of approximately $310 million substantially from engineering and program management services, in Australia of approximately $150 million, coupled with a negative foreign exchange impact of $70 million.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our PTS segment for the year ended September 30, 2014 increased $46.3 million, or 1.0%, to $4,462.7 million as compared to $4,416.4 million for the corresponding period last year. Revenue, net of other direct costs provided by acquired companies was $38.6 million. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, increased $7.7 million, or 0.2%, over the year ended September 30, 2013.

        The increase in revenue, net of other direct costs, excluding revenue, net of other direct costs provided by acquired companies, for the year ended September 30, 2014 was primarily due to an increase in the Europe, Middle East, and Africa region of $230 million, including revenue, net of other direct costs provided by newly consolidated AECOM Arabia of $90 million, an increase in Asia of $50 million and an increase in the Americas construction services of approximately $20 million. These increases were partially offset by a decrease in the Americas of approximately $120 million substantially from a decline in engineering and program management services, and in Australia of approximately $120 million, coupled with a negative foreign exchange impact of $50 million.

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2014 decreased $51.7 million, or 12.4%, to $365.2 million as compared to $416.9 million for the corresponding period last year. Gross profit provided by acquired companies was $2.7 million. Excluding gross profit provided by acquired companies, gross profit decreased $54.4 million, or 13.0%, from the year ended September 30, 2013. As a percentage of revenue, net of other direct costs, gross profit decreased to 8.2% of revenue, net of other direct costs, for the year ended September 30, 2014, from 9.4% in the corresponding period last year.

        The decrease in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the year ended September 30, 2014 was primarily attributable to a decline in revenue in engineering and program management services in the Americas, as discussed above, partially offset by the collection of a previously reserved receivable.

Management Support Services

	Fiscal Year Ended
			Change
	September 30, 2014	September 30, 2013
			$	%
	($ in millions)
Revenue	$746.9	$910.6	$(163.7)	(18.0)%
Other direct costs	354.0	350.0	4.0	1.1

Revenue, net of other direct costs	392.9	560.6	(167.7)	(29.9)
Cost of revenue, net of other direct costs	354.9	527.5	(172.6)	(32.7)

Gross profit	$38.0	$33.1	$4.9	14.8%

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	90.3	94.1

Gross profit (loss)	9.7%	5.9%

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2014, decreased $163.7 million, or 18.0%, to $746.9 million as compared to $910.6 million for the corresponding period last year.

        The decrease in revenue for the year ended September 30, 2014 was primarily due to decreased services provided to the U.S. government in the Middle East.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our MSS segment for the year ended September 30, 2014 decreased $167.7 million, or 29.9%, to $392.9 million as compared to $560.6 million for the corresponding period last year.

        The decrease in revenue, net of other direct costs for the year ended September 30, 2014 was primarily due to decreased services provided to the U.S. government in the Middle East.

  Gross Profit

        Gross profit for our MSS segment for the year ended September 30, 2014 was $38.0 million as compared to $33.1 million for the corresponding period last year. As a percentage of revenue, net of other direct costs, gross profit increased to 9.7% of revenue, net of other direct costs, for the year ended September 30, 2014 from 5.9% in the corresponding period last year.

        The increase in gross profit and gross profit, as a percentage of revenue, net of other direct costs, for the year ended September 30, 2014 was primarily due to the collection of a previously reserved Libya-related project receivable, partially offset by decreased services provided to the U.S. government in the Middle East.

Fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2013	September 30, 2012
			$	%
	($ in millions)
Revenue	$8,153.5	$8,218.2	$(64.7)	(0.8)%
Other direct costs	3,176.5	3,034.3	142.2	4.7

Revenue, net of other direct costs	4,977.0	5,183.9	(206.9)	(4.0)
Cost of revenue, net of other direct costs	4,527.0	4,762.0	(235.0)	(4.9)

Gross profit	450.0	421.9	28.1	6.7
Equity in earnings of joint ventures	24.3	48.6	(24.3)	(50.0)
General and administrative expenses	(97.3)	(80.9)	(16.4)	20.3
Goodwill impairment	—	(336.0)	336.0	(100.0)

Income from operations	377.0	53.6	323.4	*
Other income	3.5	10.6	(7.1)	(67.0)
Interest expense	(44.7)	(46.7)	2.0	(4.3)

Income from continuing operations before income tax expense	335.8	17.5	318.3	*
Income tax expense	92.6	74.4	18.2	24.5

Net income (loss)	243.2	(56.9)	300.1	*
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(4.0)	(1.7)	(2.3)	135.3

Net income (loss) attributable to AECOM	$239.2	$(58.6)	$297.8	* %

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue, net of other direct costs:

	Fiscal Year Ended
	September 30, 2013	September 30, 2012
Revenue, net of other direct costs	100.0%	100.0%
Cost of revenue, net of other direct costs	91.0	91.9

Gross margin	9.0	8.1
Equity in earnings of joint ventures	0.5	0.9
General and administrative expenses	(1.9)	(1.5)
Goodwill impairment	—	(6.5)

Income from operations	7.6	1.0
Other income	0.1	0.2
Interest expense	(1.0)	(0.9)

Income from continuing operations before income tax expense	6.7	0.3
Income tax expense	1.8	1.4

Net income (loss)	4.9	(1.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.1)	0.0

Net income (loss) attributable to AECOM	4.8%	(1.1)%

  Revenue

        Our revenue for the year ended September 30, 2013 decreased $64.7 million, or 0.8%, to $8,153.5 million as compared to $8,218.2 million for the year ended September 30, 2012. Revenue provided by acquired companies was $166.9 million for the year ended September 30, 2013. Excluding the revenue provided by acquired companies, revenue decreased $231.6 million, or 2.8%, from the year ended September 30, 2012.

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

  Revenue, Net of Other Direct Costs

        Our revenue, net of other direct costs, for the year ended September 30, 2013 decreased $206.9 million, or 4.0%, to $4,977.0 million as compared to $5,183.9 million for the year ended September 30, 2012. Revenue, net of other direct costs, of $128.3 million was provided by acquired companies. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $335.2 million, or 6.5%, over the year ended September 30, 2012.

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

  Gross Profit

        Our gross profit for the year ended September 30, 2013 increased $28.1 million, or 6.7%, to $450.0 million as compared to $421.9 million for the year ended September 30, 2012. Gross profit provided by acquired companies was $10.5 million. Excluding gross profit provided by acquired companies, gross profit increased $17.6 million, or 4.2%, from the year ended September 30, 2012. For the year ended September 30, 2013, gross profit, as a percentage of revenue, net of other direct costs, increased to 9.0% from 8.1% in the year ended September 30, 2012.

        The increases in gross profit and gross profit as a percentage of revenue, net of other direct costs, for the year ended September 30, 2013 were primarily due to improved project performance in our MSS reportable segment.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2013 was $24.3 million compared to $48.6 million for the year ended September 30, 2012.

        The decrease in equity in earnings of joint ventures for the year ended September 30, 2013 was primarily due to reduced earnings on MSS joint ventures that support the United States Army in the Middle East.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2013 increased $16.4 million, or 20.3%, to $97.3 million as compared to $80.9 million for the year ended September 30, 2012. As a percentage of revenue, net of other direct costs, general and administrative expenses increased to 1.9% for the year ended September 30, 2013 from 1.5% for the year ended September 30, 2012.

        The increases in general administrative expenses were primarily due to increased performance-based compensation.

  Other Income

        Our other income for the year ended September 30, 2013 decreased $7.1 million to $3.5 million as compared to $10.6 million for the year ended September 30, 2012.

        The decrease in other income for the year ended September 30, 2013 was primarily due to decreased earnings from investments.

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

  Revenue

        Revenue for our PTS segment for the year ended September 30, 2013 decreased $34.0 million, or 0.5%, to $7,242.9 million as compared to $7,276.9 million for the year ended September 30, 2012. Revenue provided by acquired companies was $166.9 million. Excluding revenue provided by acquired companies, revenue decreased $200.9 million, or 2.8%, over the year ended September 30, 2012.

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

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our PTS segment for the year ended September 30, 2013 decreased $190.9 million, or 4.1%, to $4,416.4 million as compared to $4,607.3 million for the year ended September 30, 2012. Revenue, net of other direct costs provided by acquired companies was $128.3 million. Excluding revenue, net of other direct costs, provided by acquired companies, revenue, net of other direct costs, decreased $319.2 million, or 6.9%, over the year ended September 30, 2012.

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

  Gross Profit

        Gross profit for our PTS segment for the year ended September 30, 2013 decreased $6.9 million, or 1.6%, to $416.9 million as compared to $423.8 million for the year ended September 30, 2012. Gross profit provided by acquired companies was $10.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $17.4 million, or 4.1%, from the year ended September 30, 2012. As a percentage of revenue, net of other direct costs, gross profit increased to 9.4% of revenue, net of other direct costs, for the year ended September 30, 2013, from 9.2% in the year ended September 30, 2012.

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

  Revenue

        Revenue for our MSS segment for the year ended September 30, 2013, decreased $30.7 million, or 3.3%, to $910.6 million as compared to $941.3 million for the year ended September 30, 2012.

  Revenue, Net of Other Direct Costs

        Revenue, net of other direct costs, for our MSS segment for the year ended September 30, 2013 decreased $16.0 million, or 2.8%, to $560.6 million as compared to $576.6 million for the year ended September 30, 2012.

  Gross Profit (Loss)

        Gross profit (loss) for our MSS segment for the year ended September 30, 2013 was $33.1 million as compared to $(1.9) million for the year ended September 30, 2012. As a percentage of revenue, net of other direct costs, gross profit (loss) increased to 5.9% of revenue, net of other direct costs, for the year ended September 30, 2013 from (0.3)% in the year ended September 30, 2012.

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

Liquidity and Capital Resources

  Cash Flows

        Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of stock under our stock repurchase program and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility, the financing entered into in connection with the acquisition of URS Corporation, and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.

        At September 30, 2014, cash and cash equivalents were $574.2 million, a decrease of $26.5 million, or 4.4%, from $600.7 million at September 30, 2013. The decrease in cash and cash equivalents was primarily attributable to net repayments of borrowings under credit agreements, cash payments for capital expenditures, business acquisitions, investments in joint ventures, and stock repurchases, partially offset by cash provided by operating activities.

        Net cash provided by operating activities was $360.6 million for the year ended September 30, 2014, a decrease of $48.0 million, or 11.7%, from $408.6 million for the year ended September 30, 2013. The decrease was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the year ended September 30, 2014 provided a net benefit of $10.8 million as compared to $64.9 million during the year ended September 30, 2013, giving effect to a decrease in cash provided by operating activities of $54.1 million. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

        Net cash used in investing activities was $142.8 million for the year ended September 30, 2014, compared with $139.5 million for the year ended September 30, 2013. This increase was primarily attributable to an increase in net investment in unconsolidated joint ventures, increased payments for business acquisitions, net of cash acquired, and an increase in cash payments for capital expenditures, partially offset by a benefit from the sale of investments and cash acquired from the consolidation of a joint venture.

        Net cash used in financing activities was $233.8 million for the year ended September 30, 2014, compared with $254.4 million for the year ended September 30, 2013. The decrease was primarily attributable to a decrease in payments to repurchase common stock of $353.2 million, partially offset by an increase in net repayments and borrowings under credit agreements of $312.2 million and an increase in distributions to noncontrolling interests.

  URS Acquisition

        We expect to incur approximately $250 million of amortization of intangible assets expense and $290 million of acquisition and integration expense in the next 12 months.

  Working Capital

        Working capital, or current assets less current liabilities, decreased $99.8 million, or 9.3%, to $978.3 million at September 30, 2014 from $1,078.1 million at September 30, 2013. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $255.6 million, or 12.7%, to $2,275.4 million at September 30, 2014.

        Accounts receivable increased 13.4%, or $312.7 million, to $2,655.0 million at September 30, 2014 from $2,342.3 million at September 30, 2013.

        Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, was 85 days at September 30, 2014 compared to 88 days at September 30, 2013.

        In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

        Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there were no significant net receivables related to contract claims as of September 30, 2014 and 2013. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

  Debt

        Debt consisted of the following:

	September 30, 2014	September 30, 2013
	(in millions)
Unsecured term credit agreement	$712.5	$750.0
Unsecured senior notes	263.9	260.2
Unsecured revolving credit facility	—	114.7
Other debt	27.6	48.4

Total debt	1,004.0	1,173.3
Less: Current portion of debt and short-term borrowings	(64.4)	(84.3)

Long-term debt, less current portion	$939.6	$1,089.0

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2014:

Fiscal Year
2015	$64.4
2016	38.0
2017	37.7
2018	600.0
2019	—
Thereafter	263.9

Total	$1,004.0

  Unsecured Term Credit Agreement

        In June 2013, we entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, we borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. We used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the years ended September 30, 2014 and 2013, the average interest rate of our term loan facility was 1.66% and 1.98%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis and began on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. We may, at our option, prepay the loans at any time, without penalty. Our obligations under the Term Credit Agreement are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

  Unsecured Senior Notes

        In July 2010, we issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $88.9 million and $85.2 million at September 30, 2014 and 2013, respectively. The fair value of our unsecured senior notes was approximately $287.4 million and $269.4 million at September 30, 2014 and 2013, respectively. We calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. Our obligations under the notes are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees. We have the option to prepay the notes at any time at their called principal amount, together with any accrued and unpaid interest, plus a make-whole premium.

  Unsecured Revolving Credit Facility

        In January 2014, we entered into a Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which provides for a borrowing capacity of $1.05 billion. The Revolving Credit Agreement expires on January 29, 2019, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at our option without prepayment or penalty, subject to certain conditions including the absence of any event of default. We may request an increase in capacity of up to a total of $1.25 billion, subject to certain conditions including the absence of any event of default. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for the Eurocurrency Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.350% on any unused commitment. At September 30, 2014 and 2013, $0.0 million and $114.7 million, respectively, were outstanding under our revolving credit facility. At September 30, 2014 and 2013, outstanding standby letters of credit totaled $12.1 million and $35.5 million, respectively, under our revolving credit facility. As of September 30, 2014, we had $1,037.9 million available under our Revolving Credit Agreement.

  Covenants and Restrictions

        Under our debt agreements relating to our unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, we are subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per our debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of September 30, 2014, our most restrictive consolidated leverage ratio under our debt agreements was 2.55, which did not exceed our maximum consolidated leverage ratio permitted under our debt agreements of 3.0.

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

        Additionally, our unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of our Company and our subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, we cannot include a consolidated net loss that may occur in any fiscal quarter. Our net worth for this financial covenant is defined as total AECOM stockholders' equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2014, this amount was $2.2 billion, which exceeds the calculated threshold of $1.7 billion.

        Should we fail to comply with these covenants, all or a portion of our borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and our unsecured revolving credit facility could be terminated. At September 30, 2014 and 2013, we were in compliance with all such covenants.

        Our average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the year ended September 30, 2014, 2013 and 2012 was 2.8%, 3.0% and 3.1%, respectively.

  Other Debt

        Other debt consists primarily of bank overdrafts and obligations under capital leases and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, we also have other unsecured credit facilities primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2014 and 2013, these outstanding standby letters of credit totaled $301.0 million and $236.4 million, respectively. As of September 30, 2014 and 2013, we had $327.4 million and $331.8 million, respectively, available under our unsecured credit facilities.

  Commitments and Contingencies

        Other than normal property and equipment additions and replacements, expenditures to further the implementation of our enterprise resource planning system, commitments under our incentive compensation programs, amounts we may expend to repurchase stock under our stock repurchase program and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below. However, if we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

        Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2014, there was approximately $313.1 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. See Note 24 in the notes to our consolidated financial statements for information regarding the consideration paid and debt obligation incurred in connection with our acquisition of URS Corporation.

        We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension plans. The total amounts of employer contributions paid for the year ended September 30, 2014 were $4.9 million for U.S. plans and $16.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

  Tishman Inquiry

        The U.S. Attorney's Office for the Eastern District of New York (USAO) has informed our subsidiary Tishman Construction Corporation (TCC) that, in connection with a wage and hour investigation of several New York area contractors, the USAO is investigating potential improper overtime payments to union workers on projects managed by TCC and other contractors in New York dating back to 1999. TCC, which was acquired by us in 2010, has cooperated fully with the investigation and, as of this date, no actions have been filed.

  AECOM Australia

        In 2005 and 2006, the Company's main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of the client's project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway's design and construction, the client formed certain special purpose vehicles (SPVs) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and approximately an additional $1.4 billion Australian dollars in long term bank loans. The SPVs went into insolvency administrations in February 2011.

        KordaMentha, the receivers for the SPVs (the RCM Applicants), caused a lawsuit to be filed against AECOM Australia by the RCM Applicants in the Federal Court of Australia on May 14, 2012. Portigon AG (formerly WestLB AG), one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia against AECOM Australia on May 18, 2012. Separately, a class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012.

        All of the lawsuits claim damages that purportedly resulted from AECOM Australia's role in connection with the above described traffic forecast. The RCM Applicants have claimed damages of approximately $1.68 billion Australian dollars (including interest, as of March 31, 2014). The damages claimed by Portigon as of June 17, 2014 were also recently quantified at approximately $76 million Australian dollars (including interest). We believe this claim is duplicative of damages already included in the RCM Applicants' claim to the extent Portigon receives a portion of the RCM Applicants' recovery. The class action applicants claim that they represent investors who acquired approximately $155 million Australian dollars of securities.

        AECOM Australia disputes the claimed entitlements to damages asserted by all applicants and is vigorously defending the claims brought against it. The likely resolution of these matters cannot be reasonably determined at this time. However, if these matters are not resolved in AECOM Australia's favor then, depending upon the outcome, such resolution could have a material adverse effect on the Company's results of operations.

Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2014:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$1,004.0	$64.4	$75.7	$600.0	$263.9
Interest on debt	141.3	26.6	51.6	37.6	25.5
Operating leases	886.0	181.4	281.2	188.7	234.7
Other	87.9	60.6	27.3	—	—
Pension obligations	418.0	38.7	76.5	81.2	221.6

Total contractual obligations and commitments	$2,537.2	$371.7	$512.3	$907.5	$745.7

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

        In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for our fiscal year beginning October 1, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have not selected a transition method and are currently in the process of evaluating the impact of adoption of the new accounting guidance on our consolidated financial statements.

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

  Foreign Exchange Rates

        We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. We use foreign currency forward contracts from time to time to mitigate foreign currency risk. We limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, we generally do not need to hedge foreign currency cash flows for contract work performed. The functional currency of our significant foreign operations is the respective local currency.

  Interest Rates

        Our senior revolving credit facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2014 and 2013, we had $712.5 million and $864.7 million, respectively, in outstanding borrowings under our unsecured term credit agreements and our unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing's base rate can range from 0.0% to 2.5%. For the year ended September 30, 2014, our weighted average floating rate borrowings were $945.2 million, or $457.7 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased or decreased by 1%, our interest expense for the year ended September 30, 2014 would have increased or decreased by $4.6 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM Technology Corporation
Index to Consolidated Financial Statements
September 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM Technology Corporation

        We have audited the accompanying consolidated balance sheets of AECOM Technology Corporation (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM Technology Corporation at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM Technology Corporation's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 17, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM Technology Corporation

        We have audited AECOM Technology Corporation's (the "Company") internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). AECOM Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AECOM Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM Technology Corporation as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014 and our report dated November 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 17, 2014

AECOM Technology Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2014	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$521,784	$450,328
Cash in consolidated joint ventures	52,404	150,349

Total cash and cash equivalents	574,188	600,677
Accounts receivable—net	2,654,976	2,342,262
Prepaid expenses and other current assets	177,536	168,714
Income taxes receivable	1,541	—
Deferred tax assets—net	25,872	19,949

TOTAL CURRENT ASSETS	3,434,113	3,131,602
PROPERTY AND EQUIPMENT—NET	281,979	270,672
DEFERRED TAX ASSETS—NET	118,038	143,478
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	142,901	106,422
GOODWILL	1,937,338	1,811,754
INTANGIBLE ASSETS—NET	90,238	83,149
OTHER NON-CURRENT ASSETS	118,770	118,546

TOTAL ASSETS	$6,123,377	$5,665,623

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$23,915	$29,578
Accounts payable	1,047,155	725,389
Accrued expenses and other current liabilities	964,627	915,282
Income taxes payable	—	6,127
Billings in excess of costs on uncompleted contracts	379,574	322,486
Current portion of long-term debt	40,498	54,687

TOTAL CURRENT LIABILITIES	2,455,769	2,053,549
OTHER LONG-TERM LIABILITIES	455,563	448,920
LONG-TERM DEBT	939,565	1,089,060

TOTAL LIABILITIES	3,850,897	3,591,529
COMMITMENTS AND CONTINGENCIES (Note 20)
AECOM STOCKHOLDERS' EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2014 and 2013; issued and outstanding 96,715,797 and 96,016,358 shares as of September 30, 2014 and 2013, respectively	967	960
Additional paid-in capital	1,864,971	1,809,627
Accumulated other comprehensive loss	(356,602)	(261,299)
Retained earnings	677,181	472,155

TOTAL AECOM STOCKHOLDERS' EQUITY	2,186,517	2,021,443
Noncontrolling interests	85,963	52,651

TOTAL STOCKHOLDERS' EQUITY	2,272,480	2,074,094

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,123,377	$5,665,623

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Revenue	$8,356,783	$8,153,495	$8,218,180
Cost of revenue	7,953,607	7,703,507	7,796,321

Gross profit	403,176	449,988	421,859
Equity in earnings of joint ventures	57,924	24,319	48,650
General and administrative expenses	(80,908)	(97,318)	(80,903)
Acquisition and integration expenses	(27,310)	—	—
Goodwill impairment	—	—	(336,000)

Income from operations	352,882	376,989	53,606
Other income	2,748	3,522	10,603
Interest expense	(40,842)	(44,737)	(46,726)

Income before income tax expense	314,788	335,774	17,483
Income tax expense	82,024	92,578	74,416

Net income (loss)	232,764	243,196	(56,933)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(2,910)	(3,953)	(1,634)

Net income (loss) attributable to AECOM	$229,854	$239,243	$(58,567)

Net income (loss) attributable to AECOM per share:
Basic	$2.36	$2.38	$(0.52)
Diluted	$2.33	$2.35	$(0.52)
Weighted average shares outstanding:
Basic	97,226	100,618	111,875
Diluted	98,657	101,942	111,875

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Net income (loss)	$232,764	$243,196	$(56,933)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	315	1,568	(3,716)
Foreign currency translation adjustments	(72,715)	(70,441)	53,895
Pension adjustments, net of tax	(24,161)	(14,582)	(41,778)

Other comprehensive income (loss), net of tax	(96,561)	(83,455)	8,401

Comprehensive income (loss), net of tax	136,203	159,741	(48,532)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(1,652)	(2,624)	(1,634)

Comprehensive income (loss) attributable to AECOM, net of tax	$134,551	$157,117	$(50,166)

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2011	$1,132	$1,699,207	$(187,574)	$826,946	$2,339,711	$55,426	$2,395,137
Net loss				(58,567)	(58,567)	1,634	(56,933)
Other comprehensive income			8,401		8,401		8,401
Issuance of stock	9	18,622			18,631		18,631
Repurchases of stock	(83)	(7,081)		(162,290)	(169,454)		(169,454)
Proceeds from exercise of options	4	4,537			4,541		4,541
Tax benefit from exercise of stock options		(350)			(350)		(350)
Stock based compensation	8	26,543			26,551		26,551
Other transactions with noncontrolling interests					—	(753)	(753)
Distributions to noncontrolling interests					—	(1,283)	(1,283)

BALANCE AT SEPTEMBER 30, 2012	1,070	1,741,478	(179,173)	606,089	2,169,464	55,024	2,224,488
Net income				239,243	239,243	3,953	243,196
Other comprehensive loss			(82,126)		(82,126)	(1,329)	(83,455)
Issuance of stock	11	28,340			28,351		28,351
Repurchases of stock	(147)	(8,380)		(373,177)	(381,704)		(381,704)
Proceeds from exercise of options	8	14,357			14,365		14,365
Tax benefit from exercise of stock options		1,239			1,239		1,239
Stock based compensation	18	32,593			32,611		32,611
Other transactions with noncontrolling interests					—	13,488	13,488
Contributions from noncontrolling interests					—	1,421	1,421
Distributions to noncontrolling interests					—	(19,906)	(19,906)

BALANCE AT SEPTEMBER 30, 2013	960	1,809,627	(261,299)	472,155	2,021,443	52,651	2,074,094
Net income				229,854	229,854	2,910	232,764
Other comprehensive loss			(95,303)		(95,303)	(1,258)	(96,561)
Issuance of stock	4	13,882			13,886		13,886
Repurchases of stock	(14)	(6,778)		(24,828)	(31,620)		(31,620)
Proceeds from exercise of options	6	13,411			13,417		13,417
Tax benefit from exercise of stock options		402			402		402
Stock based compensation	11	34,427			34,438		34,438
Other transactions with noncontrolling interests					—	61,913	61,913
Contributions from noncontrolling interests					—	—	—
Distributions to noncontrolling interests					—	(30,253)	(30,253)

BALANCE AT SEPTEMBER 30, 2014	$967	$1,864,971	$(356,602)	$677,181	$2,186,517	$85,963	$2,272,480

See accompanying Notes to Consolidated Financial Statements.

AECOM Technology Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$232,764	$243,196	$(56,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,394	94,406	102,974
Equity in earnings of unconsolidated joint ventures	(57,924)	(24,319)	(48,650)
Distribution of earnings from unconsolidated joint ventures	23,839	31,159	26,401
Non-cash stock compensation	34,438	32,611	26,551
Excess tax benefit from share-based payment	(748)	(1,754)	(1,254)
Foreign currency translation	(20,794)	(16,061)	9,735
Deferred income tax expense (benefit)	27,155	(7,210)	(20,303)
Goodwill impairment	—	—	336,000
Other	1,460	1,821	(5,286)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,405)	92,152	(21,544)
Prepaid expenses and other assets	(31,103)	(21,836)	11,363
Accounts payable	91,955	(47,019)	80,999
Accrued expenses and other current liabilities	3,283	71,125	14,682
Billings in excess of costs on uncompleted contracts	3,095	(12,945)	(5,376)
Other long-term liabilities	(23,702)	(19,027)	(28,180)
Income taxes payable	(4,082)	(7,701)	12,173

Net cash provided by operating activities	360,625	408,598	433,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(53,099)	(42,005)	(12,571)
Cash acquired from consolidation of joint venture	18,955	—	—
Proceeds from disposal of businesses and property	3,646	2,724	2,647
Net investment in unconsolidated joint ventures	(52,173)	(23,822)	(2,846)
Sales (purchases) of investments	2,727	(24,270)	1,871
Payments for capital expenditures	(62,852)	(52,117)	(62,874)

Net cash used in investing activities	(142,796)	(139,490)	(73,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,810,318	2,280,080	1,454,861
Repayments of borrowings under credit agreements	(1,998,882)	(2,156,399)	(1,550,996)
Cash paid for debt and equity issuance costs	(8,067)	(1,616)	—
Proceeds from issuance of common stock	13,886	14,029	13,760
Proceeds from exercise of stock options	13,417	14,365	4,541
Payments to repurchase common stock	(34,924)	(388,101)	(159,751)
Excess tax benefit from share-based payment	748	1,754	1,254
Net distributions to noncontrolling interests	(30,253)	(18,485)	(1,283)

Net cash used in financing activities	(233,757)	(254,373)	(237,614)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,561)	(7,834)	14,871
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,489)	6,901	136,836
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	600,677	593,776	456,940

CASH AND CASH EQUIVALENTS AT END OF YEAR	$574,188	$600,677	$593,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Equity issued for acquisitions (non-cash)	$—	$14,322	$857

Equity issued to settle liabilities (non-cash)	$—	$—	$4,016

Interest paid	$43,362	$37,342	$39,044

Income taxes paid, net of refunds received	$68,797	$115,508	$38,482

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

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2014, 2013 and 2012 contained 53, 52 and 52 weeks, respectively, and ended on October 3, September 27, and September 28, respectively.

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

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2014, 2013 and 2012 were $3.5 billion, $3.2 billion and $3.0 billion, respectively.

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

        Contract Claims—Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2014 and 2013, the Company had no significant net receivables related to contract claims.

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

        Goodwill and Acquired Intangible Assets—Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, the Company performs an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships. Intangible assets are amortized over the period in which the contractual or economic benefits of the intangible assets are expected to be realized.

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

        Noncontrolling Interests—Noncontrolling interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

        Income Taxes—The Company files a consolidated federal income tax return and combined / consolidated state tax returns and separate company state tax returns. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carry forward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. Based upon management's assessment of all available evidence, the Company has concluded that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

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

        Acquisition and Integration Expenses—Acquisition and integration expenses are comprised of transaction costs, professional fees, and personnel costs, including due diligence and integration activities, primarily related to the acquisition of URS Corporation (Note 24).

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting

        In February 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to present information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance was effective for the Company's fiscal year beginning October 1, 2013 and did not have a material impact on the Company's consolidated financial statements.

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

        In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for the Company's fiscal year beginning October 1, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company has not selected a transition method and is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

3. Stock Repurchase Program

        The Company's Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million as of September 30, 2014.

4. Business Acquisitions, Goodwill, and Intangible Assets

        The Company completed two, two and one business acquisitions during the years ended September 30, 2014, 2013 and 2012, respectively. Business acquisitions completed during the years ended September 30, 2014, 2013 and 2012 did not meet the quantitative thresholds to require pro forma

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

disclosures of operating results, either individually or in the aggregate, based on the Company's consolidated assets, investments and net income. The Company also obtained control of an unconsolidated joint venture that resulted in its consolidation during the year ended September 30, 2014, as further discussed in Note 7.

        Business acquisitions during the year ended September 30, 2014 included Hunt Construction Group, a United States-based commercial construction management firm which serves clients in both the public and private sectors, and Spain-based ACE International Consultants S.L., a leading consulting firm specializing in economic and social development cooperation and private sector development.

        Business acquisitions during the year ended September 30, 2013 included South Africa-based BKS Group and Asia-based KPK Quantity Surveyors.

        During the year ended September 30, 2012, the Company acquired an environmental engineering firm in Asia.

        The aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2014, 2013 and 2012 were $88.5 million, $82.0 million and $15.4 million, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(in millions)
Cash acquired	$17.1	$20.1	$1.9
Other current assets	256.2	41.5	7.8
Goodwill	72.7	72.6	10.5
Intangible assets	11.9	9.4	1.5
Other non-current assets	16.5	8.6	3.3
Current liabilities	(274.1)	(54.9)	(8.8)
Non-current liabilities	(11.8)	(15.3)	(0.8)

Net assets acquired	$88.5	$82.0	$15.4

        Acquired intangible assets above includes the following:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(in millions)
Backlog	$5.8	$4.2	$0.7
Customer relationships	4.6	5.2	0.8
Trademark / tradename	1.5	—	—

Total intangible assets	$11.9	$9.4	$1.5

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Consideration for acquisitions above includes the following:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(in millions)
Cash paid	$70.2	$62.1	$14.5
Promissory notes	18.3	5.6	—
Equity issued	—	14.3	0.9

Total consideration	$88.5	$82.0	$15.4

        All of the above acquisitions were accounted for under the purchase method of accounting. As such, the purchase consideration of each acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The final purchase price allocation has not been completed for acquisitions made during the year ended September 30, 2014. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of each company acquired have been included in the Company's financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.

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

        The second step of the analysis was performed to measure the impairment as the excess of the goodwill carrying value over its implied fair value. This analysis resulted in an impairment of $336.0 million, or $317.2 million, net of tax. The goodwill carrying values of the EMEA and MSS reporting units before and after the goodwill impairment expense were as follows:

	September 30, 2012
	EMEA	MSS
Carrying value before impairment	$345.5	$347.8
Goodwill impairment	(155.0)	(181.0)

Carrying value after impairment	$190.5	$166.8

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2014 and 2013 were as follows:

	Fiscal Year 2014
	September 30, 2013	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2014
	(in millions)
Professional Technical Services	$1,645.0	$5.0	$(31.3)	$151.8	$1,770.5
Management Support Services	166.8	—	—	—	166.8

Total	$1,811.8	$5.0	$(31.3)	$151.8	$1,937.3

	Fiscal Year 2013
	September 30, 2012	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2013
	(in millions)
Professional Technical Services	$1,608.6	$—	$(36.2)	$72.6	$1,645.0
Management Support Services	166.8	—	—	—	166.8

Total	$1,775.4	$—	$(36.2)	$72.6	$1,811.8

        Included in the acquired goodwill above for the year ended September 30, 2014 is $79.1 million of recorded goodwill as a result of the consolidation of an unconsolidated joint venture, as further discussed in Note 7.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2014 and 2013, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2014			September 30, 2013
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog	$110.0	$(97.4)	12.6	$94.9	$(89.4)	$5.5	1 - 5
Customer relationships	161.6	(85.4)	76.2	147.1	(69.5)	77.6	10
Trademark / tradename	9.3	(7.9)	1.4	7.8	(7.8)	—	2

Total	$280.9	$(190.7)	$90.2	$249.8	$(166.7)	$83.1

        Amortization expense of acquired intangible assets included within cost of revenue was $24.0 million and $21.2 million for the years ended September 30, 2014 and 2013, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2015	$26.5
2016	17.5
2017	13.2
2018	9.9
2019	9.0
Thereafter	14.1

Total	$90.2

5. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
	(in millions)
Billed	$1,248.4	$1,177.6
Unbilled	1,214.8	1,076.8
Contract retentions	263.9	174.3

Total accounts receivable—gross	2,727.1	2,428.7
Allowance for doubtful accounts	(72.1)	(86.4)

Total accounts receivable—net	$2,655.0	$2,342.3

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

2014 and 2013 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2014 and 2013.

        The Company sold trade receivables to financial institutions, of which $111.9 million and $100.2 million were outstanding as of September 30, 2014 and 2013, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company's ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

6. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	Useful Lives (years)
	(in millions)
Building and land	$11.5	$4.4	27
Leasehold improvements	299.7	289.9	2 - 12
Computer systems and equipment	302.6	257.0	3 - 10
Furniture and fixtures	101.5	106.4	5 - 10
Automobiles	6.8	5.4	3 - 10

Total	722.1	663.1
Accumulated depreciation and amortization	(440.1)	(392.4)

Property and equipment, net	$282.0	$270.7

        Depreciation expense for the fiscal years ended September 30, 2014, 2013 and 2012 were $69.1 million, $70.7 million and $77.1 million, respectively. Included in depreciation expense is amortization of capitalized software costs in the years ended September 30, 2014, 2013 and 2012 of $7.3 million, $6.4 million and $6.2 million, respectively. Unamortized capitalized software costs at September 30, 2014, 2013 and 2012 were $39.9 million, $29.6 million and $24.1 million, respectively.

        Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

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

        Contractually required support provided to the Company's joint ventures is discussed in Note 20.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Joint Ventures and Variable Interest Entities (Continued)

        Summary of unaudited financial information of the consolidated joint ventures is as follows:

	September 30, 2014	September 30, 2013
	(in millions)
Current assets	$314.1	$185.7
Non-current assets	106.2	—

Total assets	$420.3	$185.7

Current liabilities	$229.1	$38.9
Non-current liabilities	—	—

Total liabilities	229.1	38.9
Total AECOM equity	116.6	106.8
Noncontrolling interests	74.6	40.0

Total owners' equity	191.2	146.8

Total liabilities and owners' equity	$420.3	$185.7

        Total revenue of the consolidated joint ventures was $614.5 million, $490.9 million and $468.6 million for the years ended September 30, 2014, 2013 and 2012, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

        Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	September 30, 2014	September 30, 2013
	(in millions)
Current assets	$539.6	$525.5
Non-current assets	273.7	98.7

Total assets	$813.3	$624.2

Current liabilities	$397.9	$384.1
Non-current liabilities	91.0	17.5

Total liabilities	488.9	401.6
Joint venturers' equity	324.4	222.6

Total liabilities and joint venturers' equity	$813.3	$624.2

AECOM's investment in joint ventures	$142.9	$106.4

        Total revenue of the unconsolidated joint ventures was $2.0 billion, $2.1 billion and $2.0 billion for the years ended September 30, 2014, 2013 and 2012, respectively. Total operating income of the unconsolidated joint ventures were $57.7 million, $70.1 million and $127.5 million for the years ended September 30, 2014, 2013 and 2012, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Joint Ventures and Variable Interest Entities (Continued)

        Summary of AECOM's equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(in millions)
Pass through joint ventures	$10.2	$6.4	$5.2
Other joint ventures	47.7	17.9	43.4

Total	$57.9	$24.3	$48.6

        Included in equity in earnings above is a $37.4 million gain recognized upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the year ended September 30, 2014. The Company obtained control of the joint venture through modifications to the joint venture's operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding the control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture's fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity included in the accompanying consolidated balance sheet at the acquisition date were $207.8 million and $48.1 million, respectively. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company's consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company's PTS segment.

8. Pension Plans

        In the U.S., the Company sponsors a Defined Benefit Pension Plan (the Pension Plan) which covers substantially all permanent employees hired as of March 1, 1998, subject to eligibility and vesting requirements, and required contributions from participating employees through March 31, 1998. Benefits under this plan generally are based on the employee's years of creditable service and compensation. Effective April 1, 2004, the Company set a maximum on the amount of compensation used to determine pension benefits based on the highest calendar year of compensation earned in the 10 completed calendar years from 1994 through 2003, or the relevant IRS annual compensation limit, whichever is lower. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

        The following tables provide reconciliations of the changes in the U.S. and international plans' benefit obligations, reconciliations of the changes in the fair value of assets for the last three years ended September 30, and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$180.3	$622.1	$192.9	$574.0	$171.0	$504.3
Service cost	—	0.7	—	0.9	—	1.1
Participant contributions	0.4	0.2	0.4	0.3	0.6	0.3
Interest cost	7.8	27.9	6.6	23.8	7.7	25.6
Benefits paid	(12.8)	(23.3)	(11.0)	(18.8)	(10.0)	(25.7)
Actuarial (gain) loss	23.2	62.3	(8.6)	49.0	23.6	50.3
Plan settlements	—	(2.0)	—	(5.7)	—	(2.4)
Net transfer in/(out)/acquisitions	18.1	—	—	—	—	—
Foreign currency translation (gain) loss	—	(11.3)	—	(1.4)	—	20.5

Benefit obligation at end of year	$217.0	$676.6	$180.3	$622.1	$192.9	$574.0

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$119.8	$489.9	$112.3	$462.4	$91.5	$417.3
Actual return on plan assets	14.2	60.4	11.3	37.4	17.0	39.0
Employer contributions	4.9	16.4	6.8	16.2	13.2	17.2
Participant contributions	0.4	0.2	0.4	0.3	0.6	0.3
Benefits paid	(12.8)	(23.3)	(11.0)	(18.8)	(10.0)	(25.7)
Plan settlements	—	(2.0)	—	(5.7)	—	(2.4)
Net transfer in/(out)/acquisitions	13.2	—	—	—	—	—
Foreign currency translation (loss) gain	—	(9.0)	—	(1.9)	—	16.7

Fair value of plan assets at end of year	$139.7	$532.6	$119.8	$489.9	$112.3	$462.4

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(77.3)	$(144.0)	$(60.5)	$(132.2)	$(80.6)	$(111.6)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(77.3)	$(144.0)	$(60.5)	$(132.2)	$(80.6)	$(111.6)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2014, 2013 and 2012:

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$1.1	$—	$0.6	$—	$—
Accrued expenses and other current liabilities	(1.7)	—	(1.4)	—	(1.7)	—
Other long-term liabilities	(75.6)	(145.1)	(59.1)	(132.8)	(78.9)	(111.6)

Net amount recognized in the balance sheet	$(77.3)	$(144.0)	$(60.5)	$(132.2)	$(80.6)	$(111.6)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2014, 2013 and 2012:

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service credit	$—	$5.8	$—	$6.0	$—	$6.2
Net (loss)	(113.0)	(190.1)	(99.4)	(170.7)	(115.1)	(143.2)

Total recognized in accumulated other comprehensive (loss)	$(113.0)	$(184.3)	$(99.4)	$(164.7)	$(115.1)	$(137.0)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

        The following table details the components of net periodic benefit cost for the plans in fiscal 2014, 2013 and 2012:

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$—	$0.7	$—	$1.0	$—	$1.1
Interest cost on projected benefit obligation	7.8	27.9	6.6	23.8	7.7	25.6
Expected return on plan assets	(8.6)	(26.1)	(8.5)	(22.7)	(8.4)	(25.3)
Amortization of prior service costs	—	(0.2)	—	(0.2)	—	(0.2)
Amortization of net loss	4.0	4.9	4.3	4.0	3.1	2.3
Settlement loss recognized	—	0.4	—	2.6	—	0.5

Net periodic (benefit) cost	$3.2	$7.6	$2.4	$8.5	$2.4	$4.0

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $7.6 million, $2.6 million and $9.0 million in the years ended September 30, 2014, 2013 and 2012, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2014 that are expected to be recognized as components of net periodic benefit cost during fiscal 2015 are (in millions):

	U.S.	Int'l
Amortization of prior service cost	$—	$0.2
Amortization of net actuarial losses	(4.3)	(6.2)

Total	$(4.3)	$(6.0)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$217.0	$658.5	$180.3	$601.7	$192.9	$574.0
Accumulated benefit obligation	217.0	656.3	180.3	599.8	192.9	570.6
Fair value of plan assets	139.7	513.4	119.8	469.0	112.3	462.4

        Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $17.0 million to the international plans in fiscal 2015. The Company does not have a required minimum contribution for the U.S. plans; however, the

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

Company may make discretionary contributions. The Company currently intends to contribute $5.4 million to U.S. plans in fiscal 2015.

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2015	$12.2	$26.5
2016	14.9	21.9
2017	13.4	26.3
2018	12.9	29.1
2019	13.4	25.8
2020 - 2024	68.3	153.3

Total	$135.1	$282.9

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.00%	3.94%	4.40%	4.44%	3.50%	4.39%
Salary increase rate	N/A	2.38%	N/A	2.58%	N/A	2.36%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.40%	4.44%	3.50%	4.39%	4.65%	5.12%
Salary increase rate	N/A	2.58%	N/A	2.36%	N/A	2.65%
Expected long-term rate of return on plan assets	7.50%	5.40%	7.50%	5.11%	7.50%	5.65%

        Pension costs are determined using the assumptions as of the beginning of the plan year, October 1. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2014 and pension plan asset allocation, both U.S. and international, as of September 30, 2014 and 2013:

			Percentage of Plan Assets as of September 30,
	Target Allocations
			2014		2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category
Equities	45%	1%	58%	28%	49%	28%
Debt	42	47	31	33	34	37
Cash	3	1	1	3	1	4
Property and other	10	51	10	36	16	31

Total	100%	100%	100%	100%	100%	100%

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

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.5% and 5.4% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2014 for U.S. and non-U.S. plans, respectively.

        As of September 30, 2014, the fair values of the Company's post- retirement benefit plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2014
	Total Carrying Value as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$7.9	$3.4	$4.5	$—
Investment funds
Diversified funds	159.3	—	159.3	—
Equity funds	220.3	—	220.3	—
Fixed income funds	219.3	—	219.3	—
Hedge funds	27.9	—	14.2	13.7
Assets held by insurance company	37.6	—	37.6	—

Total	$672.3	$3.4	$655.2	$13.7

        As of September 30, 2013, the fair values of the Company's post- retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2013
	Total Carrying Value as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$11.0	$11.0	$—	$—
Investment funds
Diversified funds	108.6	—	108.6	—
Equity funds	192.4	—	192.4	—
Fixed income funds	220.6	—	220.6	—
Hedge funds	25.0	—	12.4	12.6
Assets held by insurance company	46.1	—	46.1	—
Real estate	6.0	—	6.0	—

Total	$609.7	$11.0	$586.1	$12.6

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Plans (Continued)

        Changes for the year ended September 30, 2014, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2013 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2014 Ending balance
	(in millions)
Investment funds
Hedge funds	$12.6	$1.1	$—	$—	$—	$—	$13.7

Total	$12.6	$1.1	$—	$—	$—	$—	$13.7

        Changes for the year ended September 30, 2013, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2012 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2013 Ending balance
	(in millions)
Investment funds
Hedge funds	$10.6	$2.0	$—	$—	$—	$—	$12.6

Total	$10.6	$2.0	$—	$—	$—	$—	$12.6

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

        Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2014, there were no material changes to the valuation techniques.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt

        Debt consisted of the following:

	September 30, 2014	September 30, 2013
	(in millions)
Unsecured term credit agreement	$712.5	$750.0
Unsecured senior notes	263.9	260.2
Unsecured revolving credit facility	—	114.7
Other debt	27.6	48.4

Total debt	1,004.0	1,173.3
Less: Current portion of debt and short-term borrowings	(64.4)	(84.3)

Long-term debt, less current portion	$939.6	$1,089.0

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2014:

Fiscal Year
2015	$64.4
2016	38.0
2017	37.7
2018	600.0
2019	—
Thereafter	263.9

Total	$1,004.0

  Unsecured Term Credit Agreement

        In June 2013, the Company entered into a Second Amended and Restated Credit Agreement (Term Credit Agreement) with Bank of America, N.A., as administrative agent and a lender, and the other lenders party thereto. Pursuant to the Term Credit Agreement, the Company borrowed $750 million and may borrow up to an additional $100 million subject to certain conditions, including Company and lender approval. The Company used approximately $675 million of the proceeds from the loans to repay indebtedness under our prior term loan facility. The loans under the Term Credit Agreement bear interest, at our option, at either the Base Rate (as defined in the Term Credit Agreement) plus an applicable margin or the Eurodollar Rate (as defined in the Term Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for Eurodollar Rate loans is a range of 1.125% to 2.250%, both based on our debt-to-earnings leverage ratio at the end of each fiscal quarter. For the years ended September 30, 2014 and 2013, the average interest rate of the Company's term loan facility was 1.66% and 1.98%, respectively. Payments of the initial principal amount outstanding under the Term Credit Agreement are required on an annual basis and began on June 30, 2014 with the final principal balance of $600 million due on June 7, 2018. The Company may, at its option, prepay the loans at any time, without penalty. The Company's obligations under the Term Credit Agreement are guaranteed by certain of our subsidiaries pursuant to one or more subsidiary guarantees.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

  Unsecured Senior Notes

        In July 2010, the Company issued $300 million of notes to private institutional investors. The notes consisted of $175.0 million of 5.43% Senior Notes, Series A, due July 2020 and $125.0 million of 1.00% Senior Discount Notes, Series B, due July 2022 for net proceeds of $249.8 million. The outstanding accreted balance of Series B Notes, which have an effective interest rate of 5.62%, was $88.9 million and $85.2 million at September 30, 2014 and 2013, respectively. The fair value of the Company's unsecured senior notes was approximately $287.4 million and $269.4 million at September 30, 2014 and 2013, respectively. The Company calculated the fair values based on model-derived valuations using market observable inputs, which are Level 2 inputs under the accounting guidance. The Company's obligations under the notes are guaranteed by certain of its subsidiaries pursuant to one or more subsidiary guarantees. The Company has the option to prepay the notes at any time at their called principal amount, together with any accrued and unpaid interest, plus a make-whole premium.

  Unsecured Revolving Credit Facility

        In January 2014, the Company entered into a Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which provides for a borrowing capacity of $1.05 billion. The Revolving Credit Agreement expires on January 29, 2019, and prior to this expiration date, principal amounts outstanding under the Revolving Credit Agreement may be repaid and reborrowed at the Company's option without prepayment or penalty, subject to certain conditions including the absence of any event of default. The Company may request an increase in capacity of up to a total of $1.25 billion, subject to certain conditions including the absence of any event of default. The loans under the Revolving Credit Agreement may be borrowed in dollars or in certain foreign currencies and bear interest, at our option, at either the Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for the Base Rate loans is a range of 0.125% to 1.250% and the applicable margin for the Eurocurrency Rate loans is a range of 1.125% to 2.250%, both based on the Company's debt-to-earnings leverage ratio at the end of each fiscal quarter. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.350% on any unused commitment. At September 30, 2014 and 2013, $0.0 million and $114.7 million, respectively, were outstanding under the Company's revolving credit facility. At September 30, 2014 and 2013, outstanding standby letters of credit totaled $12.1 million and $35.5 million, respectively, under the Company's revolving credit facility. As of September 30, 2014, the Company had $1,037.9 million available under our Revolving Credit Agreement.

  Covenants and Restrictions

        Under the Company's debt agreements relating to its unsecured revolving credit facility, unsecured term credit agreement, and unsecured senior notes, the Company is subject to a maximum consolidated leverage ratio at the end of each fiscal quarter. This ratio is calculated by dividing consolidated funded debt (including financial letters of credit and other adjustments per its debt agreements) by consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Subject to certain differences among our debt agreements, EBITDA is defined as consolidated net income attributable to AECOM plus interest, depreciation and amortization expense, amounts set aside for taxes and other non-cash items (including a calculated annualized EBITDA from our acquisitions). As of September 30, 2014, the Company's most restrictive consolidated leverage ratio under its debt agreements was 2.55, which did not exceed the Company's maximum consolidated leverage ratio permitted under its debt agreements of 3.0.

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

        Additionally, the Company's unsecured senior notes contain covenants that limit (i) certain types of indebtedness, which include indebtedness incurred by subsidiaries and indebtedness secured by a lien, (ii) merging with other entities, (iii) entering into a transaction resulting in a change of control, (iv) creating new liens, (v) selling assets outside of the ordinary course of business, (vi) entering into transactions with affiliates, and (vii) substantially changing the general nature of our Company and our subsidiaries taken as a whole. The unsecured senior notes also contain a financial covenant that requires us to maintain a net worth above a calculated threshold. The threshold is calculated as $1.2 billion plus 40% of the consolidated net income for each fiscal quarter commencing with the fiscal quarter ending June 30, 2010. In the calculation of this threshold, the Company cannot include a consolidated net loss that may occur in any fiscal quarter. The Company's net worth for this financial covenant is defined as total AECOM stockholders' equity, which is consolidated stockholders' equity, including any redeemable common stock and stock units and the liquidation preference of any preferred stock. As of September 30, 2014, this amount was $2.2 billion, which exceeds the calculated threshold of $1.7 billion.

        Should the Company fail to comply with these covenants, all or a portion of its borrowings under the unsecured senior notes and unsecured term credit agreements could become immediately payable and its unsecured revolving credit facility could be terminated. At September 30, 2014 and 2013, the Company was in compliance with all such covenants.

        The Company's average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the year ended September 30, 2014, 2013 and 2012 was 2.8%, 3.0% and 3.1%, respectively.

  Other Debt

        Other debt consists primarily of bank overdrafts, obligations under capital leases, and other unsecured credit facilities. In addition to the unsecured revolving credit facility discussed above, the Company also has other unsecured credit facilities primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2014 and 2013, these outstanding standby letters of credit totaled $301.0 million and $236.4 million, respectively. As of September 30, 2014 and 2013, the Company had $327.4 million and $331.8 million, respectively, available under these unsecured credit facilities.

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

        The notional principal, fixed rates and related expiration dates of the Company's outstanding interest rate swap agreements were as follows:

September 30, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015
200.0	0.68%	December 2014

September 30, 2013
Notional Amount (in millions)	Fixed Rate	Expiration Date
$250.0	0.95%	September 2015
200.0	0.68%	December 2014
150.0	0.55%	December 2013

        There were no foreign currency options to purchase British Pounds (GBP) with Brazilian Reals (BRL) at September 30, 2014. The notional principal of foreign currency options to purchase GBP with BRL was BRL 2.1 million (or approximately $0.9 million) at September 30, 2013.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments (Continued)

The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $69.5 million at September 30, 2014. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $71.5 million at September 30, 2014. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 1.1 million (or approximately $0.4 million) at September 30, 2014. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $171.8 million at September 30, 2013. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $174.2 million at September 30, 2013. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 4.0 million (or approximately $1.8 million) at September 30, 2013. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 8.2 million (or approximately $3.6 million) at September 30, 2013.

  Other Derivatives

        Other derivatives that are not designated as hedging instruments consist of option contracts that the Company uses to hedge anticipated transactions in currencies other than the functional currency of a subsidiary. The Company recognizes gains and losses on these contracts as well as the offsetting losses and gains of the related hedged item costs in cost of revenue. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of revenue. There were no such option contracts were outstanding at September 30, 2014 and 2013.

        The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Sep 30, 2014	Sep 30, 2013
Derivative assets
Derivatives designated as hedging instruments:
Foreign currency options	Prepaid expenses and other current assets	$—	$0.1
Interest rate swap agreements	Other non-current asset	1.7	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.1	1.6

Total		$4.8	$1.7

Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$4.8	$2.6
Interest rate swap agreements	Other long-term liabilities	—	1.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	3.7	1.5

Total		$8.5	$5.2

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments (Continued)

        At September 30, 2014, the effective portion of the Company's interest rate swap agreements designated as cash flow hedges before tax effect was $3.0 million, of which $4.8 million is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At September 30, 2014, the effective portion of the Company's foreign currency options designated as cash flow hedges before tax effect were immaterial.

        The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Year Ended September 30,
	2014	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$(2.4)	$(0.5)	$(8.4)

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Year Ended September 30,
	Location	2014	2013	2012
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(2.9)	$(3.1)	$(2.2)
Foreign currency options	Cost of revenue	(0.1)	—	—

		Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Year Ended September 30,
	Location	2014	2013	2012
Derivatives in cash flow hedging relationship:
Foreign currency options	Cost of revenue	$—	$(0.1)	$(0.1)

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments (Continued)

        The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Year Ended September 30,
	Location	2014	2013	2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$(0.1)	$(4.7)	$4.2
Foreign currency forward contracts	Cost of revenue	—	—	0.1
Option contracts	Cost of revenue	—	(0.3)	(0.1)

		$(0.1)	$(5.0)	$4.2

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

  Fair Value Hierarchy

        The three levels of inputs may be used to measure fair value, as discussed in Note 1. There were no significant transfers between any of the levels of the fair value hierarchy during the years ended September 30, 2014 and 2013. The Company classifies its derivative financial instruments within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair Value Measurements (Continued)

        The following table summarizes the Company's non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	September 30, 2014	Quoted Prices in Active Markets for Similar Assets (Level 2)
Interest rate swap agreements	$1.7	$1.7
Foreign currency forward contracts	3.1	3.1

Total assets	$4.8	$4.8

Interest rate swap agreements	$4.8	$4.8
Foreign currency forward contracts	3.7	3.7

Total liabilities	$8.5	$8.5

	September 30, 2013	Quoted Prices in Active Markets for Similar Assets (Level 2)
Foreign currency options	$0.1	$0.1
Foreign currency forward contracts	1.6	1.6

Total assets	$1.7	$1.7

Interest rate swap agreements	$3.7	$3.7
Foreign currency forward contracts	1.5	1.5

Total liabilities	$5.2	$5.2

        For additional information about the Company's derivative financial instruments refer to Note 10 herein.

12. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends significant credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 21 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Leases

        The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment. The related payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. The following table presents, in millions, amounts payable under non-cancelable operating lease commitments during the following fiscal years:

Year Ending September 30,
2015	$181.4
2016	154.8
2017	126.4
2018	102.6
2019	86.1
Thereafter	234.7

Total	$886.0

        Rent expense for leases for the years ended September 30, 2014, 2013 and 2012 was approximately $210.4 million, $225.4 million and $237.4 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

14. Other Financial Information

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
	(in millions)
Accrued salaries and benefits	$400.6	$410.6
Accrued contract costs	446.4	404.2
Other accrued expenses	117.6	100.5

	$964.6	$915.3

        Accrued contract costs above include balances related to professional liability accruals of $120.2 million and $121.3 million as of September 30, 2014 and 2013, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Financial Information (Continued)

        Other long-term liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
	(in millions)
Pension liabilities (Note 8)	$221.3	$192.7
Reserve for uncertain tax positions (Note 18)	52.6	60.2
Other	181.7	196.0

	$455.6	$448.9

15. Reclassifications out of Accumulated Other Comprehensive Loss

        The accumulated balances and reporting period activities for the years ended September 30, 2014, 2013 and 2012 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2011	$(136.5)	$(51.1)	$—	$(187.6)
Other comprehensive income before reclassification	(44.7)	53.8	(5.0)	4.1
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.0	—	—	3.0
Cash flow hedge losses, net of tax	—	—	1.3	1.3

Balances at September 30, 2012	$(178.2)	$2.7	$(3.7)	$(179.2)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2012	$(178.2)	$2.7	$(3.7)	$(179.2)
Other comprehensive income before reclassification	(19.9)	(69.1)	(0.2)	(89.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	5.3	—	—	5.3
Cash flow hedge losses, net of tax	—	—	1.8	1.8

Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reclassifications out of Accumulated Other Comprehensive Loss (Continued)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive income before reclassification	(30.3)	(71.4)	(1.4)	(103.1)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	6.1	—	—	6.1
Cash flow hedge losses, net of tax	—	—	1.7	1.7

Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Cash flow hedges(1)	$2.9	$3.0	$2.2
Taxes	(1.2)	(1.2)	(0.9)

Cash flow hedges, net of tax	$1.7	$1.8	$1.3

Actuarial losses(2)	$8.7	$8.0	$4.7
Taxes	(2.6)	(2.7)	(1.7)

Actuarial losses, net of tax	$6.1	$5.3	$3.0

(1)
This accumulated other comprehensive component is reclassified in Interest expense in our Consolidated Statements of Income. See Note 10, Derivative Financial Instruments, for more information.

(2)
This accumulated other comprehensive component is reclassified in Cost of revenue and General and administrative expenses in our Consolidated Statements of Income. See Note 8, Pension Benefit Obligations, for more information.

16. Stockholders' Equity

        Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 17.

17. Stock Plans

        Defined Contribution Plans—Substantially all permanent employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company's insider trading policy.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock Plans (Continued)

        Stock compensation expense relating to employer contributions under defined contribution plans for fiscal years ended September 30, 2014, 2013 and 2012 was $14.4 million, $14.6 million and $15.9 million, respectively. Issuances of AECOM common stock related to employee participants' contributions to these defined contribution plans are included as issuances of stock in the accompanying Consolidated Statements of Stockholders' Equity and of Cash Flows.

        Stock Incentive Plans—Under the 2006 Stock Incentive Plan, the Company has up to 19.8 million securities remaining available for future issuance under stock options or up to 9.9 million securities remaining available for restricted stock awards and performance stock awards as of September 30, 2014. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant.

        During the three years in the period ended September 30, 2014, option activity was as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Balance, September 30, 2011	2.9	$21.38
Granted	—	—
Exercised	(0.4)	11.40
Cancelled	—	26.23

Balance, September 30, 2012	2.5	22.81

Granted	—	—
Exercised	(0.8)	18.31
Cancelled	(0.1)	26.83

Balance, September 30, 2013	1.6	24.73

Granted	0.6	31.62
Exercised	(0.5)	23.64
Cancelled	(0.1)	26.87

Balance, September 30, 2014	1.6	27.69

Exercisable as of September 30, 2012	2.1	$22.07

Exercisable as of September 30, 2013	1.4	24.51

Exercisable as of September 30, 2014	0.9	25.16

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock Plans (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2014:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2014 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2014 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$21.01 - $23.94	0.4	1.18	$23.46	$4.1	0.4	1.18	$23.46
24.45 - 28.67	0.5	2.06	26.24	3.6	0.5	2.06	26.24
30.96 - 34.00	0.7	9.17	31.65	0.8	—	0.66	32.53

	1.6	4.69	27.69	$8.5	0.9	1.65	25.16

        The remaining contractual life of options outstanding at September 30, 2014 range from 0.03 to 9.43 years and have a weighted average remaining contractual life of 4.69 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2014, 2013 and 2012 was $4.3 million, $7.9 million and $3.9 million, respectively.

        The fair value of the Company's employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The weighted average grant-date fair value of stock options granted during the year ended September 30, 2014 was $7.83.

        The Company grants stock units to employees under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units, which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day's closing market price of the Company's common stock. The weighted average grant date fair value of PEP awards was $29.32, $22.27, and $20.58 during the years ended September 30, 2014, 2013 and 2012, respectively. The weighted average grant date fair value of restricted stock unit awards was $29.60, $22.83, and $20.62 during the years ended September 30, 2014, 2013 and 2012, respectively. Total compensation expense related to these share-based payments including stock options was $34.4 million, $32.6 million and $26.6 million during the years ended September 30, 2014, 2013 and 2012, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2014 was $62.4 million, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $0.7 million, $1.8 million and $1.3 million for the years ended September 30, 2014, 2013 and 2012, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes

        Income before income taxes included income (loss) from domestic operations of $138.2 million, $111.8 million and $(89.2) million for fiscal years ended September 30, 2014, 2013 and 2012 and income from foreign operations of $176.6 million, $224.0 million and $106.7 million for fiscal years ended September 30, 2014, 2013 and 2012.

        Income tax expense (benefit) on continuing operations is comprised of:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(in millions)
Current:
Federal	$5.3	$30.3	$29.3
State	3.3	9.9	2.1
Foreign	46.3	59.7	63.3

Total current income tax expense	54.9	99.9	94.7

Deferred:
Federal	27.7	5.8	(19.2)
State	5.6	(10.6)	0.6
Foreign	(6.2)	(2.5)	(1.7)

Total deferred income tax expense (benefit)	27.1	(7.3)	(20.3)

Total income tax expense	$82.0	$92.6	$74.4

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$110.2	35.0%	$117.5	35.0%	$6.1	35.0%
State income tax, net of federal benefit	5.0	1.6	2.5	0.7	1.1	6.3
U.S. income tax credits and incentives	(3.5)	(1.1)	(10.8)	(3.2)	(2.9)	(16.6)
Foreign tax rate differential	(22.5)	(7.2)	(9.9)	(2.9)	(25.4)	(145.1)
Foreign Research and Experimentation credits	(3.6)	(1.1)	(3.9)	(1.1)	(5.8)	(33.3)
Goodwill impairment	—	—	—	—	101.1	578.3
Change in uncertain tax positions	(4.5)	(1.4)	(7.3)	(2.2)	(4.1)	(23.4)
Valuation allowance	6.3	2.0	1.6	0.5	0.5	2.7
Domestic production activities deduction	(11.7)	(3.7)	(2.6)	(0.8)	(1.2)	(6.8)
Nondeductible transaction costs	2.8	0.9	—	—	1.3	7.6
Other items, net	3.5	1.1	5.5	1.6	3.7	21.0

Total income tax expense	$82.0	26.1%	$92.6	27.6%	$74.4	425.7%

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$65.5	$74.7
Net operating loss carry forwards	69.3	58.1
Self insurance reserves	48.8	54.7
Research and Experimentation and other tax credits	34.2	38.3
Pension liability	59.4	58.5
Accrued liabilities	63.7	56.1
Investments in joint ventures/non-controlled subsidiaries	20.7	13.9
State taxes	1.5	0.9
Other	4.0	4.2

Total deferred tax assets	367.1	359.4

Deferred tax liabilities:
Unearned revenue	(122.9)	(139.3)
Depreciation and amortization	(59.2)	(20.1)
Acquired intangible assets	(14.8)	(15.8)

Total deferred tax liabilities	(196.9)	(175.2)

Valuation allowance	(27.1)	(20.8)

Net deferred tax assets	$143.1	$163.4

        As of September 30, 2014, the Company has available unused state net operating loss (NOL) carry forwards of $230.6 million and foreign NOL carry forwards of $260.2 million which expire at various dates. In addition, as of September 30, 2014, the Company has unused state research and development credits of $17.5 million and California Enterprise Zone Tax Credits of $4.6 million which can be carried forward indefinitely.

        As of September 30, 2014 and 2013, gross deferred tax assets were $367.1 million and $359.4 million, respectively. The Company has recorded a valuation allowance of approximately $27.1 million and $20.8 million at September 30, 2014 and 2013, respectively, related to state and foreign net operating loss carry forwards and credits. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carry forward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

deferred tax liabilities) of $340.0 million will be realized and, as such, no additional valuation allowance has been provided.

        As of September 30, 2014 and 2013, the Company has remaining tax-deductible goodwill of $251.6 million and $283.9 million, respectively, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 15 years.

        The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are able to and intended to be reinvested indefinitely. The undistributed earnings are approximately $976.7 million. If undistributed pre-tax earnings were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

        As of September 30, 2014 and 2013, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $52.6 million and $60.2 million, respectively. The gross unrecognized tax benefits as of September 30, 2014 and 2013 were $47.5 million and $53.7 million, respectively, excluding interest, penalties, and related tax benefit. Of the $47.5 million, approximately $28.6 million would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2014. The adoption of ASC 805, "Accounting for Business Combinations," at the beginning of the fiscal year ended September 30, 2010 changed the treatment of the reversal of unrecognized tax benefits related to acquired companies which prior to adoption of ASC 805 would have impacted goodwill, but after the adoption of ASC 805, results in the recognition of income tax benefit. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
	(in millions)
Balance at the beginning of the year	$53.7	$55.8
Gross increase in prior years' tax positions	3.3	7.2
Gross decrease in prior years' tax positions	(7.6)	(5.6)
Decrease due to settlement with tax authorities	(2.0)	(1.6)
Gross increase in current period's tax positions	2.2	3.8
Lapse of statute of limitations	(2.1)	(5.9)

Balance at the end of the year	$47.5	$53.7

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. At September 30, 2014, the accrued interest and penalties were $6.2 million and $2.9 million, respectively, excluding any related income tax benefits. As of September 30, 2013, the accrued interest and penalties were $7.3 million and $2.7 million, respectively, excluding any related income tax benefits.

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

        The Company is currently under examination by the U.S. Internal Revenue Service for the fiscal years ended September 30, 2010 and September 30, 2011. With a few exceptions, the Company is no longer subject to U.S. state or non-U.S. income tax examinations by tax on authorities for years before fiscal year 2009. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year ending September 30, 2015. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. It is not possible to estimate the impact of any change at this time.

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

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(in millions)
Denominator for basic earnings per share	97.2	100.6	111.9
Potential common shares	1.5	1.3	—

Denominator for diluted earnings per share	98.7	101.9	111.9

        As discussed in Note 3, EPS includes the effect of repurchased shares. For the years ended September 30, 2014 and 2013, options excluded from the calculation of potential common shares were not significant.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

        The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, based upon current information and discussions with counsel, with the exception of the matters noted below, the ultimate resolution of these matters will not have a material adverse effect on its consolidated balance sheet or statements of operations or cash flows.

        In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At September 30, 2014, the Company was contingently liable in the amount of approximately $313.1 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment of performance guarantees.

        In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. In addition, in connection with the investment activities of AECOM Capital, we provide guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and acts of willful misconduct. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company generally only enters into joint venture arrangements with partners who are reputable, financially sound and who carry appropriate levels of surety bonds for the project in order to adequately assure completion of their assignments. The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of operations or cash flows.

  Tishman Inquiry

        The U.S. Attorney's Office for the Eastern District of New York (USAO) has informed the Company's subsidiary Tishman Construction Corporation (TCC) that, in connection with a wage and hour investigation of several New York area contractors, the USAO is investigating potential improper overtime payments to union workers on projects managed by TCC and other contractors in New York dating back to 1999. TCC, which was acquired by the Company in 2010, has cooperated fully with the investigation and, as of this date, no actions have been filed.

  AECOM Australia

        In 2005 and 2006, the Company's main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of the client's project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway's design and construction, the client formed certain special purpose vehicles (SPVs) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and approximately an additional $1.4 billion Australian dollars in long term bank loans. The SPVs went into insolvency administrations in February 2011.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

        KordaMentha, the receivers for the SPVs (the RCM Applicants), caused a lawsuit to be filed against AECOM Australia by the RCM Applicants in the Federal Court of Australia on May 14, 2012. Portigon AG (formerly WestLB AG), one of the lending banks to the SPVs, filed a lawsuit in the Federal Court of Australia against AECOM Australia on May 18, 2012. Separately, a class action lawsuit, which has been amended to include approximately 770 of the IPO investors, was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012.

        All of the lawsuits claim damages that purportedly resulted from AECOM Australia's role in connection with the above described traffic forecast. The RCM Applicants have claimed damages of approximately $1.68 billion Australian dollars (including interest, as of March 31, 2014). The damages claimed by Portigon as of June 17, 2014 were also recently quantified at approximately $76 million Australian dollars (including interest). The Company believes this claim is duplicative of damages already included in the RCM Applicants' claim to the extent Portigon receives a portion of the RCM Applicants' recovery. The class action applicants claim that they represent investors who acquired approximately $155 million Australian dollars of securities.

        AECOM Australia disputes the claimed entitlements to damages asserted by all applicants and is vigorously defending the claims brought against it. The likely resolution of these matters cannot be reasonably determined at this time. However, if these matters are not resolved in AECOM Australia's favor then, depending upon the outcome, such resolution could have a material adverse effect on the Company's results of operations.

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

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Reportable Segments and Geographic Information (Continued)

        The following tables set forth unaudited summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Professional Technical Services	Management Support Services	Corporate	Total
	(in millions)
Fiscal Year Ended September 30, 2014:
Revenue	$7,609.9	$746.9	$—	$8,356.8
Revenue, net of other direct costs(1)	4,462.7	392.9	—	4,855.6
Gross profit	365.2	38.0	—	403.2
Equity in earnings of joint ventures	41.4	16.5	—	57.9
General and administrative expenses	—	—	(80.9)	(80.9)
Acquisition and integration expenses	—	—	(27.3)	(27.3)
Operating income (loss)	406.6	54.5	(108.2)	352.9
Segment assets	5,366.0	392.4	365.0	6,123.4
Gross profit as a % of revenue	4.8%	5.1%		4.8%
Gross profit as a % of revenue, net of other direct costs(1)	8.2%	9.7%		8.3%
Fiscal Year Ended September 30, 2013:
Revenue	$7,242.9	$910.6	$—	$8,153.5
Revenue, net of other direct costs(1)	4,416.4	560.6	—	4,977.0
Gross profit	416.9	33.1	—	450.0
Equity in earnings of joint ventures	12.3	12.0	—	24.3
General and administrative expenses	—	—	(97.3)	(97.3)
Operating income (loss)	429.2	45.1	(97.3)	377.0
Segment assets	4,827.5	598.0	240.1	5,665.6
Gross profit as a % of revenue	5.8%	3.6%		5.5%
Gross profit as a % of revenue, net of other direct costs(1)	9.4%	5.9%		9.0%
Fiscal Year Ended September 30, 2012:
Revenue	$7,276.9	$941.3	$—	$8,218.2
Revenue, net of other direct costs(1)	4,607.3	576.6	—	5,183.9
Gross profit	423.8	(1.9)	—	421.9
Equity in earnings of joint ventures	16.8	31.8	—	48.6
General and administrative expenses	—	—	(80.9)	(80.9)
Goodwill impairment	(155.0)	(181.0)	—	(336.0)
Operating income (loss)	285.6	(151.1)	(80.9)	53.6
Gross profit as a % of revenue	5.8%	(0.2)%		5.1%
Gross profit as a % of revenue, net of other direct costs(1)	9.2%	(0.3)%		8.1%

(1)
Non-GAAP measure.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2014		September 30, 2013		September 30, 2012
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$4,933.7	1,603.7	$4,829.6	1,477.3	$4,756.0	1,496.8
Asia Pacific	1,338.2	340.5	1,507.2	361.0	1,715.1	374.9
Canada	561.1	146.7	712.0	168.4	708.8	189.2
Europe	788.2	270.8	599.4	267.2	608.2	243.6
Other foreign countries	735.6	209.5	505.3	116.6	430.1	85.8

Total	$8,356.8	2,571.2	$8,153.5	2,390.5	$8,218.2	2,390.3

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

22. Major Clients

        Other than the U.S. federal government, no single client accounted for 10% or more of the Company's revenue in any of the past five fiscal years. Approximately 15%, 18% and 18% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2014, 2013 and 2012, respectively. One of these contracts accounted for approximately 3%, 4% and 4% of the Company's revenue in the years ended September 30, 2014, 2013 and 2012, respectively.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$1,953.9	$1,872.2	$1,968.2	$2,562.5
Cost of revenue	1,875.7	1,784.8	1,859.7	2,433.4

Gross profit	78.2	87.4	108.5	129.1
Equity in earnings of joint ventures	36.1	7.4	6.0	8.4
General and administrative expenses	(23.9)	(26.4)	(15.1)	(15.5)
Acquisition and integration expenses	—	—	(7.8)	(19.5)

Income from operations	90.4	68.4	91.6	102.5
Other income (expenses)	—	(0.2)	1.0	1.9
Interest expense	(10.4)	(10.5)	(9.8)	(10.1)

Income before income tax expense	80.0	57.7	82.8	94.3
Income tax expense	23.5	15.2	13.7	29.6

Net income	56.5	42.5	69.1	64.7
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(0.1)	(2.3)	0.1	(0.6)

Net income attributable to AECOM	$56.4	$40.2	$69.2	$64.1

Net income attributable to AECOM per share:
Basic	$0.59	$0.41	$0.71	$0.65
Diluted	$0.58	$0.41	$0.70	$0.64
Weighted average common shares outstanding:
Basic	96.3	97.0	97.5	98.1
Diluted	97.6	98.3	99.0	99.7

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$2,017.3	$1,989.6	$2,067.5	$2,079.1
Cost of revenue	1,939.2	1,889.7	1,935.7	1,938.9

Gross profit	78.1	99.9	131.8	140.2
Equity in earnings of joint ventures	5.9	7.9	4.1	6.4
General and administrative expenses	(22.1)	(27.3)	(24.0)	(23.9)

Income from operations	61.9	80.5	111.9	122.7
Other income	0.7	0.1	1.2	1.5
Interest expense	(10.9)	(11.9)	(11.7)	(10.2)

Income before income tax expense	51.7	68.7	101.4	114.0
Income tax expense	12.7	14.0	30.1	35.8

Net income	39.0	54.7	71.3	78.2
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(0.9)	(0.9)	(0.5)	(1.7)

Net income attributable to AECOM	$38.1	$53.8	$70.8	$76.5

Net income attributable to AECOM per share:
Basic	$0.36	$0.54	$0.71	$0.78
Diluted	$0.36	$0.53	$0.70	$0.77
Weighted average common shares outstanding:
Basic	104.8	100.4	99.3	98.0
Diluted	105.5	101.8	100.8	99.7

24. Subsequent Events

  Acquisition of URS Corporation

        On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), a leading international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The Company paid a total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS's senior notes totaling $1.0 billion, and subsequently repaid in full URS's $0.6 billion 2011 term loan and URS's $0.1 billion revolving line of credit. Upon the occurrence of a change in control of URS, the URS senior noteholders had a right to redeem their notes at a cash price equal to 101% of the principal amount of the notes. The acquisition of URS was considered a change in control of URS and, as a result on October 24, 2014, the Company purchased $0.6 billion of URS's senior notes from the noteholders.

  Senior Unsecured Notes

        On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (the 2022 Notes) and $800,000,000 aggregate

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Events (Continued)

principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the Notes).

        At any time prior to October 15, 2017, the Company may redeem all or part of the 2022 Notes, at a redemption price equal to 100% of their principal amount, plus a "make whole" premium as of the redemption date, and accrued and unpaid interest (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date). In addition, at any time prior to October 15, 2017, the Company may redeem up to 35% of the original aggregate principal amount of the 2022 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.750%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2017, the Company may redeem the 2022 Notes, in whole or in part, at once or over time, at the specified redemption prices plus accrued and unpaid interest thereon to the redemption date. At any time prior to July 15, 2024, the Company may redeem on one or more occasions all or part of the 2024 Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a "make-whole" premium as of the date of the redemption, plus any accrued and unpaid interest to the date of redemption. In addition, on or after July 15, 2024, the 2024 Notes may be redeemed by the Company at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

        The indenture contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

        In connection with the offering of the Notes, the Company and the guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (the Exchange Offer) to exchange the Notes for a new series of the Company's exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as the Notes, (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following October 6, 2014 (or if such 390th day is not a business day, the next succeeding business day (the Exchange Date)), (iii) cause the Exchange Offer registration statement to be effective continuously and keep the exchange offer open for a period not less than 30 days after the date notice of the exchange offer is mailed to the holders of the Notes and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date.

        Under certain circumstances, the Company and the guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the Notes on or prior to the Exchange Date (such date being the Shelf Filing Deadline), (ii) cause the shelf registration statement to be declared effective not later than the 60th day after the Shelf Filing Deadline (or if such 60th day is not a business day, the next succeeding business day) and (iii) keep such shelf registration continuously effective until two years after its effective date (or such shorter period that will terminate when all the Notes covered thereby have been sold pursuant thereto).

        If the Company fails to meet any of these targets, the annual interest rate on the Notes will increase by 0.25%, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.0% per year. If the Company cures the default, the interest rate on the Notes will revert to the original level.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Events (Continued)

  Credit Agreement; Security Agreement

        In connection with the acquisition of URS, on October 17, 2014, the Company entered into a new credit agreement (the Credit Agreement). The Credit Agreement consists of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion, and (iv) an incremental performance letter of credit facility in an aggregate principal amount of $500 million. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million.

        Pursuant to the Credit Agreement, certain subsidiaries of the Company (the Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (the Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

        The Credit Agreement and related loan documents contain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things:

  •
  create, incur, assume, or suffer to exist liens;

  •
  incur or guarantee indebtedness;

  •
  pay dividends or repurchase stock;

  •
  enter into transactions with affiliates;

  •
  consummate asset sales, acquisitions or mergers;

  •
  enter into certain type of burdensome agreements; or

  •
  make investments.

        The Credit Agreement also requires compliance with certain financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, in each case calculated as set forth in the Credit Agreement.

        The Credit Agreement contains customary events of default, including:

  •
  a change of control;

  •
  failure to make required payments;

  •
  failure to comply with certain agreements or covenants;

  •
  failure to pay, or acceleration of, certain other indebtedness;

  •
  certain events of bankruptcy and insolvency; and

  •
  failure to pay certain judgments.

        The Credit Agreement replaced (i) the Company's Second Amended and Restated Credit Agreement, dated as of June 7, 2013, and (ii) the Company's Fourth Amended and Restated Credit Agreement, dated as of January 29, 2014, which such prior facilities were terminated and repaid in full on October 17, 2014 in connection with the entry into the Credit Agreement.

AECOM TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Events (Continued)

        In connection with the consummation of the URS acquisition on October 17, 2014, AECOM also prepaid in full $300 million face value (plus accrued interest as well as a prepayment penalty of $56 million) of its 5.43% Series A notes due July 2020 and 1.00% Senior Discount Notes, Series B, due July 2022. Borrowings under the Credit Agreement were used to prepay the Senior Notes.

  URS Senior Notes

        The URS senior notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2014	$86.4	$17.3	$(38.4)	$6.8	$72.1
Fiscal Year 2013	112.8	18.3	(45.5)	0.8	86.4
Fiscal Year 2012	120.2	28.7	(37.7)	1.6	112.8

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2014. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2014 included in this Annual Report on Form 10-K, and has issued an audit report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2014 and 2013 and for each of the three years in the period ended September 30, 2014 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2014, 2013 and 2012.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

Exhibit Numbers	Description
2.1	Agreement and Plan of Merger, dated as of July 11, 2014, by and among AECOM Technology Corporation, ACM Mountain I, LLC, AECOM Global II, LLC (formerly ACM Mountain II, LLC) and URS Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 14, 2014)
3.1
Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K filed with the SEC on November 18, 2011)
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-4 filed with the SEC on August 1, 2014)
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation
3.4	Certificate of Designations for Class C Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.5	Certificate of Designations for Class E Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.6
Certificate of Designations for Class F Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.4 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.7
Certificate of Designations for Class G Convertible Preferred Stock, Series 1 (incorporated by reference to Exhibit 3.5 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 2, 2009)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

Exhibit Numbers	Description
4.2	Indenture, dated as of October 6, 2014, by and among AECOM Technology Corporation, the Guarantors party thereto, and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on October 8, 2014)
4.3
Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP and U.S. Bank National Association (incorporated by reference to Exhibit 4.01 to URS's current report on Form 8-K filed with the SEC on March 20, 2012)
4.4
First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.02 to URS's current report on Form 8-K filed with the SEC on March 20, 2012)
4.5
Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.03 to URS's current report on Form 8-K filed with the SEC on March 20, 2012)
4.6
Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to URS's current report on Form 8-K filed with the SEC on May 18, 2012)
4.7
Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to URS's current report on Form 8-K filed with the SEC on September 26, 2012)
4.8	Fifth Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Global II, LLC, URS Fox U.S. LP and U.S. Bank National Association
4.9
Registration Rights Agreement, dated October 6, 2014, by and among AECOM Technology Corporation, AECOM Government Services, Inc., AECOM Technical Services, Inc., Tishman Construction Corporation, other Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed with the SEC on October 8, 2014)
4.10	First Supplemental Indenture, dated as of October 17, 2014, by and among the guarantors thereto and U.S. Bank National Association
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

Exhibit Numbers		Description
10.3		Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 7, 2013, by and among AECOM Technology Corporation, the subsidiaries party thereto, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8- K with the SEC on June 13, 2013)
10.4	#
AECOM Technology Corporation Stock Purchase Plan, restated as of October 1, 2006 (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.5	#
Amendment 2006-1, dated as of October 1, 2006, to AECOM Technology Corporation Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.6	#
1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.7	#
First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.8	#
Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.9	#
Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.10	#
1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.11	#
First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.12	#
Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.13	#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.14	#
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

Exhibit Numbers		Description
10.16	#	Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.17	#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form 1 filed with the SEC on January 29, 2007)
10.18	#
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
10.21	#	2005 ENSR Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.22	#	2005 UMA Group Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.23	#	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.24	#	Cansult Merger Investment Plan, dated September 11, 2006 (incorporated by reference to Exhibit 10.31 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.25	#	AECOM Technology Corporation Equity Investment Plan (incorporated by reference to Exhibit 10.32 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.26	#	Global Stock Investment Plan—United Kingdom (incorporated by reference to Exhibit 10.33 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.27	#	Hong Kong Stock Investment Plan—Grandfathered Directors (incorporated by reference to Exhibit 10.34 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.28	#	AECOM Retirement & Savings Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
10.29	#	Change in Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 11, 2009)
10.30	#
Standard Terms and Conditions for Non-Qualified Stock Options under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)

Exhibit Numbers		Description
10.31	#	Standard Terms and Conditions for Restricted Stock Units under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.32	#
Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.33	#
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
10.35	#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the SEC on May 24, 2010)
10.36	#
Consulting Agreement, dated as of February 8, 2011, between Francis S. Y. Bong and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on February 14, 2011)
10.37	#
Consulting Agreement, dated as of April 21, 2011, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 25, 2011)
10.38	#
Consulting Agreement, dated as of May 4, 2012, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed with the SEC on May 5, 2012)
10.39	#
Consulting Agreement Renewal Letter, dated as of May 7, 2013, between Richard G. Newman and AECOM Technology Corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 8, 2013)
10.40	#	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Annex B to the Company's definitive proxy statement on Schedule 14A filed with the SEC on January 21, 2011)
10.41	#
Amended Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 4, 2012)
10.42	#
Form of New and Amended Restricted Stock Unit Standard Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the SEC on December 21, 2012)
10.43	#	URS Corporation Restated Incentive Compensation Plan 2014 Plan Year Summary (incorporated by reference to Exhibit 10.1 to URS's quarterly report on Form 10-Q filed with the SEC on May 13, 2014)

Exhibit Numbers		Description
10.44	#	URS Corporation Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to URS's current report on Form 8-K filed with the SEC on March 31, 2009)
10.45	#	URS Federal Services, Inc. Restated Employees Retirement Plan
10.46	#
Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000 (incorporated by reference to Exhibit 10.4 to URS's annual report on Form 10-K filed with the SEC on January 18, 2001)
10.47	#
First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003 (incorporated by reference to Exhibit 10.15 to URS's annual report on Form 10-K filed with the SEC on January 22, 2004)
10.48	#
Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004 (incorporated by reference to Exhibit 10.17 to URS's annual report on Form 10-K filed with the SEC on January 13, 2005)
10.49	#
Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005 (incorporated by reference to Exhibit 10.1 to URS's current report on Form 8-K filed with the SEC on November 18, 2005)
10.50	#
Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.6 to URS's quarterly report on Form 10-Q filed with the SEC on August 6, 2008)
10.51	#
Sixth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 26, 2012 (incorporated by reference to Exhibit 10.34 to URS's annual report on Form 10-K filed with the SEC on February 26, 2013)
10.52	#
Seventh Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.5 to URS's quarterly report on Form 10-Q filed with the SEC on August 12, 2014)
10.53	#
Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004 (incorporated by reference to Exhibit 10.1 to URS's current report on Form 8-K filed with the SEC on November 24, 2004)
10.54	#
First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008 (incorporated by reference to Exhibit 10.8 to URS's quarterly report on Form 10-Q filed with the SEC on August 6, 2008)
10.55	#
Second Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 27, 2012 (incorporated by reference to Exhibit 10.45 to URS's annual report on Form 10-K filed with the SEC on February 26, 2013)
10.56	#
Third Amendment to Employment Agreement between URS Federal Services, Inc. and Randall A. Wotring, dated as of June 30, 2014 (incorporated by reference to Exhibit 99.3 to URS's current report on Form 8-K filed with the SEC on June 30, 2014)
10.57	#
Amended and Restated Employment Agreement between URS E&C Holdings and George L. Nash, Jr., dated as of March 27, 2014 (incorporated by reference to Exhibit 10.2 to URS's quarterly report on Form 10-Q filed with the SEC on May 13, 2014)

Exhibit Numbers		Description
10.58	#	First Amendment to Amended and Restated Employment Agreement between URS E&C Holdings, Inc. and George L. Nash, Jr. dated as of June 30, 2014 (incorporated by reference to Exhibit 10.6 to URS's quarterly report on Form 10-Q filed with the SEC on August 12, 2014)
10.59	#
Form of Officer Indemnification Agreement between URS Corporation and each of Joseph Masters, George L. Nash, and Randall A. Wotring (incorporated by reference to Exhibit 10.3 to URS's quarterly report on Form 10-Q filed with the SEC on June 14, 2004)
10.60	#
Form of Director Indemnification Agreement between URS Corporation and each of Senator William H. Frist and Douglas W. Stotlar (incorporated by reference to Exhibit 10.4 to URS's quarterly report on Form 10-Q filed with the SEC on June 14, 2004)
10.61	#
Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 12, 2014)
10.62	#	URS Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S-8 filed with the SEC on October 17, 2014)
10.63	#
Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the SEC on January 29, 2014)
10.64
Fourth Amended and Restated Credit Agreement, dated as of January 29, 2014, by and among AECOM Technology Corporation, certain Subsidiaries of AECOM Technology Corporation party thereto, Bank of America, N.A., as administrative agent and a lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed with the SEC on January 29, 2014)
10.65
Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed with the SEC on October 17, 2014)
21.1		Subsidiaries of AECOM
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Numbers	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

#
Management contract or compensatory plan or arrangement.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM TECHNOLOGY CORPORATION
By:	/s/ MICHAEL S. BURKE Michael S. Burke Chief Executive Officer (Principal Executive Officer)
Date:	November 17, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL S. BURKE Michael S. Burke	Chief Executive Officer (Principal Executive Officer)	November 17, 2014
/s/ STEPHEN M. KADENACY Stephen M. Kadenacy	President and Chief Financial Officer (Principal Financial Officer)	November 17, 2014
/s/ RONALD E. OSBORNE Ronald E. Osborne	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 17, 2014
/s/ JOHN M. DIONISIO John M. Dionisio	Executive Chairman	November 17, 2014
/s/ RICHARD G. NEWMAN Richard G. Newman	Director, Chairman Emeritus	November 17, 2014
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 17, 2014
/s/ LINDA GRIEGO Linda Griego	Director	November 17, 2014

Signature	Title	Date

/s/ DAVID W. JOOS David W. Joos	Director	November 17, 2014
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	November 17, 2014
/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 17, 2014
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	November 17, 2014
/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 17, 2014
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 17, 2014