Form 10-Q
period 2015-01-02
AECOM
filed 2015-02-11
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015, 155,475,574 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$583,884	$521,784
Cash in consolidated joint ventures	150,764	52,404
Total cash and cash equivalents	734,648	574,188
Accounts receivable—net	4,873,911	2,654,976
Prepaid expenses and other current assets	371,358	177,536
Income taxes receivable	22,571	1,541
Deferred tax assets—net	98,297	25,872
TOTAL CURRENT ASSETS	6,100,785	3,434,113
PROPERTY AND EQUIPMENT—NET	862,640	281,979
DEFERRED TAX ASSETS—NET	72,035	118,038
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	348,671	142,901
GOODWILL	5,671,767	1,937,338
INTANGIBLE ASSETS—NET	858,860	90,238
OTHER NON-CURRENT ASSETS	338,511	118,770
TOTAL ASSETS	$14,253,269	$6,123,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$49,625	$23,915
Accounts payable	1,741,934	1,047,155
Accrued expenses and other current liabilities	1,854,293	964,627
Billings in excess of costs on uncompleted contracts	587,129	379,574
Deferred tax liability—net	27,293	—
Current portion of long-term debt	152,803	40,498
TOTAL CURRENT LIABILITIES	4,413,077	2,455,769
OTHER LONG-TERM LIABILITIES	332,473	233,977
DEFERRED TAX LIABILITY—NET	293,228	844
PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS	599,783	220,742
LONG-TERM DEBT	4,775,396	939,565
TOTAL LIABILITIES	10,413,957	3,850,897

COMMITMENTS AND CONTINGENCIES (Note 16)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2014; issued and outstanding 149,727,935 and 96,715,797 shares as of December 31 and September 30, 2014, respectively	1,497	967
Additional paid-in capital	3,450,736	1,864,971
Accumulated other comprehensive loss	(475,691)	(356,602)
Retained earnings	573,678	677,181
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,550,220	2,186,517
Noncontrolling interests	289,092	85,963
TOTAL STOCKHOLDERS’ EQUITY	3,839,312	2,272,480
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,253,269	$6,123,377

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2014	December 31, 2013

Revenue	$4,186,035	$1,953,875

Cost of revenue	4,021,812	1,875,677
Gross profit	164,223	78,198

Equity in earnings of joint ventures	23,924	36,083
General and administrative expenses	(34,338)	(23,845)
Acquisition and integration expense	(138,463)	—
Income from operations	15,346	90,436

Other income	2,579	17
Interest expense	(118,698)	(10,427)
(Loss) income before income tax expense	(100,773)	80,026

Income tax (benefit) expense	(20,443)	23,485
Net (loss) income	(80,330)	56,541
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(23,173)	(145)
Net (loss) income attributable to AECOM	$(103,503)	$56,396

Net (loss) income attributable to AECOM per share:
Basic	$(0.73)	$0.59
Diluted	$(0.73)	$0.58

Weighted average shares outstanding:
Basic	141,892	96,302
Diluted	141,892	97,590

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended
	December 31, 2014	December 31, 2013

Net (loss) income	$(80,330)	$56,541

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(1,057)	316
Foreign currency translation adjustments	(128,099)	(25,812)
Pension adjustments, net of tax	8,006	(962)
Other comprehensive loss, net of tax	(121,150)	(26,458)
Comprehensive (loss) income, net of tax	(201,480)	30,083
Noncontrolling interests in comprehensive (loss) income of consolidated subsidiaries, net of tax	(21,112)	375
Comprehensive (loss) income attributable to AECOM, net of tax	$(222,592)	$30,458

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(80,330)	$56,541
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102,122	22,198
Equity in earnings of unconsolidated joint ventures	(23,924)	(36,083)
Distribution of earnings from unconsolidated joint ventures	42,213	9,170
Non-cash stock compensation	36,017	10,941
Prepayment penalty on unsecured senior notes	55,639	—
Excess tax benefit from share-based payment	(2,526)	(448)
Foreign currency translation	(14,546)	(9,466)
Write-off of debt issuance costs	8,997	—
Other noncash	2,060	1,185
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	349,148	1,709
Prepaid expenses and other assets	31,172	19,733
Accounts payable	(58,274)	72,436
Accrued expenses and other current liabilities	(163,801)	(16,873)
Billings in excess of costs on uncompleted contracts	10,932	21,241
Other long-term liabilities	(12,257)	(8,226)
Income taxes payable	—	(6,671)
Net cash provided by operating activities	282,642	137,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,277,111)	(659)
Cash acquired from consolidation of joint venture	—	18,955
Net investment in unconsolidated joint ventures	(9,127)	(519)
Purchases of investments	(8,056)	(17,555)
Proceeds from disposal of property and equipment	4,663	—
Payments for capital expenditures	(29,733)	(20,771)
Net cash used in investing activities	(3,319,364)	(20,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,858,648	501,927
Repayments of borrowings under credit agreements	(2,053,648)	(476,013)
Issuance of unsecured senior notes	1,600,000	—
Net change in overdrafts	(19,961)	(9,980)
Prepayment penalty on unsecured senior notes	(55,639)	—
Cash paid for debt and equity issuance costs	(86,249)	—
Proceeds from issuance of common stock	3,645	1,803
Proceeds from exercise of stock options	2,383	1,637
Payments to repurchase common stock	(10,957)	(33,721)
Excess tax benefit from share-based payment	2,526	448
Net distributions to noncontrolling interests	(34,674)	(19,368)
Net cash provided by (used in) financing activities	3,206,074	(33,267)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,892)	(2,505)
NET INCREASE IN CASH AND CASH EQUIVALENTS	160,460	81,066
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	574,188	600,677
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$734,648	$681,743

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$1,554,912	$—
Debt assumed from acquisitions	$567,656	$—

See accompanying Notes to Consolidated Financial Statements.

AECOM

Notes to Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

Effective January 5, 2015, the official name of the Company changed from AECOM Technology Corporation to AECOM. The accompanying consolidated financial statements of AECOM (the Company) are unaudited and, in the opinion of management, include all adjustments, including all normal recurring items necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. All inter-company balances and transactions are eliminated in consolidation.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2014 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

In connection with the URS acquisition, commencing with the three months ended December 31, 2014, the Company has realigned its reportable segments from two to three segments to reflect the operations of the combined company. The Company now operates in three reporting segments, as described in more detail in Note 17 — Reporting Segments.

The consolidated financial statements included in this report, with the exception of the new business segment, have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report.

The Company has revised comparative segment information that was contained in the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2013, to reflect the new global business segment structure. The adjusted segment information constitutes a reclassification and has no impact on reported net income or earnings per share for preceding periods. This change does not restate information previously reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of stockholders’ equity or consolidated statements of cash flows for the Company for preceding periods.

Information included in the Annual Report remains unchanged. This adjusted segment information does not modify or update the disclosures therein in any way, nor does it reflect any subsequent information or events, other than as required to reflect the change in segments as described above.

The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2015.

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

2.              New Accounting Pronouncements and Changes in Accounting

In February 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This new guidance was effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. This guidance was effective for the Company’s fiscal year beginning October 1, 2014 and did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued new accounting guidance that requires the presentation of unrecognized tax benefits as a reduction of the deferred tax assets, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance was effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This guidance was effective for the Company’s fiscal year beginning October 1, 2014 and did not have a material impact on the Company’s consolidated financial statements.

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

3.              Business Acquisitions, Goodwill and Intangible Assets

On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The purpose of the acquisition is to further diversify the Company’s market presence and accelerate the Company’s strategy to create an integrated delivery platform for customers. The Company paid total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS’s senior notes totaling $1.0 billion, and subsequently repaid in full URS’s $0.6 billion 2011 term loan and URS’s $0.1 billion revolving line of credit. Upon the occurrence of a change in control of URS, the URS senior noteholders had the right to redeem their notes at a cash price equal to 101% of the principal amount of the notes. Accordingly, on October 24, 2014, the Company purchased $0.6 billion of URS’s senior notes from the noteholders. See also Note 7, Debt.

The following summarizes the estimated fair values of URS assets acquired and liabilities assumed (in millions), as of the acquisition date:

Cash and cash equivalents	$285.2
Accounts receivable	2,572.0
Prepaid expenses and other current assets	373.8
Property and equipment	609.2
Identifiable intangible assets:
Customer relationships, contracts and backlog	822.2
Tradename	7.8
Total identifiable intangible assets	830.0
Goodwill	3,801.0
Other non-current assets	347.1
Accounts payable	(750.2)
Accrued expenses and other current liabilities	(1,091.4)
Billings in excess of costs on uncompleted contracts	(196.1)
Current portion of long-term debt	(47.4)
Other long-term liabilities	(473.7)
Pension and post-retirement benefit obligations	(402.1)
Long-term debt	(520.2)
Noncontrolling interests	(216.6)
Net assets acquired	$5,120.6

Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships and have lives ranging from 1 to 11 years (weighted average lives of approximately 7 years). Other intangible assets primarily consists of the fair value of office leases.

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets, property and equipment, tax balances, contingent liabilities, long-term leases or acquired contracts. The final purchase price allocation will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. See Note 16, Commitments and Contingencies, relating to URS project contingencies, including matters disclosed about URS owned Washington Group and Flint Energy Services entities. Included in accrued expenses and other current liabilities above is approximately $100 million related to legal matters.

The following presents summarized unaudited pro forma operating results assuming that the Company had acquired URS at October 1, 2013. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred.

	Three Months Ended
	December 31, 2014	December 31, 2013
	(in millions)
Revenue	$4,546	$4,615
Income from continuing operations	$163	$40
Net income (loss)	44	$(57)
Net income (loss) attributable to AECOM	$21	$(83)
Net income (loss) attributable to AECOM per share:
Basic	$0.14	$(0.55)
Diluted	$0.14	$(0.55)

URS contributed $2.0 billion in revenue and $83 million in income from operations during the three months ended December 31, 2014 since the acquisition date, included in the accompanying statement of operations. Amortization of intangible assets relating to URS was $45.2 million during the three months ended December 31, 2014 since the acquisition date. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $8.4 million and ($4.7) million, respectively, during the three months ended December 31, 2014, related to joint venture fair value adjustments.

Acquisition and integration expenses in the accompanying consolidated statements of operations for the three months ended December 31, 2014 is comprised of the following (in millions):

Severance and personnel costs	$109.3
Professional service, real estate-related, and other expenses	29.2
Total	$138.5

Included in severance and personnel costs above is $36.6 million of severance expense, of which $4.6 million was paid as of December 31, 2014. All acquisition and integration expenses are classified within corporate, as presented in Note 17. Interest expense in the accompanying consolidated statements of operations for the three months ended December 31, 2014 includes $68.0 million of acquisition related financing expenses that primarily consisted of a $55.6 million penalty from the prepayment of the Company’s unsecured senior notes, and $9.0 million related to the write-off of capitalized debt issuance costs from its unsecured senior notes, unsecured revolving credit facility, and unsecured term credit agreement.

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2014 and 2013 were as follows:

	September 30, 2014	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2014
	(in millions)
Design and Consulting Services	$1,479.2	$5.3	$(35.3)	$1,745.4	$3,194.6
Construction Services	276.9	0.2	(8.3)	404.0	672.8
Management Services	181.2	—	(28.4)	1,651.6	1,804.4
Total	$1,937.3	$5.5	$(72.0)	$3,801.0	$5,671.8

	September 30, 2013	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	December 31, 2013
	(in millions)
Design and Consulting Services	$1,414.1	$5.0	$(10.2)	$78.2	$1,487.1
Construction Services	216.5	—	—	—	216.5
Management Services	181.2	—	—	—	181.2
Total	$1,811.8	$5.0	$(10.2)	$78.2	$1,884.8

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2014 and September 30, 2014, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2014			September 30, 2014
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
			(in millions)				(years)
Backlog and customer relationships	$1,084.5	$(226.8)	$857.7	$271.6	$(182.8)	$88.8	1 – 11
Trademark / tradename	17.0	(15.8)	1.2	9.3	(7.9)	1.4	2
Total	$1,101.5	$(242.6)	$858.9	$280.9	$(190.7)	$90.2

Amortization expense of acquired intangible assets included within cost of revenue was $51.9 million and $5.1 million for the three months ended December 31, 2014 and 2013, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2015 and for the succeeding years:

Fiscal Year	(in millions)
2015 (nine months remaining)	$152.6
2016	152.9
2017	83.6
2018	80.4
2019	79.5
Thereafter	309.9
Total	$858.9

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
	(in millions)
Billed	$2,375.9	$1,248.4
Unbilled	2,148.6	1,214.8
Contract retentions	442.0	263.9
Total accounts receivable—gross	4,966.5	2,727.1
Allowance for doubtful accounts	(92.6)	(72.1)
Total accounts receivable—net	$4,873.9	$2,655.0

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2014 and September 30, 2014 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2014 or September 30, 2014.

The Company has sold trade receivables to financial institutions, of which $129.3 million and $111.9 million was outstanding as of December 31, 2014 and September 30, 2014, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.              Joint Ventures and Variable Interest Entities

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 16.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2014	September 30, 2014
	(in millions)
Current assets	$623.2	$314.1
Non-current assets	321.8	106.2
Total assets	$945.0	$420.3

Current liabilities	$389.3	$229.1
Non-current liabilities	15.2	—
Total liabilities	404.5	229.1

Total AECOM equity	262.1	116.6
Noncontrolling interests	278.4	74.6
Total owners’ equity	540.5	191.2
Total liabilities and owners’ equity	$945.0	$420.3

Total revenue of the consolidated joint ventures was $545.3 million and $95.8 million for the three months ended December 31, 2014 and 2013, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	December 31, 2014	September 30, 2014
	(in millions)
Current assets	$1,238.7	$539.6
Non-current assets	527.6	273.7
Total assets	$1,766.3	$813.3

Current liabilities	$773.1	$397.9
Non-current liabilities	123.8	91.0
Total liabilities	896.9	488.9

Joint ventures’ equity	869.4	324.4
Total liabilities and joint ventures’ equity	$1,766.3	$813.3

AECOM’s investment in joint ventures	$348.7	$142.9

	Three Months Ended
	December 31, 2014	December 31, 2013
	(in millions)
Revenue	$1,081.3	$518.4
Cost of revenue	1,027.4	508.4
Gross profit	$53.9	$10.0
Net income	$48.3	$9.2

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2014	December 31, 2013
	(in millions)
Pass through joint ventures	$6.4	$0.7
Other joint ventures	17.5	35.4
Total	$23.9	$36.1

Included in equity in earnings above, the Company recorded a $37.4 million gain upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the quarter ended December 31, 2013. The Company obtained control of the joint venture through modifications to the joint venture’s operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture’s fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity included in the accompanying consolidated balance sheet at acquisition date were $201.0 million and $48.0 million, respectively. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company’s DCS segment.

6.              Pension and Post-Retirement Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension and post-retirement plans for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31, 2014		December 31, 2013
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.5	$0.3	$—	$0.2
Interest cost on projected benefit obligation	6.4	11.3	1.9	6.8
Expected return on plan assets	(6.7)	(11.9)	(2.1)	(6.4)
Amortization of prior service cost	—	(0.1)	—	—
Amortization of net loss	1.1	1.5	1.0	1.2
Settlement loss recognized	—	0.4	—	—
Net periodic cost	$2.3	$1.5	$0.8	$1.8

The total amounts of employer contributions paid for the three months ended December 31, 2014 were $14.4 million for U.S. plans and $5.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2015 are $10.3 million for U.S. plans and $19.0 million for non-U.S. plans. The aggregate pension and post-retirement deficit was $612.6 million and $221.3 million as of December 31, 2014 and September 30, 2014, respectively. The long-term portion of the aggregate pension and post-retirement deficit was $599.8 million and $220.7 million as of December 31, 2014 and September 30, 2014, respectively.

The table below provides the expected future benefit payments related to acquired URS pension and post-retirement obligations as of the date of acquisition, in millions:

Year Ending September 30	U.S.	Intl.
2015	$40.6	$16.7
2016	26.2	17.2
2017	26.8	17.7
2018	27.4	18.3
2019	27.8	18.9
2020 - 2024	144.1	103.5
Total	$292.9	$192.3

7.              Debt

Debt consisted of the following:

	December 31, 2014	September 30, 2014
	(in millions)
Secured term credit agreement	$2,681.1	$—
Secured revolving credit facility	79.2	—
2014 Senior Notes	1,600.0	—
URS Senior Notes	430.6	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	186.9	27.6
Total debt	4,977.8	1,004.0
Less: Current portion of debt and short-term borrowings	(202.4)	(64.4)
Long-term debt, less current portion	$4,775.4	$939.6

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2014:

Fiscal Year
2015 (nine months remaining)	$166.6
2016	140.0
2017	315.0
2018	119.3
2019	87.0
Thereafter	4,149.9
Total	$4,977.8

2014 Credit Agreement

In connection with the acquisition of URS, on October 17, 2014, the Company entered into a new credit agreement (Credit Agreement) consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion, and (iv) an incremental performance letter of credit facility in an aggregate principal amount of $500 million subject to terms outlined in the Credit Agreement. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement replaced the Company’s Second Amended and Restated Credit Agreement, dated as of June 7, 2013, and the Company’s Fourth Amended and Restated Credit Agreement, dated as of January 29, 2014, which such prior facilities were terminated and repaid in full on October 17, 2014. In addition, the Company paid in full, including a pre-payment penalty of $55.6 million, its unsecured senior notes (5.43% Series A Notes due July 2020 and 1.00% Series B Senior Discount Notes due July 2022). The new Credit Agreement matures on October 17, 2019 with respect to the revolving credit facility, the term loan A facility, and the incremental performance letter of credit facility. The term loan B facility matures on October 17, 2021. Certain subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

The Credit Agreement contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into certain type of burdensome agreements; or (vii) make investments.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. The Company’s Consolidated Leverage Ratio was 4.4 for the three months ended December 31, 2014. As of December 31, 2014, the Company was in compliance with the covenants of its Credit Agreement.

At December 31, 2014 and September 30, 2014, outstanding standby letters of credit totaled $111.8 million and $12.1 million, respectively, under the Company’s revolving credit facilities. As of December 31, 2014 and September 30, 2014, the Company had $859.0 million and $1,037.9 million available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of December 31, 2014, the estimated fair market value of the Company’s 2014 Senior Notes was approximately $1,652.0 million. The fair value of the Company’s Notes as of December 31, 2014 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of its term loan.

At any time prior to October 15, 2017, the Company may redeem all or part of the 2022 Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date). In addition, at any time prior to October 15, 2017, the Company may redeem up to 35% of the original aggregate principal amount of the 2022 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.750%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2017, the Company may redeem the 2022 Notes, in whole or in part, at once or over time, at the specified redemption prices plus accrued and unpaid interest thereon to the redemption date. At any time prior to July 15, 2024, the Company may redeem on one or more occasions all or part of the 2024 Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a “make-whole” premium as of the date of the redemption, plus any accrued and unpaid interest to the date of redemption. In addition, on or after July 15, 2024, the 2024 Notes may be redeemed by the Company at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

The indenture pursuant to which the 2014 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

In connection with the offering of the Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (Exchange Offer) to exchange the Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as the Notes, (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following October 6, 2014 (or if such 390th day is not a business day, the next succeeding business day (Exchange Date)), (iii) cause the Exchange Offer registration statement to be effective continuously and keep the Exchange Offer open for a period not less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the Notes, and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date.

Under certain circumstances, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the Notes on or prior to the Exchange Date (such date being the Shelf Filing Deadline), (ii) cause the shelf registration statement to be declared effective not later than the 60th day after the Shelf Filing Deadline (or if such 60th day is not a business day, the next succeeding business day), and (iii) keep such shelf registration continuously effective until two years after its effective date (or such shorter period that will terminate when all the Notes covered thereby have been sold pursuant thereto).

If the Company fails to meet any of these targets, the annual interest rate on the Notes will increase by 0.25%, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.0% per year. If the Company cures the default, the interest rate on the Notes will revert to the original level.

The Company was in compliance with the covenants relating to its Notes as of December 31, 2014.

URS Senior Notes

In connection with the URS acquisition, the Company assumed URS’s 3.85% Senior Notes due 2017 and its 5.00% Senior Notes due 2022 totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of December 31, 2014, the estimated fair market value of the Company’s URS Senior Notes was approximately $419.8 million. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of December 31, 2014 was $430.6 million. The fair value of the Company’s URS Senior Notes as of December 31, 2014 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of its term loan.

As of December 31, 2014, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2014 and September 30, 2014, these outstanding standby letters of credit totaled $332.0 million and $301.0 million, respectively. As of December 31, 2014, the Company had $483.5 million available under these unsecured credit facilities.

The Company’s average effective interest rate on total borrowings, including the effects of the interest rate swap agreements, during the three months ended December 31, 2014 and 2013 was 4.0% and 2.8%, respectively.

8.             Derivative Financial Instruments

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

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company also uses foreign currency options designated as cash flow hedges to hedge forecasted transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to either interest expense when the interest expense on the variable rate debt is recognized, or to cost of revenue when the hedged transactions denominated in currencies other than the U.S. dollar are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency options would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency options from the assessment of hedge effectiveness. The Company records the premium paid or time value of an option on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of revenue.

The notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

December 31, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015

September 30, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015
200.0	0.68%	December 2014

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of revenue for those instruments related to the provision of their respective services or general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $96.1 million and $69.5 million at December 31, 2014 and September 30, 2014, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $98.3 million and $71.5 million at December 31, 2014 and September 30, 2014, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 3.9 million and BRL 1.1 million (or approximately $1.4 million and $0.4 million) at December 31, 2014 and September 30, 2014, respectively.

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

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Dec 31, 2014	Sep 30, 2014
Derivative assets
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other non-current asset	$0.1	$1.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.9	3.1
Total		$4.0	$4.8
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$4.9	$4.8
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	3.3	3.7
Total		$8.2	$8.5

At December 31, 2014, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $4.8 million, of which $4.9 million is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At December 31, 2014, there were no foreign currency options designated as cash flow hedges.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended Dec 31,
	2014	2013
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$(2.5)	$(0.3)

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended Dec 31,
	Location	2014	2013
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(0.8)	$(0.8)

There was no foreign currency options outstanding during the three months ended December 31, 2014. The gain recognized in accumulated other comprehensive loss from the Company’s foreign currency options was immaterial for the three months ended December 31, 2013. The gain reclassified from accumulated other comprehensive loss into income from the foreign currency options was immaterial in any of the periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1) Three Months Ended Dec 31,
	Location	2014	2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$(0.5)	$(2.2)

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the three months ended December 31, 2014 and 2013, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 2)
Interest rate swap agreements	$0.1	$0.1
Foreign currency forward contracts	3.9	3.9
Total assets	$4.0	$4.0

Interest rate swap agreements	$4.9	$4.9
Foreign currency forward contracts	3.3	3.3
Total liabilities	$8.2	$8.2

	September 30, 2014	Quoted Prices in Active Markets for Similar Assets (Level 2)
Interest rate swap agreements	$1.7	$1.7
Foreign currency forward contracts	3.1	3.1
Total assets	$4.8	$4.8

Interest rate swap agreements	$4.8	$4.8
Foreign currency forward contracts	3.7	3.7
Total liabilities	$8.5	$8.5

10. Leases

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment. The related payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period, is used to determine the appropriate lease classification and to compute periodic rental expense. The following table presents, in millions, amounts payable under non-cancelable operating lease commitments during the following fiscal years:

Year Ending September 30,
2015 (remaining nine months)	$318.7
2016	312.6
2017	247.1
2018	191.0
2019	158.4
Thereafter	431.3
Total	$1,659.1

11.       Share-based Payments

The fair value of the Company’s employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The Company did not grant any employee stock options during the three months ended December 31, 2014 and 2013.

Stock option activity for the three months ended December 31 was as follows:

	2014		2013
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	1.6	$27.69	1.6	$24.73
Options granted	—	—	—	—
Options exercised	(0.1)	26.24	(0.1)	17.23
Options forfeited or expired	—	27.55	(0.1)	26.74
Outstanding at December 31	1.5	27.75	1.4	25.15

Vested and expected to vest in the future as of December 31	1.5	$27.75	1.4	$25.15

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $32.38 and $29.22 during the quarters ended December 31, 2014 and 2013, respectively. The weighted average grant date fair value of restricted stock unit awards were $31.06 and $29.19 during the quarters ended December 31, 2014 and 2013, respectively. Included in the restricted stock unit grants during the quarter ended December 31, 2014 were 2.6 million restricted stock units with a grant date fair value of $30.04 that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to share-based payments was $62.3 million and $10.9 million during the three months ended December 31, 2014 and 2013, respectively. Included in total compensation expense during the three months ended December 31, 2014 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding was $175.2 million and $62.4 million as of December 31, 2014 and September 30, 2014, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $2.5 million and $0.4 million for the three months ended December 31, 2014 and 2013, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

12.       Income Taxes

The Company’s effective tax rate from continuing operations was 20.3% and 29.3% for the three months ended December 31, 2014 and 2013, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three month period ended December 31, 2014 were the impact of non-controlling income of interests in consolidated subsidiaries, the tax rate differential on foreign earnings, the recognition of discrete items related to the extension of previously expired research and development credits and other energy related incentives, partially offset by an increase in non-deductible transaction and other costs.

The Company utilizes the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income, tax law changes, outcomes of administrative audits, changes in the assessment of valuation allowances and other tax contingencies. During the quarter, the Tax Increase Prevention Act of 2014 was signed into law which extended certain business tax provisions and incentives through 2014. These extenders provided a discrete benefit to the Company’s quarterly effective tax rate of approximately $6.0 million or 6%.

The Company believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, will not result in a material change in the liability for uncertain tax positions.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are able to and intended to be reinvested indefinitely. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The Company recorded a deferred tax liability in the amount of $108.9 million relating to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS on October 17, 2014.

13.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. For the three months ended December 31, 2014 and 2013, options excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three months ended December 31, 2014 excludes 2.0 million of potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2014	December 31, 2013
	(in millions)
Denominator for basic earnings per share	141.9	96.3
Potential common shares	—	1.3
Denominator for diluted earnings per share	141.9	97.6

14.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2014	September 30, 2014
	(in millions)
Accrued salaries and benefits	$866.0	$400.6
Accrued contract costs	773.7	446.4
Other accrued expenses	214.6	117.6
	$1,854.3	$964.6

Accrued contract costs above include balances related to professional liability accruals of $244.8 million and $120.2 million as of December 31, 2014 and September 30, 2014, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

15.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2014 and 2013 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	6.2	(126.0)	(1.5)	(121.3)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.8	—	—	1.8
Cash flow hedge losses, net of tax	—	—	0.4	0.4
Balances at December 31, 2014	$(209.0)	$(263.8)	$(2.9)	$(475.7)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive income before reclassification	(2.5)	(25.2)	(0.2)	(27.9)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.5	—	—	1.5
Cash flow hedge losses, net of tax	—	—	0.5	0.5
Balances at December 31, 2013	$(193.8)	$(91.6)	$(1.8)	$(287.2)

Amounts Reclassified from Accumulated Other Comprehensive Loss	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Cash flow hedges(1)	$0.7	$0.8
Taxes	(0.3)	(0.3)
Cash flow hedges, net of tax	$0.4	$0.5

Actuarial losses(2)	$2.6	$2.1
Taxes	(0.8)	(0.6)
Actuarial losses, net of tax	$1.8	$1.5

(1)         This accumulated other comprehensive component is reclassified in Interest expense in our Consolidated Statements of Income. See Note 8, Derivative Financial Instruments, for more information.

(2)         This accumulated other comprehensive component is reclassified in Cost of revenue and General and administrative expenses in our Consolidated Statements of Income. See Note 6, Pension and Post-Retirement Benefit Obligations, for more information.

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

The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, based on current information and discussions with counsel, with the exception of matters noted below, the ultimate resolution of these matters will not have a material adverse effect on its consolidated balance sheet or statements of income or cash flows.

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At December 31, 2014, the Company was contingently liable in the amount of approximately $443.8 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

USAID Egyptian Projects

In November 2004, the federal government filed a civil action in Idaho federal district court against Washington Group International, a Delaware company (WGI), an affiliate of URS Corporation (URS), which the Company acquired on October 17, 2014, and two of WGI’s subcontractors, asserting violations under the Federal False Claims Act and Federal Foreign Assistance Act of 1961 for failure to comply with U.S. Agency for International Development (USAID) source, origin, and nationality regulations in connection with five USAID-financed Egyptian projects beginning in the early 1990s. The federal government seeks a refund of the approximately $373 million paid to WGI under the contracts for the five completed and fully operational projects as well as damages and civil penalties (including doubling and trebling of damages) for violation of the statutes. In March 2005, WGI filed motions in Idaho federal district court and the United States Bankruptcy Court in Nevada contending that the federal government’s Idaho federal district court action was barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI emerged from bankruptcy protection. In 2006, the Idaho federal district court action was stayed pending the bankruptcy-related proceedings. On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the Federal False Claims and the Federal Foreign Assistance Acts are not barred. On November 7, 2012, WGI appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel. On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court’s decision. On September 26, 2013, WGI appealed the Appellate Panel’s decision to the United States Ninth Circuit Court of Appeals.

WGI contests the federal government’s allegations and intends to continue to defend this matter vigorously; however, WGI cannot provide assurance that it will be successful in these efforts.

DOE Deactivation, Demolition, and Removal Project

Washington Group International, an Ohio company (WGI Ohio), an affiliate of URS, executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues and remains uncompleted. In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $106 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $106 million to $146 million, and requires WGI Ohio to pay all project costs exceeding $146 million. WGI Ohio has incurred total project costs of approximately $300 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, WGI Ohio has been required to perform work outside the scope of the Task Order Modification. In December 2014, WGI Ohio submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope. Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final costs necessary to complete this project may exceed $100 million.

WGI Ohio can provide no certainty that it will recover the DOE claims and fees submitted in December 2014, as well as any other project costs after December 2014 that WGI Ohio is obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company’s results of operations.

Canadian Pipeline Contract

In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint Energy Services Ltd. (Flint), an affiliate of URS, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line. The pipeline owner alleges it has suffered approximately C$85 million in damages in connection with the abandonment and replacement of the pipeline. Flint was the construction contractor on the pipeline project. Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line. In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.

Flint disputes the pipeline owner’s claims and intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts.

Waste Isolation Pilot Plant Environmental Incidents

URS is a member of Nuclear Waste Partnership, LLC, a joint venture that manages and operates the Waste Isolation Pilot Plant (WIPP), a DOE federal waste repository in New Mexico designed to dispose of low level transuranic (TRU) radioactive waste generated by federal facilities. On February 5, 2014, an underground vehicle fire suspended operations at WIPP. On February 14, 2014, in a separate and unrelated event, a TRU waste container that originated from Los Alamos National Laboratory breached and released low levels of radiological contaminants from the mine at WIPP into the atmosphere. On December 6, 2014, the DOE and Nuclear Waste Partnership received an administrative compliance order and civil penalty of $17.7 million from the New Mexico Environment Department alleging violations of the Resource Conservation and Recovery Act and the New Mexico Hazardous Waste Act due to WIPP’s failure to prevent the underground fire and the radiological release. In addition, disposal operations at WIPP have been suspended until a final recovery plan can be implemented.

Nuclear Waste Partnership and the DOE disputes these administrative findings and plans to defend this matter vigorously; however, Nuclear Waste Partnership cannot provide assurance that it will be successful in these efforts.

Tishman Inquiry

The U.S. Attorney’s Office for the Eastern District of New York (USAO) has informed the Company’s subsidiary Tishman Construction Corporation (TCC) that, in connection with a wage and hour investigation of several New York area contractors, the USAO is investigating potential improper overtime payments to union workers on projects managed by TCC and other contractors in New York dating back to 1999. TCC, which was acquired by the Company in 2010, has cooperated fully with the investigation and, as of this date, no actions have been filed.

AECOM Australia

In 2005 and 2006, the Company’s main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of the client’s project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed certain special purpose vehicles (SPVs) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and approximately an additional $1.4 billion Australian dollars in long term bank loans. The SPVs went into insolvency administrations in February 2011.

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

All of the lawsuits claim damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast. The RCM Applicants have claimed damages of approximately $1.68 billion Australian dollars (including interest, as of March 31, 2014). The damages claimed by Portigon as of June 17, 2014 were also recently quantified at approximately $76 million Australian dollars (including interest). The Company believes this claim is duplicative of damages already included in the RCM Applicants’ claim to the extent Portigon receives a portion of the RCM Applicants’ recovery. The class action applicants claim that they represent investors who acquired approximately $155 million Australian dollars of securities.

AECOM Australia disputes the claimed entitlements to damages asserted by all applicants and continues to defend this matter vigorously; AECOM Australia cannot provide assurance that it will be successful in these efforts. The potential range of loss and the resolution of this matter cannot be determined at this time and could have a material adverse effect on AECOM Australia and the  results of its operations.

URS Merger Litigation

Between July 21 and August 4, 2014, six then-stockholders of URS brought lawsuits in the Court of Chancery of the State of Delaware (Delaware Court) entitled Falato v. URS Corp, et al., C.A. No. 9921-CB, City of Atlanta Firefighters’ Pension Fund v. Creel, et al., C.A. No. 9924-CB, Petroutson v. URS Corp., et al., C.A. No. 9938, Miller v. URS Corp., et al., C.A. No. 9939-CB, Oklahoma Police Pension & Retirement System v. Creel, et al., C.A. No. 9975-CB, and Cambridge Retirement System v. Creel, et al., C.A. No. 9998-CB (collectively, Lawsuits), alleging that the board of directors of URS breached its fiduciary duties in connection with URS’s then-proposed merger with the Company (Merger) and that the Company aided and abetted such breaches. Plaintiffs in the Lawsuits sought to, among other things, enjoin enforcement of a provision in the applicable merger agreement that plaintiffs called the “Anti-Waiver Provision” and that plaintiffs had alleged was impeding the potential for the emergence of competing bids for URS.

Between July 31, 2014 and August 4, 2014, URS and the Company clarified to the Delaware Court and the plaintiffs that their intent with respect to the “Anti-Waiver Provision” was that any standstill required by that provision would not preclude any potential alternative suitor from making a topping bid for URS and agreed to (1) waive all extant standstills contained in non-disclosure agreements (NDAs) signed by pre-signing bidders for URS; (2) ensure that any standstills contained in NDAs executed by potential suitors post-signing would contain an exception to permit those potential suitors to make topping bids for URS; (3) clarify the operation of any post-signing standstill to potential suitors for URS; and (4) disclose the same in URS’s proxy statement seeking stockholder support for the Merger, which clarification and agreements plaintiffs considered to moot the claims asserted in the Lawsuits.

On August 28, 2014, the Delaware Court entered an order dismissing the Lawsuits as moot. On October 16, 2014, URS stockholders voted to approve the Merger, which closed the following day. On November 17, 2014, plaintiffs’ counsel in the Lawsuits petitioned the Delaware Court for an award of attorneys’ fees and reimbursement of expenses, and after negotiations, the Company has agreed to pay fees and expenses of $900,000.

17.       Reportable Segments

As discussed in Note 1 — Basis of Presentation, in connection with the acquisition of URS, the Company’s reportable segments have been realigned to reflect how the Company now manages its business. Accordingly, prior year amounts have been revised to conform to the current year presentation.

The Company’s operations are organized into three reportable segments: Design and Consulting Services (DCS), Construction Services (CS), and Management Services (MS). The Company’s DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company’s CS reportable segment provides construction services primarily in the Americas. The Company’s MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, and technical assistance and systems integration services, primarily for agencies of the U.S. government. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2014:
Revenue	$1,877.0	$1,530.4	$778.6	$—	$4,186.0
Gross profit	49.3	52.9	62.0	—	164.2
Equity in earnings of joint ventures	1.5	5.9	16.5	—	23.9
General and administrative expenses	—	—	—	(34.3)	(34.3)
Acquisition and integration expenses	—	—	—	(138.5)	(138.5)
Operating income	50.8	58.8	78.5	(172.8)	15.3

Gross profit as a % of revenue	2.6%	3.5%	8.0%	—	3.9%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2013:
Revenue	$1,301.4	$428.7	$223.8	$—	$1,953.9
Gross profit	53.9	4.1	20.2	—	78.2
Equity in earnings of joint ventures	32.8	1.4	1.9	—	36.1
General and administrative expenses	—	—	—	(23.9)	(23.9)
Operating income	86.7	5.5	22.1	(23.9)	90.4

Gross profit as a % of revenue	4.1%	1.0%	9.0%	—	4.0%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total

Total assets

December 31, 2014	$7,242.8	$3,205.5	$3,252.3	$552.7	$14,253.3
September 30, 2014	4,064.5	1,256.4	437.5	365.0	6,123.4

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, the engineering and construction industry and impact of the acquisition of URS Corporation (URS) on the Company’s business and operations. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” “seeks,” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government; the fact that demand for our services is cyclical and vulnerable to economic downturns and reduction in government and private industry spending; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; competition in our industry; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; covenant restrictions in our indebtedness; the ability to successfully integrate our operations and employees with that of URS; the ability to realize anticipated benefits and synergies from the URS acquisition; the impact of the URS acquisition on relationships, including with employees, customers and competitors; the ability to retain key personnel; the amount of the costs, fees, expenses and charges related to the URS acquisition; changes in financial markets, interest rates and foreign currency exchange rates; and those additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

All subsequent written and oral forward-looking statements concerning the Company or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. You are cautioned not to place undue reliance on these forward-looking statements, which speak only to the date they are made. The Company is under no obligation (and expressly disclaims any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise. Please review “Part II, Item 1A — Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

Overview

We are a leading provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets through a network of approximately 95,000 employees.

Our business focuses primarily on providing fee-based professional technical and support services and, therefore, our business is labor and not capital intensive. We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs.

On October 17, 2014, we completed the acquisition of URS. In connection with the acquisition of URS, the Company’s reportable segments have been realigned to reflect the operations of the combined company, including the ability to deliver more fully integrated project execution. We now report our business through three segments: Design and Consulting Services (DCS), Construction Services (CS), and Management Services (MS). Such segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers. Prior year amounts have been revised to conform to the current year presentation.

Our DCS segment delivers planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. DCS revenue is primarily derived from fees from services that we provide, as opposed to pass-through fees from subcontractors.

Our CS segment provides construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas. CS revenue typically includes a significant amount of pass-through fees from subcontractors.

Our MS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. MS revenue typically includes a significant amount of pass-through fees from subcontractors.

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

We define revenue provided by acquired companies as revenue included in the current period up to twelve months subsequent to their acquisition date. Throughout this section, we refer to companies we acquired in the last twelve months as “acquired companies.” Acquired companies are URS Corporation and Hunt Construction Group.

Our oil and gas business has been negatively impacted by recent declines in commodity prices and we expect that future oil and gas projects will also be impacted until prices stabilize. In addition, the limited pipeline capacity in North America has also negatively affected our Canadian oil sands business.

In January 2015, we were informed that our joint venture responsible for managing the United Kingdom Sellafield nuclear site would transition control back to the United Kingdom government.

Results of Operations

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2014	2013	$	%
	(in millions)
Revenue	$4,186.0	$1,953.9	$2,232.1	114.2%
Cost of revenue	4,021.8	1,875.7	2,146.1	114.4
Gross profit	164.2	78.2	86.0	110.0
Equity in earnings of joint ventures	23.9	36.1	(12.2)	(33.8)
General and administrative expenses	(34.3)	(23.9)	(10.4)	43.5
Acquisition and integration expenses	(138.5)	—	(138.5)	0.0
Income from operations	15.3	90.4	(75.1)	(83.1)
Other income	2.6	—	2.6	0.0
Interest expense	(118.7)	(10.4)	(108.3)	1,041.3
Income before income tax (benefit) expense	(100.8)	80.0	(180.8)	(226.0)
Income tax (benefit) expense	(20.5)	23.5	(44.0)	(187.2)
Net (loss) income	(80.3)	56.5	(136.8)	(242.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(23.2)	(0.1)	(23.1)	NM
Net (loss) income attributable to AECOM	$(103.5)	$56.4	$(159.9)	(283.5)%

NM — not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2014	December 31, 2013
Revenue	100.0%	100.0%
Cost of revenue	96.1	96.0
Gross margin	3.9	4.0
Equity in earnings of joint ventures	0.6	1.8
General and administrative expenses	(0.8)	(1.2)
Acquisition and integration expenses	(3.3)	0.0
Income from operations	0.4	4.6
Other income	0.1	0.0
Interest expense	(2.9)	(0.5)
Income before income tax (benefit) expense	(2.4)	4.1
Income tax (benefit) expense	(0.5)	1.2
Net (loss) income	(1.9)	2.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.6)	0.0
Net (loss) income attributable to AECOM	(2.5)%	2.9%

Revenue

Our revenue for the three months ended December 31, 2014 increased $2,232.1 million, or 114.2%, to $4,186.0 million as compared to $1,953.9 million for the corresponding period last year. Revenue provided by acquired companies was $2,210.1 million for the three months ended December 31, 2014. Excluding the revenue provided by acquired companies, revenue increased $22.0 million, or 1.1%, from the three months ended December 31, 2013.

The increase in revenue, excluding acquired companies, for the three months ended December 31, 2014 was primarily attributable to an increase in the CS segment of $108.3 million and an increase in the Europe, Middle East, and Africa region of the DCS segment of approximately $60 million. These increases were partially offset by decreases in the Americas region of the DCS segment of approximately $60 million substantially from decreases in transportation services, a decrease of approximately $40 million from a negative foreign exchange impact, a decrease of approximately $20 million in services in the Australia and New Zealand region of the DCS segment, coupled with the decrease in the MS segment of $18.6 million.

Gross Profit

Our gross profit for the three months ended December 31, 2014 increased $86.0 million, or 110.0%, to $164.2 million as compared to $78.2 million for the corresponding period last year. Gross profit provided by acquired companies was $91.6 million for the three months ended December 31, 2014, net of $46.4 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit decreased $5.6 million, or 7.2%, from the three months ended December 31, 2013. For the three months ended December 31, 2014, gross profit, as a percentage of revenue decreased to 3.9% from 4.0% in the three months ended December 31, 2013.

The decrease in gross profit and gross profit, as a percentage of revenue, for the three months ended December 31, 2014 was primarily due to the approximately $10 million benefit recognized in the three months ended December 31, 2013, from the collection of a previously reserved Libya-related project receivable.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2014 decreased $12.2 million, or 33.8%, to $23.9 million as compared to $36.1 million in the corresponding period last year. Equity in earnings of joint ventures provided by acquired companies was $18.0 million for the three months ended December 31, 2014. Excluding the equity earnings of joint ventures provided by acquired companies, equity earnings of joint ventures decreased $30.2 million from the three months ended December 31, 2013.

The decrease in equity in earnings of joint ventures, excluding the equity earnings of joint ventures provided by acquired companies, was primarily due to a prior period $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in the Company’s DCS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 5 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2014 increased $10.4 million, or 43.5%, to $34.3 million as compared to $23.9 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.8% from 1.2% in the three months ended December 31, 2013.

The increase in our general and administrative expenses is primarily due to increased personnel costs from the acquisition of URS.

Acquisition and Integration Expenses

Acquisition and integration expenses for the three months ended December 31, 2014 is comprised of the following (in millions):

Severance and personnel costs	$109.3
Professional service, real estate-related, and other expenses	29.2
Total	$138.5

Other Income

Other income for the three months ended December 31, 2014 increased $2.6 million for the three months ended December 31, 2014 primarily due to increased interest income.

Interest Expense

Our interest expense for the three months ended December 31, 2014 increased to $118.7 million as compared to $10.4 million for the three months ended December 31, 2013 primarily due to a $55.6 million penalty upon prepayment of our unsecured senior notes, the increase in interest expense generated by the $4.0 billion increase in our debt due to the acquisition of URS, and the write-off of capitalized debt issuance costs from our previous debt facilities.

Income Tax Benefit / Expense

Our income tax benefit for the three months ended December 31, 2014 was $20.5 million compared to income tax expense of $23.5 million for the three months ended December 31, 2013.

The decrease in income tax expense for the three months ended December 31, 2014 was primarily due to lower overall pretax income, the effect of non-controlling interest income, a change in the geographical mix of earnings, energy-related tax incentives, and an incremental tax benefit related to the reinstatement of expiring tax provisions during the quarter.

Net Loss / Income Attributable to AECOM

The factors described above resulted in net loss attributable to AECOM of $103.5 million for the three months ended December 31, 2014 as compared to net income attributable to AECOM of $56.4 million for the three months ended December 31, 2013.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended
	December 31,	December 31,	Change
	2014	2013	$	%
	(in millions)
Revenue	$1,877.0	$1,301.4	$575.6	44.2%
Cost of revenue	1,827.7	1,247.5	580.2	46.5
Gross profit	$49.3	$53.9	$(4.6)	(8.5)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2014	December 31, 2013
Revenue	100.0%	100.0%
Cost of revenue	97.4	95.9
Gross profit	2.6%	4.1%

Revenue

Revenue for our DCS segment for the three months ended December 31, 2014 increased $575.6 million, or 44.2%, to $1,877.0 million as compared to $1,301.4 million for the corresponding period last year. Revenue provided by acquired companies was $643.2 million for the three months ended December 31, 2014. Excluding revenue provided by acquired companies, revenue decreased $67.6 million, or 5.2%, from the three months ended December 31, 2013.

The decrease in revenue, excluding acquired companies, for the three months ended December 31, 2014 was primarily attributable to decreases in the Americas region of approximately $60 million substantially from decreases in transportation services, a decrease of approximately $40 million from a negative foreign exchange impact, and a decrease of approximately $20 million in services in the Australia and New Zealand region. These decreases were partially offset by an increase in the Europe, Middle East and Africa region of approximately $60 million.

Gross Profit

Gross profit for our DCS segment for the three months ended December 31, 2014 decreased $4.6 million, or 8.5%, to $49.3 million as compared to $53.9 million for the corresponding period last year. Gross loss provided by acquired companies was $2.2 million for the three months ended December 31, 2014, net of $28.3 million of associated intangible amortization expense. Excluding gross loss provided by acquired companies, gross profit decreased $2.4 million, or 4.5%, from the three months ended December 31, 2013. As a percentage of revenue, gross profit decreased to 2.6% of revenue for the three months ended December 31, 2014 from 4.1% in the corresponding period last year.

Construction Services

	Three Months Ended
	December 31,	December 31,	Change
	2014	2013	$	%
	(in millions)
Revenue	$1,530.4	$428.7	$1,101.7	257.0%
Cost of revenue	1,477.5	424.6	1,052.9	248.0
Gross profit	$52.9	$4.1	$48.8	1,190.2%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2014	December 31, 2013
Revenue	100.0%	100.0%
Cost of revenue	96.5	99.0
Gross profit	3.5%	1.0%

Revenue

Revenue for our CS segment for the three months ended December 31, 2014 increased $1,101.7 million, or 257.0%, to $1,530.4 million as compared to $428.7 million for the corresponding period last year. Revenue provided by acquired companies was $993.4 million for the three months ended December 31, 2014. Excluding revenue provided by acquired companies, revenue increased $108.3 million, or 25.3%, from the three months ended December 31, 2013.

The increase in revenue, excluding acquired companies, for the three months ended December 31, 2014 was primarily attributable to the construction of a residential high-rise building in New York, New York.

Gross Profit

Gross profit for our CS segment for the three months ended December 31, 2014 increased $48.8 million, or 1,190.2%, to $52.9 million as compared to $4.1 million for the corresponding period last year. Gross profit provided by acquired companies was $42.7 million for the three months ended December 31, 2014, net of $9.3 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit increased $6.1 million, or 148.8%, from the three months ended December 31, 2013. As a percentage of revenue, gross profit increased to 3.5% of revenue for the three months ended December 31, 2014 from 1.0% in the corresponding period last year.

Management Services

	Three Months Ended
	December 31,	December 31,	Change
	2014	2013	$	%
	(in millions)
Revenue	$778.6	$223.8	$554.8	247.9%
Cost of revenue	716.6	203.6	513.0	252.0
Gross profit	$62.0	$20.2	$41.8	206.9%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2014	December 31, 2013
Revenue	100.0%	100.0%
Cost of revenue	92.0	91.0
Gross profit	8.0%	9.0%

Revenue

Revenue for our MS segment for the three months ended December 31, 2014 increased $554.8 million, or 247.9%, to $778.6 million as compared to $223.8 million for the corresponding period last year. Revenue provided by acquired companies was $573.4 million for the three months ended December 31, 2014. Excluding the revenue provided by acquired companies, revenue decreased $18.6 million, or 8.3%, from the three months ended December 31, 2013.

The decrease in revenue, excluding the revenue provided by acquired companies, was primarily due to decreased services provided to the U.S. government in the Middle East.

Gross Profit

Gross profit for our MS segment for the three months ended December 31, 2014 increased $41.8 million, or 206.9%, to $62.0 million as compared to $20.2 million for the corresponding period last year. Gross profit provided by acquired companies was $51.3 million for the three months ended December 31, 2014, net of $8.8 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit decreased $9.5 million, or 47.0%, from the three months ended December 31, 2013. As a percentage of revenue, gross profit decreased to 8.0% of revenue for the three months ended December 31, 2014 from 9.0% in the corresponding period last year.

The decrease in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, for the three months ended December 31, 2014 was primarily due to the approximately $10 million benefit recognized in the three months ended December 31, 2013, from the collection of a previously reserved Libya-related project receivable.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility, the financing entered into in connection with the acquisition of URS, and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.

The Company has generally not provided U.S. income taxes on undistributed foreign earnings as of December 31, 2014, except for recording a deferred tax liability of $108.9 million for historical pre-acquisition earnings of certain URS foreign subsidiaries. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these amounts.

At December 31, 2014, cash and cash equivalents were $734.6 million, an increase of $160.4 million, or 27.9%, from $574.2 million at September 30, 2014. The increase in cash and cash equivalents was primarily attributable to net proceeds from borrowings under credit agreements, issuance of unsecured senior notes, coupled with cash provided by operating activities, partially offset by payments for business acquisitions, net of cash acquired.

Net cash provided by operating activities was $282.6 million for the three months ended December 31, 2014, an increase of $145.2 million, or 105.7%, from $137.4 million for the three months ended December 31, 2013. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the three months ended December 31, 2014 provided a net benefit of $19.1 million as compared to $9.3 million during the three months ended December 31, 2013. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $3,319.4 million for the three months ended December 31, 2014, an increase of $3,298.9 million from $20.5 million for the three months ended December 31, 2013. This increase was primarily attributable to increased payments for business acquisitions, net of cash acquired related to the acquisition of URS as more fully described in Footnote 3 to the accompanying financial statements. Payments for this acquisition were primarily in the form of cash paid to stockholders and the payment of URS debt.

Net cash provided by financing activities was $3,206.1 million for the three months ended December 31, 2014, an increase of $3,239.4 million from net cash used in financing activities of $33.3 million for the three months ended December 31, 2013. The increase was primarily attributable to debt issued to finance the acquisition of URS, as more fully described in Footnote 7 to the accompanying financial statements. Proceeds from this new debt during the three months ended December 31, 2014 consisted primarily of the $1,779.1 million increase in net proceeds from borrowings under our credit agreements, coupled with $1,600.0 million of proceeds from the issuance of the 2014 Senior Notes.

URS Financing and Acquisition and Integration Expenses

During the three months ended December 31, 2014, we incurred approximately $68.0 million of acquisition related financing expenses and $138.5 million of acquisition and integration expenses. The financing-related expenses were recognized in interest expense and primarily consisted of a pre-payment penalty of $55.6 million, from the repayment of our unsecured senior notes, and $9.0 million related to the write-off of capitalized debt issuance costs from our unsecured senior notes, unsecured revolving credit facility, and unsecured term credit agreement. Acquisition and integration expenses for the three months ended December 31, 2014 is comprised of the following:

Severance and personnel costs	$109.3
Professional service, real estate-related, and other expenses	29.2
Total	$138.5

We expect to incur approximately $220 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests) and approximately $340 million of acquisition and integration expense and acquisition related financing expense in our fiscal year ended September 30, 2015.

Working Capital

Working capital, or current assets less current liabilities, increased $709.4 million, or 72.5%, to $1,687.7 million at December 31, 2014 from $978.3 million at September 30, 2014. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $2,011.4 million, or 88.4%, to $4,268.8 million at December 31, 2014.

Accounts receivable increased 83.6%, or $2,218.9 million, to $4,873.9 million at December 31, 2014 from $2,655.0 million at September 30, 2014.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 92 days at December 31, 2014 compared to the 85 days at September 30, 2014.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of December 31, 2014 and September 30, 2014. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	December 31, 2014	September 30, 2014
	(in millions)
Secured term credit agreement	$2,681.1	$—
Secured revolving credit facility	79.2	—
2014 Senior Notes	1,600.0	—
URS Senior Notes	430.6	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	186.9	27.6
Total debt	4,977.8	1,004.0
Less: Current portion of debt and short-term borrowings	(202.4)	(64.4)
Long-term debt, less current portion	$4,775.4	$939.6

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2014:

Fiscal Year
2015 (nine months remaining)	$166.6
2016	140.0
2017	315.0
2018	119.3
2019	87.0
Thereafter	4,149.9
Total	$4,977.8

2014 Credit Agreement

In connection with the acquisition of URS, on October 17, 2014, we entered into a new credit agreement (Credit Agreement) consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion, and (iv) an incremental performance letter of credit facility in an aggregate principal amount of $500 million subject to terms outlined in the Credit Agreement. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement replaced the Second Amended and Restated Credit Agreement, dated as of June 7, 2013, and the Fourth Amended and Restated Credit Agreement, dated as of January 29, 2014, which such prior facilities were terminated and repaid in full on October 17, 2014. In addition, we paid in full, including a pre-payment penalty of $55.6 million, our unsecured senior notes (5.43% Series A Notes due July 2020 and 1.00% Series B Senior Discount Notes due July 2022). The new Credit Agreement matures on October 17, 2019 with respect to the revolving credit facility, the term loan A facility, and the incremental performance letter of credit facility. The term loan B facility matures on October 17, 2021. Certain subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

The Credit Agreement contains covenants that limit our ability and certain of our subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into certain type of burdensome agreements; or (vii) make investments.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. Our Consolidated Leverage Ratio was 4.4 for the quarter ended December 31, 2014. As of December 31, 2014, we were in compliance with the covenants of our Credit Agreement.

At December 31, 2014 and September 30, 2014, outstanding standby letters of credit totaled $111.8 million and $12.1 million, respectively, under our revolving credit facilities. As of December 31, 2014 and September 30, 2014, we had $859.0 million and $1,037.9 million available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of December 31, 2014, the estimated fair market value of our 2014 Senior Notes was approximately $1,652.0 million. The fair value of our Notes as of December 31, 2014 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

At any time prior to October 15, 2017, we may redeem all or part of the 2022 Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date). In addition, at any time prior to October 15, 2017, we may redeem up to 35% of the original aggregate principal amount of the 2022 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.750%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2017, we may redeem the 2022 Notes, in whole or in part, at once or over time, at the specified redemption prices plus accrued and unpaid interest thereon to the redemption date. At any time prior to July 15, 2024, we may redeem on one or more occasions all or part of the 2024 Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a “make-whole” premium as of the date of the redemption, plus any accrued and unpaid interest to the date of redemption. In addition, on or after July 15, 2024, the 2024 Notes may be redeemed at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

The indenture pursuant to which the 2014 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

In connection with the offering of the Notes, we and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (Exchange Offer) to exchange the Notes for a new series of our exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as the Notes, (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following October 6, 2014 (or if such 390th day is not a business day, the next succeeding business day (Exchange Date)), (iii) cause the Exchange Offer registration statement to be effective continuously and keep the Exchange Offer open for a period not less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the Notes, and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date.

Under certain circumstances, we and the Guarantors have agreed to use our commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the Notes on or prior to the Exchange Date (such date being the Shelf Filing Deadline), (ii) cause the shelf registration statement to be declared effective not later than the 60th day after the Shelf Filing Deadline (or if such 60th day is not a business day, the next succeeding business day), and (iii) keep such shelf registration continuously effective until two years after its effective date (or such shorter period that will terminate when all the Notes covered thereby have been sold pursuant thereto).

If we fail to meet any of these targets, the annual interest rate on the Notes will increase by 0.25%, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.0% per year. If we cure the default, the interest rate on the Notes will revert to the original level.

We were in compliance with the covenants relating to our Notes as of December 31, 2014.

URS Senior Notes

In connection with the URS acquisition, we assumed URS’s 3.85% Senior Notes due 2017 and its 5.00% Senior Notes due 2022 totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount, and accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of December 31, 2014, the estimated fair market value of the URS Senior Notes was approximately $419.8 million. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of December 31, 2014 was $430.6 million. The fair value of the URS Senior Notes as of December 31, 2014 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of its term loan.

As of December 31, 2014, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2014 and September 30, 2014, these outstanding standby letters of credit totaled $332.0 million and $301.0 million, respectively. As of December 31, 2014, we had $483.5 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2014 and 2013 was 4.0% and 2.8%, respectively.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2014, there was approximately $443.8 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension and post-retirement benefit plans. The total amounts of employer contributions paid for the three months ended December 31, 2014 were $14.4 million for U.S. plans and $5.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

USAID Egyptian Projects

In November 2004, the federal government filed a civil action in Idaho federal district court against Washington Group International, a Delaware company (WGI), an affiliate of URS Corporation (URS), which we acquired on October 17, 2014, and two of WGI’s subcontractors, asserting violations under the Federal False Claims Act and Federal Foreign Assistance Act of 1961 for failure to comply with U.S. Agency for International Development (USAID) source, origin, and nationality regulations in connection with five USAID-financed Egyptian projects beginning in the early 1990s. The federal government seeks a refund of the approximately $373 million paid to WGI under the contracts for the five completed and fully operational projects as well as damages and civil penalties (including doubling and trebling of damages) for violation of the statutes. In March 2005, WGI filed motions in Idaho federal district court and the United States Bankruptcy Court in Nevada contending that the federal government’s Idaho federal district court action was barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI emerged from bankruptcy protection. In 2006, the Idaho federal district court action was stayed pending the bankruptcy-related proceedings. On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the Federal False Claims and the Federal Foreign Assistance Acts are not barred. On November 7, 2012, WGI appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel. On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court’s decision. On September 26, 2013, WGI appealed the Appellate Panel’s decision to the United States Ninth Circuit Court of Appeals.

WGI contests the federal government’s allegations and intends to continue to defend this matter vigorously; however, WGI cannot provide assurance that it will be successful in these efforts.

DOE Deactivation, Demolition, and Removal Project

Washington Group International, an Ohio company (WGI Ohio), an affiliate of URS, executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues and remains uncompleted. In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $106 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $106 million to $146 million, and requires WGI Ohio to pay all project costs exceeding $146 million. WGI Ohio has incurred total project costs of approximately $300 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, WGI Ohio has been required to perform work outside the scope of the Task Order Modification. In December 2014, WGI Ohio submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope. Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final costs necessary to complete this project may exceed $100 million.

WGI Ohio can provide no certainty that it will recover the DOE claims and fees submitted in December 2014, as well as any other project costs after December 2014 that WGI Ohio is obligated to incur including the remaining project completion costs, which could have a material adverse effect on our results of operations.

Canadian Pipeline Contract

In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint Energy Services Ltd. (Flint), an affiliate of URS, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line. The pipeline owner alleges it has suffered approximately C$85 million in damages in connection with the abandonment and replacement of the pipeline. Flint was the construction contractor on the pipeline project. Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line. In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.

Flint disputes the pipeline owner’s claims and intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts.

Waste Isolation Pilot Plant Environmental Incidents

URS is a member of Nuclear Waste Partnership, LLC, a joint venture that manages and operates the Waste Isolation Pilot Plant (WIPP), a DOE federal waste repository in New Mexico designed to dispose of low level transuranic (TRU) radioactive waste generated by federal facilities. On February 5, 2014, an underground vehicle fire suspended operations at WIPP. On February 14, 2014, in a separate and unrelated event, a TRU waste container that originated from Los Alamos National Laboratory breached and released low levels of radiological contaminants from the mine at WIPP into the atmosphere. On December 6, 2014, the DOE and Nuclear Waste Partnership received an administrative compliance order and civil penalty of $17.7 million from the New Mexico Environment Department alleging violations of the Resource Conservation and Recovery Act and the New Mexico Hazardous Waste Act due to WIPP’s failure to prevent the underground fire and the radiological release. In addition, disposal operations at WIPP have been suspended until a final recovery plan can be implemented.

Nuclear Waste Partnership and the DOE disputes these administrative findings and plans to defend this matter vigorously; however, Nuclear Waste Partnership cannot provide assurance that it will be successful in these efforts.

Tishman Inquiry

The U.S. Attorney’s Office for the Eastern District of New York (USAO) has informed our subsidiary Tishman Construction Corporation (TCC) that, in connection with a wage and hour investigation of several New York area contractors, the USAO is investigating potential improper overtime payments to union workers on projects managed by TCC and other contractors in New York dating back to 1999. TCC, which was acquired by us in 2010, has cooperated fully with the investigation and, as of this date, no actions have been filed.

AECOM Australia

In 2005 and 2006, our main Australian subsidiary, AECOM Australia Pty Ltd (AECOM Australia), performed a traffic forecast assignment for a client consortium as part of the client’s project to design, build, finance and operate a tolled motorway tunnel in Australia. To fund the motorway’s design and construction, the client formed certain special purpose vehicles (SPVs) that raised approximately $700 million Australian dollars through an initial public offering (IPO) of equity units in 2006 and approximately an additional $1.4 billion Australian dollars in long term bank loans. The SPVs went into insolvency administrations in February 2011.

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

AECOM Australia disputes the claimed entitlements to damages asserted by all applicants and continues to defend this matter vigorously; AECOM Australia cannot provide assurance that it will be successful in these efforts. The potential range of loss and the resolution of this matter cannot be determined at this time and could have a material adverse effect on AECOM Australia and the results of its operations.

URS Merger Litigation

Between July 21 and August 4, 2014, six then-stockholders of URS brought lawsuits in the Court of Chancery of the State of Delaware (Delaware Court) entitled Falato v. URS Corp, et al., C.A. No. 9921-CB, City of Atlanta Firefighters’ Pension Fund v. Creel, et al., C.A. No. 9924-CB, Petroutson v. URS Corp., et al., C.A. No. 9938, Miller v. URS Corp., et al., C.A. No. 9939-CB, Oklahoma Police Pension & Retirement System v. Creel, et al., C.A. No. 9975-CB, and Cambridge Retirement System v. Creel, et al., C.A. No. 9998-CB (collectively, Lawsuits), alleging that the board of directors of URS breached its fiduciary duties in connection with URS’s then-proposed merger with the Company (Merger) and that the Company aided and abetted such breaches. Plaintiffs in the Lawsuits sought to, among other things, enjoin enforcement of a provision in the applicable merger agreement that plaintiffs called the “Anti-Waiver Provision” and that plaintiffs had alleged was impeding the potential for the emergence of competing bids for URS.

Between July 31, 2014 and August 4, 2014, URS and the Company clarified to the Delaware Court and the plaintiffs that their intent with respect to the “Anti-Waiver Provision” was that any standstill required by that provision would not preclude any potential alternative suitor from making a topping bid for URS and agreed to (1) waive all extant standstills contained in non-disclosure agreements (NDAs) signed by pre-signing bidders for URS; (2) ensure that any standstills contained in NDAs executed by potential suitors post-signing would contain an exception to permit those potential suitors to make topping bids for URS; (3) clarify the operation of any post-signing standstill to potential suitors for URS; and (4) disclose the same in URS’s proxy statement seeking stockholder support for the Merger, which clarification and agreements plaintiffs considered to moot the claims asserted in the Lawsuits.

On August 28, 2014, the Delaware Court entered an order dismissing the Lawsuits as moot. On October 16, 2014, URS stockholders voted to approve the Merger, which closed the following day. On November 17, 2014, plaintiffs’ counsel in the Lawsuits petitioned the Delaware Court for an award of attorneys’ fees and reimbursement of expenses, and after negotiations, the Company has agreed to pay fees and expenses of $900,000.

New Accounting Pronouncements and Changes in Accounting

In February 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This new guidance was effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. This guidance was effective for our fiscal year beginning October 1, 2014 and did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued new accounting guidance that requires the presentation of unrecognized tax benefits as a reduction of the deferred tax assets, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance was effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. This guidance was effective for our fiscal year beginning October 1, 2014 and did not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest. We have consolidated all joint ventures for which we have control. For all others, our portion of the earnings is recorded in equity in earnings of joint ventures. See Note 5 in the notes to our consolidated financial statements. We do not believe that we have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Foreign Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. We use foreign currency forward contracts to mitigate foreign currency risk. We limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, we typically do not need to hedge foreign currency cash flows for contract work performed. The functional currency of our significant foreign operations is the local currency.

Interest Rates

Our borrowings under our Credit Agreement are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2014, we had $2.8 billion in outstanding borrowings under our Credit Agreement. As of September 30, 2014, we had $0.7 billion in outstanding borrowings under our unsecured term credit agreements and unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.0%. For the three months ended December 31, 2014, our weighted average floating rate borrowings were $2.7 billion, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased by 1.0% or decreased by 0.125%, our interest expense for the three months ended December 31, 2014 would have increased by $6.7 million or decreased by $0.8 million, respectively. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2014 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. The recent acquisition of URS exposes us to numerous additional risks and uncertainties that we have noted and described below. All references to prior fiscal years relate only to the Company prior to the URS acquisition.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, such as, for example, changes in oil and natural gas prices, and limited pipeline capacity for oil produced in the Canadian oil sands, which may result in clients delaying, curtailing or canceling proposed and existing projects. For example, the recent fall in the price of oil and gas has significantly curtailed existing and future projects in our oil and gas business. Economic conditions in the U.S. and a number of other countries and regions, including the United Kingdom and Australia, have been weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $6.5 billion as of December 31, 2014. Under GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

In connection with our annual goodwill impairment testing for fiscal 2012, we recorded an impairment charge of $336 million due to market conditions and business trends within the Europe, Middle East, and Africa (EMEA) and MS reporting units. We cannot accurately predict the amount and timing of any future impairment. In addition to the goodwill impairment charge we recorded in fiscal 2012, we may be required to take additional goodwill impairment charges relating to certain of our reporting units if the fair value of our reporting units is less than their carrying value. Similarly, certain Company transactions, such as merger and acquisition transactions, could result in additional goodwill impairment charges being recorded.

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

We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We also rely in part on third-party internal and outsourced software to run our critical accounting, project management and financial information systems. We depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense, as well as disrupting the management of our business operations.

Misconduct by our employees, partners or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

As a government contractor, misconduct, fraud or other improper activities caused by our employees’, partners’ or consultants’ failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with federal procurement regulations, environmental regulations, regulations regarding the protection of sensitive government information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, export control and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of government granted eligibility, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or multiemployer pension plans in which we participate.

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At December 31, 2014, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $612.6 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. Because the current economic environment has resulted in declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. Prior to the URS acquisition, for the year ended January 3, 2014, URS contributed $49.7 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

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

Our acquisition of URS significantly increased our oil and gas services in North America, particularly to the unconventional segments of this market. Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada. For example, the recent fall in the price of oil and gas has significantly curtailed existing and future projects in our oil and gas business. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers. The recent decline in prices for oil and natural gas has decreased spending and drilling activity, which has caused declines in demand for our services and in the prices we are able to charge for our services. In addition, should the proposed Canada-U.S. Keystone XL pipeline or other similar proposed pipeline project applications be denied or further delayed by the federal government, then there may be a slowing of spending in the development of the Canadian oil sands. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

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

Although we expect to realize certain benefits as a result of the URS acquisition, there is the possibility that we may be unable to successfully integrate our and URS’s businesses in order to realize the anticipated benefits of the URS acquisition or do so within the intended timeframe.

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

•                  diversion of the attention of each company’s management as a result of the URS acquisition;

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

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the URS acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

After the financing transactions in connection with the URS acquisition, we and our subsidiaries have approximately $5.0 billion of indebtedness (excluding intercompany indebtedness) outstanding as of December 31, 2014, of which $2.8 billion was secured obligations (exclusive of $444 million of outstanding undrawn letters of credit) and we have an additional $859 million of availability under our Credit Agreement entered into on October 17, 2014 (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

In addition, a substantial portion of our indebtedness bears interest at variable rates, including borrowings under our Credit Agreement. If market interest rates increase, debt service on our variable-rate debt will rise, which could adversely affect our cash flow, results of operations and financial position. Although we may employ hedging strategies such that a portion of the aggregate principal amount of our term loans carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of borrowings under our Credit Agreement that is not hedged will be subject to changes in interest rates.

The agreements governing our debt contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

The Credit Agreement and the indenture governing the 2014 Senior Notes in the principal amount of $1.6 billion offered by us through a private offering on October 6, 2014 contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

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

•                  enter into certain types of transactions with affiliates; and

•                  effect mergers or consolidations.

In addition, our Credit Agreement will also require us to comply with an interest coverage ratio and consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

If we were unable to repay or otherwise refinance these borrowings when due, the applicable creditors could sell the collateral securing certain of our debt instruments, which constitutes substantially all of our domestic and foreign, wholly owned subsidiaries’ assets.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.0% increase in such interest rates would increase total interest expense under our Credit Agreement for the three months ended December 31, 2014 by $6.7 million, and a 0.125% decrease in such interest rates would decrease total interest expense under our Credit Agreement for the same period by $0.8 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

We provide services to the Department of Energy relating to our nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of our nuclear energy plants. Indemnification provisions under the Price-Anderson Act available to nuclear energy plant operators and Department of Energy contractors do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the Department of Energy and the nuclear energy industry. If the Price-Anderson Act’s indemnification protection does not apply to our services or if our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by our client’s refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

We also provide services to the United Kingdom’s Nuclear Decommissioning Authority (NDA) relating to clean-up and decommissioning of the United Kingdom’s public sector nuclear sites. Indemnification provisions under the Nuclear Installations Act 1965 available to nuclear site licensees, the Atomic Energy Authority, and the Crown, and contractual indemnification from the NDA do not apply to all liabilities that we might incur while performing services as a clean-up and decommissioning contractor for the NDA. If the Nuclear Installations Act 1965 and contractual indemnification protection does not apply to our services or if our exposure occurs outside the United Kingdom, our business and financial condition could be adversely affected either by our client’s refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

Our backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and, thus, may not accurately reflect future revenue and profits.

At December 31, 2014, our contracted backlog was approximately $21.6 billion and our awarded backlog was approximately $19.1 billion for a total backlog of $40.7 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million as of December 31, 2014.

Item 4.  Mine Safety Disclosure

The Company does not act as the owner of any mines, but we may act as a mining operator as defined under the Federal Mine Safety and Health Act of 1977 where we may be a lessee of a mine, a person who operates, controls or supervises such mine, or an independent contractor performing services or construction of such mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description

10.1#	Employment Agreement between AECOM Technology Corporation and George L. Nash, Jr., dated as of January 1, 2015

10.2#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015

Exhibit Numbers	Description

10.3#	URS Energy & Construction Holdings, Incorporated Restoration Plan

10.4#	First Amendment, effective December 21, 2012, to the URS Energy & Construction Holdings, Incorporated Restoration Plan

10.5#	Second Amendment , effective December 29, 2014, to the URS Energy & Construction Holdings, Incorporated Restoration Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 10, 2015	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
President and Chief Financial Officer