Form 10-Q
period 2015-04-03
AECOM
filed 2015-05-13
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 150,377,843 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$461,155	$521,784
Cash in consolidated joint ventures	151,442	52,404
Total cash and cash equivalents	612,597	574,188
Accounts receivable—net	4,785,335	2,654,976
Prepaid expenses and other current assets	383,870	177,536
Income taxes receivable	94,218	1,541
Deferred tax assets—net	109,163	25,872
TOTAL CURRENT ASSETS	5,985,183	3,434,113
PROPERTY AND EQUIPMENT—NET	792,558	281,979
DEFERRED TAX ASSETS—NET	80,097	118,038
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	336,221	142,901
GOODWILL	5,665,369	1,937,338
INTANGIBLE ASSETS—NET	854,493	90,238
OTHER NON-CURRENT ASSETS	302,084	118,770
TOTAL ASSETS	$14,016,005	$6,123,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$11,688	$23,915
Accounts payable	1,682,113	1,047,155
Accrued expenses and other current liabilities	1,901,819	964,627
Billings in excess of costs on uncompleted contracts	673,151	379,574
Deferred tax liability—net	27,695	—
Current portion of long-term debt	164,638	40,498
TOTAL CURRENT LIABILITIES	4,461,104	2,455,769
OTHER LONG-TERM LIABILITIES	311,595	233,977
DEFERRED TAX LIABILITY—NET	252,016	844
PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS	578,874	220,742
LONG-TERM DEBT	4,691,571	939,565
TOTAL LIABILITIES	10,295,160	3,850,897

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2015 and September 30, 2014; issued and outstanding 150,029,227 and 96,715,797 shares as of March 31, 2015 and September 30, 2014, respectively	1,500	967
Additional paid-in capital	3,472,488	1,864,971
Accumulated other comprehensive loss	(582,893)	(356,602)
Retained earnings	538,472	677,181
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,429,567	2,186,517
Noncontrolling interests	291,278	85,963
TOTAL STOCKHOLDERS’ EQUITY	3,720,845	2,272,480
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,016,005	$6,123,377

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$4,506,197	$1,872,224	$8,716,665	$3,826,099

Cost of revenue	4,402,885	1,784,817	8,478,623	3,660,494
Gross profit	103,312	87,407	238,042	165,605

Equity in earnings of joint ventures	24,628	7,436	48,552	43,519
General and administrative expenses	(29,797)	(26,449)	(64,135)	(50,294)
Acquisition and integration expense	(91,599)	—	(230,062)	—
Income (loss) from operations	6,544	68,394	(7,603)	158,830

Other (expense) income	(1,038)	(195)	1,541	(178)
Interest expense	(60,663)	(10,498)	(179,361)	(20,925)
(Loss) income before income tax expense	(55,157)	57,701	(185,423)	137,727

Income tax (benefit) expense	(75,761)	15,205	(87,960)	38,690
Net income (loss)	20,604	42,496	(97,463)	99,037
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(20,338)	(2,304)	(41,246)	(2,449)
Net income (loss) attributable to AECOM	$266	$40,192	$(138,709)	$96,588

Net (loss) income attributable to AECOM per share:
Basic	$—	$0.41	$(0.95)	$1.00
Diluted	$—	$0.41	$(0.95)	$0.99

Weighted average shares outstanding:
Basic	151,053	97,012	146,472	96,657
Diluted	152,818	98,337	146,472	97,964

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net income (loss)	$20,604	$42,496	$(97,463)	$99,037
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(4,184)	378	(5,241)	694
Foreign currency translation adjustments	(109,517)	2,175	(237,616)	(23,637)
Pension adjustments, net of tax	5,773	356	13,779	(606)
Other comprehensive (loss) income, net of tax	(107,928)	2,909	(229,078)	(23,549)
Comprehensive (loss) income, net of tax	(87,324)	45,405	(326,541)	75,488
Noncontrolling interests in comprehensive loss of consolidated subsidiaries, net of tax	(19,612)	(2,242)	(38,459)	(1,867)
Comprehensive (loss) income attributable to AECOM, net of tax	$(106,936)	$43,163	$(365,000)	$73,621

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(97,463)	$99,037
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	316,444	46,142
Equity in earnings of unconsolidated joint ventures	(48,552)	(43,519)
Distribution of earnings from unconsolidated joint ventures	73,368	14,720
Non-cash stock compensation	51,564	21,187
Prepayment penalty on unsecured senior notes	55,639	—
Excess tax benefit from share-based payment	(2,560)	(564)
Foreign currency translation	(32,574)	(7,614)
Write-off of debt issuance costs	8,997	—
Other	(386)	3,022
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	444,742	66,898
Prepaid expenses and other assets	(74,858)	(5,047)
Accounts payable	(76,948)	17,196
Accrued expenses and other current liabilities	(164,899)	(96,802)
Billings in excess of costs on uncompleted contracts	(80,146)	2,464
Other long-term liabilities	(39,766)	(4,568)
Income taxes payable	—	(6,556)
Net cash provided by operating activities	332,602	105,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,279,239)	(659)
Cash acquired from consolidation of joint venture	—	18,955
Net investment in unconsolidated joint ventures	(14,759)	(40,322)
Proceeds from sale of investments	574	1,381
Payments for capital expenditures, net of disposals	(55,587)	(33,167)
Net cash used in investing activities	(3,349,011)	(53,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,765,528	1,041,269
Repayments of borrowings under credit agreements	(3,075,118)	(1,113,937)
Issuance of unsecured senior notes	1,600,000	—
Net change in overdrafts	(19,160)	(25,272)
Prepayment penalty on unsecured senior notes	(55,639)	—
Cash paid for debt and equity issuance costs	(87,098)	(2,563)
Proceeds from issuance of common stock	8,713	7,937
Proceeds from exercise of stock options	4,474	5,945
Payments to repurchase common stock	(11,535)	(34,179)
Excess tax benefit from share-based payment	2,560	564
Net distributions to noncontrolling interests	(58,875)	(24,632)
Net cash provided by (used in) financing activities	3,073,850	(144,868)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,032)	(5,450)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,409	(98,134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	574,188	600,677
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$612,597	$502,543

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$1,554,912	$—
Debt assumed from acquisitions	$567,656	$—

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

In connection with the Company’s acquisition of URS Corporation (URS), commencing with the three months ended December 31, 2014, the Company has realigned its reportable segments from two to three segments to reflect the operations of the combined company. The Company now operates in three reportable segments, as described in more detail in Note 16 — Reportable Segments.

The consolidated financial statements included in this report, with the exception of the new business segment, have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report.

The Company has revised comparative segment information that was contained in the Company’s Quarterly Report on Form 10-Q for the three and six months ended March 31, 2014, to reflect the new global business segment structure. The adjusted segment information constitutes a reclassification and has no impact on reported net income or earnings per share for preceding periods. This change does not restate information previously reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of stockholders’ equity or consolidated statements of cash flows for the Company for preceding periods.

Information included in the Annual Report remains unchanged. The adjusted segment information does not modify or update the disclosures therein in any way, nor does it reflect any subsequent information or events, other than as required to reflect the change in segments as described above.

The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2015.

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

In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was initially scheduled to become effective for the Company’s fiscal year beginning October 1, 2017. However, the FASB has proposed a one-year deferral in the required adoption date of this standard. If the FASB’s proposal is approved, this guidance would be effective for the Company’s fiscal year beginning October 1, 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company has selected the modified retrospective transition method, in which the Company will recognize the cumulative effect as of the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company’s fiscal year beginning October 1, 2016. The Company is currently assessing the impact of the adoption that the amended guidance will have on its consolidated financial statements.

3.              Business Acquisitions, Goodwill and Intangible Assets

On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS, an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The purpose of the acquisition was to further diversify the Company’s market presence and accelerate the Company’s strategy to create an integrated delivery platform for customers. The Company paid a total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS’s senior notes totaling $1.0 billion, and subsequently repaid in full URS’s $0.6 billion 2011 term loan and $0.1 billion of URS’s revolving line of credit. Upon the occurrence of a change in control of URS, the URS senior noteholders had the right to redeem their notes at a cash price equal to 101% of the principal amount of the notes. Accordingly, on October 24, 2014, the Company purchased $0.6 billion of URS’s senior notes from the noteholders. See also Note 7, Debt.

The following summarizes the estimated fair values of URS assets acquired and liabilities assumed (in millions), as of the acquisition date:

Cash and cash equivalents	$284.8
Accounts receivable	2,579.1
Prepaid expenses and other current assets	356.4
Property and equipment	579.9
Identifiable intangible assets:
Customer relationships, contracts and backlog	983.8
Tradename	7.8
Total identifiable intangible assets	991.6
Goodwill	3,846.9
Other non-current assets	335.2
Accounts payable	(720.0)
Accrued expenses and other current liabilities	(1,136.0)
Billings in excess of costs on uncompleted contracts	(369.0)
Current portion of long-term debt	(47.4)
Other long-term liabilities	(433.0)
Pension and post-retirement benefit obligations	(402.1)
Long-term debt	(520.2)
Noncontrolling interests	(225.6)
Net assets acquired	$5,120.6

Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships and have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years). Other intangible assets primarily consist of the fair value of office leases.

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets, property and equipment, tax balances, contingent liabilities, long-term leases or acquired contracts. The final purchase price allocation will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. See Note 15, Commitments and Contingencies, relating to URS project contingencies, including matters disclosed about URS-owned Washington Group and Flint Energy Services entities. Included in accrued expenses and other current liabilities above is approximately $125 million related to legal matters.

The following presents summarized unaudited pro forma operating results assuming that the Company had acquired URS at October 1, 2013. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred.

	Six Months Ended
	March 31, 2015	March 31, 2014
	(in millions)
Revenue	$9,044	$9,082
Income from continuing operations	$207	$10
Net income (loss)	$137	$(105)
Net income (loss) attributable to AECOM	$85	$(130)

Net income (loss) attributable to AECOM per share:
Basic	$0.56	$(0.86)
Diluted	$0.56	$(0.86)

Since the acquisition date, URS contributed $4.2 billion in revenue and $46.8 million in income from operations during the six months ended March 31, 2015. Amortization of intangible assets relating to URS was $93.4 million during the three months ended March 31, 2015 and $192.4 million during the six months ended March 31, 2015 since the acquisition date. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $9.7 million and $(5.7) million, respectively, during the three months ended March 31, 2015 related to joint venture fair value adjustments and $17.8 million and $(15.2) million, respectively, during the six months ended March 31, 2015 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. This margin fair value liability was $172.9 million at the acquisition date, and its carrying value was $118.7 million at March 31, 2015, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The Company anticipates the remaining liability will be recognized as revenue over the next one to five years. Revenue and the related income from operations recognized during the three and six months ended March 31, 2015 was $29.8 million and $54.2 million, respectively.

During the three months ended March 31, 2015, the Company updated certain provisional amounts reflected in the preliminary purchase price allocation, as summarized in the estimated fair values of URS assets acquired and liabilities assumed above. Specifically, the carrying amount of the intangible assets and the margin fair value liability discussed above were retrospectively increased by $161.6 million and $172.9 million, respectively. These measurement period adjustments require the revision of comparative financial information for the quarter ended December 31, 2014. The adjustments to intangible assets increased amortization expense for the three months ended December 31, 2014 by $53.9 million. The adjustments to the margin fair value liability increased revenue for the three months ended December 31, 2014 by $24.4 million. The net effect of these adjustments to noncontrolling interests was  an increase of $2.3 million for the three months ended December 31, 2014.

Acquisition and integration expenses in the accompanying consolidated statements of operations for the three and six months ended March 31, 2015 comprised of the following (in millions):

	Three months ended March 31, 2015	Six months ended March 31, 2015

Severance and personnel costs	$42.2	$151.5
Professional service, real estate-related, and other expenses	49.4	78.6
Total	$91.6	$230.1

Included in severance and personnel costs for the six months ended March 31, 2015 was $63.4 million of severance expense, of which $21.2 million was paid as of March 31, 2015. All acquisition and integration expenses are classified within corporate, as presented in Note 16.

Interest expense in the accompanying consolidated statements of operations for the three and six months ended March 31, 2015 included acquisition related financing expenses of $4.0 million and $72.0 million, respectively. The acquisition related financing expenses of $72.0 million recognized in interest expense for the six months ended March 31, 2015 primarily consisted of a $55.6 million penalty from the prepayment of the Company’s unsecured senior notes, and $9.0 million related to the write-off of capitalized debt issuance costs from its unsecured senior notes, unsecured revolving credit facility, and unsecured term credit agreement.

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2015 and 2014 were as follows:

	September 30, 2014	Acquired	Post- Acquisition Adjustments	Foreign Exchange Impact	March 31, 2015
	(in millions)
Design and Consulting Services	$1,479.2	$1,768.2	$5.5	$(60.4)	$3,192.5
Construction Services	276.9	370.2	4.2	(24.1)	627.2
Management Services	181.2	1,708.5	—	(44.0)	1,845.7
Total	$1,937.3	$3,846.9	$9.7	$(128.5)	$5,665.4

	September 30, 2013	Acquired	Post- Acquisition Adjustments	Foreign Exchange Impact	March 31, 2014
	(in millions)
Design and Consulting Services	$1,414.1	$79.1	$5.0	$(8.5)	$1,489.7
Construction Services	216.5	—	—	—	216.5
Management Services	181.2	—	—	—	181.2
Total	$1,811.8	$79.1	$5.0	$(8.5)	$1,887.4

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2015 and September 30, 2014, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2015			September 30, 2014
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,236.9	$(382.7)	$854.2	$271.6	$(182.8)	$88.8	1 — 11
Trademark / tradename	16.4	(16.1)	0.3	9.3	(7.9)	1.4	0.3 — 2
Total	$1,253.3	$(398.8)	$854.5	$280.9	$(190.7)	$90.2

Amortization expense of acquired intangible assets included within cost of revenue was $208.1 million and $11.4 million for the six months ended March 31, 2015 and 2014, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2015 and for the succeeding years:

Fiscal Year	(in millions)
2015 (six months remaining)	$196.0
2016	191.3
2017	97.6
2018	79.2
2019	73.8
Thereafter	216.6
Total	$854.5

4.             Accounts Receivable—Net

Net accounts receivable consisted of the following as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
	(in millions)
Billed	$2,365.6	$1,248.4
Unbilled	2,093.3	1,214.8
Contract retentions	403.0	263.9
Total accounts receivable—gross	4,861.9	2,727.1
Allowance for doubtful accounts	(76.6)	(72.1)
Total accounts receivable—net	$4,785.3	$2,655.0

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of March 31, 2015 and September 30, 2014 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2015 or September 30, 2014.

The Company has sold trade receivables to financial institutions, of which $181.2 million and $111.9 million was outstanding as of March 31, 2015 and September 30, 2014, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	March 31, 2015	September 30, 2014
	(in millions)
Current assets	$677.9	$314.1
Non-current assets	251.2	106.2
Total assets	$929.1	$420.3

Current liabilities	$375.7	$229.1
Non-current liabilities	7.9	—
Total liabilities	383.6	229.1

Total AECOM equity	264.8	116.6
Noncontrolling interests	280.7	74.6
Total owners’ equity	545.5	191.2
Total liabilities and owners’ equity	$929.1	$420.3

Total revenue of the consolidated joint ventures was $1,188.9 million and $229.3 million for the six months ended March 31, 2015 and 2014, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	March 31, 2015	September 30, 2014
	(in millions)
Current assets	$1,159.4	$539.6
Non-current assets	524.0	273.7
Total assets	$1,683.4	$813.3

Current liabilities	$870.8	$397.9
Non-current liabilities	121.1	91.0
Total liabilities	991.9	488.9

Joint venturers’ equity	691.5	324.4
Total liabilities and joint ventures’ equity	$1,683.4	$813.3

AECOM’s investment in joint ventures	$336.2	$142.9

	Six Months Ended
	March 31, 2015	March 31, 2014
	(in millions)
Revenue	$2,175.6	$991.7
Cost of revenue	2,059.0	957.4
Gross profit	$116.6	$34.3
Net income	$104.2	$34.3

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2015	March 31, 2014
	(in millions)
Pass through joint ventures	$13.4	$3.2
Other joint ventures	35.2	40.3
Total	$48.6	$43.5

Included in equity in earnings above, the Company recorded a $37.4 million gain upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the quarter ended December 31, 2013. The Company obtained control of the joint venture through modifications to the joint venture’s operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture’s fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity that were consolidated at the acquisition date were $201.0 million and $48.0 million, respectively. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company’s Design and Consulting Services segment.

6.              Pension and Post-Retirement Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension and post-retirement plans for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended				Six Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic cost:
Service costs	$1.7	$0.2	$—	$0.2	$3.2	$0.5	$—	$0.4
Interest cost on projected benefit obligation	7.2	11.6	1.9	7.0	13.6	22.9	3.8	13.8
Expected return on plan assets	(7.6)	(12.2)	(2.1)	(6.5)	(14.3)	(24.1)	(4.2)	(12.9)
Amortization of prior service costs	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Amortization of net loss	1.1	1.5	1.0	1.2	2.2	3.0	2.0	2.4
Settlement loss recognized	—	—	—	—	—	0.4	—	—
Net periodic cost	$2.4	$1.1	$0.8	$1.8	$4.7	$2.6	$1.6	$3.6

The total amounts of employer contributions paid for the six months ended March 31, 2015 were $21.3 million for U.S. plans and $11.3 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2015 are $8.3 million for U.S. plans and $11.9 million for non-U.S. plans. The aggregate pension and post-retirement benefit obligations were $591.9 million and $221.3 million as of March 31, 2015 and September 30, 2014, respectively. The long-term portion of the aggregate pension and post-retirement deficit was $578.9 million and $220.7 million as of March 31, 2015 and September 30, 2014, respectively.

7.              Debt

Debt consisted of the following:

	March 31, 2015	September 30, 2014
	(in millions)
Secured term credit agreement	$2,655.2	$—
2014 Senior Notes	1,600.0	—
URS Senior Notes	430.2	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	182.5	27.6
Total debt	4,867.9	1,004.0
Less: Current portion of debt and short-term borrowings	(176.3)	(64.4)
Long-term debt, less current portion	$4,691.6	$939.6

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2015:

Fiscal Year
2015 (six months remaining)	$98.7
2016	155.8
2017	329.4
2018	124.0
2019	86.9
Thereafter	4,073.1
Total	$4,867.9

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

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. The Company’s Consolidated Leverage Ratio was 4.4 at March 31, 2015. As of March 31, 2015, the Company was in compliance with the covenants of its Credit Agreement.

At March 31, 2015 and September 30, 2014, outstanding standby letters of credit totaled $98.3 million and $12.1 million, respectively, under the Company’s revolving credit facilities. As of March 31, 2015 and September 30, 2014, the Company had $951.7 million and $1,037.9 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of March 31, 2015, the estimated fair market value of the Company’s 2014 Senior Notes was approximately $1,674.0 million. The fair value of the Company’s Notes as of March 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

If the Company fails to meet any of these requirements, the annual interest rate on the Notes will increase by 0.25%, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.0% per year. If the Company cures the default, the interest rate on the Notes will revert to the original level.

The Company was in compliance with the covenants relating to its Notes as of March 31, 2015.

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

As of March 31, 2015, the estimated fair market value of the Company’s URS Senior Notes was approximately $414.5 million. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of March 31, 2015 was $430.2 million. The fair value of the Company’s URS Senior Notes as of March 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of March 31, 2015, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2015 and September 30, 2014, these outstanding standby letters of credit totaled $341.0 million and $301.0 million, respectively. As of March 31, 2015, the Company had $428.0 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on total debt, including the effects of the Company’s interest rate swap agreements, during the six months ended March 31, 2015 and 2014 was 4.1% and 2.8%, respectively.

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

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company also uses foreign currency forward contracts designated as cash flow hedges to hedge forecasted transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain or loss is subsequently reclassified to either interest expense when the interest expense on the variable rate debt is recognized, or to cost of revenue when the hedged transactions denominated in currencies other than the U.S. dollar are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency forward contracts would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency forward contracts from the assessment of hedge effectiveness. The Company records the premium paid or time value of a hedge on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of revenue.

The notional principal, fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

March 31, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.54%	September 2018(1)
300.0	1.63%	June 2018
250.0	0.95%	September 2015

(1) Effective date of October 5, 2015.

September 30, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015
200.0	0.68%	December 2014

The notional principal of foreign currency forward contracts to purchase Australian dollars (AUD) with U.S. dollars was AUD 21.9 million (or approximately $17.8 million) at March 31, 2015.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of revenue for those instruments related to the provision of their respective services or in general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $90.3 million and $69.5 million at March 31, 2015 and September 30, 2014, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $70.4 million and $71.5 million at March 31, 2015 and September 30, 2014, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 3.9 million and BRL 1.1 million (or approximately $1.2 million and $0.4 million) at March 31, 2015 and September 30, 2014, respectively. The notional principal of foreign currency forward contracts to sell GBP with BRL was BRL 3.9 million (or approximately $1.2 million) at March 31, 2015.

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

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Mar 31, 2015	Sep 30, 2014
Derivative assets
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other non-current asset	$—	$1.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	0.7	3.1
Total		$0.7	$4.8
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$6.3	$4.8
Interest rate swap agreements	Other long-term liabilities	4.4	—
Foreign currency forward contracts	Accrued expenses and other current liabilities	1.2	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	1.9	3.7
Total		$13.8	$8.5

At March 31, 2015, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $10.7 million, of which $6.3 million is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At March 31, 2015, the effective portion of the Company’s foreign currency forward contracts designated as cash flow hedges before tax effect was $1.2 million, which is expected to be reclassified from accumulated other comprehensive loss to cost of revenue within the next 12 months.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended Mar 31,		Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Six Months Ended Mar 31,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$(7.5)	$—	$(10.0)	$(0.3)
Foreign currency forward contracts	(1.4)	—	(1.4)	—

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended Mar 31,		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Six Months Ended Mar 31,
	Location	2015	2014	2015	2014
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(1.5)	$(0.7)	$(2.3)	$(1.5)
Foreign currency forward contracts	Cost of revenue	(0.4)	—	(0.4)	—

The losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements and foreign currency forward contracts were immaterial during the three and six months ended March 31, 2015 and 2014.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended Mar 31,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Six Months Ended Mar 31,
	Location	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$0.5	$1.6	$—	$(0.6)
		$0.5	$1.6	$—	$(0.6)

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the six months ended March 31, 2015 and 2014, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	March 31, 2015	Quoted Prices in Active Markets for Similar Assets (Level 2)

Foreign currency forward contracts	$0.7	$0.7
Total assets	$0.7	$0.7

Interest rate swap agreements	$10.7	$10.7
Foreign currency forward contracts	3.1	3.1
Total liabilities	$13.8	$13.8

	September 30, 2014	Quoted Prices in Active Markets for Similar Assets (Level 2)
Interest rate swap agreements	$1.7	$1.7
Foreign currency forward contracts	3.1	3.1
Total assets	$4.8	$4.8

Interest rate swap agreements	$4.8	$4.8
Foreign currency forward contracts	3.7	3.7
Total liabilities	$8.5	$8.5

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

Stock option activity for the six months ended March 31 was as follows:

	2015		2014
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	1.6	$27.69	1.6	$24.73
Options granted	—	—	0.6	31.62
Options exercised	(0.1)	25.82	(0.2)	21.93
Options forfeited or expired	—	27.08	(0.1)	26.74
Outstanding at March 31	1.5	27.89	1.9	27.42

Vested and expected to vest in the future as of March 31	1.5	$27.89	1.9	$27.42

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $32.32 and $29.32 during the six months ended March 31, 2015 and 2014, respectively. The weighted average grant date fair value of restricted stock unit awards were $31.02 and $29.33 during the six months ended March 31, 2015 and 2014, respectively. Included in the restricted stock unit grants during the six months ended March 31, 2015 were 2.6 million restricted stock units with a grant date fair value of $30.04 that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to share-based payments was $77.9 million and $21.2 million during the six months ended March 31, 2015 and 2014, respectively. Included in total compensation expense during the six months ended March 31, 2015 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding was $155.6 million and $62.4 million as of March 31, 2015 and September 30, 2014, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $2.6 million and $0.6 million for the six months ended March 31, 2015 and 2014, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

11.       Income Taxes

The Company’s effective tax rate from continuing operations was 47.4% and 28.1% for the six months ended March 31, 2015 and 2014, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the six-month period ended March 31, 2015 were the impact of non-controlling income of interests in consolidated subsidiaries, state income tax benefits, the recognition of discrete items related to the extension of previously expired research and development credits and other energy related incentives, partially offset by an increase in certain non-deductible valuation allowances, transaction and other costs.

As of the second quarter of fiscal 2015, the Company is utilizing the discrete-period method allowed by accounting standards codification to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period is being reported. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

For the three-month periods ended December 31, 2014 and 2013 and the six-month period ended March 31, 2014, the Company utilized the estimated annual effective tax rate method in computing its interim tax provisions. The relationship between pre-tax accounting income and income tax for these periods allowed the Company to estimate the annual effective tax rate to be applied to year-to-date income in those periods.

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

12.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. For the six months ended March 31, 2015 and 2014, options excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the six months ended March 31, 2015 excludes 1.9 million of potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(in millions)
Denominator for basic earnings per share	151.1	97.0	146.5	96.7
Potential common shares	1.7	1.3	—	1.3
Denominator for diluted earnings per share	152.8	98.3	146.5	98.0

13.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2015	September 30, 2014
	(in millions)
Accrued salaries and benefits	$817.4	$400.6
Accrued contract costs	777.8	446.4
Other accrued expenses	306.6	117.6
	$1,901.8	$964.6

Accrued contract costs above include balances related to professional liability accruals of $241.7 million and $120.2 million as of March 31, 2015 and September 30, 2014, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

14.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2015 and 2014 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(209.0)	$(263.8)	$(2.9)	$(475.7)
Other comprehensive income (loss) before reclassification	3.9	(108.8)	(5.3)	(110.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.8	—	—	1.8
Cash flow hedge losses, net of tax	—	—	1.2	1.2
Balances at March 31, 2015	$(203.3)	$(372.6)	$(7.0)	$(582.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	10.1	(234.8)	(6.8)	(231.5)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.6	—	—	3.6
Cash flow hedge losses, net of tax	—	—	1.6	1.6
Balances at March 31, 2015	$(203.3)	$(372.6)	$(7.0)	$(582.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2013	$(193.8)	$(91.6)	$(1.8)	$(287.2)
Other comprehensive income (loss) before reclassification	(1.1)	2.2	(0.1)	1.0
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.5	—	—	1.5
Cash flow hedge losses, net of tax	—	—	0.4	0.4
Balances at March 31, 2014	$(193.4)	$(89.4)	$(1.5)	$(284.3)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive loss before reclassification	(3.6)	(23.0)	(0.2)	(26.8)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.0	—	—	3.0
Cash flow hedge losses, net of tax	—	—	0.8	0.8
Balances at March 31, 2014	$(193.4)	$(89.4)	$(1.5)	$(284.3)

	Three Months Ended		Six Months Ended
Amounts Reclassified from Accumulated Other Comprehensive Loss	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Cash flow hedges(1)	$1.9	$0.7	$2.7	$1.5
Taxes	(0.7)	(0.3)	(1.1)	(0.7)
Cash flow hedges, net of tax	$1.2	$0.4	$1.6	$0.8

Actuarial losses(2)	$2.6	$2.2	$5.1	$4.3
Taxes	(0.8)	(0.7)	(1.5)	(1.3)
Actuarial losses, net of tax	$1.8	$1.5	$3.6	$3.0

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

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At March 31, 2015, the Company was contingently liable in the amount of approximately $439.0 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

USAID Egyptian Projects

In November 2004, the federal government filed a civil action in Idaho federal district court against Washington Group International, a Delaware company (WGI), an affiliate of URS, which the Company acquired on October 17, 2014, and two of WGI’s subcontractors, asserting violations under the Federal False Claims Act and Federal Foreign Assistance Act of 1961 for failure to comply with U.S. Agency for International Development (USAID) source, origin, and nationality regulations in connection with five USAID-financed Egyptian projects beginning in the early 1990s. The federal government seeks a refund of the approximately $373 million paid to WGI under the contracts for the five completed and fully operational projects as well as damages and civil penalties (including doubling and trebling of damages) for violation of the statutes. In March 2005, WGI filed motions in Idaho federal district court and the United States Bankruptcy Court in Nevada contending that the federal government’s Idaho federal district court action was barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI emerged from bankruptcy protection. In 2006, the Idaho federal district court action was stayed pending the bankruptcy-related proceedings. On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the Federal False Claims and the Federal Foreign Assistance Acts are not barred. On November 7, 2012, WGI appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel. On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court’s decision. On September 26, 2013, WGI appealed the Appellate Panel’s decision to the United States Ninth Circuit Court of Appeals.

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

Nuclear Waste Partnership, DOE and the New Mexico Environmental Department have executed a General Principles of Agreement, which, if incorporated into a final settlement document, would provide for DOE funding for various projects in lieu of any penalty payments.

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

16.       Reportable Segments

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended March 31, 2015:
Revenue	$2,035.9	$1,641.1	$829.2	$—	$4,506.2
Gross profit	53.0	2.5	47.7	—	103.2
Equity in (losses) earnings of joint ventures	(1.4)	4.7	21.4	—	24.7
General and administrative expenses	—	—	—	(29.8)	(29.8)
Acquisition and integration expenses	—	—	—	(91.6)	(91.6)
Operating income	51.6	7.2	69.1	(121.4)	6.5

Gross profit as a % of revenue	2.6%	0.2%	5.8%	—	2.3%

Three Months Ended March 31, 2014:
Revenue	$1,306.9	$338.9	$226.4	$—	$1,872.2
Gross profit	76.4	7.0	4.0	—	87.4
Equity in (losses) earnings of joint ventures	(0.4)	0.7	7.1	—	7.4
General and administrative expenses	—	—	—	(26.4)	(26.4)
Operating income	76.0	7.7	11.1	(26.4)	68.4

Gross profit as a % of revenue	5.8%	2.1%	1.8%	—	4.7%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Six Months Ended March 31, 2015:
Revenue	$3,927.6	$3,175.2	$1,613.9	$—	$8,716.7
Gross profit	99.4	37.8	100.8	—	238.0
Equity in earnings of joint ventures	—	10.6	38.0	—	48.6
General and administrative expenses	—	—	—	(64.1)	(64.1)
Acquisition and integration expenses	—	—	—	(230.1)	(230.1)
Operating income	99.4	48.4	138.8	(294.2)	(7.6)

Gross profit as a % of revenue	2.5%	1.2%	6.2%	—	2.7%

Six Months Ended March 31, 2014:
Revenue	$2,608.3	$767.6	$450.2	$—	$3,826.1
Gross profit	130.3	11.0	24.3	—	165.6
Equity in earnings of joint ventures	32.3	2.1	9.1	—	43.5
General and administrative expenses	—	—	—	(50.3)	(50.3)
Operating income	162.6	13.1	33.4	(50.3)	158.8

Gross profit as a % of revenue	5.0%	1.4%	5.4%	—	4.3%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total

Total assets
March 31, 2015	$7,179.6	$3,117.6	$3,114.9	$603.9	$14,016.0
September 30, 2014	4,064.5	1,256.4	437.5	365.0	6,123.4

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, the engineering and construction industry and impact of the acquisition of URS Corporation (URS) on the Company’s business and operations. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” “seeks,” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that demand for our services is cyclical and vulnerable to economic downturns and reduction in government and private industry spending, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government;; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; competition in our industry; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; covenant restrictions in our indebtedness; the ability to successfully integrate our operations and employees with that of URS; the ability to realize anticipated benefits and synergies from the URS acquisition; the ability to retain key personnel; changes in financial markets, interest rates and foreign currency exchange rates; and those additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

We define revenue provided by acquired companies as revenue included in the current period up to twelve months subsequent to their acquisition date. Throughout this section, we refer to companies we acquired in the last twelve months as “acquired companies.” Acquired companies are URS and Hunt Construction Group.

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

During the three months ended March 31, 2015, the Company retrospectively increased the carrying amount of intangible assets and the margin fair value liability in the preliminary purchase price allocation requiring a revision to the comparative financial information for the quarter ended December 31, 2014. Accordingly, the adjustments to intangible assets increased amortization expense and revenue for the three months ended December 31, 2014.  These acquisition related-accounting items are expected to have a favorable impact for the remainder of the Company’s 2015 fiscal year.  See Note 3 to the accompanying financial statements.

Results of Operations

Three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenue	$4,506.2	$1,872.2	$2,634.0	140.7%	$8,716.7	$3,826.1	$4,890.6	127.8%
Cost of revenue	4,403.0	1,784.8	2,618.2	146.7	8,478.7	3,660.5	4,818.2	131.6
Gross profit	103.2	87.4	15.8	18.1	238.0	165.6	72.4	43.7
Equity in earnings of joint ventures	24.7	7.4	17.3	233.8	48.6	43.5	5.1	11.7
General and administrative expenses	(29.8)	(26.4)	(3.4)	12.9	(64.1)	(50.3)	(13.8)	27.4
Acquisition and integration expenses	(91.6)	—	(91.6)	n/m	(230.1)	—	(230.1)	n/m
Income (loss) from operations	6.5	68.4	(61.9)	(90.5)	(7.6)	158.8	(166.4)	(104.8)
Other (expense) income	(1.0)	(0.2)	(0.8)	400.0	1.6	(0.2)	1.8	n/m
Interest expense	(60.7)	(10.5)	(50.2)	478.1	(179.4)	(20.9)	(158.5)	758.4
(Loss) income before income tax (benefit) expense	(55.2)	57.7	(112.9)	(195.7)	(185.4)	137.7	(323.1)	(234.6)
Income tax (benefit) expense	(75.8)	15.2	(91.0)	(598.7)	(87.9)	38.7	(126.6)	(327.1)
Net income (loss)	20.6	42.5	(21.9)	(51.5)	(97.5)	99.0	(196.5)	(198.5)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(20.3)	(2.3)	(18.0)	782.6	(41.2)	(2.4)	(38.8)	1616.7
Net income (loss) attributable to AECOM	$0.3	$40.2	$(39.9)	(99.3)%	$(138.7)	$96.6	$(235.3)	(243.6)%

*  n/m — not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	97.7	95.3	97.3	95.7
Gross margin	2.3	4.7	2.7	4.3
Equity in earnings of joint ventures	0.5	0.4	0.6	1.1
General and administrative expense	(0.7)	(1.4)	(0.8)	(1.2)
Acquisition and integration expenses	(2.0)	0.0	(2.6)	0.0
Income (loss) from operations	0.1	3.7	(0.1)	4.2
Other (expense) income	0.0	0.0	0.0	0.0
Interest expense	(1.3)	(0.6)	(2.0)	(0.6)
(Loss) income before income tax (benefit) expense	(1.2)	3.1	(2.1)	3.6
Income tax (benefit) expense	(1.7)	0.8	(1.0)	1.0
Net income (loss)	0.5	2.3	(1.1)	2.6
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.5)	(0.2)	(0.5)	(0.1)
Net income (loss) attributable to AECOM	0.0%	2.1%	(1.6)%	2.5%

Revenue

Our revenue for the three months ended March 31, 2015 increased $2,634.0 million, or 140.7%, to $4,506.2 million as compared to $1,872.2 million for the corresponding period last year. Revenue provided by acquired companies was $2,513.1 million for the three months ended March 31, 2015. Excluding the revenue provided by acquired companies, revenue increased $120.9 million, or 6.5%, from the three months ended March 31, 2014.

Our revenue for the six months ended March 31, 2015 increased $4,890.6 million, or 127.8%, to $8,716.7 million as compared to $3,826.1 million for the corresponding period last year. Revenue provided by acquired companies was $4,747.7 million for the six months ended March 31, 2015. Excluding the revenue provided by acquired companies, revenue increased $142.9 million, or 3.7%, from the six months ended March 31, 2014.

The increase in revenue, excluding revenue provided by acquired companies, for the three months ended March 31, 2015 was primarily attributable to an increase in the CS segment of $208.5 million attributable to the construction of high-rise buildings in the city of New York, and an increase in the DCS Europe, Middle East and Africa region (EMEA) of approximately $20 million. These increases were partially offset by a negative foreign exchange impact of $60 million, a decrease in the MS segment of $34.6 million, and a decrease in the DCS Americas region of $20 million.

The increase in revenue, excluding revenue provided by acquired companies, for the six months ended March 31, 2015 was primarily attributable to an increase in the CS segment of $316.8 million attributable to the construction of high-rise buildings in the city of New York, and an increase in the DCS EMEA region of approximately $90 million. These increases were partially offset by a negative foreign exchange impact of $100 million, a decrease in the DCS Americas region of approximately $100 million, substantially from decreases in transportation services, and a decrease in the MS segment of $53.3 million.

Gross Profit

Our gross profit for the three months ended March 31, 2015 increased $15.8 million, or 18.1%, to $103.2 million as compared to $87.4 million for the corresponding period last year. Gross loss provided by acquired companies was $(3.0) million for the three months ended March 31, 2015, which includes $96.9 million of associated intangible amortization expense. Excluding gross loss provided by acquired companies, gross profit increased $18.8 million, or 21.5%, from the three months ended March 31, 2014. For the three months ended March 31, 2015, gross profit, as a percentage of revenue decreased to 2.3% from 4.7% in the three months ended March 31, 2014.

Our gross profit for the six months ended March 31, 2015 increased $72.4 million, or 43.7%, to $238.0 million as compared to $165.6 million for the corresponding period last year. Gross profit provided by acquired companies was $59.3 million for the six months ended March 31, 2015, net of $197.1 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit increased $13.1 million, or 7.9%, from the six months ended March 31, 2014. For the six months ended March 31, 2015, gross profit, as a percentage of revenue decreased to 2.7% from 4.3% in the six months ended March 31, 2014.

The increase in gross profit, excluding gross loss provided by acquired companies, for the three and six months ended March 31, 2015 was due to the factors impacting our segments as described below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2015 increased $17.3 million, or 233.8%, to $24.7 million as compared to $7.4 million in the corresponding period last year. Equity in earnings of joint ventures provided by acquired companies was $23.2 million for the three months ended March 31, 2015. Excluding the equity earnings of joint ventures provided by acquired companies, equity earnings of joint ventures decreased $5.9 million, or 79.7%, from the three months ended March 31, 2014.

Our equity in earnings of joint ventures for the six months ended March 31, 2015 increased $5.1 million, or 11.7%, to $48.6 million as compared to $43.5 million in the corresponding period last year. Equity in earnings of joint ventures provided by acquired companies was $41.2 million for the six months ended March 31, 2015. Excluding the equity earnings of joint ventures provided by acquired companies, equity earnings of joint ventures decreased $36.1 million, or 83.0%, from the six months ended March 31, 2014.

The decrease in equity in earnings of joint ventures, excluding the equity earnings of joint ventures provided by acquired companies, for the three months ended March 31, 2015 was primarily due to reduced earnings from a joint venture providing services to the U.S. Department of Energy.

The decrease in equity in earnings of joint ventures, excluding the equity earnings of joint ventures provided by acquired companies, for the six months ended March 31, 2015 was primarily due a prior period $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in the Company’s DCS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 5 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2015 increased $3.4 million, or 12.9%, to $29.8 million as compared to $26.4 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.7% from 1.4% in the three months ended March 31, 2014.

Our general and administrative expenses for the six months ended March 31, 2015 increased $13.8 million, or 27.4%, to $64.1 million as compared to $50.3 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.8% from 1.2% in the six months ended March 31, 2014.

The increase in our general and administrative expenses for the six months ended March 31, 2015 was primarily as a result of personnel costs from the acquisition of URS.

Acquisition and Integration Expenses

Acquisition and integration expenses for the three and six months ended March 31, 2015 comprised of the following (in millions):

	Three Months ended Mar 31, 2015	Six Months ended Mar 31, 2015
Severance and personnel costs	$42.2	$151.5
Professional service, real estate-related, and other expenses	49.4	78.6
Total	$91.6	$230.1

Other Expense / Income

Other expense for the three months ended March 31, 2015 was $1.0 million compared to $0.2 million for the corresponding period last year.

Other income for the six months ended March 31, 2015 was $1.6 million compared to other expense of $0.2 million for the corresponding period last year.

Interest Expense

Our interest expense for the three months ended March 31, 2015 increased to $60.7 million as compared to $10.5 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2015 increased to $179.4 million as compared to $20.9 million for the corresponding period last year.

The increases in interest expense for the three and six months ended March 31, 2015 were primarily due to a $55.6 million penalty upon prepayment of unsecured senior notes, the increase in interest expense generated by the $3.9 billion increase in debt due to the acquisition of URS, and the write-off of capitalized debt issuance costs from our previous debt facilities.

Income Tax Benefit / Expense

Our income tax benefit for the three months ended March 31, 2015 was $75.8 million compared to income tax expense of $15.2 million for the corresponding period last year.

Our income tax benefit for the six months ended March 31, 2015 was $87.9 million compared to income tax expense of $38.7 million for the corresponding period last year.

The decreases in income tax expense for the three and six months ended March 31, 2015 were primarily due to lower overall pretax income, the effect of non-controlling interest income, a change in the geographical mix of earnings, energy-related tax incentives, and an incremental tax benefit related to the reinstatement of expiring tax provisions during the period.

Net Income / Loss Attributable to AECOM

The factors described above resulted in net income (loss) attributable to AECOM of $0.3 million and $(138.7) million for the three and six months ended March 31, 2015, respectively, as compared to net income attributable to AECOM of $40.2 million and $96.6 million for the three and six months ended March 31, 2014, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenue	$2,035.9	$1,306.9	$729.0	55.8%	$3,927.6	$2,608.3	$1,319.3	50.6%
Cost of revenue	1,982.9	1,230.5	752.4	61.2	3,828.2	2,478.0	1,350.2	54.5
Gross profit	$53.0	$76.4	$(23.4)	(30.6)%	$99.4	$130.3	$(30.9)	(23.7)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	97.4	94.2	97.5	95.0
Gross profit	2.6%	5.8%	2.5%	5.0%

Revenue

Revenue for our DCS segment for the three months ended March 31, 2015 increased $729.0 million, or 55.8%, to $2,035.9 million as compared to $1,306.9 million for the corresponding period last year. Revenue provided by acquired companies was $781.9 million for the three months ended March 31, 2015. Excluding revenue provided by acquired companies, revenue decreased $52.9 million, or 4.0%, from the three months ended March 31, 2014.

Revenue for our DCS segment for the six months ended March 31, 2015 increased $1,319.3 million, or 50.6%, to $3,927.6 million as compared to $2,608.3 million for the corresponding period last year. Revenue provided by acquired companies was $1,439.8 million for the six months ended March 31, 2015. Excluding revenue provided by acquired companies, revenue decreased $120.5 million, or 4.6%, from the six months ended March 31, 2014.

The decrease in revenue, excluding revenue provided by acquired companies, for the three months ended March 31, 2015 was primarily attributable to a negative foreign exchange impact of $60 million and a decrease in the Americas region of approximately $20 million, offset by an increase in EMEA of approximately $20 million.

The decrease in revenue, excluding revenue provided by acquired companies, for the six months ended March 31, 2015 was primarily attributable to a negative foreign exchange impact of $100 million and a decrease in the Americas region of approximately $100 million substantially from decreases in transportation services, partially offset by an increase in EMEA of approximately $90 million.

Gross Profit

Gross profit for our DCS segment for the three months ended March 31, 2015 decreased $23.4 million, or 30.6%, to $53.0 million as compared to $76.4 million for the corresponding period last year. Gross loss provided by acquired companies was $(30.6) million for the three months ended March 31, 2015, net of $52.6 million of associated intangible amortization expense. Excluding gross loss provided by acquired companies, gross profit increased $7.2 million, or 9.4%, from the three months ended March 31, 2014. As a percentage of revenue, gross profit decreased to 2.6% of revenue for the three months ended March 31, 2015 from 5.8% in the corresponding period last year.

Gross profit for our DCS segment for the six months ended March 31, 2015 decreased $30.9 million, or 23.7%, to $99.4 million as compared to $130.3 million for the corresponding period last year. Gross loss provided by acquired companies was $(35.7) million for the six months ended March 31, 2015, net of $98.4 million of associated intangible amortization expense. Excluding gross loss provided by acquired companies, gross profit increased $4.8 million, or 3.7%, from the six months ended March 31, 2014. As a percentage of revenue, gross profit decreased to 2.5% of revenue for the six months ended March 31, 2015 from 5.0% in the corresponding period last year.

The increase in gross profit, excluding gross loss provided by acquired companies, for the three months ended March 31, 2015 was primarily due to the realization of cost efficiency initiatives.

Construction Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenue	$1,641.1	$338.9	$1,302.2	384.2%	$3,175.2	$767.6	$2,407.6	313.7%
Cost of revenue	1,638.6	331.9	1,306.7	393.7	3,137.4	756.6	2,380.8	314.7
Gross profit	$2.5	$7.0	$(4.5)	(64.3)%	$37.8	$11.0	$26.8	243.6%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	99.8	97.9	98.8	98.6
Gross profit	0.2%	2.1%	1.2%	1.4%

Revenue

Revenue for our CS segment for the three months ended March 31, 2015 increased $1,302.2 million, or 384.2%, to $1,641.1 million as compared to $338.9 million for the corresponding period last year. Revenue provided by acquired companies was $1,093.7 million for the three months ended March 31, 2015. Excluding revenue provided by acquired companies, revenue increased $208.5 million, or 61.5%, from the three months ended March 31, 2014.

Revenue for our CS segment for the six months ended March 31, 2015 increased $2,407.6 million, or 313.7%, to $3,175.2 million as compared to $767.6 million for the corresponding period last year. Revenue provided by acquired companies was $2,090.8 million for the six months ended March 31, 2015. Excluding revenue provided by acquired companies, revenue increased $316.8 million, or 41.3%, from the six months ended March 31, 2014.

The increases in revenue, excluding revenue provided by acquired companies, for the three and six months ended March 31, 2015 were primarily attributable to the construction of high-rise buildings in the city of New York.

Gross Profit

Gross profit for our CS segment for the three months ended March 31, 2015 decreased $4.5 million, or 64.3%, to $2.5 million as compared to $7.0 million for the corresponding period last year. Gross loss provided by acquired companies was $(6.8) million for the three months ended March 31, 2015, net of $17.8 million of associated intangible amortization expense. Excluding gross loss provided by acquired companies, gross profit increased $2.3 million, or 32.9%, from the three months ended March 31, 2014. As a percentage of revenue, gross profit decreased to 0.2% of revenue for the three months ended March 31, 2015 from 2.1% in the corresponding period last year.

Gross profit for our CS segment for the six months ended March 31, 2015 increased $26.8 million, or 243.6%, to $37.8 million as compared to $11.0 million for the corresponding period last year. Gross profit provided by acquired companies was $18.2 million for the six months ended March 31, 2015, net of $48.4 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit increased $8.6 million, or 78.2%, from the six months ended March 31, 2014. As a percentage of revenue, gross profit decreased to 1.2% of revenue for the six months ended March 31, 2015 from 1.4% in the corresponding period last year.

The increase in gross profit, excluding gross loss provided by acquired companies, for the six months ended March 31, 2015 was primarily attributable to the construction of high-rise buildings in the city of New York.  Gross (loss) and gross profit provided by acquired companies in the three and six months ended March 31, 2015, respectively, was negatively impacted by weak oil, gas, and power trends.

Management Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenue	$829.2	$226.4	$602.8	266.3%	$1,613.9	$450.2	$1,163.7	258.5%
Cost of revenue	781.5	222.4	559.1	251.4	1,513.1	425.9	1,087.2	255.3
Gross profit	$47.7	$4.0	$43.7	1,092.5%	$100.8	$24.3	$76.5	314.8%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.2	98.2	93.8	94.6
Gross profit	5.8%	1.8%	6.2%	5.4%

Revenue

Revenue for our MS segment for the three months ended March 31, 2015 increased $602.8 million, or 266.3%, to $829.2 million as compared to $226.4 million for the corresponding period last year. Revenue provided by acquired companies was $637.4 million for the three months ended March 31, 2015. Excluding the revenue provided by acquired companies, revenue decreased $34.6 million, or 15.3%, from the three months ended March 31, 2014.

Revenue for our MS segment for the six months ended March 31, 2015 increased $1,163.7 million, or 258.5%, to $1,613.9 million as compared to $450.2 million for the corresponding period last year. Revenue provided by acquired companies was $1,217.0 million for the six months ended March 31, 2015. Excluding the revenue provided by acquired companies, revenue decreased $53.3 million, or 11.8%, from the six months ended March 31, 2014.

The decreases in revenue, excluding the revenue provided by acquired companies, for the three and six months ended March 31, 2015 were primarily due to decreased services provided to the U.S. government in the Middle East and Africa.

Gross Profit

Gross profit for our MS segment for the three months ended March 31, 2015 increased $43.7 million, or 1,092.5%, to $47.7 million as compared to $4.0 million for the corresponding period last year. Gross profit provided by acquired companies was $34.1 million for the three months ended March 31, 2015, net of $26.5 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit increased $9.6 million, or 240.0%, from the three months ended March 31, 2014. As a percentage of revenue, gross profit increased to 5.8% of revenue for the three months ended March 31, 2015 from 1.8% in the corresponding period last year.

Gross profit for our MS segment for the six months ended March 31, 2015 increased $76.5 million, or 314.8%, to $100.8 million as compared to $24.3 million for the corresponding period last year. Gross profit provided by acquired companies was $76.4 million for the six months ended March 31, 2015, net of $50.3 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit increased $0.1 million, or 0.4%, from the six months ended March 31, 2014. As a percentage of revenue, gross profit increased to 6.2% of revenue for the six months ended March 31, 2015 from 5.4% in the corresponding period last year.

The increases in gross profit, excluding gross profit provided by acquired companies, and gross profit, as a percentage of revenue, for the three months ended March 31, 2015 were primarily due to a $8 million net benefit recognized from the release of previously accrued Libya-related payroll tax accrual.

The increases in gross profit, excluding gross profit provided by acquired companies, and gross profit, as a percentage of revenue, for the six months ended March 31, 2015 were primarily due to a $8 million net benefit recognized from the release of previously accrued Libya-related payroll tax accrual, partially offset by an approximately $10 million benefit recognized in the three months ended December 31, 2013, from the collection of a previously reserved Libya-related project receivable.

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

The Company has generally not provided U.S. income taxes on undistributed foreign earnings as of March 31, 2015, except for recording a deferred tax liability of $108.9 million for historical pre-acquisition earnings of certain URS foreign subsidiaries. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these amounts.

At March 31, 2015, cash and cash equivalents were $612.6 million, an increase of $38.4 million, or 6.7%, from $574.2 million at September 30, 2014. The increase in cash and cash equivalents was primarily attributable to net proceeds from borrowings under credit agreements, issuance of unsecured senior notes, coupled with cash provided by operating activities, partially offset by payments for business acquisitions, net of cash acquired.

Net cash provided by operating activities was $332.6 million for the six months ended March 31, 2015, an increase of $226.6 million, or 213.8%, from $106.0 million for the six months ended March 31, 2014. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the six months ended March 31, 2015 provided a net benefit of $58.7 million as compared to $39.3 million during the six months ended March 31, 2014. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $3,349.0 million for the six months ended March 31, 2015, an increase of $3,295.2 million from $53.8 million for the six months ended March 31, 2014. This increase was primarily attributable to increased payments for business acquisitions, net of cash acquired related to the acquisition of URS as more fully described in Note 3 to the accompanying financial statements. Payments for this acquisition were primarily in the form of cash paid to stockholders and the payment of URS debt.

Net cash provided by financing activities was $3,073.9 million for the six months ended March 31, 2015, compared with net cash used in financing activities of $144.9 million for the six months ended March 31, 2014. The increase was primarily attributable to debt issued to finance the acquisition of URS, as more fully described in Note 7 to the accompanying financial statements. Proceeds from this new debt during the six months ended March 31, 2015 consisted primarily of the $1,763.1 million increase in net proceeds from borrowings under our credit agreements, coupled with $1,600.0 million of proceeds from the issuance of the 2014 Senior Notes.

URS Financing and Acquisition and Integration Expenses

During the six months ended March 31, 2015, we incurred approximately $72.0 million of acquisition related financing expenses and $230.1 million of acquisition and integration expenses. The acquisition related financing expenses were recognized in interest expense and primarily consisted of a pre-payment penalty of $55.6 million, from the repayment of our unsecured senior notes, and $9.0 million related to the write-off of capitalized debt issuance costs from our unsecured senior notes, unsecured revolving credit facility, and unsecured term credit agreement. Acquisition and integration expenses for the six months ended March 31, 2015 is comprised of the following:

Severance and personnel costs	$151.5
Professional service, real estate-related, and other expenses	78.6
Total	$230.1

We expect to incur approximately $410 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests) and approximately $400 million of acquisition and integration expense and acquisition related financing expense in our fiscal year ended September 30, 2015.

Working Capital

Working capital, or current assets less current liabilities, increased $545.8 million, or 55.8%, to $1,524.1 million at March 31, 2015 from $978.3 million at September 30, 2014. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $1,836.8 million, or 80.7%, to $4,112.2 million at March 31, 2015.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 86 days at March 31, 2015 compared to the 85 days at September 30, 2014.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of March 31, 2015 and September 30, 2014. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	March 31, 2015	September 30, 2014
	(in millions)
Secured term credit agreement	$2,655.2	$—
2014 Senior Notes	1,600.0	—
URS Senior Notes	430.2	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	182.5	27.6
Total debt	4,867.9	1,004.0
Less: Current portion of debt and short-term borrowings	(176.3)	(64.4)
Long-term debt, less current portion	$4,691.6	$939.6

The following table presents, in millions, our scheduled maturities as of March 31, 2015:

Fiscal Year
2015 (six months remaining)	$98.7
2016	155.8
2017	329.4
2018	124.0
2019	86.9
Thereafter	4,073.1
Total	$4,867.9

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

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. Our Consolidated Leverage Ratio was 4.4 at March 31, 2015. As of March 31, 2015, we were in compliance with the covenants of its Credit Agreement.

At March 31, 2015 and September 30, 2014, outstanding standby letters of credit totaled $98.3 million and $12.1 million, respectively, under our revolving credit facilities. As of March 31, 2015 and September 30, 2014, we had $951.7 million and $1,037.9 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of March 31, 2015, the estimated fair market value of our 2014 Senior Notes was approximately $1,674.0 million. The fair value of our Notes as of March 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

In connection with the offering of the Notes, we and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (Exchange Offer) to exchange the Notes for a new series of the our exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as the Notes, (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following October 6, 2014 (or if such 390th day is not a business day, the next succeeding business day (Exchange Date)), (iii) cause the Exchange Offer registration statement to be effective continuously and keep the Exchange Offer open for a period not less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the Notes, and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date.

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

If we fail to meet any of these requirements, the annual interest rate on the Notes will increase by 0.25%, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.0% per year. If we cure the default, the interest rate on the Notes will revert to the original level.

We were in compliance with the covenants relating to the Notes as of March 31, 2015.

URS Senior Notes

In connection with the URS acquisition, we assumed URS’s 3.85% Senior Notes due 2017 and its 5.00% Senior Notes due 2022 totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of March 31, 2015, the estimated fair market value of the URS Senior Notes was approximately $414.5 million. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of March 31, 2015 was $430.2 million.

The fair value of the Company’s URS Senior Notes as of March 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of March 31, 2015, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2015 and September 30, 2014, these outstanding standby letters of credit totaled $341.0 million and $301.0 million, respectively. As of March 31, 2015, we had $428.0 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2015 and 2014 was 4.1% and 2.8%, respectively.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2015, there was approximately $439.0 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension and post-retirement benefit plans. The total amounts of employer contributions paid for the six months ended March 31, 2015 were $21.3 million for U.S. plans and $11.3 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors.

USAID Egyptian Projects

In November 2004, the federal government filed a civil action in Idaho federal district court against Washington Group International, a Delaware company (WGI), an affiliate of URS, which we acquired on October 17, 2014, and two of WGI’s subcontractors, asserting violations under the Federal False Claims Act and Federal Foreign Assistance Act of 1961 for failure to comply with U.S. Agency for International Development (USAID) source, origin, and nationality regulations in connection with five USAID-financed Egyptian projects beginning in the early 1990s. The federal government seeks a refund of the approximately $373 million paid to WGI under the contracts for the five completed and fully operational projects as well as damages and civil penalties (including doubling and trebling of damages) for violation of the statutes. In March 2005, WGI filed motions in Idaho federal district court and the United States Bankruptcy Court in Nevada contending that the federal government’s Idaho federal district court action was barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI emerged from bankruptcy protection. In 2006, the Idaho federal district court action was stayed pending the bankruptcy-related proceedings. On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the Federal False Claims and the Federal Foreign Assistance Acts are not barred. On November 7, 2012, WGI appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel. On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court’s decision. On September 26, 2013, WGI appealed the Appellate Panel’s decision to the United States Ninth Circuit Court of Appeals.

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

Nuclear Waste Partnership, DOE and the New Mexico Environmental Department have executed a General Principles of Agreement, which, if incorporated into a final settlement document, would provide for DOE funding for various projects in lieu of any penalty payments.

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

In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was initially scheduled to be effective for the Company’s fiscal year beginning October 1, 2017. However, the FASB has proposed a one-year deferral in the required adoption date of this standard. If the FASB’s proposal is approved, this guidance would be effective for our fiscal year beginning October 1, 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have selected the modified retrospective transition method, in which we will recognize the cumulative effect as of the date of initial application. We are currently in the process of evaluating the impact of the adoption of the new accounting guidance on our consolidated financial statements.

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for our fiscal year beginning October 1, 2016. We are currently assessing the impact of the adoption that the amended guidance will have on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risks

Financial Market Risks

We are exposed to market risk, primarily related to foreign currency exchange rates and interest rate exposure of our debt obligations that bear interest based on floating rates. We actively monitor these exposures. Our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign exchange rates and interest rates. In order to accomplish this objective, we sometimes enter into derivative financial instruments, such as forward foreign exchange contracts and interest rate hedge contracts. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage our exposures. We do not use derivative financial instruments for trading purposes.

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

Interest Rates

Our borrowings under our Credit Agreement are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2015, we had $2.7 billion in outstanding borrowings under our Credit Agreement. As of September 30, 2014, we had $0.7 billion in outstanding borrowings under our unsecured term credit agreements and unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.0%. For the six months ended March 31, 2015, our weighted average floating rate borrowings were $2.6 billion, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased by 1.0% or decreased by 0.125%, our interest expense for the six months ended March 31, 2015 would have increased by $10.6 million or decreased by $1.1 million, respectively. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

We acquired URS Corporation on October 17, 2014 and are currently in the process of integrating URS into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of URS and its subsidiaries, there were no changes in our internal control over financial reporting during our quarter ended March 31, 2015 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that results in clients delaying, curtailing or canceling proposed and existing projects. For example, the decline in the price of oil and gas has significantly decreased existing and future projects in our oil and gas business. Economic conditions in the U.S. and a number of other countries and regions, including the United Kingdom and Australia, have been weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

Most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

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

Most government contracts may be modified, curtailed or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. In addition, over the last several years, the U.S. government has scaled back the outsourcing of services in favor of “insourcing” of certain jobs to government employees. If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $6.5 billion as of March 31, 2015. Under GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

In certain circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. In addition, project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. Although we have not suffered material impacts to our results of operations due to any schedule or performance issues for the periods presented in this report, material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industry and client base.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At March 31, 2015, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $591.9 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

Our acquisition of URS significantly increased our oil and gas services in North America, particularly to the unconventional segments of this market. Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada. For example, the recent fall in the price of oil and gas has significantly decreased existing and future projects in our oil and gas business. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

We have approximately $4.9 billion of indebtedness (excluding intercompany indebtedness) outstanding as of March 31, 2015, of which $2.8 billion was secured obligations (exclusive of $439 million of outstanding undrawn letters of credit) and we have an additional $952 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.0% increase in such interest rates would increase total interest expense under our Credit Agreement for the six months ended March 31, 2015 by $10.6 million, and a 0.125% decrease in such interest rates would decrease total interest expense under our Credit Agreement for the same period by $1.1 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

At March 31, 2015, our contracted backlog was approximately $22.6 billion and our awarded backlog was approximately $18.1 billion for a total backlog of $40.7 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million as of March 31, 2015.

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

3.1

Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K filed with the SEC on November 18, 2011)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-4 filed with the SEC on August 1, 2014)

3.3

Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed with the SEC on November 17, 2014)

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on January 9, 2015)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 12, 2015	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
President and Chief Financial Officer