Form 10-Q
period 2015-06-30
AECOM
filed 2015-08-12
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, 150,968,068 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$467,704	$521,784
Cash in consolidated joint ventures	138,196	52,404
Total cash and cash equivalents	605,900	574,188
Accounts receivable—net	4,985,309	2,654,976
Prepaid expenses and other current assets	375,248	177,536
Income taxes receivable	98,990	1,541
Deferred tax assets—net	161,923	25,872
TOTAL CURRENT ASSETS	6,227,370	3,434,113
PROPERTY AND EQUIPMENT—NET	751,118	281,979
DEFERRED TAX ASSETS—NET	80,097	118,038
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	326,601	142,901
GOODWILL	5,803,966	1,937,338
INTANGIBLE ASSETS—NET	753,202	90,238
OTHER NON-CURRENT ASSETS	293,772	118,770
TOTAL ASSETS	$14,236,126	$6,123,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$8,228	$23,915
Accounts payable	1,771,051	1,047,155
Accrued expenses and other current liabilities	2,112,951	964,627
Billings in excess of costs on uncompleted contracts	684,935	379,574
Deferred tax liability—net	27,695	—
Current portion of long-term debt	162,347	40,498
TOTAL CURRENT LIABILITIES	4,767,207	2,455,769
OTHER LONG-TERM LIABILITIES	306,110	233,977
DEFERRED TAX LIABILITY—NET	236,112	844
PENSION BENEFIT OBLIGATIONS	584,147	220,742
LONG-TERM DEBT	4,602,483	939,565
TOTAL LIABILITIES	10,496,059	3,850,897

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2015 and September 30, 2014; issued and outstanding 150,732,952 and 96,715,797 shares as of June 30, 2015 and September 30, 2014, respectively	1,507	967
Additional paid-in capital	3,490,695	1,864,971
Accumulated other comprehensive loss	(538,558)	(356,602)
Retained earnings	521,280	677,181
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,474,924	2,186,517
Noncontrolling interests	265,143	85,963
TOTAL STOCKHOLDERS’ EQUITY	3,740,067	2,272,480
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,236,126	$6,123,377

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$4,549,578	$1,968,155	$13,266,243	$5,794,254

Cost of revenue	4,423,060	1,859,615	12,901,683	5,520,109
Gross profit	126,518	108,540	364,560	274,145

Equity in earnings of joint ventures	27,776	5,896	76,328	49,415
General and administrative expenses	(24,418)	(15,067)	(88,553)	(65,361)
Acquisition and integration expense	(88,495)	(7,837)	(318,557)	(7,837)
Income from operations	41,381	91,532	33,778	250,362

Other income	10,128	1,034	11,669	856
Interest expense	(60,220)	(9,797)	(239,581)	(30,722)
(Loss) income before income tax expense	(8,711)	82,769	(194,134)	220,496

Income tax (benefit) expense	(8,464)	13,677	(96,424)	52,367
Net (loss) income	(247)	69,092	(97,710)	168,129
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(16,945)	148	(58,191)	(2,301)
Net (loss) income attributable to AECOM	$(17,192)	$69,240	$(155,901)	$165,828

Net (loss) income attributable to AECOM per share:
Basic	$(0.11)	$0.71	$(1.05)	$1.71
Diluted	$(0.11)	$0.70	$(1.05)	$1.69

Weighted average shares outstanding:
Basic	151,697	97,483	148,214	96,933
Diluted	151,697	98,956	148,214	98,295

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net (loss) income	$(247)	$69,092	$(97,710)	$168,129
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	1,667	(1,338)	(3,574)	(644)
Foreign currency translation adjustments	46,683	22,406	(190,933)	(1,231)
Pension adjustments, net of tax	(3,825)	(1,745)	9,954	(2,351)
Other comprehensive income (loss), net of tax	44,525	19,323	(184,553)	(4,226)
Comprehensive income (loss), net of tax	44,278	88,415	(282,263)	163,903
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(17,135)	140	(55,594)	(1,727)
Comprehensive income (loss) attributable to AECOM, net of tax	$27,143	$88,555	$(337,857)	$162,176

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(97,710)	$168,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451,144	70,470
Equity in earnings of unconsolidated joint ventures	(76,328)	(49,415)
Distribution of earnings from unconsolidated joint ventures	108,139	18,194
Non-cash stock compensation	71,790	25,986
Prepayment penalty on unsecured senior notes	55,639	—
Excess tax benefit from share-based payment	(3,632)	(626)
Foreign currency translation	(2,867)	1,933
Write-off of debt issuance costs	8,997	—
Other	(9,112)	2,840
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	245,976	(23,675)
Prepaid expenses and other assets	(79,827)	(1,110)
Accounts payable	77,889	(31,246)
Accrued expenses and other current liabilities	(147,453)	11,020
Billings in excess of costs on uncompleted contracts	(63,062)	12,234
Other long-term liabilities	(53,179)	(12,469)
Income taxes payable	—	(6,556)
Net cash provided by operating activities	486,404	185,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,289,150)	(659)
Cash acquired from consolidation of joint venture	—	18,955
Net investment in unconsolidated joint ventures	(13,870)	(50,395)
(Purchase) sale of investments	(12,769)	2,871
Payments for capital expenditures, net of disposals	(59,256)	(49,578)
Net cash used in investing activities	(3,375,045)	(78,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,634,495	1,395,788
Repayments of borrowings under credit agreements	(4,040,352)	(1,523,382)
Issuance of unsecured senior notes	1,600,000	—
Prepayment penalty on unsecured senior notes	(55,639)	—
Cash paid for debt and equity issuance costs	(87,852)	(2,588)
Proceeds from issuance of common stock	13,554	9,793
Proceeds from exercise of stock options	7,973	9,077
Payments to repurchase common stock	(22,817)	(34,577)
Excess tax benefit from share-based payment	3,632	626
Net distributions to noncontrolling interests	(101,019)	(28,779)
Other financing activities	(11,448)	(18,847)
Net cash provided by (used) in financing activities	2,940,527	(192,889)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,174)	(4,544)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,712	(90,530)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	574,188	600,677
CASH AND CASH EQUIVALENTS AT END OF PERIOD	605,900	510,147

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$1,554,912	$—
Debt assumed from acquisitions	$567,656	$—

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

In connection with the Company’s acquisition of URS Corporation (URS), the Company has realigned its reportable segments from two to three segments to reflect the operations of the combined company. The Company now operates in three reportable segments, as described in more detail in Note 16 — Reportable Segments.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report.

The Company has revised comparative segment information that was contained in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2014, to reflect the new global business segment structure. The adjusted segment information constitutes a reclassification and has no impact on reported net income or earnings per share for preceding periods. This change does not restate information previously reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of stockholders’ equity, or consolidated statements of cash flows for the Company for preceding periods.

The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2015.

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

In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance will be effective for the Company’s fiscal year beginning October 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company has selected the modified retrospective transition method, in which the Company will recognize the cumulative effect as of the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.

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

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset.  The guidance requires retrospective application and represents a change in accounting principle. The Company does not expect the guidance to have a material impact on its consolidated financial statements, as the application of this guidance affects classification only. This guidance will be effective for the Company’s fiscal year beginning October 1, 2017.

In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity’s fiscal year-end date and apply that practical expedient consistently from year to year. Should the Company elect to adopt this guidance, it does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements. This guidance will be effective for the Company’s fiscal year beginning October 1, 2017.

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

The following summarizes the estimated fair values of URS assets acquired and liabilities assumed (in millions), as of the acquisition date:

Cash and cash equivalents	$284.8
Accounts receivable	2,549.9
Prepaid expenses and other current assets	398.9
Property and equipment	581.6
Identifiable intangible assets:
Customer relationships, contracts and backlog	961.0
Tradename	7.8
Total identifiable intangible assets	968.8
Goodwill	3,959.9
Other non-current assets	330.3
Accounts payable	(650.0)
Accrued expenses and other current liabilities	(1,301.7)
Billings in excess of costs on uncompleted contracts	(363.7)
Current portion of long-term debt	(47.4)
Other long-term liabilities	(439.8)
Pension benefit obligations	(406.3)
Long-term debt	(520.2)
Noncontrolling interests	(224.5)
Net assets acquired	$5,120.6

Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, and have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years). Other intangible assets primarily consist of the fair value of office leases.

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets, property and equipment, deferred tax assets and liabilities, contingent liabilities, long-term leases, or acquired contracts. The final fair value of net assets acquired will result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. Accrued expenses and other current liabilities above include URS project liabilities and approximately $220 million related to estimated URS legal settlements and uninsured legal damages; see Note 15, Commitments and Contingencies including legal matters related to former URS affiliates.

The following presents summarized unaudited pro forma operating results assuming that the Company had acquired URS at October 1, 2013. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred.

	Nine Months Ended
	June 30, 2015	June 30, 2014
	(in millions)
Revenue	$13,587	$13,612
Income from continuing operations	323	93
Net income (loss)	213	(36)
Net income (loss) attributable to AECOM	143	(76)

Net income (loss) attributable to AECOM per share:
Basic	$0.94	$(0.50)
Diluted	$0.94	$(0.50)

Since the acquisition date, URS contributed $6.4 billion in revenue and $102.1 million in income from operations during the nine months ended June 30, 2015. Amortization of intangible assets relating to URS was $76.7 million during the three months ended June 30, 2015 and $269.0 million during the nine months ended June 30, 2015 since the acquisition date. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $9.7 million and $(5.7) million, respectively, during the three months ended June 30, 2015 related to joint venture fair value adjustments and $27.6 million and $(20.8) million, respectively, during the nine months ended June 30, 2015 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. This margin fair value liability was $135.6 million at the acquisition date, and its carrying value was $75.3 million at June 30, 2015, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The Company anticipates the remaining liability will be recognized as revenue over the next five years. Revenue and the related income from operations related to the margin fair value liability recognized during the three and nine months ended June 30, 2015 was $6.1 million and $60.3 million, respectively.

Acquisition and integration expenses in the accompanying consolidated statements of operations comprised of the following (in millions):

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015

Severance and personnel costs	$35.1	$186.6
Professional service, real estate-related, and other expenses	53.4	132.0
Total	$88.5	$318.6

Three and Nine Months Ended June 30, 2014

Personnel costs	$2.5
Professional service and other expenses	5.3
Total	$7.8

Included in severance and personnel costs for the nine months ended June 30, 2015 was $86.0 million of severance expense, of which $53.0 million was paid as of June 30, 2015. All acquisition and integration expenses are classified within corporate, as presented in Note 16.

Interest expense in the accompanying consolidated statements of operations for the three and nine months ended June 30, 2015 included acquisition related financing expenses of $4.0 million and $76.0 million, respectively. The acquisition related financing expenses of $76.0 million recognized in interest expense for the nine months ended June 30, 2015 primarily consisted of a $55.6 million penalty from the prepayment of the Company’s unsecured senior notes, and $9.0 million related to the write-off of capitalized debt issuance costs from its unsecured senior notes, unsecured revolving credit facility, and unsecured term credit agreement.

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2015 were as follows:

	September 30, 2014	Acquired	Post- Acquisition Adjustments	Foreign Exchange Impact	June 30, 2015
	(in millions)
Design and Consulting Services	$1,479.2	$1,805.1	$5.5	$(67.6)	$3,222.2
Construction Services	276.9	393.0	13.7	(25.8)	657.8
Management Services	181.2	1,761.8	—	(19.0)	1,924.0
Total	$1,937.3	$3,959.9	$19.2	$(112.4)	$5,804.0

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2015 and September 30, 2014, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2015			September 30, 2014
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,219.9	$(466.8)	$753.1	$271.6	$(182.8)	$88.8	1 — 11
Trademark / tradename	16.4	(16.3)	0.1	9.3	(7.9)	1.4	0.3 — 2
Total	$1,236.3	$(483.1)	$753.2	$280.9	$(190.7)	$90.2

Amortization expense of acquired intangible assets included within cost of revenue was $292.4 million and $17.3 million for the nine months ended June 30, 2015 and 2014, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2015 and for the succeeding years:

Fiscal Year	(in millions)
2015 (three months remaining)	$93.5
2016	187.4
2017	98.1
2018	79.9
2019	74.6
Thereafter	219.7
Total	$753.2

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
	(in millions)
Billed	$2,324.4	$1,248.4
Unbilled	2,326.9	1,214.8
Contract retentions	413.3	263.9
Total accounts receivable—gross	5,064.6	2,727.1
Allowance for doubtful accounts	(79.3)	(72.1)
Total accounts receivable—net	$4,985.3	$2,655.0

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of June 30, 2015 and September 30, 2014 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2015 or September 30, 2014.

The Company has sold trade receivables to financial institutions, of which $227.0 million and $111.9 million was outstanding as of June 30, 2015 and September 30, 2014, respectively. The Company does not retain financial or legal obligations for these receivables that is expected to result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	June 30, 2015	September 30, 2014
	(in millions)
Current assets	$680.2	$314.1
Non-current assets	370.5	106.2
Total assets	$1,050.7	$420.3

Current liabilities	$459.5	$229.1
Non-current liabilities	11.1	—
Total liabilities	470.6	229.1

Total AECOM equity	324.9	116.6
Noncontrolling interests	255.2	74.6
Total owners’ equity	580.1	191.2
Total liabilities and owners’ equity	$1,050.7	$420.3

Total revenue of the consolidated joint ventures was $1,766.3 million and $380.2 million for the nine months ended June 30, 2015 and 2014, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	June 30, 2015	September 30, 2014
	(in millions)
Current assets	$1,421.0	$539.6
Non-current assets	549.3	273.7
Total assets	$1,970.3	$813.3

Current liabilities	$1,101.0	$397.9
Non-current liabilities	135.1	91.0
Total liabilities	1,236.1	488.9

Joint venturers’ equity	734.2	324.4
Total liabilities and joint venturers’ equity	$1,970.3	$813.3

AECOM’s investment in joint ventures	$326.6	$142.9

	Nine Months Ended
	June 30, 2015	June 30, 2014
	(in millions)
Revenue	$3,377.8	$1,455.3
Cost of revenue	3,195.7	1,416.2
Gross profit	$182.1	$39.1
Net income	$148.9	$39.1

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2015	June 30, 2014
	(in millions)
Pass through joint ventures	$18.4	$5.4
Other joint ventures	57.9	44.0
Total	$76.3	$49.4

Included in equity in earnings above, the Company recorded a $37.4 million gain upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the quarter ended December 31, 2013. The Company obtained control of the joint venture through modifications to the joint venture’s operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture’s fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity that were consolidated at the acquisition date were $207.8 million and $48.1 million, respectively. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company’s consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company’s Design and Consulting Services segment.

6.              Pension Benefit Obligations

The following table details the components of net periodic cost for the Company’s pension plans for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended				Nine months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic cost:
Service costs	$1.8	$0.3	$—	$0.2	$5.0	$0.8	$—	$0.5
Interest cost on projected benefit obligation	7.3	12.0	1.9	7.1	21.0	34.9	5.7	20.8
Expected return on plan assets	(7.6)	(12.5)	(2.1)	(6.6)	(21.9)	(36.7)	(6.3)	(19.5)
Amortization of prior service costs	—	(0.1)	—	(0.1)	—	(0.1)	—	(0.2)
Amortization of net loss	1.1	1.4	1.0	1.2	3.3	4.5	3.0	3.7
Settlement loss recognized	—	—	—	—	—	0.4	—	—
Net periodic (benefit) cost	$2.6	$1.1	$0.8	$1.8	$7.4	$3.8	$2.4	$5.3

The total amounts of employer contributions paid for the nine months ended June 30, 2015 were $34.8 million for U.S. plans and $17.3 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2015 are $2.8 million for U.S. plans and $6.3 million for non-U.S. plans. The aggregate pension deficit was $592.1 million and $221.3 million as of June 30, 2015 and September 30, 2014, respectively. The long-term portion of the aggregate pension deficit was $584.1 million and $220.7 million as of June 30, 2015 and September 30, 2014, respectively.

7.              Debt

Debt consisted of the following:

	June 30, 2015	September 30, 2014
	(in millions)
Secured term credit agreement	$2,579.6	$—
2014 Senior Notes	1,600.0	—
URS Senior Notes	429.8	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	163.7	27.6
Total debt	4,773.1	1,004.0
Less: Current portion of debt and short-term borrowings	(170.6)	(64.4)
Long-term debt, less current portion	$4,602.5	$939.6

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2015:

Fiscal Year
2015 (three months remaining)	$54.3
2016	155.2
2017	329.4
2018	124.0
2019	86.8
Thereafter	4,023.4
Total	$4,773.1

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the acquisition of URS.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ended on March 31, 2015. The Company’s Consolidated Leverage Ratio was 4.5 at June 30, 2015. As of June 30, 2015, the Company was in compliance with the covenants of its Credit Agreement.

At June 30, 2015 and September 30, 2014, outstanding standby letters of credit totaled $73.9 million and $12.1 million, respectively, under the Company’s revolving credit facilities. As of June 30, 2015 and September 30, 2014, the Company had $976.1 million and $1,037.9 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of June 30, 2015, the estimated fair market value of the Company’s 2014 Senior Notes was approximately $1,628.0 million. The fair value of the Company’s Notes as of June 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

In connection with the offering of the Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (Exchange Offer) to exchange the Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to (except certain transfer restrictions, registration rights and additional interest provisions relating to the Notes will not apply to the new notes), and in the same aggregate principal amount as the Notes, (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following October 6, 2014 (or if such 390th day is not a business day, the next succeeding business day

(Exchange Date)), (iii) cause the Exchange Offer registration statement to be effective continuously and keep the Exchange Offer open for a period not less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the Notes, and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date. The Company filed an initial registration statement on Form S-4 with the SEC on July 6, 2015.

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

The Company was in compliance with the covenants relating to its Notes as of June 30, 2015.

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

As of June 30, 2015, the estimated fair market value of the Company’s URS Senior Notes was approximately $421.0 million. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of June 30, 2015 was $429.8 million. The fair value of the Company’s URS Senior Notes as of June 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of June 30, 2015, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At June 30, 2015 and September 30, 2014, these outstanding standby letters of credit totaled $337.9 million and $301.0 million, respectively. As of June 30, 2015, the Company had $429.7 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on total debt, including the effects of the Company’s interest rate swap agreements, during the nine months ended June 30, 2015 and 2014 was 4.2% and 2.8%, respectively.

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

June 30, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.54%	September 2018(1)
300.0	1.63%	June 2018
250.0	0.95%	September 2015

(1) Effective date of October 5, 2015.

September 30, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015
200.0	0.68%	December 2014

The notional principal of foreign currency forward contracts to purchase Australian dollars (AUD) with U.S. dollars was AUD 102.6 million (or approximately $77.9 million) at June 30, 2015.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in cost of revenue for those instruments related to the provision of their respective services or in general and administrative expenses, along with the offsetting losses and gains of the related hedged items. The notional principal of foreign currency forward contracts to purchase U.S. dollars with foreign currencies was $95.6 million and $69.5 million at June 30, 2015 and September 30, 2014, respectively. The notional principal of foreign currency forward contracts to sell U.S. dollars for foreign currencies was $69.0 million and $71.5 million at June 30, 2015 and September 30, 2014, respectively. The notional principal of foreign currency forward contracts to purchase GBP with BRL was BRL 1.1 million (or approximately $0.4 million) at September 30, 2014 and there were none outstanding at June 30, 2015. The notional principal of foreign currency forward contracts to sell GBP for BRL was BRL 4.0 million (or approximately $1.3 million) at June 30, 2015 and there were none outstanding at September 30, 2014.

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

The fair values of our outstanding derivative instruments were as follows (in millions):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	Jun 30, 2015	Sep 30, 2014
Derivative assets
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other non-current asset	$—	$1.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.5	3.1
Total		$1.5	$4.8
Derivative liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$6.5	$4.8
Interest rate swap agreements	Other long-term liabilities	1.0	—
Foreign currency forward contracts	Accrued expenses and other current liabilities	1.4	—
Foreign currency forward contracts	Other long-term liabilities	1.0	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	0.9	3.7
Total		$10.8	$8.5

At June 30, 2015, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $7.5 million, of which $6.5 million is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At June 30, 2015, the effective portion of the Company’s foreign currency forward contracts designated as cash flow hedges before tax effect was $1.5 million, of which $0.8 million is expected to be reclassified from accumulated other comprehensive loss to cost of revenue within the next 12 months.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Decrease (Increase) in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Three Months Ended Jun 30,		Increase in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion) Nine Months Ended Jun 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	$1.7	$(2.9)	$(8.2)	$(3.2)
Foreign currency forward contracts	(1.0)	—	(2.4)	—

		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Three Months Ended Jun 30,		Losses Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) Nine Months Ended Jun 30,
	Location	2015	2014	2015	2014
Derivatives in cash flow hedging relationship:
Interest rate swap agreements	Interest expense	$(1.5)	$(0.7)	$(3.8)	$(2.3)
Foreign currency forward contracts	Cost of revenue	(0.5)	—	(0.9)	—

The losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements were immaterial during the three and nine months ended June 30, 2015 and 2014. The losses recognized in income due to amounts excluded from effectiveness testing from the Company’s foreign currrency forward contracts were $0.3 million for both the three and nine months ended June 30, 2015 and immaterial for the three and nine months ended June 30, 2014.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Three Months Ended Jun 30,		Gains / (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1) Nine Months Ended Jun 30,
	Location	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	General and administrative expenses	$2.4	$0.6	$2.4	$—
		$2.4	$0.6	$2.4	$—

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

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the nine months ended June 30, 2015 and 2014, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) in millions:

	June 30, 2015	Quoted Prices in Active Markets for Similar Assets (Level 2)

Foreign currency forward contracts	$1.5	$1.5
Total assets	$1.5	$1.5

Interest rate swap agreements	$7.5	$7.5
Foreign currency forward contracts	3.3	3.3
Total liabilities	$10.8	$10.8

	September 30, 2014	Quoted Prices in Active Markets for Similar Assets (Level 2)
Interest rate swap agreements	$1.7	$1.7
Foreign currency forward contracts	3.1	3.1
Total assets	$4.8	$4.8

Interest rate swap agreements	$4.8	$4.8
Foreign currency forward contracts	3.7	3.7
Total liabilities	$8.5	$8.5

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

Stock option activity for the nine months ended June 30 was as follows:

	2015		2014
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	1.6	$27.69	1.6	$24.73
Options granted	—	—	0.6	31.62
Options exercised	(0.3)	25.02	(0.4)	22.99
Options forfeited or expired	—	—	(0.1)	26.86
Outstanding at June 30	1.3	28.22	1.7	27.57

Vested and expected to vest in the future as of June 30	1.3	$28.22	1.7	$27.57

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $32.32 and $29.32 during the nine months ended June 30, 2015 and 2014, respectively. The weighted average grant date fair value of restricted stock unit awards were $31.06 and $29.50 during the nine months ended June 30, 2015 and 2014, respectively. Included in the restricted stock unit grants during the nine months ended June 30, 2015 were 2.6 million restricted stock units with a grant date fair value of $30.04 that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to share-based payments was $98.1 million and $26.0 million during the nine months ended June 30, 2015 and 2014, respectively. Included in total compensation expense during the nine months ended June 30, 2015 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding was $145.4 million and $62.4 million as of June 30, 2015 and September 30, 2014, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $3.6 million and $0.6 million for the nine months ended June 30, 2015 and 2014, respectively, have been classified as financing cash inflows in the consolidated statements of cash flows.

11.       Income Taxes

The Company’s effective tax rate from continuing operations was 49.7% and 23.7% for the nine months ended June 30, 2015 and 2014, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the nine-month period ended June 30, 2015 were the impact of non-controlling interests in income of consolidated subsidiaries, state income tax benefits, the recognition of discrete items related to the extension of previously expired research and development credits and other energy related incentives, partially offset by an increase in certain non-deductible valuation allowances, transaction and other costs.

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

For the three-month periods ended December 31, 2014 and 2013, the six-month period ended March 31, 2014, and the nine-month period ended June 30, 2014, the Company utilized the estimated annual effective tax rate method in computing its interim tax provisions. The relationship between pre-tax accounting income and income tax for these periods allowed the Company to estimate the annual effective tax rate to be applied to year-to-date income in those periods.

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

12.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. For the nine months ended June 30, 2015 and 2014, options excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three and nine months ended June 30, 2015 excludes 1.6 million and 1.8 million, respectively, of potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in millions)
Denominator for basic earnings per share	151.7	97.5	148.2	96.9
Potential common shares	—	1.5	—	1.4
Denominator for diluted earnings per share	151.7	99.0	148.2	98.3

13.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2015	September 30, 2014
	(in millions)
Accrued salaries and benefits	$814.5	$400.6
Accrued contract costs	1,002.6	446.4
Other accrued expenses	295.9	117.6
	$2,113.0	$964.6

Accrued contract costs above include balances related to professional liability accruals of $236.4 million and $120.2 million as of June 30, 2015 and September 30, 2014, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

14.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2015 and 2014 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2015	$(203.3)	$(372.6)	$(7.0)	$(582.9)
Other comprehensive (loss) income before reclassification	(5.5)	46.4	0.4	41.3
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.8	—	—	1.8
Cash flow hedge losses, net of tax	—	—	1.2	1.2
Balances at June 30, 2015	$(207.0)	$(326.2)	$(5.4)	$(538.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	4.6	(188.4)	(6.4)	(190.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	5.4	—	—	5.4
Cash flow hedge losses, net of tax	—	—	2.8	2.8
Balances at June 30, 2015	$(207.0)	$(326.2)	$(5.4)	$(538.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2014	$(193.4)	$(89.4)	$(1.5)	$(284.3)
Other comprehensive (loss) income before reclassification	(3.3)	22.3	(1.6)	17.4
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.5	—	—	1.5
Cash flow hedge losses, net of tax	—	—	0.4	0.4
Balances at June 30, 2014	$(195.2)	$(67.1)	$(2.7)	$(265.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive loss before reclassification	(6.9)	(0.7)	(1.9)	(9.5)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	4.5	—	—	4.5
Cash flow hedge losses, net of tax	—	—	1.3	1.3
Balances at June 30, 2014	$(195.2)	$(67.1)	$(2.7)	$(265.0)

	Three Months Ended		Nine Months Ended
Amounts Reclassified from Accumulated Other Comprehensive Loss	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cash flow hedges(1)	$2.0	$0.7	$4.7	$2.3
Taxes	(0.8)	(0.3)	(1.9)	(1.0)
Cash flow hedges, net of tax	$1.2	$0.4	$2.8	$1.3

Actuarial losses(2)	$2.5	$2.2	$7.6	$6.5
Taxes	(0.7)	(0.7)	(2.2)	(2.0)
Actuarial losses, net of tax	$1.8	$1.5	$5.4	$4.5

(1)         This accumulated other comprehensive component is reclassified in Interest expense and Cost of revenue in our Consolidated Statements of Income. See Note 8, Derivative Financial Instruments, for more information.

(2)         This accumulated other comprehensive component is reclassified in Cost of revenue and General and administrative expenses in our Consolidated Statements of Income. See Note 6, Pension Benefit Obligations, for more information.

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

The Company and its affiliates are involved in various investigations, audits, claims and lawsuits arising in the normal course of business. The Company is not always aware that it is under investigation, or of its status in such matters, but currently is aware of certain pending investigations, including the matters described below. In the opinion of management, based on current information and discussions with counsel, with the exception of matters noted below, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated balance sheet or statements of income or cash flows. The Company is not always aware that it or its’ affiliates are under investigation, or of the status of such matters, but the Company is currently aware of certain pending investigations, including the matters described below.

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At June 30, 2015, the Company was contingently liable in the amount of approximately $411.8 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment and performance guarantees.

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

All of the lawsuits claim damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast. The RCM Applicants have claimed damages of approximately $1.68 billion Australian dollars (including interest, as of March 31, 2014). The damages claimed by Portigon AG as of June 17, 2014 were also recently quantified at approximately $76 million Australian dollars (including interest). The Company believes this claim is duplicative of damages already included in the RCM Applicants’ claim to the extent Portigon receives a portion of the RCM Applicants’ recovery. The class action applicants claim that they represent investors who acquired approximately $155 million Australian dollars of securities. On July 10, 2015, AECOM Australia, the RCM Applicants and Portigon AG entered into a Deed of Release settling the respective lawsuits.

AECOM Australia disputes the claimed entitlements to damages asserted by the remaining class action lawsuit and will continue to defend this matter vigorously; AECOM Australia cannot provide assurance that it will be successful in these efforts. The potential range of loss and the resolution of this matter cannot be determined at this time and could have a material adverse effect on AECOM Australia and the results of its operations.

DOE Hanford Nuclear Reservation

URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC, affiliates of URS, perform services under multiple contracts (including under the Waste Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE’s Hanford nuclear reservation that have been subject to various government investigations or litigation:

•      Waste Treatment Plant government investigation:  The federal government is conducting an investigation into our affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant.

•      Tank Farms government investigation:  The federal government is conducting an investigation regarding the time keeping of employees at our joint venture, Washington River Protection Solutions LLC, when the joint venture took over as the prime contractor from another federal contractor.

•      Tank Farms government investigation:  The federal government is conducting an investigation into the circumstances surrounding the response of our joint venture, Washington River Protection Solutions LLC, to a leak within the tank farms of the Hanford nuclear reservation.

•      River Corridor litigation:  The federal government has partially intervened in a false claims act complaint filed in the Eastern District of Washington on December 2013 challenging our joint venture, Washington Closure Hanford LLC, and its contracting procedures under the Small Business Act.

•  Waste Treatment Plant whistleblower and employment claims:  Two former employees have each filed employment related claims against our affiliate, URS Energy & Construction, seeking restitution for alleged retaliation and wrongful termination.

URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC dispute these investigations and claims and intend to continue to defend these matters vigorously; however, URS Energy and Construction,

Washington River Protection Solutions LLC and Washington Closure Hanford LLC cannot provide assurances that they will be successful in these efforts. The resolution of these matters cannot be determined at this time and could have a material adverse effect on the Company’s results of operations and cash flows.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended June 30, 2015:
Revenue	$1,993.5	$1,704.4	$851.6	$—	$4,549.5
Gross profit	101.1	(10.4)	35.9	—	126.6
Equity in earnings of joint ventures	3.0	6.4	18.3	—	27.7
General and administrative expenses	—	—	—	(24.4)	(24.4)
Acquisition and integration expenses	—	—	—	(88.5)	(88.5)
Operating income	104.1	(4.0)	54.2	(112.9)	41.4

Gross profit as a % of revenue	5.1%	(0.6)%	4.2%	—	2.8%

Three Months Ended June 30, 2014:
Revenue	$1,339.8	$413.6	$214.8	$—	$1,968.2
Gross profit	92.7	4.4	11.4	—	108.5
Equity in earnings of joint ventures	1.0	1.2	3.8	—	6.0
General and administrative expenses	—	—	—	(15.1)	(15.1)
Acquisition and integration expenses	—	—	—	(7.8)	(7.8)
Operating income	93.7	5.6	15.2	(22.9)	91.6

Gross profit as a % of revenue	6.9%	1.1%	5.3%	—	5.5%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Nine Months Ended June 30, 2015:
Revenue	$5,921.1	$4,879.6	$2,465.5	$—	$13,266.2
Gross profit	200.4	27.5	136.7	—	364.6
Equity in earnings of joint ventures	3.1	16.9	56.3	—	76.3
General and administrative expenses	—	—	—	(88.5)	(88.5)
Acquisition and integration expenses	—	—	—	(318.6)	(318.6)
Operating income	203.5	44.4	193.0	(407.1)	33.8

Gross profit as a % of revenue	3.4%	0.6%	5.5%	—	2.7%

Nine Months Ended June 30, 2014:
Revenue	$3,948.1	$1,181.2	$665.0	$—	$5,794.3
Gross profit	223.0	15.4	35.7	—	274.1
Equity in earnings of joint ventures	33.4	3.3	12.8	—	49.5
General and administrative expenses	—	—	—	(65.4)	(65.4)
Acquisition and integration expenses	—	—	—	(7.8)	(7.8)
Operating income	256.4	18.7	48.5	(73.2)	250.4

Gross profit as a % of revenue	5.6%	1.3%	5.4%	—	4.7%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total

Total assets
June 30, 2015	$7,232.7	$3,182.2	$3,186.7	$634.5	$14,236.1
September 30, 2014	4,064.5	1,256.4	437.5	365.0	6,123.4

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

Overview

We are a leading provider of professional technical and management support services for public and private clients around the world. We provide our services in a broad range of end markets.

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

Recent commodity price declines have negatively impacted our oil and gas business and have impacted North American oil and gas clients’ investment decisions for projects with higher breakeven costs resulting in some construction contracts being deferred, suspended or terminated.

Federal highway and public transportation legislation has been subject to uncertainty caused by a number of short term extensions by Congress that have negatively impacted the long term transportation investment decisions of our clients; however, we expect that any passage of a long term federal highway and public transportation bill will positively impact our transportation services business.

In January 2015, we were informed that our joint venture responsible for managing the United Kingdom Sellafield nuclear site would transition control back to the United Kingdom government.

Results of Operations

Three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenue	$4,549.5	$1,968.2	$2,581.3	131.2%	$13,266.2	$5,794.3	$7,471.9	129.0%
Cost of revenue	4,422.9	1,859.7	2,563.2	137.8	12,901.6	5,520.2	7,381.4	133.7
Gross profit	126.6	108.5	18.1	16.7	364.6	274.1	90.5	33.0
Equity in earnings of joint ventures	27.7	6.0	21.7	361.7	76.3	49.5	26.8	54.1
General and administrative expenses	(24.4)	(15.1)	(9.3)	61.6	(88.5)	(65.4)	(23.1)	35.3
Acquisition and integration expenses	(88.5)	(7.8)	(80.7)	1,034.6	(318.6)	(7.8)	(310.8)	3,984.6
Income from operations	41.4	91.6	(50.2)	(54.8)	33.8	250.4	(216.6)	(86.5)
Other income	10.1	1.0	9.1	910.0	11.7	0.8	10.9	1,362.5
Interest expense	(60.2)	(9.8)	(50.4)	514.3	(239.6)	(30.7)	(208.9)	680.5
(Loss) income before income tax (benefit) expense	(8.7)	82.8	(91.5)	(110.5)	(194.1)	220.5	(414.6)	(188.0)
Income tax (benefit) expense	(8.5)	13.7	(22.2)	(162.0)	(96.4)	52.4	(148.8)	(284.0)
Net (loss) income	(0.2)	69.1	(69.3)	(100.3)	(97.7)	168.1	(265.8)	(158.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(17.0)	0.1	(17.1)	n/m	(58.2)	(2.3)	(55.9)	2,430.4
Net (loss) income attributable to AECOM	$(17.2)	$69.2	$(86.4)	(124.9)%	$(155.9)	$165.8	$(321.7)	(194.0)%

*  n/m — not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	97.2	94.5	97.3	95.3
Gross profit	2.8	5.5	2.7	4.7
Equity in earnings of joint ventures	0.6	0.3	0.6	0.9
General and administrative expense	(0.6)	(0.7)	(0.6)	(1.2)
Acquisition and integration expenses	(1.9)	(0.4)	(2.4)	(0.1)
Income from operations	0.9	4.7	0.3	4.3
Other income	0.2	0.1	0.1	—
Interest expense	(1.3)	(0.6)	(1.9)	(0.5)
(Loss) income before income tax (benefit) expense	(0.2)	4.2	(1.5)	3.8
Income tax (benefit) expense	(0.2)	0.7	(0.8)	0.9
Net (loss) income	—	3.5	(0.7)	2.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	—	(0.5)	—
Net (loss) income attributable to AECOM	(0.4)%	3.5%	(1.2)%	2.9%

Revenue

Our revenue for the three months ended June 30, 2015 increased $2,581.3 million, or 131.2%, to $4,549.5 million as compared to $1,968.2 million for the corresponding period last year. Revenue provided by acquired companies was $2,509.0 million for the three months ended June 30, 2015. Excluding the revenue provided by acquired companies, revenue increased $72.3 million, or 3.7%, from the three months ended June 30, 2014.

Our revenue for the nine months ended June 30, 2015 increased $7,471.9 million, or 129.0%, to $13,266.2 million as compared to $5,794.3 million for the corresponding period last year. Revenue provided by acquired companies was $7,256.7 million for the nine months ended June 30, 2015. Excluding the revenue provided by acquired companies, revenue increased $215.2 million, or 3.7%, from the nine months ended June 30, 2014.

The increase in revenue, excluding revenue provided by acquired companies, for the three months ended June 30, 2015 was primarily attributable to an increase in the CS segment of $222.6 million from construction management services provided on  high-rise buildings in the city of New York, and an increase in the DCS Europe, Middle East and Africa (EMEA) region  of approximately $40 million. These increases were partially offset by a negative foreign currency impact of $70 million primarily due to the strengthening of the U.S. dollar against the Australian and Canadian dollars, the British pound, and the Russian ruble, coupled with a decrease in the DCS Americas region of approximately $50 million across its end markets, a decrease in the DCS Asia Pacific region of approximately $40 million, and a decrease in the MS segment of $26.9 million.

The increase in revenue, excluding revenue provided by acquired companies, for the nine months ended June 30, 2015 was primarily attributable to an increase in the CS segment of $539.3 million from construction management services provided on high-rise buildings in the city of New York, and an increase in the DCS EMEA region of approximately $130 million. These increases were partially offset by a negative foreign currency impact of $170 million primarily due to the strengthening of the U.S. dollar against the Australian and Canadian dollars, the British pound, and the Russian ruble, coupled with a decrease in the DCS Americas region of $150 million across its end markets, a decrease in the MS segment of $80.3 million, and a decrease in the DCS Asia Pacific region of approximately $50 million.

Gross Profit

Our gross profit for the three months ended June 30, 2015 increased $18.1 million, or 16.7%, to $126.6 million as compared to $108.5 million for the corresponding period last year. Gross profit provided by acquired companies was $45.1 million for the three months ended June 30, 2015, net of $78.8 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit decreased $27.0 million, or 24.9%, from the three months ended June 30, 2014. For the three months ended June 30, 2015, gross profit, as a percentage of revenue decreased to 2.8% from 5.5% in the three months ended June 30, 2014.

Our gross profit for the nine months ended June 30, 2015 increased $90.5 million, or 33.0%, to $364.6 million as compared to $274.1 million for the corresponding period last year. Gross profit provided by acquired companies was $104.3 million for the nine months ended June 30, 2015, net of $275.9 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit decreased $13.8 million, or 0.5%, from the nine months ended June 30, 2014. For the nine months ended June 30, 2015, gross profit, as a percentage of revenue decreased to 2.7% from 4.7% in the nine months ended June 30, 2014.

The decrease in gross profit, excluding gross profit provided by acquired companies, for the three and nine months ended June 30, 2015 was due to the factors impacting our segments as described below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2015 increased $21.7 million, or 361.7%, to $27.7 million as compared to $6.0 million in the corresponding period last year. Equity in earnings of joint ventures provided by acquired companies was $19.2 million for the three months ended June 30, 2015. Excluding the equity in earnings of joint ventures provided by acquired companies, equity earnings of joint ventures increased $2.5 million, or 41.7%, from the three months ended June 30, 2014.

Our equity in earnings of joint ventures for the nine months ended June 30, 2015 increased $26.8 million, or 54.1%, to $76.3 million as compared to $49.5 million in the corresponding period last year. Equity in earnings of joint ventures provided by acquired companies was $60.4 million for the nine months ended June 30, 2015. Excluding the equity in earnings of joint ventures provided by acquired companies, equity earnings of joint ventures decreased $33.6 million, or 67.9%, from the nine months ended June 30, 2014.

The decrease in equity in earnings of joint ventures, excluding the equity in earnings of joint ventures provided by acquired companies, for the nine months ended June 30, 2015 was primarily due to a prior period $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in the Company’s DCS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 5 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2015 increased $9.3 million, or 61.6%, to $24.4 million as compared to $15.1 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.6% from 0.7% in the three months ended June 30, 2014.

Our general and administrative expenses for the nine months ended June 30, 2015 increased $23.1 million, or 35.3%, to $88.5 million as compared to $65.4 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.6% from 1.2% in the nine months ended June 30, 2014.

The increase in our general and administrative expenses for the three and nine months ended June 30, 2015 was primarily as a result of increased personnel and related costs associated with the acquisition of URS.

Acquisition and Integration Expenses

Acquisition and integration expenses comprised of the following (in millions):

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Severance and personnel costs	$35.1	$186.6
Professional service, real estate-related, and other expenses	53.4	132.0
Total	$88.5	$318.6

Three and Nine Months Ended June 30, 2014

Personnel costs	$2.5
Professional service and other expenses	5.3
Total	$7.8

Other Income

Other income for the three months ended June 30, 2015 was $10.1 million compared to $1.0 million for the corresponding period last year. Other income for the nine months ended June 30, 2015 was $11.7 million compared to $0.8 million for the corresponding period last year.

The increase in other income for the three and nine months ended June 30, 2015 was primarily due to increased earnings from investments.

Interest Expense

Our interest expense for the three months ended June 30, 2015 increased to $60.2 million as compared to $9.8 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2015 increased to $239.6 million as compared to $30.7 million for the corresponding period last year.

The increases in interest expense for the three and nine months ended June 30, 2015 were primarily due to a $55.6 million penalty upon prepayment of unsecured senior notes, the increase in interest expense generated by the $3.8 billion increase in debt due to the acquisition of URS, and the write-off of capitalized debt issuance costs from our previous debt facilities.

Income Tax Benefit / Expense

Our income tax benefit for the three months ended June 30, 2015 was $8.5 million compared to income tax expense of $13.7 million for the corresponding period last year.

Our income tax benefit for the nine months ended June 30, 2015 was $96.4 million compared to income tax expense of $52.4 million for the corresponding period last year.

The decreases in income tax expense for the three and nine months ended June 30, 2015 were primarily due to lower overall pretax income, the effect of non-controlling interests in income of consolidated subsidiaries, a change in the geographical mix of earnings, energy-related tax incentives, and an incremental tax benefit related to the reinstatement of expiring tax provisions during the period.

Net Loss / Income Attributable to AECOM

The factors described above resulted in net loss attributable to AECOM of $17.2 million and $155.9 million for the three and nine months ended June 30, 2015, respectively, as compared to net income attributable to AECOM of $69.2 million and $165.8 million for the three and nine months ended June 30, 2014, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)
Revenue	$1,993.5	$1,339.8	$653.7	48.8%	$5,921.1	$3,948.1	$1,973.0	50.0%
Cost of revenue	1,892.4	1,247.1	645.3	51.7	5,720.7	3,725.1	1,995.6	53.6
Gross profit	$101.1	$92.7	$8.4	9.1%	$200.4	$223.0	$(22.6)	(10.1)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.9	93.1	96.6	94.4
Gross profit	5.1%	6.9%	3.4%	5.6%

Revenue

Revenue for our DCS segment for the three months ended June 30, 2015 increased $653.7 million, or 48.8%, to $1,993.5 million as compared to $1,339.8 million for the corresponding period last year. Revenue provided by acquired companies was $777.0 million for the three months ended June 30, 2015. Excluding revenue provided by acquired companies, revenue decreased $123.3 million, or 9.2%, from the three months ended June 30, 2014.

Revenue for our DCS segment for the nine months ended June 30, 2015 increased $1,973.0 million, or 50.0%, to $5,921.1 million as compared to $3,948.1 million for the corresponding period last year. Revenue provided by acquired companies was $2,216.8 million for the nine months ended June 30, 2015. Excluding revenue provided by acquired companies, revenue decreased $243.8 million, or 6.2%, from the nine months ended June 30, 2014.

The decrease in revenue, excluding revenue provided by acquired companies, for the three months ended June 30, 2015 was primarily attributable to a negative foreign currency impact of $70 million primarily due to the strengthening of the U.S. dollar against the Australian and Canadian dollars, the British pound, and the Russian ruble. The decrease in revenue was also due to a decrease in the Americas region of approximately $50 million across its end markets, and a decrease in the Asia Pacific region of approximately $40 million, partially offset by an increase in the EMEA region of approximately $40 million.

The decrease in revenue, excluding revenue provided by acquired companies, for the nine months ended June 30, 2015 was primarily attributable to a negative foreign currency impact of $170 million primarily due to the strengthening of the U.S. dollar against the Australian and Canadian dollars, the British pound, and the Russian ruble. The decrease in revenue was also due to a decrease in the Americas region of approximately $150 million across its end markets, and a decrease in the Asia Pacific region of approximately $50 million, partially offset by an increase in the EMEA region of approximately $130 million.

Gross Profit

Gross profit for our DCS segment for the three months ended June 30, 2015 increased $8.4 million, or 9.1%, to $101.1 million as compared to $92.7 million for the corresponding period last year. Gross profit provided by acquired companies was $28.9 million for the three months ended June 30, 2015, net of $36.8 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit decreased $20.5 million, or 22.1%, from the three months ended June 30, 2014. As a percentage of revenue, gross profit decreased to 5.1% of revenue for the three months ended June 30, 2015 from 6.9% in the corresponding period last year.

Gross profit for our DCS segment for the nine months ended June 30, 2015 decreased $22.6 million, or 10.1%, to $200.4 million as compared to $223.0 million for the corresponding period last year. Gross loss provided by acquired companies was $6.5 million for the nine months ended June 30, 2015, net of $135.2 million of associated intangible amortization expense. Excluding gross loss provided by acquired companies, gross profit decreased $16.1 million, or 7.2%, from the nine months ended June 30, 2014. As a percentage of revenue, gross profit decreased to 3.4% of revenue for the nine months ended June 30, 2015 from 5.6% in the corresponding period last year.

The decrease in gross profit, excluding gross profit and loss provided by acquired companies, for the three and nine months ended June 30, 2015, respectively, was primarily due to the decrease in revenue in the Americas region as discussed above.

Construction Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)
Revenue	$1,704.4	$413.6	$1,290.8	312.1%	$4,879.6	$1,181.2	$3,698.4	313.1%
Cost of revenue	1,714.8	409.2	1,305.6	319.1	4,852.1	1,165.8	3,686.3	316.2
Gross (loss) profit	$(10.4)	$4.4	$(14.8)	(336.4)%	$27.5	$15.4	$12.1	78.6%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	100.6	98.9	99.4	98.7
Gross profit	(0.6)%	1.1%	0.6%	1.3%

Revenue

Revenue for our CS segment for the three months ended June 30, 2015 increased $1,290.8 million, or 312.1%, to $1,704.4 million as compared to $413.6 million for the corresponding period last year. Revenue provided by acquired companies was $1,068.2 million for the three months ended June 30, 2015. Excluding revenue provided by acquired companies, revenue increased $222.6 million, or 53.8%, from the three months ended June 30, 2014.

Revenue for our CS segment for the nine months ended June 30, 2015 increased $3,698.4 million, or 313.1%, to $4,879.6 million as compared to $1,181.2 million for the corresponding period last year. Revenue provided by acquired companies was $3,159.1 million for the nine months ended June 30, 2015. Excluding revenue provided by acquired companies, revenue increased $539.3 million, or 45.7%, from the nine months ended June 30, 2014.

The increases in revenue, excluding revenue provided by acquired companies, for the three and nine months ended June 30, 2015 were primarily attributable to construction management services provided on high-rise buildings in the city of New York. Revenues provided by acquired companies in the three and nine months ended June 30, 2015 were negatively impacted by weak oil, gas, and power trends.

Gross (Loss) Profit

Gross profit for our CS segment for the three months ended June 30, 2015 decreased $14.8 million, or 336.4%, to a gross loss of $10.4 million as compared to a gross profit of $4.4 million for the corresponding period last year. Gross loss provided by acquired companies was $12.2 million for the three months ended June 30, 2015, net of $13.5 million of associated intangible amortization expense. Excluding gross loss provided by acquired companies, gross profit decreased $2.6 million, or 59.1%, from the three months ended June 30, 2014. As a percentage of revenue, gross loss was 0.6% of revenue for the three months ended June 30, 2015 compared to gross profit of 1.1% in the corresponding period last year.

Gross profit for our CS segment for the nine months ended June 30, 2015 increased $12.1 million, or 78.6%, to $27.5 million as compared to $15.4 million for the corresponding period last year. Gross profit provided by acquired companies was $6.1 million for the nine months ended June 30, 2015, net of $61.9 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit increased $6.0 million, or 39.0%, from the nine months ended June 30, 2014. As a percentage of revenue, gross profit decreased to 0.6% of revenue for the nine months ended June 30, 2015 from 1.3% in the corresponding period last year.

The increase in gross profit, excluding gross profit provided by acquired companies, for the nine months ended June 30, 2015 was primarily attributable to the construction of high-rise buildings in the city of New York. Gross loss and gross profit provided by acquired companies in the three and nine months ended June 30, 2015, respectively, was negatively impacted by weak oil, gas, and power trends.

Management Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)
Revenue	$851.6	$214.8	$636.8	296.5%	$2,465.5	$665.0	$1,800.5	270.8%
Cost of revenue	815.7	203.4	612.3	301.0	2,328.8	629.3	1,699.5	270.1
Gross profit	$35.9	$11.4	$24.5	214.9%	$136.7	$35.7	$101.0	282.9%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.8	94.7	94.5	94.6
Gross profit	4.2%	5.3%	5.5%	5.4%

Revenue

Revenue for our MS segment for the three months ended June 30, 2015 increased $636.8 million, or 296.5%, to $851.6 million as compared to $214.8 million for the corresponding period last year. Revenue provided by acquired companies was $663.8 million for the three months ended June 30, 2015. Excluding the revenue provided by acquired companies, revenue decreased $27.0 million, or 12.6%, from the three months ended June 30, 2014.

Revenue for our MS segment for the nine months ended June 30, 2015 increased $1,800.5 million, or 270.8%, to $2,465.5 million as compared to $665.0 million for the corresponding period last year. Revenue provided by acquired companies was $1,880.8 million for the nine months ended June 30, 2015. Excluding the revenue provided by acquired companies, revenue decreased $80.3 million, or 12.1%, from the nine months ended June 30, 2014.

The decreases in revenue, excluding the revenue provided by acquired companies, for the three and nine months ended June 30, 2015 were primarily due to decreased services provided to the U.S. government in the Middle East and Africa.

Gross Profit

Gross profit for our MS segment for the three months ended June 30, 2015 increased $24.5 million, or 214.9%, to $35.9 million as compared to $11.4 million for the corresponding period last year. Gross profit provided by acquired companies was $28.4 million for the three months ended June 30, 2015, net of $28.5 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit decreased $3.9 million, or 34.2%, from the three months ended June 30, 2014. As a percentage of revenue, gross profit decreased to 4.2% of revenue for the three months ended June 30, 2015 from 5.3% in the corresponding period last year.

Gross profit for our MS segment for the nine months ended June 30, 2015 increased $101.0 million, or 282.9%, to $136.7 million as compared to $35.7 million for the corresponding period last year. Gross profit provided by acquired companies was $104.7 million for the nine months ended June 30, 2015, net of $78.8 million of associated intangible amortization expense. Excluding gross profit provided by acquired companies, gross profit decreased $3.7 million, or 10.4%, from the nine months ended June 30, 2014. As a percentage of revenue, gross profit increased to 5.5% of revenue for the nine months ended June 30, 2015 from 5.4% in the corresponding period last year.

The decrease in gross profit, excluding gross profit provided by acquired companies for the nine months ended June 30, 2015 was primarily due to a $8 million net benefit recognized from the release of previously accrued Libya-related payroll tax accrual in the three months ended March 31, 2015, offset by an approximately $10 million benefit recognized in the three months ended December 31, 2013, from the collection of a previously reserved Libya-related project receivable.

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

The Company has generally not provided U.S. income taxes on undistributed foreign earnings as of June 30, 2015, except for recording a deferred tax liability of $108.9 million for historical pre-acquisition earnings of certain URS foreign subsidiaries. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these amounts.

At June 30, 2015, cash and cash equivalents were $605.9 million, an increase of $31.7 million, or 5.5%, from $574.2 million at September 30, 2014. The increase in cash and cash equivalents was primarily attributable to net proceeds from borrowings under credit agreements, issuance of unsecured senior notes, coupled with cash provided by operating activities, partially offset by payments for business acquisitions, net of cash acquired.

Net cash provided by operating activities was $486.4 million for the nine months ended June 30 2015, an increase of $300.7 million, or 161.9%, from $185.7 million for the nine months ended June 30, 2014. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the nine months ended June 30, 2015 provided a net benefit of $99.3 million as compared to $11.7 million during the nine months ended June 30, 2014. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to AECOM.

Net cash used in investing activities was $3,375.0 million for the nine months ended June 30, 2015, an increase of $3,296.2 million from $78.8 million for the nine months ended June 30, 2014. This increase was primarily attributable to increased payments for business acquisitions, net of cash acquired related to the acquisition of URS as more fully described in Note 3 to the accompanying financial statements. Payments for this acquisition were primarily in the form of cash paid to stockholders and the payment of URS debt.

Net cash provided by financing activities was $2,940.5 million for the nine months ended June 30, 2015, compared with net cash used in financing activities of $192.9 million for the nine months ended June 30, 2014. The increase was primarily attributable to debt issued to finance the acquisition of URS, as more fully described in Note 7 to the accompanying financial statements. Proceeds from this new debt during the nine months ended June 30, 2015 consisted primarily of the $1,721.7 million increase in net proceeds from borrowings under our credit agreements, coupled with $1,600.0 million of proceeds from the issuance of the 2014 Senior Notes.

URS Financing and Acquisition and Integration Expenses

During the nine months ended June 30, 2015, we incurred approximately $76.0 million of acquisition related financing expenses and $318.6 million of acquisition and integration expenses. The acquisition related financing expenses were recognized in interest expense and primarily consisted of a pre-payment penalty of $55.6 million, from the repayment of our unsecured senior notes, and

$9.0 million related to the write-off of capitalized debt issuance costs from our unsecured senior notes, unsecured revolving credit facility, and unsecured term credit agreement. Acquisition and integration expenses for the nine months ended June 30, 2015 is comprised of the following:

Severance and personnel costs	$186.6
Professional service, real estate-related, and other expenses	132.0
Total	$318.6

We expect to incur approximately $390 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests) and approximately $400 million of acquisition and integration expense and acquisition related financing expense in our fiscal year ended September 30, 2015.

Working Capital

Working capital, or current assets less current liabilities, increased $481.9 million, or 49.3%, to $1,460.2 million at June 30, 2015 from $978.3 million at September 30, 2014. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $2,025.0 million, or 89.0%, to $4,300.4 million at June 30, 2015 from $2,275.4 million at September 30, 2014.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 88 days at June 30, 2015 compared to the 85 days at September 30, 2014.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no significant net receivables related to contract claims as of June 30, 2015 and September 30, 2014. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	June 30, 2015	September 30, 2014
	(in millions)
Secured term credit agreement	$2,579.6	$—
2014 Senior Notes	1,600.0	—
URS Senior Notes	429.8	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	163.7	27.6
Total debt	4,773.1	1,004.0
Less: Current portion of debt and short-term borrowings	(170.6)	(64.4)
Long-term debt, less current portion	$4,602.5	$939.6

The following table presents, in millions, our scheduled maturities as of June 30, 2015:

Fiscal Year
2015 (three months remaining)	$54.3
2016	155.2
2017	329.4
2018	124.0
2019	86.8
Thereafter	4,023.4
Total	$4,773.1

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the acquisition of URS.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. Our Consolidated Leverage Ratio was 4.5 at June 30, 2015. As of June 30, 2015, we were in compliance with the covenants of the Credit Agreement.

At June 30, 2015 and September 30, 2014, outstanding standby letters of credit totaled $73.9 million and $12.1 million, respectively, under our revolving credit facilities. As of June 30, 2015 and September 30, 2014, we had $976.1 million and $1,037.9 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of our 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of June 30, 2015, the estimated fair market value of our 2014 Senior Notes was approximately $1,628.0 million. The fair value of our Notes as of June 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

In connection with the offering of the Notes, we and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (Exchange Offer) to exchange the Notes for a new series of our exchange notes having terms substantially identical in all material respects to (except certain transfer restrictions, registration rights and additional interest provisions relating to the Notes will not apply to the new notes), and in the same aggregate principal amount as the Notes, (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following October 6, 2014 (or if such 390th day is not a business day, the next succeeding business day (Exchange Date)), (iii) cause the Exchange Offer registration statement to be effective continuously and keep the Exchange Offer open for a period not less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the Notes, and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date. The Company filed an initial registration statement on Form S-4 with the SEC on July 6, 2015.

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

We were in compliance with the covenants relating to the Notes as of June 30, 2015.

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

As of June 30, 2015, the estimated fair market value of the URS Senior Notes was approximately $421.0 million. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of June 30, 2015 was $429.8 million. The fair value of the Company’s URS Senior Notes as of June 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of June 30, 2015, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At June 30, 2015 and September 30, 2014, these outstanding standby letters of credit totaled $337.9 million and $301.0 million, respectively. As of June 30, 2015, we had $429.7 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2015 and 2014 was 4.2% and 2.8%, respectively.

Joint Venture Arrangements and Other Commitments

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

Other than normal property and equipment additions and replacements, URS Financing and Acquisition and Integration Expenses expenditures to further the implementation of our Enterprise Resource Planning system, commitments under our incentive compensation programs, amounts we may expend to repurchase stock under our stock repurchase program and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below. However, if we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2015, there was approximately $411.8 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the nine months ended June 30, 2015 were $34.8 million for U.S. plans and $17.3 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance will be effective for our fiscal year beginning October 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have selected the modified retrospective transition method, in which we will recognize the cumulative effect as of the date of initial application. We are currently in the process of evaluating the impact of the adoption of the new accounting guidance on our consolidated financial statements.

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

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. We do not expect the guidance to have a material impact on our consolidated financial statements, as the application of this guidance affects classification only. This guidance will be effective for the fiscal year beginning October 1, 2017.

In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity’s fiscal year-end date and apply that practical expedient consistently from year to year. Should we elect to adopt this guidance, we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements. This guidance will be effective for the fiscal year beginning October 1, 2017.

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

Interest Rates

Our borrowings under our Credit Agreement are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2015, we had $2.6 billion in outstanding borrowings under our Credit Agreement. As of September 30, 2014, we had $0.7 billion in outstanding borrowings under our unsecured term credit agreements and unsecured revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.0%. For the nine months ended June 30, 2015, our weighted average floating rate borrowings were $2.5 billion, excluding borrowings with effective fixed interest rates due to swap agreements. If short term floating interest rates had increased by 1.0% or decreased by 0.125%, our interest expense for the nine months ended June 30, 2015 would have increased by $18.8 million or decreased by $2.4 million, respectively. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our evaluation excluded URS Corporation, which was acquired on October 17, 2014.

Changes in Internal Control Over Financial Reporting

We acquired URS Corporation on October 17, 2014 and are currently in the process of integrating URS into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of URS and its subsidiaries, there were no changes in our internal control over financial reporting during our quarter ended June 30, 2015 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.  Legal Proceedings

As a government contractor, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors’ compliance with those laws and regulations through audits and investigations is inherent in government contracting, and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals. We are not always aware that we or our subsidiaries may be under government investigation or of our status in such matters.

We are involved in various investigations, audits, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted in Note 15 “Commitments and Contingencies” to the financial statements contained in this report, none of the investigations, audits, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 15, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in Note 15 is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

Item 1A.  Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. The acquisition of URS exposes us to numerous additional risks and uncertainties that we have noted and described below. All references to prior fiscal years relate only to the Company prior to the URS acquisition.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If economic conditions remain weak and decline further, our revenue and profitability could be adversely affected.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price declines have negatively impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East. Economic conditions in a number of countries and regions, including

Canada and the Middle East, are weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief until the end of fiscal year 2015, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from fiscal year 2016 through fiscal year 2021. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

Most government contracts may be modified, curtailed or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. In addition, for certain assignments, the U.S. government may attempt to “insource” the services to government employees rather than outsource to a contractor. If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

Our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs.

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, we are named from time to time in suits brought under the qui tam provisions of the False Claims Act and comparable state laws. These suits typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Goodwill and intangible assets-net were $6.6 billion as of June 30, 2015. Under GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

We have approximately $4.8 billion of indebtedness (excluding intercompany indebtedness) outstanding as of June 30, 2015, of which $2.6 billion was secured obligations (exclusive of $411.8 million of outstanding undrawn letters of credit) and we have an additional $976.1 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws, including the requirements to maintain accurate information and internal controls which may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions. We operate in many parts of the world that have experienced governmental corruption to some degree; and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. In addition, from time to time, government investigations of corruption in construction-related industries affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

Some of our services are performed in high-risk locations, such as Afghanistan, the Middle East, Iraq and Southwest Asia, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We rely heavily on computer, information and communications technology and related systems to properly operate. From time to time, we experience occasional system interruptions and delays. If we are unable to effectively upgrade our systems and network infrastructure and take other steps to protect our systems, the operation of our systems could be interrupted or delayed. Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism and similar events or disruptions. Any of these or other events could cause system interruption, delays and loss of critical data, or delay or prevent operations, and adversely affect our operating results.

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

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with pension benefit plans we manage or multiemployer pension plans in which we participate.

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At June 30, 2015, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $592.1 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

Our acquisition of URS significantly increased our oil and natural gas services in North America, particularly to the unconventional segments of this market. Demand for our oil and natural gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada. For example, the decline in the price of oil and natural gas has significantly decreased existing and future projects. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers. The decline in prices for oil and natural gas has decreased spending and drilling activity, which has caused declines in demand for our services and in the prices we are able to charge for our services. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.0% increase in such interest rates would increase total interest expense under our Credit Agreement for the nine months ended June 30, 2015 by $18.8 million, and a 0.125% decrease in such interest rates would decrease total interest expense under our Credit Agreement for the same period by $2.4 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

At June 30, 2015, our contracted backlog was approximately $22.7 billion and our awarded backlog was approximately $17.7 billion for a total backlog of $40.4 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations. For example, an approximately $155 million Australian dollar class action lawsuit was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012 alleging deficiencies in AECOM Australia’s traffic forecast. If we were found to be liable for any claims related to our client work product, our business could be adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million as of June 30, 2015. No stock repurchases were made for the quarter ended June 30, 2015.

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

4.1

Second Supplemental Indenture, dated as of June 3, 2015, by and among AECOM, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-4 filed with the SEC on July 6, 2015)

4.2

Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-4 filed with the SEC on July 6, 2015)

10.1	Amendment No. 1 to Credit Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2015)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 11, 2015	By:	/s/ STEPHEN M. KADENACY
Stephen M. Kadenacy
President and Chief Financial Officer