Form 10-K
period 2015-10-02
AECOM
filed 2015-11-25
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of registrant's common stock held by non-affiliates on April 3, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $3.6 billion.

         Number of shares of the registrant's common stock outstanding as of November 13, 2015: 151,408,089

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2015 year end.

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "the Company," "we," "us" and "our" to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2014 as "fiscal 2014" and the fiscal year ended September 30, 2015 as "fiscal 2015."

Overview

        We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations in more than 150 countries. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. According to Engineering News-Record's (ENR's) 2015 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2014 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly-owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to over 92,000 employees at September 30, 2015 and $18.0 billion in revenue for fiscal 2015. We completed the initial public offering of our common stock in May 2007 and these shares are traded on the New York Stock Exchange.

        As mentioned above, we have grown in part by strategic mergers and acquisitions. These acquisitions have included URS Corporation, a leading provider of engineering, construction, and technical services for public agencies and private sector companies around the world, in October 2014. URS provides services for federal, oil and gas, infrastructure, power, and industrial projects and programs. Other recent acquisitions included: Hunt Construction Group, a leading commercial construction firm, in July 2014.

        We also have formed AECOM Capital, an investment fund to invest in public-private partnership (P3) and private-sector real estate projects for which we can provide a fully integrated solution that includes equity capital, design, engineering and construction services. In addition, we leverage our practical knowledge of P3s and other forms of alternative delivery to enable clients to fund their projects without direct investment by AECOM.

        Our business strategy focuses on leveraging our competitive strengths, leadership positions in our core markets, and client relationships across all major geographies. We have created an integrated delivery platform with superior capabilities to design, build, finance and operate infrastructure assets around the world. By integrating and providing a broad range of services, we deliver maximum value to our clients at competitive costs. Also, by coordinating and consolidating our knowledge base, we believe we have the ability to export our leading edge technical skills to any region in the world in which our clients may need them.

Our Business Segments

        In fiscal year 2014, we operated our business under two primary business segments: Professional Technical Services and Management Support Services which included the following services:

  •
  Professional Technical Services.  Planning, consulting, architectural and engineering design, and program and construction management services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government.

  •
  Management Support Services.  Program and facilities management and maintenance, training, logistics, consulting, technical assistance and systems integration services, primarily for agencies of the U.S. government.

        After the acquisition of URS in our first quarter of fiscal 2015, we realigned our business into three primary business segments to reflect the operations of the combined company, which included expanded ability to deliver fully integrated project execution. The realigned business segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how we manage our business. We have aggregated various operating segments into reportable business segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers. The three realigned business segments are: Design and Consulting Services (DCS), Construction Services (CS), and Management Services (MS), which include the following services:

  •
  Design and Consulting Services (DCS):  Planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government.

  •
  Construction Services (CS):  Construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas.

  •
  Management Services (MS):  Program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and other national governments around the world.

  Our Design and Consulting Services Segment

        Our DCS segment comprises a broad array of services, generally provided on a fee-for-service basis. These services include planning, consulting, architectural and engineering design, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architectural, landscape and interior design, urban and regional planning, project economics, cost consulting and environmental, health and safety work.

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

        We provide the services in our DCS segment both directly and through joint ventures or similar partner arrangements to the following end markets or business sectors:

  Transportation.

  •
  Transit and Rail.  Light rail, heavy rail (including high-speed, commuter and freight) and multimodal transit projects.

  •
  Marine, Ports and Harbors.  Wharf facilities and container port facilities for private and public port operators.

  •
  Highways, Bridges and Tunnels.  Interstate, primary and secondary urban and rural highway systems and bridge projects.

  •
  Aviation.  Landside terminal and airside facilities, runways and taxiways.

  Facilities.

  •
  Government.  Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.

  •
  Industrial.  Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.

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

  •
  Educational.  College and university campuses.

  •
  Health Care.  Private and public health facilities.

  •
  Correctional.  Detention and correction facilities throughout the world.

  Environmental.

  •
  Water and Wastewater.  Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water re-use technologies for metropolitan governments.

  •
  Environmental Management.  Remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management for private sector clients.

  •
  Water Resources.  Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.

  Energy/Power.

  •
  Demand Side Management.  Public K-12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.

  •
  Transmission and Distribution.  Power stations and electric transmissions and distribution and co-generation systems.

  •
  Alternative/Renewable Energy.  Production facilities such as ethanol plants, wind farms and micro hydropower and geothermal subsections of regional power grids.

  •
  Hydropower/Dams.  Hydroelectric power stations, dams, spillways, and flood control systems.

  •
  Solar.  Solar photovoltaic projects and environmental permitting services.

  Our Construction Services Segment

        Through our CS segment, we provide construction, program and construction management services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas.

        We provide the services in our CS segment both directly and through joint ventures or similar partner arrangements, to the following end markets and business sectors:

        Building.    We provide construction, program and construction management services for large scale building and facility construction projects around the world including:

  •
  Performance venues;

  •
  Modern office towers;

  •
  Hotel and gaming facilities;

  •
  Meeting and exhibition spaces;

  •
  Sports arenas;

  •
  Education facilities;

  •
  Mass transit terminals; and

  •
  Data centers.

        Energy.    We plan, design, engineer, construct, retrofit and maintain a wide range of power-generating facilities, as well as the systems that transmit and distribute electricity. We provide these services to utilities, industrial co-generators, independent power producers, original equipment manufacturers and government utilities including:

  •
  Fossil fuel power generating facilities;

  •
  Nuclear power generating facilities;

  •
  Hydroelectric power generating facilities;

  •
  Alternative and renewable energy sources, including biomass, geothermal, solar energy and wind systems;

  •
  Transmission and distribution systems; and

  •
  Emissions control systems.

        We also provide a wide range of planning, design, engineering, construction, production, and operations and maintenance services across the oil and gas upstream, midstream and downstream supply chain. For downstream refining and processing operations, we design and construct gas treatment and processing, refining and petrochemical facilities, and provide asset management and maintenance services for oil sands production facilities, oil refineries and related chemical, energy, power and processing plants. For oil and gas exploration and production, we provide transportation, engineering, construction, fabrication and installation, commissioning and maintenance services for drilling and well site facilities, equipment and process modules, site infrastructure and off-site support facilities including:

  •
  Construction of access roads and well pads, and field production facilities;

  •
  Pipeline planning, design, construction, installation, maintenance and repair;

  •
  Oil field services; and

  •
  Equipment and process module fabrication, installation and maintenance.

        Infrastructure and Industrial.    We provide construction, program and construction management services for large scale infrastructure projects around the world. We also provide a wide range of engineering, procurement and construction services for industrial and process facilities and the expansion, modification and upgrade of existing facilities. We provide these services to local, state, federal and national governments as well as corporations including:

  •
  Highways, airports, rail and other transit projects;

  •
  Maritime and terminal facilities;

  •
  Dams, water and waste water projects;

  •
  Biotechnology and pharmaceutical research laboratories, pilot plants and production facilities;

  •
  Petrochemical, specialty chemical and polymer facilities;

  •
  Consumer products and food and beverage production facilities;

  •
  Automotive and other manufacturing facilities; and

  •
  Mines and mining facilities.

  Our Management Services Segment

        Through our MS segment, we are a major contractor to the U.S. federal government and we serve a wide variety of government departments and agencies, including the Department of Defense (DOD) the Department of Energy (DOE) and other U.S. federal agencies. We also serve departments and agencies of other national governments, such as the U.K. Nuclear Decommissioning Authority (NDA) and the U.K. Ministry of Defense. Our services range from program and facilities management, training, logistics, consulting, systems engineering and technical assistance, and systems integration and information technology.

        We provide a wide array of services in our MS segment, both directly and through joint ventures or similar partner arrangements, including:

  •
  Operation and maintenance of complex government installations, including military bases and test ranges;

  •
  Network and communications engineering, software engineering, IT infrastructure design and implementation, cyber defense and cloud computing technologies;

  •
  Deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste;

  •
  Management and operations and maintenance services for complex DOE and NDA programs and facilities;

  •
  Testing and development of new components and platforms, as well as engineering and technical support for the modernization of aging weapon systems;

  •
  Logistics support for government supply and distribution networks, including warehousing, packaging, delivery and traffic management;

  •
  Acquisition support for new weapons platforms;

  •
  Maintenance planning to extend the service life of weapons systems and other military equipment;

  •
  Maintenance, modification and overhaul of military aircraft and ground vehicles;

  •
  Safety analyses for high-hazard facilities and licensing for DOE sites;

  •
  Threat assessments of public facilities and the development of force protection and security systems;

  •
  Planning and conducting emergency preparedness exercises;

  •
  First responder training for the military and other government agencies;

  •
  Management and operations and maintenance of chemical agent and chemical weapon disposal facilities;

  •
  Installation of monitoring technology to detect the movement of nuclear and radiological materials across national borders;

  •
  Planning, design and construction of aircraft hangars, barracks, military hospitals and other government buildings; and

  •
  Environmental remediation and restoration for the redevelopment of military bases and other government installations.

  Financial Information by Segment

        The following table sets forth the revenue attributable to our business segments for the periods indicated:

	Year-Ended September 30, (in millions)
	2015	2014	2013
Design and Consulting Services (DCS)	$7,962.9	$5,443.1	$5,556.1
Construction Services (CS)	6,676.7	2,004.3	1,552.1
Management Services (MS)	3,350.3	909.4	1,045.3

Total	$17,989.9	$8,356.8	$8,153.5

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2015		2014		2013
U.S. Federal Government
DCS	$764.5	4%	$358.0	4%	$418.9	5%
CS	291.1	2	—	—	—	—
MS	3,172.5	18	891.3	11	1,034.3	13

Subtotal U.S. Federal Government	4,228.1	24	1,249.3	15	1,453.2	18
U.S. State and Local Governments	2,592.4	14	1,390.2	17	1,485.4	18
Non-U.S. Governments	2,198.4	12	2,030.2	24	1,911.5	23

Subtotal Governments	9,018.9	50	4,669.7	56	4,850.1	59
Private Entities (worldwide)	8,971.0	50	3,687.1	44	3,303.4	41

Total	$17,989.9	100%	$8,356.8	100%	$8,153.5	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 24%, 15% and 18% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2015, 2014 and 2013, respectively. One of these contracts accounted for approximately 2%, 3% and 4% of our revenue in the years ended September 30, 2015, 2014 and 2013, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

Contracts

        The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts and fixed-price contracts.

  Cost-Reimbursable Contracts

        Cost-reimbursable contracts consist of two similar contract types: cost-plus and time and material.

        Cost-Plus Contracts.    We enter into two major types of cost-plus contracts:

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

        Some cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, we may share award fees with subcontractors. We record accruals for fee-sharing as fees are earned. We generally recognize revenue to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating revenue and profit rates, and record revenue related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that represent higher than normal risk or technical difficulty, we may defer all award fees until an award fee letter is received. Once an award fee letter is received, the estimated or accrued fees are adjusted to the actual award amount.

        Some cost-plus contracts provide for incentive fees based on performance against contractual milestones. The amount of the incentive fees varies, depending on whether we achieve above, at, or below target results. We originally recognize revenue on these contracts based upon expected results. These estimates are revised when necessary based upon additional information that becomes available as the contract progresses.

        Time and Material Price Contracts.    Time and material contracts are common for smaller scale engineering and consulting services. Under these types of contracts, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. Unlike cost-plus contracts, however, there is no predetermined fee. In addition, any direct project expenditures are passed through to the client and are reimbursed. These contracts may also have a fixed-price element in the form of not-to-exceed or guaranteed maximum price provisions.

  Guaranteed Maximum Price Contracts

        Guaranteed maximum price contracts (GMP) are common for design-build and commercial and residential projects. GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. A contractor performing work pursuant to a cost-plus, GMP or fixed-price contract will all enter into trade contracts directly. Both cost-plus and GMP contracts generally include an agreed lump sum or percentage fee which is called out and separately identified and the contracts are considered 'open' book providing the owner with full disclosure of the project costs. A fixed-price contract provides the owner with a single lump sum amount without specifically identifying the breakdown of fee or costs and is typically 'closed' book thereby providing the owner with little detail as to the project costs. In a GMP contract, unlike the cost-plus contract, we provide the owner with a guaranteed price for the overall construction (adjusted only for change orders issued by the owner) and with a schedule which includes a completion date for the project. In addition, cost overruns in a GMP contract would generally be our responsibility and in the event our actions or inactions result in delays to the project, we may be responsible to the owner for costs associated with such delay. For many of our commercial and residential GMP contracts, the final price is generally not established until we have awarded a substantial percentage of the trade contracts and we have negotiated additional contractual limitations, such as mutual waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages.

  Fixed-Price Contracts

        There are typically two types of fixed-price contracts. Lump sum contracts involve performing all of the work under the contract for a specified lump sum fee and are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. In such cases, we will submit formal requests for adjustment of the lump sum via formal change orders or contract amendments. The second type, fixed-unit price, involves performing an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units delivered.

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

        We may attempt to mitigate the risks of fixed-price design-build contracts by contracting to complete the projects based on our design as opposed to a third party's design, by not guaranteeing new or untested processes or technologies and by working only with experienced subcontractors with sufficient bonding capacity.

        Some of our fixed-price contracts require us to provide performance bonds or parent company guarantees to assure our clients that their project will be completed in accordance with the terms of the contracts. In such cases, we may require our primary subcontractors to provide similar bonds and guarantees and to be adequately insured, and we may flow down the terms and conditions set forth in our agreement on to our subcontractors. There may be risks associated with completing these projects profitably if we are not able to perform our professional services for the amount of the fixed fee.

        At September 30, 2015, our contracted backlog was comprised of 47%, 29%, and 24% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. Our total backlog comprises contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2015 increased $15.1 billion, or 60%, to $40.2 billion as compared to $25.1 billion for the corresponding period last year, primarily due to the acquisition of URS Corporation.

        The following summarizes contracted and awarded backlog (in billions):

	September 30,
	2015	2014	2013
Contracted backlog:
DCS segment	$8.6	$6.0	$5.8
CS segment	11.2	4.6	2.5
MS segment	4.7	0.8	0.5

Total contracted backlog	$24.5	$11.4	$8.8

Awarded backlog:
DCS segment	$5.7	$3.4	$3.8
CS segment	5.6	8.7	2.6
MS segment	4.4	1.6	1.4

Total awarded backlog	$15.7	$13.7	$7.8

Total backlog:
DCS segment	$14.3	$9.4	$9.6
CS segment	16.8	13.3	5.1
MS segment	9.1	2.4	1.9

Total backlog	$40.2	$25.1	$16.6

Competition

        The markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. We have numerous competitors, ranging from small private firms to multi-billion dollar companies, some of which have greater financial resources or that are more specialized and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. The technical and professional aspects of our services generally do not require large upfront capital expenditures and, therefore, provide limited barriers against new competitors.

        Our clients make competitive determinations based upon qualifications, experience, performance, reputation, price, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, our long-term client relationships, our extensive network of offices, our employee expertise, and our broad range of services.

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

Risk Management and Insurance

        Risk management is an integral part of our project management approach and our project execution process. We have an Office of Risk Management that reviews and oversees the risk profile of our operations. Also, pursuant to our internal delegations of authority, we have an internal process whereby a group of senior members of our risk management team evaluate risk through internal risk analyses of higher-risk projects, contracts or other business decisions. We maintain insurance covering professional liability and claims involving bodily injury and property damage. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance/control, risk management, workplace safety and similar methods.

Regulations

        Our business is impacted by environmental, health and safety, government procurement, anti-bribery and other government regulations and requirements. Below is a summary of some of the significant regulations that impact our business.

        Environmental, Health and Safety.    Our business involves the planning, design, program management, construction and construction management, and operations and maintenance at various project sites, including but not limited to pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities. We also regularly perform work, including oil field and pipeline construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands. In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We also own several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released.

        Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed. For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable national and state laws, that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances. In addition, some environmental regulations can impose liability for the entire clean-up upon owners, operators, generators, transporters and other persons arranging for the treatment or disposal of such hazardous substances costs related to contaminated facilities or project sites. Other federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act,

as well as other comparable national and state laws. Liabilities related to environmental contamination or human exposure to hazardous substances, comparable national and state laws or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities.

        Some of our business operations are covered by Public Law 85-804, which provides for indemnification by the U.S federal government against claims and damages arising out of unusually hazardous or nuclear activities performed at the request of the U.S. federal government. Should public policies and laws be changed, however, U.S. federal government indemnification may not be available in the case of any future claims or liabilities relating to hazardous activities that we undertake to perform.

        Government Procurement.    The services we provide to the U.S. federal government are subject to Federal Acquisition Regulation (FAR), the Truth in Negotiations Act, Cost Accounting Standards (CAS), the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience; and many of our government contracts are subject to renewal or extension annually.

        Anti-Bribery and other regulations.    We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that "fails to prevent bribery" committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries. We provide services to the DOD and other defense-related entities that often require specialized professional qualifications and security clearances. In addition, as engineering design services professionals, we are subject to a variety of local, state, federal and foreign licensing and permit requirements and ethics rules.

Personnel

        Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2015, we employed over 92,000 persons, of whom approximately 50,000 were employed in the United States. Over 10,000 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

Geographic Information

        For financial geographic information, please refer to Note 20 to the notes to our consolidated financial statements found elsewhere in this Form 10-K.

Raw Materials

        We purchase most of the raw materials and components necessary to operate our business from numerous sources. However, the price and availability of raw materials and components may vary from year to year due to customer demand, production capacity, market conditions and material shortages.

While we do not currently foresee the lack of availability of any particular raw materials in the near term, prolonged unavailability of raw materials necessary to our projects and services or significant price increases for those raw materials could have a material adverse effect on our business in the near term.

Government Contracts

        Generally, our government contracts are subject to renegotiation or termination of contracts or subcontracts at the discretion of the U.S. federal, state or local governments, and national governments of other countries.

Trade Secrets and Other Intellectual Property

        We rely principally on trade secrets, confidentiality policies and other contractual arrangements to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable.

Available Information

        The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the "Investors" section. Copies of the information identified above may be obtained without charge from us by writing to AECOM, 1999 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Corporate Secretary.

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

        Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price declines have negatively impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and have also impacted North American oil and gas clients' investment decisions. Economic conditions in a number of countries and regions, including Canada, China and the Middle East, are weak and may remain difficult for the foreseeable future. If global economic and financial market conditions remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2015, 2014 and 2013, approximately 50%, 56% and 59%, respectively, of our revenue was derived from contracts with government entities.

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

        Most government contracts may be modified, curtailed or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. In addition, for certain assignments, the U.S. government may attempt to "insource" the services to government employees rather than outsource to a contractor. If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

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

        We have approximately $4.6 billion of indebtedness (excluding intercompany indebtedness) outstanding as of September 30, 2015, of which $2.5 billion was secured obligations (exclusive of $92.5 million of outstanding undrawn letters of credit) and we have an additional $947.6 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

        During fiscal 2015, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 30% of our total revenue. There are risks inherent in doing business internationally, including:

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

        Some of our services are performed in high-risk locations, such as Afghanistan, the Middle East, Iraq, North Africa, and Southwest Asia, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

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

Our business and operating results could be adversely affected by losses under fixed-price or guaranteed maximum price contracts.

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. Fixed-price contracts expose us to a number of risks not inherent in cost-plus, time and material, and guaranteed maximum price contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In addition, our exposure to construction cost overruns may increase over time as we increase our construction services. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

        Approximately 16% of our fiscal 2015 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners; and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 3% of our fiscal 2015 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

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

        We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2015, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $572.6 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

        A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2015, we contributed $54.5 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan's unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan's unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

New legal requirements could adversely affect our operating results.

        Our business and results of operations could be adversely affected by the passage of U.S. health care reform, climate change, defense, environmental and infrastructure industry specific and other legislation and regulations. We are continually assessing the impact that health care reform could have on our employer-sponsored medical plans. Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, legislation, international protocols, regulation or other restrictions on emissions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. In addition, relaxation or repeal of laws and regulations, or changes in governmental policies regarding environmental, defense, infrastructure or other industries we serve could result in a decline in demand for our services, which could in turn negatively impact our revenues. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

We may be subject to substantial liabilities under environmental laws and regulations.

        Our services are subject to numerous environmental protection laws and regulations that are complex and stringent. Our business involves in part the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to, pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities. We also regularly perform work, including oil field and pipeline construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands. In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.

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

        Our acquisition of URS significantly increased our oil and natural gas services in North America, particularly to the unconventional segments of this market. Demand for our oil and natural gas services fluctuates, and we depend on our customers' willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada. For example, the decline in the price of oil and natural gas has significantly decreased existing and future projects. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

Although we expect to realize certain benefits as a result of our acquisitions, there is the possibility that we may be unable to successfully integrate our businesses in order to realize the anticipated benefits of the acquisitions or do so within the intended timeframe.

        As a result of recent acquisitions, we have been, and will continue to be, required to devote significant management attention and resources to integrating the business practices and operations of the acquired companies with our business. Difficulties we may encounter as part of the integration process include the following:

  •
  the consequences of a change in tax treatment, including the costs of integration and compliance and the possibility that the full benefits anticipated from the acquisition will not be realized;

  •
  any delay in the integration of management teams, strategies, operations, products and services;

  •
  diversion of the attention of each company's management as a result of the acquisition;

  •
  differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

  •
  the ability to retain key employees;

  •
  the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

  •
  the challenge of integrating complex systems, technology, networks and other assets into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

  •
  potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate beyond current estimates;

  •
  the ability to deduct or claim certain tax attributes or benefits such as operating losses, business or foreign tax credits; and

  •
  the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies.

        Any of these factors could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company's earnings or otherwise adversely affect our business and financial results.

The agreements governing our debt contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

        The Credit Agreement and the indenture governing the 2014 Senior Notes (as defined below) contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

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

  •
  effect mergers or consolidations.

        In addition, our Credit Agreement also requires us to comply with an interest coverage ratio and consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

        Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.0% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2015 by $24.8 million, and a 0.125% decrease in such interest rates would decrease total interest expense under our Credit Agreement for the same period by $3.1 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

        We are engaged in a highly competitive business. The markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

        Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for fiscal 2015, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

        We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

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

        At September 30, 2015, our contracted backlog was approximately $24.5 billion and our awarded backlog was approximately $15.7 billion for a total backlog of $40.2 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        The reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations. For example, an approximately $155 million Australian dollar class action lawsuit was filed against AECOM Australia in the Federal Court of Australia on May 31, 2012 alleging deficiencies in AECOM Australia's traffic forecast. If we were found to be liable for any claims related to our client work product, our business could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 31,500 square feet of space at 1999 Avenue of the Stars, Los Angeles, California. Our other offices consist of an aggregate of approximately 14.9 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 12 in the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted below in Note 19, "Commitments and Contingencies," to the financial statements provided with this report, which information set forth in such note is incorporated by reference into this Item 3, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. The resolution of these matters is subject to inherent uncertainty and it is reasonably possible that resolution of any of these outstanding matters could have a material adverse effect on us. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 2,690 stockholders of record as of November 13, 2015. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2015:
First quarter	27.23	34.24
Second quarter	24.82	31.45
Third quarter	30.30	35.40
Fourth quarter	24.04	32.91

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2014:
First quarter	27.47	32.69
Second quarter	27.69	32.48
Third quarter	30.46	33.57
Fourth quarter	31.66	38.13

        We have not paid a cash dividend since our inception and our Credit Agreement restricts the Company's ability to pay cash dividends.

  Equity Compensation Plans

        The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2015:

	Column A		Column B		Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM 2006 Stock Incentive Plan	6,911,018	(2)	$28.26	(3)	13,129,809
AECOM Employee Stock Purchase Plan(4)	N/A		N/A		4,874,796

Total	6,911,018		$28.26		18,004,605

(1)
The table does not include information for the 1,226,365 shares issued under the URS Corporation 2008 Equity Incentive Plan (URS Incentive Plan) assumed by AECOM in connection with its acquisition of URS Corporation. No additional equity awards may be granted under the URS Incentive Plan.

(2)
Includes 1,305,017 shares issuable upon the exercise of stock options, 3,372,210 shares issuable upon the vesting of Restricted Stock Units and 2,233,791 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(3)
Weighted-average exercise price of outstanding options only.

(4)
Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

  Performance Measurement Comparison(1)

        The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400 and the S&P Composite 1500 Construction & Engineering(2) indices from October 1, 2010 to September 30, 2015. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P Composite 1500 Construction & Engineering Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

Comparison of Cumulative Total Return
October 1, 2010—October 2, 2015

  Stock Repurchase Program

        The Company's Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million as of September 30, 2015. No stock repurchases were made for the year ended September 30, 2015.

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
The S&P Composite 1500 Construction & Engineering Index contains the following public companies:

AECOM Aegion Corporation Comfort Systems USA, Inc. Dycom Industries, Inc.	EMCOR Group, Inc. Fluor Corporation Granite Construction Incorporated Jacobs Engineering Group Inc.	KBR, Inc. MYR Group, Inc. Orion Marine Group, Inc. Quanta Services, Inc.

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

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenue	$17,990	$8,357	$8,153	$8,218	$8,037
Cost of revenue	17,455	7,954	7,703	7,796	7,570

Gross profit	535	403	450	422	467
Equity in earnings of joint ventures	106	58	24	49	45
General and administrative expenses	(114)	(81)	(97)	(81)	(91)
Acquisition and integration expenses	(398)	(27)	—	—	—
Goodwill impairment	—	—	—	(336)	—

Income from operations	129	353	377	54	421
Other income	19	3	4	11	5
Interest expense	(299)	(41)	(45)	(47)	(42)

(Loss) income before income tax expense	(151)	315	336	18	384
Income tax (benefit) expense	(80)	82	93	75	100

Net (loss) income	(71)	233	243	(57)	284
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(84)	(3)	(4)	(2)	(8)

Net (loss) income attributable to AECOM	$(155)	$230	$239	$(59)	$276

Net (loss) income attributable to AECOM per share:
Basic	$(1.04)	$2.36	$2.38	$(0.52)	$2.35
Diluted	$(1.04)	$2.33	$2.35	$(0.52)	$2.33

Weighted average shares outstanding: (in millions)
Basic	150	97	101	112	117
Diluted	150	99	102	112	118

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$599	$95	$94	$103	$110
Amortization expense of acquired intangible assets(2)	391	24	21	24	36
Capital expenditures, net of disposals	69	63	52	63	78
Contracted backlog	$24,468	$11,349	$8,753	$8,499	$8,881
Number of full-time and part-time employees	92,000	43,300	45,500	46,800	45,000

(1)
Includes amortization of deferred debt issuance costs.

(2)
Included in depreciation and amortization above.

	As of September 30,
	2015	2014	2013	2012	2011
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$684	$574	$601	$594	$457
Working capital	1,410	978	1,078	1,069	1,176
Total assets	14,014	6,123	5,666	5,665	5,789
Long-term debt excluding current portion	4,447	940	1,089	907	1,145
AECOM Stockholders' equity	3,408	2,187	2,021	2,169	2,340

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company's current beliefs, expectations or intentions regarding future events. Statements that are not historical facts, without limitation, including statements that use terms such as "anticipates," "believes," "expects," "intends," "plans," "projects," "seeks," and "will" and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that demand for our services is cyclical and vulnerable to economic downturns and reduction in government and private industry spending, our dependence on long-term government contracts, which are subject to uncertainties concerning the government's budgetary approval process, the possibility that our government contracts may be terminated by the government; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; competition in our industry; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; covenant restrictions in our indebtedness; the ability to successfully integrate our operations and employees with that of URS; the ability to realize anticipated benefits and synergies from the URS acquisition; the ability to retain key personnel; changes in financial markets, interest rates and foreign currency exchange rates; and those additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

        All subsequent written and oral forward-looking statements concerning the Company or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. You are cautioned not to place undue reliance on these forward-looking statements, which speak only to the date they are made. The Company is under no obligation (and expressly disclaims any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise. Please review "Part I, Item 1A—Risk Factors" in this Annual Report for a discussion of the factors, risks and uncertainties that could affect our future results.

        Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2014 as "fiscal 2014" and the fiscal year ended September 30, 2015 as "fiscal 2015."

Overview

        We are a leading provider of planning, consulting, architectural and engineering design services for public and private clients around the world. We provide our services in a broad range of end markets through a network of over 92,000 employees.

        On October 17, 2014, we completed the acquisition of URS. In connection with the acquisition of URS, our reportable segments have been realigned to reflect the operations of the combined company, including the ability to deliver more fully integrated project execution. We now report our business through three segments: Design and Consulting Services (DCS), Construction Services (CS), and Management Services (MS). Such segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. We have aggregated various operating segments into our reportable segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers. Prior year amounts have been revised to conform to the current year presentation.

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

        Recent commodity price declines have negatively impacted our oil and gas business and have impacted North American oil and gas clients' investment decisions for projects with higher breakeven costs resulting in some construction contracts being deferred, suspended or terminated.

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

        We expect to benefit from the return on our AECOM Capital investments in fiscal year 2016. In addition, we expect to dispose of certain non-core businesses or assets in fiscal year 2016.

  Acquisitions

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2015, 2014 and 2013 was $5,147.9 million, $88.5 million, and $82.0 million, respectively.

        All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(in millions)
Other Financial Data:
Revenue	$17,990	$8,357	$8,153	$8,218	$8,037
Cost of revenue	17,455	7,954	7,703	7,796	7,570

Gross profit	535	403	450	422	467
Equity in earnings of joint ventures	106	58	24	49	45
General and administrative expenses	(114)	(81)	(97)	(81)	(91)
Acquisition and integration expenses	(398)	(27)	—	—	—
Goodwill impairment	—	—	—	(336)	—

Income from operations	$129	$353	$377	$54	$421

  Revenue

        We generate revenue primarily by providing planning, consulting, architectural and engineering design services to commercial and government clients around the world. Our revenue consists of both services provided by our employees and pass-through fees from subcontractors and other direct costs. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

  Cost of Revenue

        Cost of revenue reflects the cost of our own personnel (including fringe benefits and overhead expense) associated with revenue.

  Amortization Expense of Acquired Intangible Assets

        Included in our cost of revenue is amortization of acquired intangible assets. We have ascribed value to identifiable intangible assets other than goodwill in our purchase price allocations for companies we have acquired. These assets include, but are not limited to, backlog and customer relationships. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations. It is difficult to predict with any precision the amount of expense we may record relating to acquired intangible assets.

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

  Goodwill Impairment

        See Critical Accounting Policies and Consolidated Results below.

  Income Tax (Benefit) Expense

        Income tax (benefit)/expense varies as a function of pre-tax loss/income and items permanently non-tax deductible or tax exempt. As a global enterprise, our effective tax rates can be affected by many factors, including changes in our worldwide mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, the extent to which the earnings are indefinitely reinvested outside of the United States, our acquisition strategy, tax incentives and credits available to us, changes in judgment regarding the realizability of our deferred tax assets, changes in existing tax laws and our assessment of uncertain tax positions. Our tax returns are routinely audited by the taxing authorities and settlements of issues raised in these audits can also sometimes affect our effective tax rate.

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

        We measure and recognize the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, we evaluate the recognized tax benefits for recognition, measurement, derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

        Valuation Allowance.    Deferred income taxes are provided on the liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as for tax attributes such as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of enactment of such changes to laws and tax rates.

        Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. The evaluation of the recoverability of the deferred tax asset requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider a number of factors including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carry forward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

        If future changes in judgment regarding the realizability of our deferred tax assets lead us to determine that it is more likely than not that we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that the ultimate realizability of all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination.

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed pre-tax earnings of non-U.S. operations of approximately

$1,341.2 million because we have the ability to and intend to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes could be due at that time.

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

        Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, as of September 30, 2015, a 1% increase in the WACC rate represents a $600 million decrease to the fair value of our reporting units. As of September 30, 2015, a 1% decrease in the terminal growth rate represents a $300 million decrease to the fair value of our reporting units.

  Pension Benefit Obligations

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $20.7 million to our international plans in fiscal 2016. We have a required minimum contribution of $1.3 million for one of our U.S. qualified plans. In addition, we may make additional discretionary contributions. We currently expect to contribute $10.8 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2016. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $75.8 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.7 million and increase by approximately $3.4 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $32.0 million and plan expense would increase by approximately $1.6 million.

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

        Capital market expectations for determining the long term rate of return on assets are based on forward-looking assumptions which reflect a 20-year view of the capital markets. In establishing those capital market assumptions and expectations, we rely on the assistance of our actuaries and our investment consultants. We and the plan trustees review whether changes to the various plans' target asset allocations are appropriate. A change in the plans' target asset allocations would likely result in a change in the expected return on asset assumptions. In assessing a plan's asset allocation strategy, we and the plan trustees consider factors such as the structure of the plan's liabilities, the plan's funded status, and the impact of the asset allocation to the volatility of the plan's funded status, so that the overall risk level resulting from our defined benefit plans is appropriate within our risk management strategy.

        Between September 30, 2014 and September 30, 2015, the aggregate worldwide pension deficit increased from $221.3 million to $572.6 million. The increase in the aggregate worldwide pension deficit was primarily driven by the acquisition of URS. Although funding rules are subject to local laws and regulations and vary by location, we expect to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2015	September 30, 2014
			$	%
	($ in millions)
Revenue	$17,989.9	$8,356.8	$9,633.1	115.3%
Cost of revenue	17,454.7	7,953.6	9,501.1	119.5

Gross profit	535.2	403.2	132.0	32.7
Equity in earnings of joint ventures	106.2	57.9	48.3	83.4
General and administrative expenses	(114.0)	(80.9)	(33.1)	40.9
Acquisition and integration expenses	(398.4)	(27.3)	(371.1)	1,359.3

Income from operations	129.0	352.9	(223.9)	(63.4)
Other income	19.1	2.7	16.4	607.4
Interest expense	(299.6)	(40.8)	(258.8)	634.3

Income before income tax expense	(151.5)	314.8	(466.3)	(148.1)
Income tax (benefit) expense	(80.3)	82.0	(162.3)	(197.9)

Net income	(71.2)	232.8	(304.0)	(130.6)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(83.6)	(2.9)	(80.7)	2,782.8

Net income attributable to AECOM	$(154.8)	$229.9	$(384.7)	(167.3)%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
Revenue	100.0%	100.0%
Cost of revenue	97.0	95.2

Gross profit	3.0	4.8
Equity in earnings of joint ventures	0.6	0.7
General and administrative expenses	(0.7)	(1.0)
Acquisition and integration expenses	(2.2)	(0.3)

Income from operations	0.7	4.2
Other income	0.1	—
Interest expense	(1.6)	(0.5)

Income before income tax expense	(0.8)	3.7
Income tax (benefit) expense	(0.4)	1.0

Net income	(0.4)	2.7
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.5)	—

Net income attributable to AECOM	(0.9)%	2.7%

  Revenue

        Our revenue for the year ended September 30, 2015 increased $9,633.1 million, or 115.3%, to $17,989.9 million as compared to $8,356.8 million for the corresponding period last year. Revenue provided by acquired companies was $9,635.4 million for the year ended September 30, 2015. Excluding the revenue provided by acquired companies, revenue decreased $2.3 million, or 0.0%, from the year ended September 30, 2014.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2015 was primarily attributable to a negative foreign currency impact of $260 million due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound, coupled with a decrease in the DCS Americas region of $220 million across its end markets, a decrease in the MS segment of $148.8 million, excluding acquired companies, and a decrease in the DCS Asia Pacific region of approximately $110 million. These decreases were offset by an increase in the CS segment of $639.4 million primarily from construction management services provided on high-rise buildings in the city of New York, and an increase in the DCS EMEA region of approximately $100 million.

  Gross Profit

        Our gross profit for the year ended September 30, 2015 increased $132.0 million, or 32.7%, to $535.2 million as compared to $403.2 million for the corresponding period last year. Gross profit provided by acquired companies was $206.3 million. For the year ended September 30, 2015, gross profit, as a percentage of revenue, decreased to 3.0% from 4.8% in the year ended September 30, 2014. Excluding gross profit provided by acquired companies, gross profit decreased $74.3 million, or 18.4%, from the year ended September 30, 2014.

        The decreases in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, for the year ended September 30, 2015 were primarily due to factors impacting our segments as described below, including a decrease in revenue in the Americas region in our DCS segment.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2015 was $106.2 million as compared to $57.9 million in the corresponding period last year. Equity in earnings of joint ventures provided by acquired companies was $80.1 million. Excluding earnings provided by acquired companies, earnings decreased $31.8 million, or 54.8%, from the year ended September 30, 2014.

        The decrease in earnings of joint ventures for the year ended September 30, 2015, excluding acquisitions, was primarily due to the prior year $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in the Company's DCS segment. The gain related to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 7 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2015 increased $33.1 million, or 40.9%, to $114.0 million as compared to $80.9 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.7% for the year ended September 30, 2015 from 1.0% for the year ended September 30, 2014.

        The increase in general and administrative expenses for the year ended September 30, 2015 was primarily due to increased personnel and related costs associated with the acquisition of URS.

  Acquisition and Integration Expenses

        Acquisition and integration expenses were comprised of the following (in millions):

	Year Ended September 30,
	2015	2014
Severance and personnel costs	$223.8	$15.2
Professional services, real estate-related, and other expenses	174.6	12.1

Total	$398.4	$27.3

  Other Income

        Our other income for the year ended September 30, 2015 increased $16.4 million to $19.1 million as compared to $2.7 million for the year ended September 30, 2014.

        The increase in other income for the year ended September 30, 2015 was primarily due to the sale of an infrastructure fund investment.

  Interest Expense

        Our interest expense for the year ended September 30, 2015 was $299.6 million as compared to $40.8 million for the year ended September 30, 2014.

        The increase in interest expense for the year ended September 30, 2015 was primarily due to a $55.6 million penalty upon prepayment of unsecured senior notes, the increase in interest expense generated by the Company's $3.8 billion increase in debt incurred in connection the acquisition of URS, and the write-off of capitalized debt issuance costs from our previous debt facilities.

  Income Tax (Benefit) Expense

        Our income tax benefit for the year ended September 30, 2015 was $80.3 million compared to income tax expense of $82.0 million for the year ended September 30, 2014. The effective tax rate was 53.0% and 26.1% for the years ended September 30, 2015 and 2014, respectively.

        The decrease in income tax expense for the year ended September 30, 2015 was primarily due to an overall pretax loss, the effect of non-controlling interests in income of consolidated subsidiaries, a change in the geographical mix of earnings/losses, energy-related and other tax incentives, and an incremental tax benefit related to the reinstatement of expiring tax provisions during the period, partially offset by an increase in valuation allowances regarding realizability of certain current year foreign losses.

  Net (Loss) Income Attributable to AECOM

        The factors described above resulted in the net loss attributable to AECOM of $154.8 million for the year ended September 30, 2015, as compared to the net income attributable to AECOM of $229.9 million for the year ended September 30, 2014. This decrease was primarily due to the acquisition and integration expenses of $398.4 million associated with the URS Corporation acquisition.

Results of Operations by Reportable Segment

Design and Consulting Services

	Fiscal Year Ended
			Change
	September 30, 2015	September 30, 2014
			$	%
	($ in millions)
Revenue	$7,962.9	$5,443.1	$2,519.8	46.3%
Cost of revenue	7,663.6	5,112.8	2,550.8	49.9

Gross profit	$299.3	$330.3	$(31.0)	(9.4)%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
Revenue	100.0%	100.0%
Cost of revenue	96.2	93.9

Gross profit	3.8%	6.1%

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2015 increased $2,519.8 million, or 46.3%, to $7,962.9 million as compared to $5,443.1 million for the corresponding period last year. Revenue provided by acquired companies was $3,012.7 million. Excluding revenue provided by acquired companies, revenue decreased $492.9 million, or 9.1%, over the year ended September 30, 2014.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2015 was primarily attributable to a negative foreign currency impact of $260 million mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound, a decrease in the DCS Americas region of $220 million across its end markets, and a decrease in the DCS Asia Pacific region of approximately $110 million. These decreases were partially offset by an increase in the DCS EMEA region of approximately $100 million.

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2015 decreased $31.0 million, or 9.4%, to $299.3 million as compared to $330.3 million for the corresponding period last year. Gross profit provided by acquired companies was $48.0 million. Excluding gross profit provided by acquired companies, gross profit decreased $79.0 million, or 23.9%, from the year ended September 30, 2014. As a percentage of revenue, gross profit decreased to 3.8% of revenue for the year ended September 30, 2015 from 6.1% in the corresponding period last year.

        The decrease in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2015 was primarily attributable to a the decrease in revenue in the Americas region as discussed above.

Construction Services

	Fiscal Year Ended
			Change
	September 30, 2015	September 30, 2014
			$	%
	($ in millions)
Revenue	$6,676.7	$2,004.3	$4,672.4	233.1%
Cost of revenue	6,633.9	1,975.0	4,658.9	235.9

Gross profit	$42.8	$29.3	$13.5	46.1%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
Revenue	100.0%	100.0%
Cost of revenue	99.4	98.5

Gross profit	0.6%	1.5%

  Revenue

        Revenue for our CS segment for the year ended September 30, 2015 increased $4,672.4 million, or 233.1%, to $6,676.7 million as compared to $2,004.3 million for the corresponding period last year. Revenue provided by acquired companies was $4,033.0 million. Excluding revenue provided by acquired companies, revenue increased $639.4 million, or 31.9%, over the year ended September 30, 2014.

        The increase in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2015 was primarily attributable to construction management services provided on high-rise buildings in the city of New York. Revenues provided by acquired companies in the year ended September 30, 2015 were negatively impacted by weak oil, gas, and power trends.

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2015 increased $13.5 million, or 46.1%, to $42.8 million as compared to $29.3 million for the corresponding period last year. Gross profit provided by acquired companies was $6.8 million. Excluding gross profit provided by acquired companies, gross profit increased $6.7 million, or 23.0%, from the year ended September 30, 2014. As a percentage of revenue, gross profit decreased to 0.6% of revenue for the year ended September 30, 2015 from 1.5% in the corresponding period last year.

Management Services

	Fiscal Year Ended
			Change
	September 30, 2015	September 30, 2014
			$	%
	($ in millions)
Revenue	$3,350.3	$909.4	$2,440.9	268.4%
Cost of revenue	3,157.2	865.8	2,291.4	264.7

Gross profit	$193.1	$43.6	$149.5	342.9%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
Revenue	100.0%	100.0%
Cost of revenue	94.2	95.2

Gross profit	5.8%	4.8%

  Revenue

        Revenue for our MS segment for the year ended September 30, 2015 increased $2,440.9 million, or 268.4%, to $3,350.3 million as compared to $909.4 million for the corresponding period last year. Revenue provided by acquired companies was $2,589.7 million. Excluding revenue provided by acquired companies, revenue decreased $148.8 million, or 16.4%, over the year ended September 30, 2014.

        The decrease in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2015 was primarily due to decreased services provided to the U.S. government in the Middle East and Africa.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2015 was $193.1 million as compared to $43.6 million for the corresponding period last year. Gross profit provided by acquired companies was $151.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $2.0 million, or 4.6%, from the year ended September 30, 2014. As a percentage of revenue, gross profit increased to 5.8% of revenue for the year ended September 30, 2015 from 4.8% in the corresponding period last year.

Fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2014	September 30, 2013
			$	%
	($ in millions)
Revenue	$8,356.8	$8,153.5	$203.3	2.5%
Cost of revenue	7,953.6	7,703.5	250.1	3.2

Gross profit	403.2	450.0	(46.8)	(10.4)
Equity in earnings of joint ventures	57.9	24.3	33.6	138.3
General and administrative expenses	(80.9)	(97.3)	16.4	(16.9)
Acquisition and integration expenses	(27.3)	—	(27.3)	*

Income from operations	352.9	377.0	(24.1)	(6.4)
Other income	2.7	3.5	(0.8)	(22.9)
Interest expense	(40.8)	(44.7)	3.9	(8.7)

Income before income tax expense	314.8	335.8	(21.0)	(6.3)
Income tax expense	82.0	92.6	(10.6)	(11.4)

Net income	232.8	243.2	(10.4)	(4.3)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(2.9)	(4.0)	1.1	(27.5)

Net income attributable to AECOM	$229.9	$239.2	$(9.3)	(3.9)%

*
Not meaningful

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
Revenue	100.0%	100.0%
Cost of revenue	95.2	94.5

Gross profit	4.8	5.5
Equity in earnings of joint ventures	0.7	0.3
General and administrative expenses	(1.0)	(1.2)
Acquisition and integration expenses	(0.3)	—

Income from operations	4.2	4.6
Other income	—	—
Interest expense	(0.5)	(0.5)

Income before income tax expense	3.7	4.1
Income tax expense	1.0	1.1

Net income	2.7	3.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—

Net income attributable to AECOM	2.7%	3.0%

  Revenue

        Our revenue for the year ended September 30, 2014 increased $203.3 million, or 2.5%, to $8,356.8 million as compared to $8,153.5 million for the year ended September 30, 2013. Revenue provided by acquired companies was $189.1 million for the year ended September 30, 2014. Excluding the revenue provided by acquired companies, revenue increased $14.2 million, or 0.2%, from the year ended September 30, 2013.

        The increase in revenue, excluding acquired companies, for the year ended September 30, 2014 was primarily attributable to an increase in the Europe, Middle East, and Africa region of $340 million, including $150 million provided by newly consolidated AECOM Arabia, an increase in our CS segment of approximately $292 million and an increase in Asia of $60 million. These increases were partially offset by decreases in the Americas of approximately $310 million substantially from engineering and program management services, in Australia of approximately $150 million, and in our MS segment of $136 million, as noted below coupled with a negative foreign exchange impact of $70 million.

  Gross Profit

        Our gross profit for the year ended September 30, 2014 decreased $46.8 million, or 10.4%, to $403.2 million as compared to $450.0 million for the year ended September 30, 2013. Gross profit provided by acquired companies was $2.7 million. Excluding gross profit provided by acquired companies, gross profit decreased $49.5 million, or 11.0%, from the year ended September 30, 2013. For the year ended September 30, 2014, gross profit, as a percentage of revenue, decreased to 4.8% from 5.5% in the year ended September 30, 2013.

        The decreases in gross profit and gross profit, as a percentage of revenue, for the year ended September 30, 2014 were primarily due to the reasons discussed within the reportable segments below.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2014 was $57.9 million as compared to $24.3 million for the year ended September 30, 2013.

        The increase in earnings of joint ventures for the year ended September 30, 2014 was primarily due to a $37.4 million gain on change in control of an unconsolidated joint venture that performs engineering and program management services in the Middle East and is included in our DCS segment. The gain relates to the excess of fair value over the carrying value of the previously held equity interest in the unconsolidated joint venture. See further discussion in Note 7 to the accompanying financial statements. The gain on change in control was partially offset by an impairment of an unrelated joint venture investment.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2014 decreased $16.4 million, or 16.9%, to $80.9 million as compared to $97.3 million for the year ended September 30, 2013. As a percentage of revenue general and administrative expenses decreased to 1.0% for the year ended September 30, 2014 from 1.2% for the year ended September 30, 2013.

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

  Income Tax (Benefit) Expense

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

Results of Operations by Reportable Segment

Design and Consulting Services

	Fiscal Year Ended
			Change
	September 30, 2014	September 30, 2013
			$	%
	($ in millions)
Revenue	$5,443.1	$5,556.1	$(113.0)	(2.0)%
Cost of revenue	5,112.8	5,174.4	(61.6)	(1.2)

Gross profit	$330.3	$381.7	$(51.4)	(13.5)%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
Revenue	100.0%	100.0%
Cost of revenue	93.9	93.1

Gross profit	6.1%	6.9%

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2014 decreased $113.0 million, or 2.0%, to $5,443.1 million as compared to $5,556.1 million for the year ended September 30, 2013. Revenue provided by acquired companies was $28.8 million. Excluding revenue provided by acquired companies, revenue decreased $141.8 million, or 2.6%, over the year ended September 30, 2013.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2014 was primarily attributable to decreases in the Americas of approximately $310 million substantially from engineering and program management services, in Australia of approximately $150 million, coupled with negative foreign exchange impact of $70 million. The decreases were partially offset by an increase in the Europe, Middle East, and Africa region of $340 million, including $150 million provided by newly consolidated AECOM Arabia, and an increase in Asia of $60 million.

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2014 decreased $51.4 million, or 13.5%, to $330.3 million as compared to $381.7 million for the year ended September 30, 2013. Gross profit provided by acquired companies was $2.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $53.9 million, or 14.1%, from the year ended September 30, 2013. As a percentage of revenue, gross profit decreased to 6.1% of revenue for the year ended September 30, 2014, from 6.9% in the year ended September 30, 2013.

        The decrease in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2014 was primarily attributable to a decline in revenue in engineering and program management services in the Americas, as discussed above. Specifically, as a result of the revenue decline, we experienced declines in profitability primarily within our transportation and water-related projects in the Americas. Additionally, the decrease in gross profit as a percentage of revenue was due to fixed costs in the Americas, including indirect labor, office lease, and business development costs that did not decrease proportionately with revenue. These decreases were partially offset by the approximately $12 million benefit recognized from the collection of a previously reserved receivable.

Construction Services

	Fiscal Year Ended
			Change
	September 30, 2014	September 30, 2013
			$	%
	($ in millions)
Revenue	$2,004.3	$1,552.1	$452.2	29.1%
Cost of revenue	1,975.0	1,527.9	447.1	29.3

Gross profit	$29.3	$24.2	$5.1	21.1%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
Revenue	100.0%	100.0%
Cost of revenue	98.5	98.4

Gross profit	1.5%	1.6%

  Revenue

        Revenue for our CS segment for the year ended September 30, 2014 increased $452.2 million, or 29.1%, to $2,004.3 million as compared to $1,552.1 million for the year ended September 30, 2013. Revenue provided by acquired companies was $160.3 million. Excluding revenue provided by acquired companies, revenue increased $291.9 million, or 18.8%, over the year ended September 30, 2013.

        The increase in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2014 was primarily attributable to the construction of high-rise buildings in the city of New York.

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2014 increased $5.1 million, or 21.1%, to $29.3 million as compared to $24.2 million for the year ended September 30, 2013. Gross profit provided by acquired companies was $0.2 million. Excluding gross profit provided by acquired companies, gross profit increased $4.9 million, or 20.2%, from the year ended September 30, 2013. As a percentage of revenue, gross profit decreased to 1.5% of revenue for the year ended September 30, 2014, from 1.6% in the year ended September 30, 2013.

        The increase in gross profit, excluding gross profit provided by acquired companies, for the year ended September 30, 2014 was primarily attributable to the construction of high-rise buildings in the city of New York.

Management Services

	Fiscal Year Ended
			Change
	September 30, 2014	September 30, 2013
			$	%
	($ in millions)
Revenue	$909.4	$1,045.3	$(135.9)	(13.0)%
Cost of revenue	865.8	1,001.2	(135.4)	(13.5)

Gross profit	$43.6	$44.1	$(0.5)	(1.1)%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2014	September 30, 2013
Revenue	100.0%	100.0%
Cost of revenue	95.2	95.8

Gross profit	4.8%	4.2%

  Revenue

        Revenue for our MS segment for the year ended September 30, 2014, decreased $135.9 million, or 13.0%, to $909.4 million as compared to $1,045.3 million for the year ended September 30, 2013. No revenue was provided by acquired companies.

        The decrease in revenue for the year ended September 30, 2014 was primarily due to decreased services provided to the U.S. government in the Middle East.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2014 was $43.6 million as compared to $44.1 million for the year ended September 30, 2013. As a percentage of revenue, gross profit increased to 4.8% of revenue for the year ended September 30, 2014 from 4.2% in the year ended September 30, 2013. No gross profit was provided by acquired companies.

        The increase in gross profit and gross profit, as a percentage of revenue for the year ended September 30, 2014 was primarily due to the approximately $10 million benefit from the collection of a previously reserved Libya-related project receivable. The increase in gross profit was partially offset by decreased services provided to the U.S. government in the Middle East. The increase in gross profit, as a percentage of revenue, was also due to an increase in the percentage of non-Middle East projects compared to the prior period that provided a higher profit rate than our projects for the U.S. Government in the Middle East.

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

Liquidity and Capital Resources

  Cash Flow

        Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility, AECOM Capital investments, and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.

        The Company has generally not provided U.S. income taxes on undistributed foreign earnings as of September 30, 2015, except for recording a deferred tax liability of $88.2 million for historical pre-acquisition earnings of certain URS foreign subsidiaries during the year ended September 30, 2015. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these amounts.

        At September 30, 2015, cash and cash equivalents were $683.9 million, an increase of $109.7 million, or 19.1%, from $574.2 million at September 30, 2014. The increase in cash and cash equivalents was primarily attributable to net proceeds from borrowings under credit agreements, issuance of unsecured senior notes, coupled with cash provided by operating activities, partially offset by payments for business acquisitions, net of cash acquired.

        Net cash provided by operating activities was $764.4 million for the year ended September 30 2015, an increase of $403.8 million, or 112.0%, from $360.6 million for the year ended September 30, 2014. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the year ended September 30, 2015 provided a net benefit of $108.9 million as compared to $10.8 million during the year ended September 30, 2014. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

        Net cash used in investing activities was $3,345.7 million for the year ended September 30, 2015, an increase of $3,202.9 million from $142.8 million for the year ended September 30, 2014. This increase was primarily attributable to increased payments for business acquisitions, net of cash acquired related to the acquisition of URS as more fully described in Note 4 to the accompanying financial statements. Payments for this acquisition included cash paid to stockholders and the payment of URS debt.

        Net cash provided by financing activities was $2,719.8 million for the year ended September 30, 2015, compared with net cash used in financing activities of $233.8 million for the year ended September 30, 2014. The increase was primarily attributable to debt issued to finance the acquisition of URS, as more fully described in Note 9 to the accompanying financial statements. Proceeds from this new debt during the year ended September 30, 2015 consisted primarily of the $1,590.6 million increase in net proceeds from borrowings under our credit agreements, coupled with $1.6 billion of proceeds from the issuance of the 2014 Senior Notes.

  URS Financing and Acquisition and Integration Expenses

        During year ended September 30, 2015, we incurred approximately $79.8 million of acquisition related financing expenses and $398.4 million of acquisition and integration expenses. The acquisition related financing expenses were recognized in interest expense and primarily consisted of a pre-payment penalty of $55.6 million, from the repayment of our unsecured senior notes, and $9.0 million related to the write-off of capitalized debt issuance costs from our unsecured senior notes, and secured 2014 Credit Agreement. Acquisition and integration expenses for the year ended September 30, 2015 were comprised of the following:

Severance and personnel costs	$223.8
Professional service, real estate-related, and other expenses	174.6

Total	$398.4

        We expect to incur approximately $195.0 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests), and approximately $200 million of acquisition and integration expenses in fiscal 2016.

  Working Capital

        Working capital, or current assets less current liabilities, increased $431.7 million, or 44.1%, to $1,410.0 million at September 30, 2015 from $978.3 million at September 30, 2014. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $1,912.2 million, or 84.0%, to $4,187.6 million at September 30, 2015 from $2,275.4 million at September 30, 2014.

        Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions was 82 days at September 30, 2015 compared to the 85 days at September 30, 2014.

        In Note 5, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

        Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of September 30, 2015 and 2014. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

  Debt

        Debt consisted of the following:

	September 30, 2015	September 30, 2014
	(in millions)
2014 Credit Agreement	$2,414.3	$—
2014 Senior Notes	1,600.0	—
URS Senior Notes	429.4	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	163.2	27.6

Total debt	4,606.9	1,004.0
Less: Current portion of debt and short-term borrowings	(160.4)	(64.4)

Long-term debt, less current portion	$4,446.5	$939.6

        The following table presents, in millions, our scheduled maturities as of September 30, 2015:

Fiscal Year
2016	$160.4
2017	348.3
2018	126.7
2019	97.5
2020	1,507.1
Thereafter	2,366.9

Total	$4,606.9

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

        On July 1, 2015, the Credit Agreement was amended to revise the definition of "Consolidated EBITDA" to increase the allowance for acquisition and integration expenses related to the acquisition of URS.

        Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. Our Consolidated Leverage Ratio was 4.6 at September 30, 2015. As of September 30, 2015, we were in compliance with the covenants of the Credit Agreement.

        At September 30, 2015 and 2014, outstanding standby letters of credit totaled $92.5 million and $12.1 million, respectively, under our revolving credit facilities. As of September 30, 2015 and 2014, we had $947.6 million and $1,037.9 million, respectively, available under our revolving credit facility.

  2014 Senior Notes

        On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

        As of September 30, 2015, the estimated fair market value of our 2014 Senior Notes was approximately $1,616.0 million, $806.0 million for the 2022 Notes and $810.0 million for the 2024 Notes. The fair value of our Notes as of September 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

        In connection with the offering of the Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 to exchange the Notes for registered notes having terms substantially identical in all material respects to (except certain transfer restrictions, registration rights and additional interest provisions relating to the Notes will not apply to the registered notes). The Company filed an initial registration statement on Form S-4 with the SEC on July 6, 2015 that was declared effective by the SEC on September 29, 2015. On November 2, 2015, the Company completed its exchange offer which exchanged the Notes for the registered new notes, as well as all related guarantees.

        We were in compliance with the covenants relating to the Notes as of September 30, 2015.

  URS Senior Notes

        In connection with the URS acquisition, we assumed URS's 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes) totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

        As of September 30, 2015, the estimated fair market value of the URS Senior Notes was approximately $408.6 million, $178.7 million for the 2017 URS Senior Notes and $229.9 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of September 30, 2015 was $429.4 million, $182.0 million for the 2017 URS Senior Notes and $247.4 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of September 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

        As of September 30, 2015, we were in compliance with the covenants relating to the URS Senior Notes.

  Other Debt

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2015 and 2014, these outstanding standby letters of credit totaled $344 million and $301 million, respectively. As of September 30, 2015, we had $405.9 million available under these unsecured credit facilities.

  Effective Interest Rate

        Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the year ended September 30, 2015, 2014 and 2013 was 4.2%, 2.8% and 3.0%, respectively.

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

        Under our revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2015, there was approximately $436.5 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the year ended September 30, 2015 were $42.1 million for U.S. plans and $24.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

        The Company and its affiliates are involved in various investigations, audits, claims and lawsuits arising in the normal course of business. In the opinion of management, based on current information and discussions with counsel, with the exception of matters noted below, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated balance sheet or statements of income or cash flows. The Company is not always aware that it or its affiliates are under investigation, or of the status of such matters, but the Company is currently aware of certain pending investigations, including the matters described below.

        In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At September 30, 2015, the Company was contingently liable in the amount of approximately $436.5 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment of performance guarantees.

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

  USAID Egyptian Projects

        In November 2004, the federal government filed a civil action in Idaho federal district court against Washington Group International, a Delaware company (WGI), an affiliate of URS, which the Company acquired on October 17, 2014, and two of WGI's subcontractors, asserting violations under the Federal False Claims Act and Federal Foreign Assistance Act of 1961 for failure to comply with U.S. Agency for International Development (USAID) source, origin, and nationality regulations in connection with five USAID-financed Egyptian projects beginning in the early 1990s. The federal government seeks a refund of the approximately $373 million paid to WGI under the contracts for the five completed and fully operational projects as well as damages and civil penalties (including doubling and trebling of damages) for violation of the statutes. In March 2005, WGI filed motions in Idaho federal district court and the United States Bankruptcy Court in Nevada contending that the federal government's Idaho federal district court action was barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI emerged from bankruptcy protection. In 2006, the Idaho federal district court action was stayed pending the bankruptcy-related proceedings. On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government's claims under the Federal False Claims and the Federal Foreign Assistance Acts are not barred. On November 7, 2012, WGI appealed the Bankruptcy Court's decision to the Ninth Circuit Bankruptcy Appellate Panel. On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court's decision. On September 26, 2013, WGI appealed the Appellate Panel's decision to the United States Ninth Circuit Court of Appeals.

        WGI contests the federal government's allegations and intends to continue to defend this matter vigorously; however, WGI cannot provide assurance that it will be successful in these efforts.

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

        Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, WGI Ohio has been required to perform work outside the scope of the Task Order Modification. In December 2014, WGI Ohio submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope. Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs may exceed $100 million.

        WGI Ohio can provide no certainty that it will recover the DOE claims and fees submitted in December 2014, as well as any other project costs after December 2014 that WGI Ohio is obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company's results of operations.

  Canadian Pipeline Contract

        In January 2010, a pipeline owner filed an action in the Court of Queen's Bench of Alberta, Canada against Flint Energy Services Ltd. (Flint), an affiliate of URS, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line. The pipeline owner alleges it has suffered approximately C$85 million in damages in connection with the abandonment and replacement of the pipeline. Flint was the construction contractor on the pipeline project. Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line. In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.

        Flint disputes the pipeline owner's claims and intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts.

  Waste Isolation Pilot Plant Environmental Incidents

        URS is a member of Nuclear Waste Partnership, LLC, a joint venture that manages and operates the Waste Isolation Pilot Plant (WIPP), a DOE federal waste repository in New Mexico designed to dispose of low level transuranic (TRU) radioactive waste generated by federal facilities. On February 5, 2014, an underground vehicle fire suspended operations at WIPP. On February 14, 2014, in a separate and unrelated event, a TRU waste container that originated from Los Alamos National Laboratory breached and released low levels of radiological contaminants from the mine at WIPP into the atmosphere. On December 6, 2014, the DOE and Nuclear Waste Partnership received an administrative compliance order and civil penalty of $17.7 million from the New Mexico Environment Department alleging violations of the Resource Conservation and Recovery Act and the New Mexico Hazardous Waste Act due to WIPP's

failure to prevent the underground fire and the radiological release. In addition, disposal operations at WIPP have been suspended until a final recovery plan can be implemented.

        Nuclear Waste Partnership, DOE and the New Mexico Environmental Department have executed a General Principles of Agreement, which, if incorporated into a final settlement document, would provide for DOE funding for various projects in lieu of any penalty payments.

  Tishman Inquiry

        The U.S. Attorney's Office for the Eastern District of New York (USAO) has informed the Company's subsidiary Tishman Construction Corporation (TCC) that, in connection with a wage and hour investigation of several New York area contractors, the USAO is investigating potential improper overtime payments to union workers on projects managed by TCC and other contractors in New York dating back to 1999. TCC, which was acquired by the Company in 2010, has cooperated fully with the investigation and, as of this date, no actions have been filed. TCC continues to cooperate with the ongoing investigation and to engage in active discussions with the U.S. Attorney's Office regarding an amicable resolution of the issues raised as a result of the investigation.

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

  DOE Hanford Nuclear Reservation

        URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC, affiliates of URS, perform services under multiple contracts (including under the Waste

Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE's Hanford nuclear reservation that have been subject to various government investigations or litigation:

  •
  Waste Treatment Plant government investigation: The federal government is conducting an investigation into our affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant.

  •
  Waste Treatment Plant whistleblower and employment claims: In 2011, two former employees have each filed employment related claims against our affiliate, URS Energy & Construction, seeking restitution for alleged retaliation and wrongful termination. In August 2015, URS Energy & Construction settled one of these former employees' whistleblower and employment related claims for $4.1 million.

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

        URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC dispute these investigations and claims and intend to continue to defend these matters vigorously; however, URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC cannot provide assurances that they will be successful in these efforts. The resolution of these matters cannot be determined at this time and could have a material adverse effect on the Company's results of operations and cash flows.

Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2015:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$4,606.9	$160.4	$475.0	$1,604.6	$2,366.9
Interest on debt	1,185.6	210.2	396.3	319.5	259.6
Operating leases	1,620.0	328.9	474.6	329.1	487.4
Pension benefit payments	873.4	78.0	167.2	168.7	459.5

Total contractual obligations and commitments	$8,285.9	$777.5	$1,513.1	$2,421.9	$3,573.4

New Accounting Pronouncements and Changes in Accounting

        In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance will be effective for our fiscal year beginning October 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We selected the modified retrospective transition method, in which we will recognize the cumulative effect as of the date of initial application. We are currently in the process of evaluating the impact of the adoption of the new accounting guidance on our consolidated financial statements.

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

        In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. We do not expect the guidance to have a material impact on our consolidated financial statements, as the application of this guidance affects classification only. This guidance will be effective for our fiscal year beginning October 1, 2017.

        In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity's fiscal year-end date and apply that practical expedient consistently from year to year. Should we elect to adopt this guidance, we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements. This guidance will be effective for our fiscal year beginning October 1, 2017.

        In September 2015, the FASB issued new accounting guidance which simplifies the accounting for measurement-period adjustments in connection with business combinations. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined and therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption is permitted. The Company early adopted this guidance for the quarter ended September 30, 2015.

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

  Interest Rates

        Our senior Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2015 and 2014, we had $2,414.3 million and $712.5 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing's base rate can range from 0.75% to 3.00%. For the year ended September 30, 2015, our weighted average floating rate borrowings were $3,001.9 million, or $2,476.9 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased or decreased by 0.125%, our interest expense for the year ended September 30, 2015 would have increased or decreased by $3.1 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM
Index to Consolidated Financial Statements
September 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

        We have audited the accompanying consolidated balance sheets of AECOM (formerly AECOM Technology Corporation) (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 25, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

        We have audited AECOM's (formerly AECOM Technology Corporation) (the "Company") internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). AECOM's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015 and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 25, 2015

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$543,016	$521,784
Cash in consolidated joint ventures	140,877	52,404

Total cash and cash equivalents	683,893	574,188
Accounts receivable—net	4,841,450	2,654,976
Prepaid expenses and other current assets	388,982	177,536
Income taxes receivable	81,161	1,541
Deferred tax assets—net	250,599	25,872

TOTAL CURRENT ASSETS	6,246,085	3,434,113
PROPERTY AND EQUIPMENT—NET	699,322	281,979
DEFERRED TAX ASSETS—NET	—	118,038
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	321,625	142,901
GOODWILL	5,820,692	1,937,338
INTANGIBLE ASSETS—NET	659,438	90,238
OTHER NON-CURRENT ASSETS	267,136	118,770

TOTAL ASSETS	$14,014,298	$6,123,377

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,788	$23,915
Accounts payable	1,853,993	1,047,155
Accrued expenses and other current liabilities	2,167,771	964,627
Billings in excess of costs on uncompleted contracts	653,877	379,574
Current portion of long-term debt	157,623	40,498

TOTAL CURRENT LIABILITIES	4,836,052	2,455,769
OTHER LONG-TERM LIABILITIES	305,485	233,977
DEFERRED TAX LIABILITY—NET	230,037	844
PENSION BENEFIT OBLIGATIONS	565,254	220,742
LONG-TERM DEBT	4,446,527	939,565

TOTAL LIABILITIES	10,383,355	3,850,897
COMMITMENTS AND CONTINGENCIES (Note 19)
AECOM STOCKHOLDERS' EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2015 and 2014; issued and outstanding 151,263,650 and 96,715,797 shares as of September 30, 2015 and 2014, respectively	1,513	967
Additional paid-in capital	3,518,999	1,864,971
Accumulated other comprehensive loss	(635,100)	(356,602)
Retained earnings	522,336	677,181

TOTAL AECOM STOCKHOLDERS' EQUITY	3,407,748	2,186,517
Noncontrolling interests	223,195	85,963

TOTAL STOCKHOLDERS' EQUITY	3,630,943	2,272,480

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,014,298	$6,123,377

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Revenue	$17,989,880	$8,356,783	$8,153,495
Cost of revenue	17,454,692	7,953,607	7,703,507

Gross profit	535,188	403,176	449,988
Equity in earnings of joint ventures	106,245	57,924	24,319
General and administrative expenses	(113,975)	(80,908)	(97,318)
Acquisition and integration expenses	(398,440)	(27,310)	—

Income from operations	129,018	352,882	376,989
Other income	19,139	2,748	3,522
Interest expense	(299,627)	(40,842)	(44,737)

(Loss) income before income tax (benefit) expense	(151,470)	314,788	335,774
Income tax (benefit) expense	(80,237)	82,024	92,578

Net (loss) income	(71,233)	232,764	243,196
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(83,612)	(2,910)	(3,953)

Net (loss) income attributable to AECOM	$(154,845)	$229,854	$239,243

Net (loss) income attributable to AECOM per share:
Basic	$(1.04)	$2.36	$2.38
Diluted	$(1.04)	$2.33	$2.35
Weighted average shares outstanding:
Basic	149,605	97,226	100,618
Diluted	149,605	98,657	101,942

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Net (loss) income	$(71,233)	$232,764	$243,196
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(9,196)	315	1,568
Foreign currency translation adjustments	(285,520)	(72,715)	(70,441)
Pension adjustments, net of tax	12,953	(24,161)	(14,582)

Other comprehensive loss, net of tax	(281,763)	(96,561)	(83,455)

Comprehensive (loss) income, net of tax	(352,996)	136,203	159,741
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(80,347)	(1,652)	(2,624)

Comprehensive (loss) income attributable to AECOM, net of tax	$(433,343)	$134,551	$157,117

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2012	1,070	1,741,478	(179,173)	606,089	2,169,464	55,024	2,224,488
Net income				239,243	239,243	3,953	243,196
Other comprehensive loss			(82,126)		(82,126)	(1,329)	(83,455)
Issuance of stock	11	28,340			28,351		28,351
Repurchases of stock	(147)	(8,380)		(373,177)	(381,704)		(381,704)
Proceeds from exercise of options	8	14,357			14,365		14,365
Tax benefit from exercise of stock options		1,239			1,239		1,239
Stock based compensation	18	32,593			32,611		32,611
Other transactions with noncontrolling interests					—	13,488	13,488
Contributions from noncontrolling interests					—	1,421	1,421
Distributions to noncontrolling interests					—	(19,906)	(19,906)

BALANCE AT SEPTEMBER 30, 2013	960	1,809,627	(261,299)	472,155	2,021,443	52,651	2,074,094
Net income				229,854	229,854	2,910	232,764
Other comprehensive loss			(95,303)		(95,303)	(1,258)	(96,561)
Issuance of stock	4	13,882			13,886		13,886
Repurchases of stock	(14)	(6,778)		(24,828)	(31,620)		(31,620)
Proceeds from exercise of options	6	13,411			13,417		13,417
Tax benefit from exercise of stock options		402			402		402
Stock based compensation	11	34,427			34,438		34,438
Other transactions with noncontrolling interests					—	61,913	61,913
Contributions from noncontrolling interests					—		—
Distributions to noncontrolling interests					—	(30,253)	(30,253)

BALANCE AT SEPTEMBER 30, 2014	967	1,864,971	(356,602)	677,181	2,186,517	85,963	2,272,480

Net income				(154,845)	(154,845)	83,612	(71,233)
Other comprehensive loss			(278,498)		(278,498)	(3,265)	(281,763)
Issuance of stock	525	1,577,456			1,577,981		1,577,981
Repurchases of stock	16	(23,129)			(23,113)		(23,113)
Proceeds from exercise of options	5	11,068			11,073		11,073
Tax benefit from exercise of stock options		2,781			2,781		2,781
Stock based compensation		85,852			85,852		85,852
Other transactions with noncontrolling interests					—	201,154	201,154
Contributions from noncontrolling interests					—	133	133
Distributions to noncontrolling interests					—	(144,402)	(144,402)

BALANCE AT SEPTEMBER 30, 2015	$1,513	$3,518,999	$(635,100)	$522,336	$3,407,748	$223,195	$3,630,943

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(71,233)	$232,764	$243,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	599,265	95,394	94,406
Equity in earnings of unconsolidated joint ventures	(106,245)	(57,924)	(24,319)
Distribution of earnings from unconsolidated joint ventures	157,616	23,839	31,159
Non-cash stock compensation	85,852	34,438	32,611
Prepayment penalty on unsecured senior notes	55,639	—	—
Excess tax benefit from share-based payment	(3,642)	(748)	(1,754)
Foreign currency translation	(19,632)	(20,794)	(16,061)
Write-off of debt issuance costs	8,997	—	—
Deferred income tax expense (benefit)	(53,034)	27,155	(7,210)
Other	(18,248)	1,460	1,821
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	369,600	(14,405)	92,152
Prepaid expenses and other assets	7,988	(31,103)	(21,836)
Accounts payable	142,126	91,955	(47,019)
Accrued expenses and other current liabilities	(118,488)	3,283	71,125
Billings in excess of costs on uncompleted contracts	(128,371)	3,095	(12,945)
Other long-term liabilities	(143,757)	(23,702)	(19,027)
Income taxes payable	—	(4,082)	(7,701)

Net cash provided by operating activities	764,433	360,625	408,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,293,284)	(53,099)	(42,005)
Cash acquired from consolidation of joint venture	—	18,955	—
Proceeds from disposal of businesses	15,127	3,646	2,724
Net investment in unconsolidated joint ventures	(32,705)	(52,173)	(23,822)
Sales (purchases) of investments	34,560	2,727	(24,270)
Payments for capital expenditures, net of disposals	(69,426)	(62,852)	(52,117)

Net cash used in investing activities	(3,345,728)	(142,796)	(139,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,581,703	1,809,187	2,250,730
Repayments of borrowings under credit agreements	(5,158,254)	(1,976,352)	(2,155,264)
Issuance of unsecured senior notes	1,600,000	—	—
Prepayment penalty on unsecured senior notes	(55,639)	—	—
Cash paid for debt and equity issuance costs	(89,567)	(8,067)	(1,616)
Proceeds from issuance of common stock	25,561	13,886	14,029
Proceeds from exercise of stock options	11,073	13,417	14,365
Payments to repurchase common stock	(23,113)	(34,924)	(388,101)
Excess tax benefit from share-based payment	3,642	748	1,754
Net distributions to noncontrolling interests	(144,269)	(30,253)	(18,485)
Other financing activities	(31,373)	(21,399)	28,215

Net cash provided by (used in) financing activities	2,719,764	(233,757)	(254,373)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,764)	(10,561)	(7,834)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	109,705	(26,489)	6,901
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	574,188	600,677	593,776

CASH AND CASH EQUIVALENTS AT END OF YEAR	$683,893	$574,188	$600,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued in acquisitions	$1,554,912	$—	$14,322

Debt assumed from acquisitions	$567,657	$—	$—

Interest paid	$179,939	$43,362	$37,342

Net income tax refunds received (taxes paid)	$27,349	$(68,797)	$(115,508)

See accompanying Notes to Consolidated Financial Statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Organization—Effective January 5, 2015, the official name of the Company changed from AECOM Technology Corporation to AECOM. AECOM and its consolidated subsidiaries design, build, finance and operate infrastructure assets for governments, businesses and organizations around the world. The Company provides planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. The Company also provides construction services, including building construction and energy, infrastructure and industrial construction. In addition, the Company provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world.

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2015, 2014 and 2013 contained 52, 53 and 52 weeks, respectively, and ended on October 2, October 3 and September 27, respectively.

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

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2015, 2014 and 2013 were $8.3 billion, $3.5 billion and $3.2 billion, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

  Cost-Reimbursable Contracts.

        Cost-reimbursable contracts consists of two similar contract types: cost-plus and time-and-materials.

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

  Guaranteed Maximum Price Contracts

        Guaranteed Maximum Price.    Guaranteed maximum price contracts (GMP) are common for design-build and commercial and residential projects. GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. A contractor performing work pursuant to a cost-plus, GMP or fixed-price contract will all enter into trade contracts directly. Both cost-plus and GMP contracts generally

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

include an agreed lump sum or percentage fee which is called out and separately identified and the contracts are considered 'open' book providing the owner with full disclosure of the project costs. A fixed-price contract provides the owner with a single lump sum amount without specifically identifying the breakdown of fee or costs and is typically 'closed' book thereby providing the owner with little detail as to the project costs. In a GMP contract, unlike the cost-plus contract, we provide the owner with a guaranteed price for the overall construction (adjusted only for change orders issued by the owner) and with a schedule which includes a completion date for the project. In addition, cost overruns in a GMP contract would generally be our responsibility and in the event our actions or inactions result in delays to the project we may be responsible to the owner for costs associated with such delay. For many of our commercial and residential GMP contracts, the final price is generally not established until we have awarded a substantial percentage of the trade contracts and we have negotiated additional contractual limitations, such as mutual waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages.

  Fixed-Price Contracts.

        Fixed-Price.    Fixed-price contracting is the predominant contracting method outside of the United States. There are typically two types of fixed-price contracts. The first and more common type, lump-sum, involves performing all of the work under the contract for a specified lump-sum fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. The second type, fixed-unit price, involves performing an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units delivered. The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method described above. Prior to completion, recognized profit margins on any fixed-price contract depend on the accuracy of the Company's estimates and will increase to the extent that its actual costs are below the estimated amounts. Conversely, if the Company's costs exceed these estimates, its profit margins will decrease and the Company may realize a loss on a project. The Company recognizes anticipated losses on contracts in the period in which they become evident.

  Service-Related Contracts.

        Service-Related.    Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

        Contract Claims—Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2015 and 2014, the Company had no significant net receivables related to contract claims.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

        Insurance Reserves—The Company maintains insurance for certain insurable business risks. Insurance coverage contains various retention and deductible amounts for which the Company accrues a liability based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. It is generally the Company's policy not to accrue for any potential legal expense to be incurred in defending the Company's position. The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company's results of operations or financial position.

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

        Income Taxes—The Company files a consolidated U.S. federal corporate income tax return and combined / consolidated state tax returns and separate company state tax returns. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carry forward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Based upon management's assessment of all available evidence, the Company has concluded that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

2. New Accounting Pronouncements and Changes in Accounting

        In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance will be effective for the Company's fiscal year beginning October 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company has selected the modified retrospective transition method, in which the Company will recognize the cumulative effect as of the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of the new accounting guidance on its consolidated financial statements.

        In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company's fiscal year beginning October 1, 2016. The Company is currently assessing the impact of the adoption that the amended guidance will have on its consolidated financial statements.

        In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. The Company does not expect the guidance to have a material impact on its consolidated financial statements, as the application of this guidance affects classification only. This guidance will be effective for the Company's fiscal year beginning October 1, 2017.

        In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity's fiscal year-end date and apply that practical expedient consistently from year to year. Should the Company elect to adopt this guidance, it does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements. This guidance will be effective for the Company's fiscal year beginning October 1, 2017.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

        In September 2015, the FASB issued new accounting guidance which simplifies the accounting for measurement-period adjustments in connection with business combinations. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined and therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption is permitted. The Company early adopted this guidance for the quarter ended September 30, 2015.

3. Stock Repurchase Program

        The Company's Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014, and made no purchases during the year ended September 30, 2015.

4. Business Acquisitions, Goodwill, and Intangible Assets

        On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The purpose of the acquisition was to further diversify the Company's market presence and accelerate the Company's strategy to create an integrated delivery platform for customers. The Company paid total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS's senior notes totaling $1.0 billion, and upon the occurrence of a change in control of URS, the URS senior noteholders had the right to redeem their notes at a cash price equal to 101% of the principal amount of the notes. Accordingly, on October 24, 2014, the Company purchased $0.6 billion of URS's senior notes from the noteholders. See also Note 9, Debt. Additionally, the Company repaid in full URS's $0.6 billion 2011 term loan and $0.1 billion of URS's revolving line of credit.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The following summarizes the estimated fair values of URS assets acquired and liabilities assumed (in millions), as of the acquisition date:

Cash and cash equivalents	$284.9
Accounts receivable	2,512.8
Prepaid expenses and other current assets	421.0
Property and equipment	570.9
Identifiable intangible assets:
Customer relationships, contracts and backlog	969.2
Tradename	7.8

Total identifiable intangible assets	977.0
Goodwill	4,021.7
Other non-current assets	329.8
Accounts payable	(656.7)
Accrued expenses and other current liabilities	(1,344.8)
Billings in excess of costs on uncompleted contracts	(397.8)
Current portion of long-term debt	(47.4)
Other long-term liabilities	(423.3)
Pension benefit obligations	(406.3)
Long-term debt	(520.2)
Noncontrolling interests	(201.0)

Net assets acquired	$5,120.6

        Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, and have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years). Other intangible assets primarily consist of the fair value of office leases. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Accrued expenses and other current liabilities above include URS project liabilities and approximately $240 million related to estimated URS legal settlements and uninsured legal damages; see Note 19, Commitments and Contingencies including legal matters related to former URS affiliates.

        The following presents summarized unaudited pro forma operating results assuming that the Company had acquired URS at October 1, 2013. These pro forma operating results are presented for

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred.

	Twelve Months Ended
	Sept 30, 2015	Sept 30, 2014
	(in millions)
Revenue	$18,288	$18,776
Income from continuing operations	509	(144)
Net income	325	1
Net income attributable to AECOM	229	(65)
Net income attributable to AECOM per share:
Basic	$1.51	$(0.43)
Diluted	$1.50	$(0.43)

        Since the acquisition date, URS contributed $8.5 billion in revenue and $219.0 million in income from operations during the twelve months ended September 30, 2015. Amortization of intangible assets relating to URS was $361.6 million during the twelve months ended September 30, 2015 since the acquisition date. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $37.3 million and $(26.6) million, respectively, during the twelve months ended September 30, 2015 related to joint venture fair value adjustments.

        Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. This margin fair value liability was $148.1 million at the acquisition date, and its carrying value was $51.2 million at September 30, 2015, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The Company anticipates the remaining liability will be recognized as revenue over the next five years. Revenue and the related income from operations related to the margin fair value liability recognized during the twelve months ended September 30, 2015 was $96.9 million.

        Acquisition and integration expenses in the accompanying consolidated statements of operations comprised of the following (in millions):

	Twelve Months Ended
	Sept 30, 2015	Sept 30, 2014
Severance and personnel costs	$223.8	$15.2
Professional service, real estate-related, and other expenses	174.6	12.1

Total	$398.4	$27.3

        Included in severance and personnel costs for the twelve months ended September 30, 2015 was $101.9 million of severance expense, of which $83.6 million was paid as of September 30, 2015. All acquisition and integration expenses are classified within corporate, as presented in Note 20.

        Interest expense in the accompanying consolidated statements of operations for the twelve months ended September 30, 2015 included acquisition related financing expenses of $79.8 million, which primarily consisted of a $55.6 million penalty from the prepayment of the Company's unsecured senior notes and $9.0 million related to the write-off of capitalized debt issuance costs from its unsecured senior notes, and 2014 Credit Agreement.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        In addition to URS, the Company completed one, two and two business acquisitions during the years ended September 30, 2015, 2014 and 2013, respectively. These other business acquisitions completed during the years ended September 30, 2015, 2014 and 2013 did not meet the quantitative thresholds to require pro forma disclosures of operating results, either individually or in the aggregate, based on the Company's consolidated assets, investments and net income. The Company also obtained control of an unconsolidated joint venture that resulted in its consolidation during the year ended September 30, 2014, as further discussed in Note 7.

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

        Business acquisitions during the year ended September 30, 2013 included South Africa-based BKS Group and Asia-based KPK Quantity Surveyors.

        Excluding URS, the aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2015, 2014 and 2013 were $27.3 million, $88.5 million and $82.0 million, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented, excluding URS:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
	(in millions)
Cash acquired	$0.6	$17.1	$20.1
Other current assets	13.8	256.2	41.5
Identifiable intangible assets:
Customer relationships, contracts and backlog	1.3	10.4	9.4
Trademark / tradename	—	1.5	—

Total intangible assets	$1.3	$11.9	$9.4

Goodwill	23.6	72.7	72.6
Other non-current assets	—	16.5	8.6
Current liabilities	(12.0)	(274.1)	(54.9)
Non-current liabilities	—	(11.8)	(15.3)

Net assets acquired	$27.3	$88.5	$82.0

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Consideration for acquisitions above, excluding URS, includes the following:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
	(in millions)
Cash paid	$4.8	$70.2	$62.1
Contingent consideration / promissory notes	22.5	18.3	5.6
Equity issued	—	—	14.3

Total consideration	$27.3	$88.5	$82.0

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

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2015 and 2014 were as follows:

	Fiscal Year 2015
	September 30, 2014	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2015
	(in millions)
Design and Consulting Services	$1,479.2	$5.5	$(96.0)	$1,774.6	$3,163.3
Construction Services	276.9	0.6	(34.0)	675.0	918.5
Management Services	181.2	—	(38.1)	1,595.8	1,738.9

Total	$1,937.3	$6.1	$(168.1)	$4,045.4	$5,820.7

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

	Fiscal Year 2014
	September 30, 2013	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2014
	(in millions)
Design and Consulting Services	$1,414.1	$5.0	$(31.3)	$91.4	$1,479.2
Construction Services	216.5	—	—	60.4	276.9
Management Services	181.2	—	—	—	181.2

Total	$1,811.8	$5.0	$(31.3)	$151.8	$1,937.3

        Included in the acquired goodwill above for the year ended September 30, 2014 is $79.1 million of recorded goodwill as a result of the consolidation of an unconsolidated joint venture, as further discussed in Note 7.

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2015 and 2014, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2015			September 30, 2014
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog and customer relationships	$1,224.7	$(565.3)	$659.4	$271.6	$(182.8)	$88.8	1 - 11
Trademark / tradename	16.4	(16.4)	—	9.3	(7.9)	1.4	0.3 - 2

Total	$1,241.1	$(581.7)	$659.4	$280.9	$(190.7)	$90.2

        Amortization expense of acquired intangible assets included within cost of revenue was $391.0 million, $24.0 million, and $21.2 million for the years ended September 30, 2015, 2014, and 2013, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2016	$187.4
2017	98.1
2018	80.1
2019	74.7
2020	62.5
Thereafter	156.6

Total	$659.4

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
	(in millions)
Billed	$2,426.2	$1,248.4
Unbilled	2,099.8	1,214.8
Contract retentions	379.6	263.9

Total accounts receivable—gross	4,905.6	2,727.1
Allowance for doubtful accounts	(64.1)	(72.1)

Total accounts receivable—net	$4,841.5	$2,655.0

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2015 and 2014 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2015 and 2014.

        The Company sold trade receivables to financial institutions, of which $240.8 million and $111.9 million were outstanding as of September 30, 2015 and 2014, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company's ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	Useful Lives (years)
	(in millions)
Building and land	$105.7	$11.5	10 - 45
Leasehold improvements	349.3	299.7	1 - 20
Computer systems and equipment	603.0	302.6	3 - 15
Furniture and fixtures	125.8	101.5	3 - 10
Automobiles	24.7	6.8	3 - 12

Total	1,208.5	722.1
Accumulated depreciation and amortization	(509.2)	(440.1)

Property and equipment, net	$699.3	$282.0

        Depreciation expense for the fiscal years ended September 30, 2015, 2014 and 2013 were $191.3 million, $69.1 million and $70.7 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life. Included in payments for capital expenditures presented within the Consolidated Statements of Cash Flows, were proceeds from disposals of property and equipment of $44.9 million, $4.4 million, and $3.5 million for the years ended September 30, 2015, 2014, and 2013, respectively.

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

AECOM

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

        Contractually required support provided to the Company's joint ventures is discussed in Note 19.

        A summary of unaudited financial information of the consolidated joint ventures is as follows:

	September 30, 2015	September 30, 2014
	(in millions)
Current assets	$727.8	$314.1
Non-current assets	282.8	106.2

Total assets	$1,010.6	$420.3

Current liabilities	$441.5	$229.1
Non-current liabilities	0.2	—

Total liabilities	441.7	229.1
Total AECOM equity	354.7	116.6
Noncontrolling interests	214.2	74.6

Total owners' equity	568.9	191.2

Total liabilities and owners' equity	$1,010.6	$420.3

        Total revenue of the consolidated joint ventures was $2,368.0 million, $614.5 million and $490.9 million for the years ended September 30, 2015, 2014 and 2013, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Joint Ventures and Variable Interest Entities (Continued)

        Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	September 30, 2015	September 30, 2014
	(in millions)
Current assets	$1,200.7	$539.6
Non-current assets	527.3	273.7

Total assets	$1,728.0	$813.3

Current liabilities	$936.7	$397.9
Non-current liabilities	87.0	91.0

Total liabilities	1,023.7	488.9
Joint venturers' equity	704.3	324.4

Total liabilities and joint venturers' equity	$1,728.0	$813.3

AECOM's investment in joint ventures	$321.6	$142.9

	Twelve Months Ended
	September 30, 2015	September 30, 2014
	(in millions)
Revenue	$4,754.6	$2,017.8
Cost of revenue	4,476.8	1,960.1

Gross profit	$277.8	$57.7

Net income	$231.2	$57.7

        Summary of AECOM's equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
	(in millions)
Pass through joint ventures	$26.2	$10.2	$6.4
Other joint ventures	80.0	47.7	17.9

Total	$106.2	$57.9	$24.3

        Included in equity in earnings above is a $37.4 million gain recognized upon change in control ($23.4 million, net of tax) of an unconsolidated joint venture in the year ended September 30, 2014. The Company obtained control of the joint venture through modifications to the joint venture's operating agreement, which required the Company to consolidate the joint venture. The acquisition date fair value of the previously held equity interest was $58.0 million, excluding the control premium. The measurement of the fair value of the equity interest immediately before obtaining control of the joint venture resulted in the pre-tax gain of $37.4 million. The Company utilized income and market approaches, in addition to obtaining an independent third party valuation, in determining the joint venture's fair value, which includes making assumptions about variables such as revenue growth rates, profitability, discount rates,

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Joint Ventures and Variable Interest Entities (Continued)

and industry market multiples. These assumptions are subject to a high degree of judgment. Total assets and liabilities of this entity included in the accompanying consolidated balance sheet at the acquisition date were $207.8 million and $48.1 million, respectively. This acquisition did not meet the quantitative thresholds to require pro forma disclosures of operating results based on the Company's consolidated assets, investments and net income. This joint venture performs engineering and program management services in the Middle East and is included in the Company's DCS segment.

8. Pension Benefit Obligations

        In the U.S., the Company sponsors various qualified defined benefit pension plans. The legacy AECOM defined benefit plan covers substantially all permanent AECOM employees hired as of March 1, 1998. The other recently acquired plans cover employees of URS and the Hunt Corporation at the time of their acquisition. Benefits under these plans generally are based on the employee's years of creditable service and compensation. All defined benefit plans are closed to new participants and all defined benefit plans, except the URS Federal Services, Inc. Employees Retirement Plan, have frozen accruals. The Company also sponsors various non-qualified plans in the U.S.; all of these plans are frozen. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

        The following tables provide reconciliations of the changes in the U.S. and international plans' benefit obligations, reconciliations of the changes in the fair value of assets for the last three years ended September 30, and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$217.0	$676.6	$180.3	$622.1	$192.9	$574.0
Service cost	6.8	1.1	—	0.7	—	0.9
Participant contributions	0.4	0.5	0.4	0.2	0.4	0.3
Interest cost	28.2	47.1	7.8	27.9	6.6	23.8
Benefits paid	(33.9)	(41.0)	(12.8)	(23.3)	(11.0)	(18.8)
Actuarial (gain) loss	(41.0)	10.6	23.2	62.3	(8.6)	49.0
Plan settlements	(20.1)	(2.5)	—	(2.0)	—	(5.7)
Net transfer in/(out)/acquisitions	560.8	618.6	18.1	—	—	—
Foreign currency translation (gain) loss	—	(71.8)	—	(11.3)	—	(1.4)

Benefit obligation at end of year	$718.2	$1,239.2	$217.0	$676.6	$180.3	$622.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Benefit Obligations (Continued)

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$139.7	$532.6	$119.8	$489.9	$112.3	$462.4
Actual return on plan assets	(2.8)	49.9	14.2	60.4	11.3	37.4
Employer contributions	42.1	24.4	4.9	16.4	6.8	16.2
Participant contributions	0.4	0.5	0.4	0.2	0.4	0.3
Benefits paid	(33.9)	(41.0)	(12.8)	(23.3)	(11.0)	(18.8)
Plan settlements	(20.1)	(2.5)	—	(2.0)	—	(5.7)
Net transfer in/(out)/acquisitions	333.6	415.5	13.2	—	—	—
Foreign currency translation (loss) gain	—	(53.6)	—	(9.0)	—	(1.9)

Fair value of plan assets at end of year	$459.0	$925.8	$139.7	$532.6	$119.8	$489.9

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(259.2)	$(313.4)	$(77.3)	$(144.0)	$(60.5)	$(132.2)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(259.2)	$(313.4)	$(77.3)	$(144.0)	$(60.5)	$(132.2)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2015, 2014 and 2013:

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$1.6	$1.7	$—	$1.1	$—	$0.6
Accrued expenses and other current liabilities	(10.6)	—	(1.7)	—	(1.4)	—
Other long-term liabilities	(250.2)	(315.1)	(75.6)	(145.1)	(59.1)	(132.8)

Net amount recognized in the balance sheet	$(259.2)	$(313.4)	$(77.3)	$(144.0)	$(60.5)	$(132.2)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Benefit Obligations (Continued)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2015, 2014 and 2013:

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service credit	$—	$5.3	$—	$5.8	$—	$6.0
Net (loss)	(99.3)	(183.6)	(113.0)	(190.1)	(99.4)	(170.7)

Total recognized in accumulated other comprehensive (loss)	$(99.3)	$(178.3)	$(113.0)	$(184.3)	$(99.4)	$(164.7)

        The following table details the components of net periodic benefit cost for the plans in fiscal 2015, 2014 and 2013:

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$6.8	$1.1	$—	$0.7	$—	$1.0
Interest cost on projected benefit obligation	28.2	47.1	7.8	27.9	6.6	23.8
Expected return on plan assets	(29.4)	(49.4)	(8.6)	(26.1)	(8.5)	(22.7)
Amortization of prior service costs	—	(0.2)	—	(0.2)	—	(0.2)
Amortization of net loss	4.3	5.9	4.0	4.9	4.3	4.0
Settlement loss recognized	0.6	0.7	—	0.4	—	2.6

Net periodic (benefit) cost	$10.5	$5.2	$3.2	$7.6	$2.4	$8.5

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $6.9 million, $7.6 million and $2.6 million in the years ended September 30, 2015, 2014 and 2013, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2015 that are expected to be recognized as components of net periodic benefit cost during fiscal 2016 are (in millions):

	U.S.	Int'l
Amortization of prior service cost	$—	$0.2
Amortization of net actuarial losses	(4.0)	(5.7)

Total	$(4.0)	$(5.5)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Benefit Obligations (Continued)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$692.5	$1,226.2	$217.0	$658.5	$180.3	$601.7
Accumulated benefit obligation	686.5	1,222.0	217.0	656.3	180.3	599.8
Fair value of plan assets	455.6	911.2	139.7	513.4	119.8	469.0

        Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $20.7 million to the international plans in fiscal 2016. There is a required minimum contribution of $1.3 million for one of the U.S. plans. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $10.8 million to U.S. plans in fiscal 2016.

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2016	$40.6	$37.4
2017	41.0	41.2
2018	40.6	44.4
2019	41.4	41.4
2020	42.8	43.1
2021 - 2025	217.0	242.5

Total	$423.4	$450.0

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.10%	3.80%	4.00%	3.94%	4.40%	4.44%
Salary increase rate	3.81%	2.51%	N/A	2.38%	N/A	2.58%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	3.88%	3.92%	4.40%	4.44%	3.50%	4.39%
Salary increase rate	4.50%	2.65%	N/A	2.58%	N/A	2.36%
Expected long-term rate of return on plan assets	6.73%	6.00%	7.50%	5.40%	7.50%	5.11%

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Benefit Obligations (Continued)

        Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2015 and pension plan asset allocation, both U.S. and international, as of September 30, 2015 and 2014:

			Percentage of Plan Assets as of September 30,
	Target Allocations
			2015		2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category
Equities	39%	30%	37%	27%	58%	28%
Debt	57	30	59	30	31	33
Cash	1	10	1	4	1	3
Property and other	3	30	3	39	10	36

Total	100%	100%	100%	100%	100%	100%

        The Company's domestic and foreign plans seek a competitive rate of return relative to an appropriate level of risk depending on the funded status and obligations of each plan and typically employ both active and passive investment management strategies. The Company's risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. The target asset allocation selected for each plan reflects a risk/return profile that the Company believes is appropriate relative to each plan's liability structure and return goals.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 6.73% and 6.00% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2015 for U.S. and non-U.S. plans, respectively.

Multiemployer Pension Plans

        We participate in over 200 construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. The Company's aggregate contributions to these multiemployer plans were $54.5 million for the year ended September 30, 2015.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Benefit Obligations (Continued)

        As of September 30, 2015, the fair values of the Company's post-retirement benefit plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2015
	Total Carrying Value as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$44.4	$11.0	$33.4	$—
Equity securities
Global equity securities	52.8	—	52.8	—
Domestic equity securities	60.0	—	60.0	—
Investment funds
Diversified funds	287.4	—	287.4	—
Equity funds	309.6	—	309.6	—
Fixed income funds	542.5	—	542.5	—
Hedge funds	53.0	—	39.4	13.6
Assets held by insurance company	35.1	—	35.1	—

Total	$1,384.8	$11.0	$1,360.2	$13.6

        As of September 30, 2014, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2014
	Total Carrying Value as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$7.9	$3.4	$4.5	$—
Investment funds
Diversified funds	159.3	—	159.3	—
Equity funds	220.3	—	220.3	—
Fixed income funds	219.3	—	219.3	—
Hedge funds	27.9	—	14.2	13.7
Assets held by insurance company	37.6	—	37.6	—

Total	$672.3	$3.4	$655.2	$13.7

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension Benefit Obligations (Continued)

        Changes for the year ended September 30, 2015, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2014 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2015 Ending balance
	(in millions)
Investment funds
Hedge funds	$13.7	$(0.1)	$—	$—	$—	$—	$13.6

        Changes for the year ended September 30, 2014, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2013 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2014 Ending balance
	(in millions)
Investment funds
Hedge funds	$12.6	$1.1	$—	$—	$—	$—	$13.7

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

        Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2015, there were no material changes to the valuation techniques.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt

        Debt consisted of the following:

	September 30, 2015	September 30, 2014
	(in millions)
2014 Credit Agreement	$2,414.3	$—
2014 Senior Notes	1,600.0	—
URS Senior Notes	429.4	—
Unsecured term credit agreement	—	712.5
Unsecured senior notes	—	263.9
Other debt	163.2	27.6

Total debt	4,606.9	1,004.0
Less: Current portion of debt and short-term borrowings	(160.4)	(64.4)

Long-term debt, less current portion	$4,446.5	$939.6

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2015:

Fiscal Year
2016	$160.4
2017	348.3
2018	126.7
2019	97.5
2020	1,507.1
Thereafter	2,366.9

Total	$4,606.9

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

        The Credit Agreement contains covenants that limit the Company's ability and certain of its subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into certain type of burdensome agreements; or (vii) make investments.

        On July 1, 2015, the Credit Agreement was amended to revise the definition of "Consolidated EBITDA" to increase the allowance for acquisition and integration expenses related to the acquisition of URS.

        Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. The Company's Consolidated Leverage Ratio was 4.6 at September 30, 2015. As of September 30, 2015, the Company's was in compliance with the covenants of the Credit Agreement.

        At September 30, 2015 and 2014, outstanding standby letters of credit totaled $92.5 million and $12.1 million, respectively, under its revolving credit facilities. As of September 30, 2015 and 2014, the Company had $947.6 million and $1,037.9 million, respectively, available under its revolving credit facility.

  2014 Senior Notes

        On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

        As of September 30, 2015, the estimated fair market value of our 2014 Senior Notes was approximately $1,616.0 million, $806.0 million for the 2022 Notes and $810.0 million for the 2024 Notes. The fair value of the Notes as of September 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

        The indenture pursuant to which the 2014 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

        In connection with the offering of the Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 to exchange the Notes for registered notes having terms substantially identical in all material respects to (except certain transfer restrictions, registration rights and additional interest provisions relating to the Notes will not apply to the registered notes). The Company filed an initial registration statement on Form S-4 with the SEC on July 6, 2015 that was declared effective by the SEC on September 29, 2015. On November 2, 2015, the Company completed its exchange offer which exchanged the Notes for the registered notes, as well as all related guarantees.

        The Company was in compliance with the covenants relating to the Notes as of September 30, 2015.

  URS Senior Notes

        In connection with the URS acquisition, the Company assumed URS's 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes) totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

        As of September 30, 2015, the estimated fair market value of the URS Senior Notes was approximately $408.6 million, $178.7 million for the 2017 URS Senior Notes and $229.9 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on the Company's Consolidated Balance Sheets as of September 30, 2015 was $429.4 million, $182.0 million for the 2017 URS Senior Notes and $247.4 million for the 2022 URS Senior Notes. The fair value of the Company's URS Senior Notes as of September 30, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

        As of September 30, 2015, the Company was in compliance with the covenants relating to the URS Senior Notes.

  Other Debt

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2015 and 2014, these outstanding standby letters of credit totaled $344 million and $301 million, respectively. As of September 30, 2015, the Company had $405.9 million available under these unsecured credit facilities.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

  Effective Interest Rate

        The Company's average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the year ended September 30, 2015, 2014 and 2013 was 4.2%, 2.8% and 3.0%, respectively.

10. Derivative Financial Instruments and Fair Value Measurements

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

  Cash Flow Hedges

        The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company's debt. The Company also uses foreign currency contracts designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to either interest expense when the interest expense on the variable rate debt is recognized, or to cost of revenue when the hedged revenues are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency contracts would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency contracts from the assessment of hedge effectiveness. The Company records the premium paid or time value of a contract on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of revenue.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Fair Value Measurements (Continued)

        The notional principal, fixed rates and related expiration dates of the Company's outstanding interest rate swap agreements were as follows:

September 30, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2014
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
250.0	0.95%	September 2015
200.0	0.68%	December 2014

        The notional principal of outstanding foreign currency contracts to purchase Australian dollars (AUD) with U.S. dollars was AUD 98.1 million (or $74.1 million) at September 30, 2015. There were no foreign currency contracts at September 30, 2014.

  Other Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2015, 2014 and 2013.

  Fair Value Measurements

        The Company's non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at September 30, 2015 or 2014.

        See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2015, 2014 and 2013. Amounts recognized in accumulated other comprehensive loss from the Company's foreign currency options were immaterial for all years presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company's interest rate swap agreements.

        During the years ended September 30, 2015 and 2014, the Company entered into two contingent consideration arrangements in connection with business acquisitions. Under the arrangements, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability as of September 30, 2015 and 2014 was $39 million and $17 million, respectively, and is a Level 3 fair value measurement recorded within other accrued liabilities. It was valued based on estimated future net cash flows. After the initial recording of this liability as a part of purchase accounting, there were no material subsequent changes in fair value through

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Fair Value Measurements (Continued)

September 30, 2015. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

11. Concentration of Credit Risk

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

Year Ending September 30,
2016	$328.9
2017	263.0
2018	211.6
2019	179.0
2020	150.1
Thereafter	487.4

Total	$1,620.0

        Rent expense for leases for the years ended September 30, 2015, 2014 and 2013 was approximately $395.9 million, $210.4 million and $225.4 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Other Financial Information

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
	(in millions)
Accrued salaries and benefits	$852.2	$400.6
Accrued contract costs	993.1	446.4
Other accrued expenses	322.5	117.6

	$2,167.8	$964.6

        Accrued contract costs above include balances related to professional liability and workers' compensation accruals of $239.2 million and $129.2 million as of September 30, 2015 and 2014, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees.

14. Reclassifications out of Accumulated Other Comprehensive Loss

        The accumulated balances and reporting period activities for the years ended September 30, 2015, 2014 and 2013 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2012	$(178.2)	$2.7	$(3.7)	$(179.2)
Other comprehensive loss before reclassification	(19.9)	(69.1)	(0.2)	(89.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	5.3	—	—	5.3
Cash flow hedge losses, net of tax	—	—	1.8	1.8

Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive loss before reclassification	(30.3)	(71.4)	(1.4)	(103.1)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	6.1	—	—	6.1
Cash flow hedge losses, net of tax	—	—	1.7	1.7

Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Reclassifications out of Accumulated Other Comprehensive Loss (Continued)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	5.8	(282.3)	(13.3)	(289.8)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	7.2	—	—	7.2
Cash flow hedge losses, net of tax	—	—	4.1	4.1

Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)

15. Stockholders' Equity

        Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 16.

16. Stock Plans

        Defined Contribution Plans—Substantially all permanent employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company's insider trading policy. Compensation expense relating to these employer contributions under defined contribution plans for fiscal years ended September 30, 2015, 2014 and 2013 was $13.3 million, $14.4 million and $14.6 million, respectively.

        Stock Incentive Plans—Under the 2006 Stock Incentive Plan, the Company has up to 13.1 million securities remaining available for future issuance as of September 30, 2015. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

        During the three years in the period ended September 30, 2015, option activity was as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Balance, September 30, 2012	2.5	$22.81
Granted	—	—
Exercised	(0.8)	18.31
Cancelled	(0.1)	26.83

Balance, September 30, 2013	1.6	24.73

Granted	0.6	31.62
Exercised	(0.5)	23.64
Cancelled	(0.1)	26.87

Balance, September 30, 2014	1.6	27.69

Granted	—	—
Exercised	(0.3)	24.98
Cancelled	—	—

Balance, September 30, 2015	1.3	28.26

Exercisable as of September 30, 2013	1.4	24.51

Exercisable as of September 30, 2014	0.9	25.16

Exercisable as of September 30, 2015	0.7	25.04

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2015:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2015 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2015 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$21.01 - $23.94	0.2	0.23	$23.19	$1.1	0.2	0.23	$23.19
24.45 - 27.67	0.4	1.47	25.43	0.9	0.4	1.47	25.43
28.04 - 31.62	0.7	7.67	31.25	—	0.1	2.01	28.53

	1.3	4.69	28.26	$2.0	0.7	1.10	25.04

        The remaining contractual life of options outstanding at September 30, 2015 range from 0.04 to 8.43 years and have a weighted average remaining contractual life of 4.69 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2015, 2014 and 2013 was $2.1 million, $4.3 million and $7.9 million, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

        The fair value of the Company's employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The weighted average grant-date fair value of stock options granted during the year ended September 30, 2014 was $7.83. No stock options were granted during the year ended September 30, 2015.

        The Company grants stock units to employees under the Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day's closing market price of the Company's common stock. The weighted average grant date fair value of PEP awards was $32.32, $29.32 and $22.27 during the years ended September 30, 2015, 2014 and 2013, respectively. The weighted average grant date fair value of restricted stock unit awards was $31.05, $29.60 and $22.83 during the years ended September 30, 2015, 2014 and 2013, respectively. Included in the restricted stock unit grants during the twelve months ended September 30, 2015 were 2.6 million restricted stock units with a grant date fair value of $30.04 per share that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to these share-based payments including stock options was $112.2 million, $34.4 million and $32.6 million during the years ended September 30, 2015, 2014 and 2013, respectively. Included in total compensation expense during the twelve months ended September 30, 2015 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2015 was $115.5 million, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

        Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $3.6 million, $0.7 million and $1.8 million for the years ended September 30, 2015, 2014 and 2013, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

17. Income Taxes

        Income before income taxes included (loss) income from domestic operations of $(214.6) million, $138.2 million and $111.8 million for fiscal years ended September 30, 2015, 2014 and 2013 and income from foreign operations of $63.1 million, $176.6 million and $224.0 million for fiscal years ended September 30, 2015, 2014 and 2013.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        Income tax (benefit) expense on continuing operations was comprised of:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
	(in millions)
Current:
Federal	$(67.1)	$5.3	$30.3
State	2.6	3.3	9.9
Foreign	37.2	46.3	59.7

Total current income tax (benefit) expense	(27.3)	54.9	99.9

Deferred:
Federal	(44.2)	27.7	5.8
State	1.2	5.6	(10.6)
Foreign	(10.0)	(6.2)	(2.5)

Total deferred income tax (benefit) expense	(53.0)	27.1	(7.3)

Total income tax (benefit) expense	$(80.3)	$82.0	$92.6

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$(53.0)	35.0%	$110.2	35.0%	$117.5	35.0%
State income tax, net of federal benefit	(2.3)	1.5	5.0	1.6	2.5	0.7
Exclusion of tax on non-controlling interests	(29.3)	19.3	—	—	—	—
Income tax credits and incentives	(21.1)	14.0	(7.1)	(2.2)	(14.7)	(4.3)
Foreign tax rate differential	(14.0)	9.3	(22.5)	(7.2)	(9.9)	(2.9)
Change in uncertain tax positions	6.5	(4.3)	(4.5)	(1.4)	(7.3)	(2.2)
Valuation allowance	30.0	(19.8)	6.3	2.0	1.6	0.5
Domestic production activities deduction	—	—	(11.7)	(3.7)	(2.6)	(0.8)
Nondeductible transaction costs	2.8	(1.9)	2.8	0.9	—	—
Other items, net	0.1	(0.1)	3.5	1.1	5.5	1.6

Total income tax expense	$(80.3)	53.0%	$82.0	26.1%	$92.6	27.6%

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        During the year ended September 30, 2015, the Company recognized a $19.4 million tax benefit related to U.S. tax incentives and credits that expired on December 31, 2014. During the year ended September 30, 2015, the Company also benefited from the application of IRC section 954(c)(6) dealing with the exception to current U.S. taxation of certain inter-company payments among controlled foreign corporations. Section 954(c)(6) expired on September 30, 2015 for the Company. Unless retroactively extended, the expiration of section 954(c)(6) and the other expired provisions could have a material impact on our consolidated results of operations in subsequent years.

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$166.7	$65.5
Net operating loss carry forwards	195.9	69.3
Self insurance reserves	46.8	48.8
Research and Experimentation and other tax credits	43.0	34.2
Pension liability	165.6	59.4
Accrued liabilities	267.3	63.7
Other	11.4	26.2

Total deferred tax assets	896.7	367.1

Deferred tax liabilities:
Unearned revenue	(101.9)	(122.9)
Depreciation and amortization	(76.5)	(59.2)
Acquired intangible assets	(219.2)	(14.8)
Investment in subsidiaries	(239.2)	—

Total deferred tax liabilities	(636.8)	(196.9)

Valuation allowance	(239.4)	(27.1)

Net deferred tax assets	$20.5	$143.1

        As of September 30, 2015, the Company has available unused state net operating loss (NOL) carry forwards of $526.0 million and foreign NOL carry forwards of $828.7 million which expire at various dates. In addition, as of September 30, 2015, the Company has unused federal and state research and development credits of $22.4 million and California Enterprise Zone Tax Credits of $6.8 million.

        As of September 30, 2015 and 2014, gross deferred tax assets were $896.7 million and $367.1 million, respectively. The Company has recorded a valuation allowance of approximately $239.4 million and $27.1 million at September 30, 2015 and 2014, respectively, related to state and foreign net operating loss carry forwards and credits. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carry forward

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $657.3 million will be realized and, as such, no additional valuation allowance has been provided. The increase in the valuation allowance of $212 million is primarily attributable to the acquisition of URS of $182 million which was recorded in business combination, and certain current year foreign losses which were allocated to income from continuing operations.

        As of September 30, 2015 and 2014, the Company has remaining tax-deductible goodwill of $261.2 million and $251.6 million, respectively, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 15 years.

        Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are able to and intended to be reinvested indefinitely. The undistributed earnings are approximately $1,341.2 million. If undistributed pre-tax earnings were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable. The Company recorded a deferred tax liability in the amount of $88.2 million relating to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS on October 17, 2014. The Company also recorded a deferred tax liability of $145.6 million in business combination for a stock basis adjustment that was inherited in the URS acquisition.

        As of September 30, 2015 and 2014, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $107.6 million and $52.6 million, respectively. The gross unrecognized tax benefits as of September 30, 2015 and 2014 were $95.2 million and $47.5 million, respectively, excluding interest, penalties, and related tax benefit. Of the $95.2 million, approximately $77.0 million would be included in the effective tax rate if recognized in the fiscal year ended September 30, 2015. The adoption of ASC 805, "Accounting for Business Combinations," at the beginning of the fiscal year ended September 30, 2010 changed the treatment of the reversal of unrecognized tax benefits related to acquired companies which prior to adoption of ASC 805 would have

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

impacted goodwill, but after the adoption of ASC 805, results in the recognition of income tax benefit. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
	(in millions)
Balance at the beginning of the year	$47.5	$53.7
Gross increase due to acquisitions	49.4	—
Gross increase in prior years' tax positions	6.4	3.3
Gross decrease in prior years' tax positions	(0.2)	(7.6)
Decrease due to settlement with tax authorities	(2.0)	(2.0)
Gross increase in current period's tax positions	6.0	2.2
Decrease due to lapse of statute of limitations	(4.6)	(2.1)
Gross change due to foreign exchange fluctuations	(7.3)	—

Balance at the end of the year	$95.2	$47.5

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. At September 30, 2015, the accrued interest and penalties, including balances acquired in the URS acquisition, were $13.9 million and $3.5 million, respectively, excluding any related income tax benefits. As of September 30, 2014, the accrued interest and penalties were $6.2 million and $2.9 million, respectively, excluding any related income tax benefits.

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

        The Company is currently under examination by the U.S. Internal Revenue Service for the fiscal years ended September 30, 2010 and September 30, 2011. With a few exceptions, the Company is no longer subject to U.S. state or non-U.S. income tax examinations by tax on authorities for years before fiscal year 2010. The Company anticipates that some of the audits may be concluded in the foreseeable future, including in fiscal year ending September 30, 2016. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. It is not possible to estimate the impact of any change at this time.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability. This update was effective for annual and interim periods beginning after December 15, 2013, and we adopted this ASU on October 1, 2014. The adoption of this update resulted in a decrease to the September 30, 2015 deferred tax asset balance of $34.8 million.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. For the periods presented, options excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the year ended September 30, 2015 excludes 1.7 million of potential common shares due to their antidilutive effect.

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
	(in millions)
Denominator for basic earnings per share	149.6	97.2	100.6
Potential common shares	—	1.5	1.3

Denominator for diluted earnings per share	149.6	98.7	101.9

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

        The Company and its affiliates are involved in various investigations, audits, claims and lawsuits arising in the normal course of business. The Company is not always aware that it is under investigation, or of its status in such matters, but currently is aware of certain pending investigations, including the matters described below. In the opinion of management, based on current information and discussions with counsel, with the exception of matters noted below, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated balance sheet or statements of income or cash flows. The Company is not always aware that it or its affiliates are under investigation, or of the status of such matters, but the Company is currently aware of certain pending investigations, including the matters described below.

        In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At September 30, 2015, the Company was contingently liable in the amount of approximately $436.5 million under standby letters of credit issued primarily in

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

connection with general and professional liability insurance programs and for payment of performance guarantees.

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

  USAID Egyptian Projects

        In November 2004, the federal government filed a civil action in Idaho federal district court against Washington Group International, a Delaware company (WGI), an affiliate of URS, which the Company acquired on October 17, 2014, and two of WGI's subcontractors, asserting violations under the Federal False Claims Act and Federal Foreign Assistance Act of 1961 for failure to comply with U.S. Agency for International Development (USAID) source, origin, and nationality regulations in connection with five USAID-financed Egyptian projects beginning in the early 1990s. The federal government seeks a refund of the approximately $373 million paid to WGI under the contracts for the five completed and fully operational projects as well as damages and civil penalties (including doubling and trebling of damages) for violation of the statutes. In March 2005, WGI filed motions in Idaho federal district court and the United States Bankruptcy Court in Nevada contending that the federal government's Idaho federal district court action was barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI emerged from bankruptcy protection. In 2006, the Idaho federal district court action was stayed pending the bankruptcy-related proceedings. On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government's claims under the Federal False Claims and the Federal Foreign Assistance Acts are not barred. On November 7, 2012, WGI appealed the Bankruptcy Court's decision to the Ninth Circuit Bankruptcy Appellate Panel. On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court's decision. On September 26, 2013, WGI appealed the Appellate Panel's decision to the United States Ninth Circuit Court of Appeals.

        WGI contests the federal government's allegations and intends to continue to defend this matter vigorously; however, WGI cannot provide assurance that it will be successful in these efforts.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

at-risk. The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $106 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $106 million to $146 million, and requires WGI Ohio to pay all project costs exceeding $146 million.

        Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, WGI Ohio has been required to perform work outside the scope of the Task Order Modification. In December 2014, WGI Ohio submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope. Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs may exceed $100 million.

        WGI Ohio can provide no certainty that it will recover the DOE claims and fees submitted in December 2014, as well as any other project costs after December 2014 that WGI Ohio is obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company's results of operations.

  Canadian Pipeline Contract

        In January 2010, a pipeline owner filed an action in the Court of Queen's Bench of Alberta, Canada against Flint Energy Services Ltd. (Flint), an affiliate of URS, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line. The pipeline owner alleges it has suffered approximately C$85 million in damages in connection with the abandonment and replacement of the pipeline. Flint was the construction contractor on the pipeline project. Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line. In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.

        Flint disputes the pipeline owner's claims and intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts.

  Waste Isolation Pilot Plant Environmental Incidents

        URS is a member of Nuclear Waste Partnership, LLC, a joint venture that manages and operates the Waste Isolation Pilot Plant (WIPP), a DOE federal waste repository in New Mexico designed to dispose of low level transuranic (TRU) radioactive waste generated by federal facilities. On February 5, 2014, an underground vehicle fire suspended operations at WIPP. On February 14, 2014, in a separate and unrelated event, a TRU waste container that originated from Los Alamos National Laboratory breached and released low levels of radiological contaminants from the mine at WIPP into the atmosphere. On December 6, 2014, the DOE and Nuclear Waste Partnership received an administrative compliance order and civil penalty of $17.7 million from the New Mexico Environment Department alleging violations of the Resource Conservation and Recovery Act and the New Mexico Hazardous Waste Act due to WIPP's failure to prevent the underground fire and the radiological release. In addition, disposal operations at WIPP have been suspended until a final recovery plan can be implemented.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

        Nuclear Waste Partnership, DOE and the New Mexico Environmental Department have executed a General Principles of Agreement, which, if incorporated into a final settlement document, would provide for DOE funding for various projects in lieu of any penalty payments.

  Tishman Inquiry

        The U.S. Attorney's Office for the Eastern District of New York (USAO) has informed the Company's subsidiary Tishman Construction Corporation (TCC) that, in connection with a wage and hour investigation of several New York area contractors, the USAO is investigating potential improper overtime payments to union workers on projects managed by TCC and other contractors in New York dating back to 1999. TCC, which was acquired by the Company in 2010, has cooperated fully with the investigation and, as of this date, no actions have been filed. TCC continues to cooperate with the ongoing investigation and to engage in active discussions with the U.S. Attorney's Office regarding an amicable resolution of the issues raised as a result of the investigation.

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

        AECOM Australia disputes the claimed entitlements to damages asserted by the remaining class action lawsuit and will continue to defend this matter vigorously. AECOM Australia cannot provide assurance that it will be successful in these efforts. The potential range of loss and the resolution of this matter cannot be determined at this time and could have a material adverse effect on AECOM Australia and the results of its operations.

  DOE Hanford Nuclear Reservation

        URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC, affiliates of URS, perform services under multiple contracts (including under the Waste

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE's Hanford nuclear reservation that have been subject to various government investigations or litigation:

  •
  Waste Treatment Plant government investigation: The federal government is conducting an investigation into our affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant.

  •
  Waste Treatment Plant whistleblower and employment claims: Two former employees have each filed employment related claims against our affiliate, URS Energy & Construction, seeking restitution for alleged retaliation and wrongful termination. In August 2015, URS Energy & Construction settled one of these former employees' whistleblower and employment related claims for $4.1 million.

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

        URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC dispute these investigations and claims and intend to continue to defend these matters vigorously; however, URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC cannot provide assurances that they will be successful in these efforts. The resolution of these matters cannot be determined at this time and could have a material adverse effect on the Company's results of operations and cash flows.

20. Reportable Segments and Geographic Information

        The Company's operations are organized into three reportable segments: Design and Consulting Services (DCS), Construction Services (CS), and Management Services (MS). The Company's DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company's CS reportable segment provides construction services primarily in the Americas. The Company's MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, and technical assistance and systems integration services, primarily for agencies of the U.S. government. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Reportable Segments and Geographic Information (Continued)

        The following tables set forth summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
Fiscal Year Ended September 30, 2015:
Revenue	$7,962.9	$6,676.7	$3,350.3	$—	$17,989.9
Cost of revenue	7,663.6	6,633.9	3,157.2	—	17,454.7
Gross profit	299.3	42.8	193.1	—	535.2
Equity in earnings of joint ventures	6.6	23.0	76.6	—	106.2
General and administrative expenses	—	—	—	(114.0)	(114.0)
Acquisition and integration expenses	—	—	—	(398.4)	(398.4)
Operating income (loss)	305.9	65.8	269.7	(512.4)	129.0
Segment assets	7,118.2	3,382.4	2,903.9	609.8	14,014.3
Gross profit as a % of revenue	3.8%	0.6%	5.8%		3.0%
Fiscal Year Ended September 30, 2014:
Revenue	$5,443.1	$2,004.3	$909.4	$—	$8,356.8
Cost of revenue	5,112.8	1,975.0	865.8	—	7,953.6
Gross profit	330.3	29.3	43.6	—	403.2
Equity in earnings of joint ventures	35.5	6.0	16.4	—	57.9
General and administrative expenses	—	—	—	(80.9)	(80.9)
Acquisition and integration expenses	—	—	—	(27.3)	(27.3)
Operating income (loss)	365.8	35.3	60.0	(108.2)	352.9
Segment assets	4,064.5	1,256.4	437.5	365.0	6,123.4
Gross profit as a % of revenue	6.1%	1.5%	4.8%		4.8%
Fiscal Year Ended September 30, 2013:
Revenue	$5,556.1	$1,552.1	$1,045.3	—	$8,153.5
Cost of revenue	5,174.4	1,527.9	1,001.2	—	7,703.5
Gross profit	381.7	24.2	44.1	—	450.0
Equity in earnings of joint ventures	8.3	4.0	12.0	—	24.3
General and administrative expenses	—	—	—	(97.3)	(97.3)
Operating income (loss)	390.0	28.2	56.1	(97.3)	377.0
Segment assets	1,945.9	1,183.4	2,296.2	240.1	5,665.6
Gross profit as a % of revenue	6.9%	1.6%	4.2%		5.5%

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2015		September 30, 2014		September 30, 2013
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$12,599.6	4,852.5	$4,933.7	1,603.7	$4,829.6	1,477.3
Asia Pacific	1,385.3	426.4	1,338.2	340.5	1,507.2	361.0
Canada	1,308.3	641.0	561.1	146.7	712.0	168.4
Europe	1,796.9	1,496.2	788.2	270.8	599.4	267.2
Other foreign countries	899.8	352.1	735.6	209.5	505.3	116.6

Total	$17,989.9	7,768.2	$8,356.8	2,571.2	$8,153.5	2,390.5

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

21. Major Clients

        Other than the U.S. federal government, no single client accounted for 10% or more of the Company's revenue in any of the past five fiscal years. Approximately 24%, 15% and 18% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2015, 2014 and 2013, respectively. One of these contracts accounted for approximately 2%, 3% and 4% of the Company's revenue in the years ended September 30, 2015, 2014 and 2013, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2015:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$4,210.5	$4,506.2	$4,549.5	$4,723.7
Cost of revenue	4,075.7	4,403.0	4,422.9	4,553.1

Gross profit	134.8	103.2	126.6	170.6
Equity in earnings of joint ventures	23.9	24.7	27.7	29.9
General and administrative expenses	(34.3)	(29.8)	(24.4)	(25.5)
Acquisition and integration expenses	(138.5)	(91.6)	(88.5)	(79.8)

Income from operations	(14.1)	6.5	41.4	95.2
Other income (expenses)	2.6	(1.0)	10.1	7.4
Interest expense	(118.7)	(60.7)	(60.2)	(60.0)

(Loss) income before income tax expense	(130.2)	(55.2)	(8.7)	42.6
Income tax (benefit) expense	(12.1)	(75.8)	(8.5)	16.1

Net (loss) income	(118.1)	20.6	(0.2)	26.5
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(20.9)	(20.3)	(17.0)	(25.4)

Net (loss) income attributable to AECOM	$(139.0)	$0.3	$(17.2)	$1.1

Net (loss) income attributable to AECOM per share:
Basic	$(0.98)	$—	$(0.11)	$0.01
Diluted	$(0.98)	$—	$(0.11)	$0.01
Weighted average common shares outstanding:
Basic	141.9	151.1	151.7	153.8
Diluted	141.9	152.8	151.7	155.2

        During the three months ended March 31, 2015, the Company updated certain provisional amounts reflected in the preliminary purchase price allocation of URS. These measurement period adjustments require the revision of comparative financial information for the quarter ended December 31, 2014, and are reflected in the above results of operations. The adjustments to intangible assets increased amortization expense for the three months ended December 31, 2014 by $53.9 million. The adjustments to the margin fair value liability increased revenue for the three months ended December 31, 2014 by $24.5 million. The net effect of these adjustments to noncontrolling interests was a decrease of $2.3 million for the three months ended December 31, 2014. See also Note 4, Business Acquisitions, Goodwill, and Intangible Assets.

AECOM

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

23. Condensed Consolidating Financial Information

        As discussed in Note 9, on October 6, 2014, AECOM issued $800.0 million aggregate principal amount of its 2022 Notes and $800.0 million aggregate principal amount of its 2024 Notes in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). AECOM filed a Registration Statement on Form S-4 relating to the offer to exchange the Notes for new 5.75% Senior Notes due 2022 and 5.875% Senior Notes due 2024 that was declared effective by the SEC on September 29, 2015. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of AECOM's directly and indirectly wholly-owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

        In connection with the registration of the exchange offer, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities registered or being registered with the Securities and Exchange Commission. The following condensed consolidating financial information, which is presented for AECOM, the Subsidiary Guarantors on a combined basis and AECOM's non-guarantor subsidiaries on a combined basis, is provided to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
(in millions)
September 30, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.3	$162.5	$520.1	$—	$683.9
Accounts receivable—net	—	2,165.5	2,675.9	—	4,841.4
Intercompany receivable	771.3	187.3	262.7	(1,221.3)	—
Prepaid expenses and other current assets	36.7	127.4	224.9	—	389.0
Income taxes receivable	68.7	—	12.5	—	81.2
Deferred tax assets—net	36.6	—	276.9	(62.9)	250.6

TOTAL CURRENT ASSETS	914.6	2,642.7	3,973.0	(1,284.2)	6,246.1
PROPERTY AND EQUIPMENT—NET	93.4	240.0	365.9	—	699.3
DEFERRED TAX ASSETS—NET	27.1	—	7.3	(34.4)	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,739.4	1,343.7	67.4	(8,150.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.8	73.4	247.4	—	321.6
GOODWILL	—	3,291.1	2,529.6	—	5,820.7
INTANGIBLE ASSETS—NET	—	459.4	200.0	—	659.4
OTHER NON-CURRENT ASSETS	88.7	26.8	151.7	—	267.2

TOTAL ASSETS	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$2.3	$—	$0.5	$—	$2.8
Accounts payable	28.0	834.1	991.9	—	1,854.0
Accrued expenses and other current liabilities	229.5	1,001.6	936.7	—	2,167.8
Intercompany payable	119.9	960.3	319.8	(1,400.0)	—
Billings in excess of costs on uncompleted contracts	—	255.7	398.2	—	653.9
Deferred tax liability—net	—	62.9	—	(62.9)	—
Current portion of long-term debt	105.6	24.5	27.5	—	157.6

TOTAL CURRENT LIABILITIES	485.3	3,139.1	2,674.6	(1,462.9)	4,836.1
OTHER LONG-TERM LIABILITIES	63.6	299.5	507.6	—	870.7
DEFERRED TAX LIABILITY—NET	—	122.6	141.9	(34.4)	230.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	669.1	(669.1)	—
LONG-TERM DEBT	3,914.0	482.7	49.8	—	4,446.5

TOTAL LIABILITIES	4,462.9	4,043.9	4,043.0	(2,166.4)	10,383.4
TOTAL AECOM STOCKHOLDERS' EQUITY	3,401.1	4,033.2	3,276.1	(7,302.7)	3,407.7
Noncontrolling interests	—	—	223.2	—	223.2

TOTAL STOCKHOLDERS' EQUITY	3,401.1	4,033.2	3,499.3	(7,302.7)	3,630.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
(in millions)
September 30, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$33.4	$85.8	$455.0	$—	$574.2
Accounts receivable—net	—	907.4	1,747.6	—	2,655.0
Intercompany receivable	363.8	107.8	211.1	(682.7)	—
Prepaid expenses and other current assets	19.7	20.5	137.3	—	177.5
Income taxes receivable	—	—	1.7	(0.2)	1.5
Deferred tax assets—net	42.0	—	45.1	(61.2)	25.9

TOTAL CURRENT ASSETS	458.9	1,121.5	2,597.8	(744.1)	3,434.1
PROPERTY AND EQUIPMENT—NET	53.6	90.6	137.8	—	282.0
DEFERRED TAX ASSETS—NET	36.1	42.3	64.1	(24.5)	118.0
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	3,001.3	440.8	—	(3,442.1)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	—	31.9	111.0	—	142.9
GOODWILL	—	1,011.8	925.5	—	1,937.3
INTANGIBLE ASSETS—NET	—	29.0	61.2	—	90.2
OTHER NON-CURRENT ASSETS	15.6	3.0	100.3	—	118.9

TOTAL ASSETS	$3,565.5	$2,770.9	$3,997.7	$(4,210.7)	$6,123.4

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$9.9	$1.0	$13.0	$—	$23.9
Accounts payable	26.3	405.1	615.8	—	1,047.2
Accrued expenses and other current liabilities	136.2	265.8	562.8	(0.2)	964.6
Intercompany payable	157.7	460.0	73.1	(690.8)	—
Billings in excess of costs on uncompleted contracts	—	87.0	292.6	—	379.6
Deferred tax liability—net	—	61.2	—	(61.2)	—
Current portion of long-term debt	37.5	—	3.0	—	40.5

TOTAL CURRENT LIABILITIES	367.6	1,280.1	1,560.3	(752.2)	2,455.8
OTHER LONG-TERM LIABILITIES	80.5	48.0	327.0	—	455.5
DEFERRED TAX LIABILITY—NET	—	—	24.5	(24.5)	—
LONG-TERM DEBT	938.9	—	0.7	—	939.6

TOTAL LIABILITIES	1,387.0	1,328.1	1,912.5	(776.7)	3,850.9
TOTAL AECOM STOCKHOLDERS' EQUITY	2,178.5	1,442.8	1,999.2	(3,434.0)	2,186.5
Noncontrolling interests	—	—	86.0	—	86.0

TOTAL STOCKHOLDERS' EQUITY	2,178.5	1,442.8	2,085.2	(3,434.0)	2,272.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,565.5	$2,770.9	$3,997.7	$(4,210.7)	$6,123.4

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Income
(in millions)

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$8,749.5	$9,463.6	$(223.2)	$17,989.9
Cost of revenue	—	8,486.4	9,191.5	(223.2)	17,454.7

Gross profit	—	263.1	272.1	—	535.2
Equity in earnings from subsidiaries	321.3	(95.4)	(1.4)	(224.5)	—
Equity in earnings of joint ventures	—	20.0	86.2	—	106.2
General and administrative expenses	(112.2)	(1.8)	—	—	(114.0)
Acquisition and integration expenses	(346.9)	(51.5)	—	—	(398.4)

(Loss) income from operations	(137.8)	134.4	356.9	(224.5)	129.0
Other income (expense)	5.1	34.9	14.7	(35.6)	19.1
Interest (expense) income	(275.4)	(20.4)	(39.4)	35.6	(299.6)

(Loss) income before income tax expense	(408.1)	148.9	332.2	(224.5)	(151.5)
Income tax (benefit) expense	(253.3)	66.7	61.0	45.3	(80.3)

Net (loss) income	(154.8)	82.2	271.2	(269.8)	(71.2)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(83.6)	—	(83.6)

Net (loss) income attributable to AECOM	$(154.8)	$82.2	$187.6	$(269.8)	$(154.8)

	For the Fiscal Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$3,609.4	$4,781.9	$(34.5)	$8,356.8
Cost of revenue	—	3,451.6	4,536.5	(34.5)	7,953.6

Gross profit	—	157.8	245.4	—	403.2
Equity in earnings from subsidiaries	346.7	40.9	—	(387.6)	—
Equity in earnings of joint ventures	—	15.0	42.9	—	57.9
General and administrative expenses	(80.9)	—	—	—	(80.9)
Acquisition and integration expenses	(27.3)	—	—	—	(27.3)

Income (loss) from operations	238.5	213.7	288.3	(387.6)	352.9
Other income (loss)	0.5	0.9	2.0	(0.7)	2.7
Interest expense income	(37.7)	(0.7)	(3.1)	0.7	(40.8)

Income (loss) before income tax expense	201.3	213.9	287.2	(387.6)	314.8
Income tax (benefit) expense	(28.6)	34.3	69.5	6.8	82.0

Net income (loss)	229.9	179.6	217.7	(394.4)	232.8
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(2.9)	—	(2.9)

Net income (loss) attributable to AECOM	$229.9	$179.6	$214.8	$(394.4)	$229.9

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$3,784.1	$4,410.5	$(41.1)	$8,153.5
Cost of revenue	—	3,617.5	4,127.1	(41.1)	7,703.5

Gross profit	—	166.6	283.4	—	450.0
Equity in earnings from subsidiaries	334.3	51.1	—	(385.4)	—
Equity in earnings of joint ventures	—	12.7	11.6	—	24.3
General and administrative expenses	(97.3)	—	—	—	(97.3)

Income (loss) from operations	237.0	230.4	295.0	(385.4)	377.0
Other income (loss)	1.4	—	2.4	(0.3)	3.5
Interest expense income	(43.2)	(0.1)	(1.7)	0.3	(44.7)

Income (loss) before income tax expense	195.2	230.3	295.7	(385.4)	335.8
Income tax (benefit) expense	(44.1)	51.5	78.4	6.8	92.6

Net income (loss)	239.3	178.8	217.3	(392.2)	243.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(4.0)	—	(4.0)

Net income (loss) attributable to AECOM	$239.3	$178.8	$213.3	$(392.2)	$239.2

Consolidating Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(154.8)	$82.2	$271.2	$(269.8)	$(71.2)
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives, net of tax	(6.1)	—	(3.1)	—	(9.2)
Foreign currency translation adjustments	—	—	(285.6)	—	(285.6)
Pension adjustments, net of tax	1.8	6.4	4.8	—	13.0

Other comprehensive (loss) income, net of tax	(4.3)	6.4	(283.9)	—	(281.8)

Comprehensive (loss) income, net of tax	(159.1)	88.6	(12.7)	(269.8)	(353.0)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(80.3)	—	(80.3)

Comprehensive (loss) income attributable to AECOM, net of tax	$(159.1)	$88.6	$(93.0)	$(269.8)	$(433.3)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$229.9	$179.6	$217.7	$(394.4)	$232.8
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	0.3	—	—	—	0.3
Foreign currency translation adjustments	—	—	(72.7)	—	(72.7)
Pension adjustments, net of tax	(9.9)	—	(14.3)	—	(24.2)

Other comprehensive loss, net of tax	(9.6)	—	(87.0)	—	(96.6)

Comprehensive income (loss), net of tax	220.3	179.6	130.7	(394.4)	136.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(1.6)	—	(1.6)

Comprehensive income (loss) attributable to AECOM, net of tax	$220.3	$179.6	$129.1	$(394.4)	$134.6

	For the Fiscal Year Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$239.3	$178.8	$217.3	$(392.2)	$243.2
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	1.6	—	—	—	1.6
Foreign currency translation adjustments	—	—	(70.5)	—	(70.5)
Pension adjustments, net of tax	19.1	—	(33.7)	—	(14.6)

Other comprehensive income (loss), net of tax	20.7	—	(104.2)	—	(83.5)

Comprehensive income (loss), net of tax	260.0	178.8	113.1	(392.2)	159.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(2.6)	—	(2.6)

Comprehensive income (loss) attributable to AECOM, net of tax	$260.0	$178.8	$110.5	$(392.2)	$157.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions)

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(551.2)	$816.9	$498.7	$—	$764.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,564.2)	109.2	161.7	—	(3,293.3)
Proceeds from disposal of businesses and property	9.5	5.6	—	—	15.1
Net investment in unconsolidated joint ventures	—	(4.0)	(28.7)	—	(32.7)
Sales (purchases) of investments	37.3	—	(2.7)	—	34.6
Payments for capital expenditures, net of disposals	(51.9)	(15.8)	(1.7)	—	(69.4)
Receipts from intercompany notes receivables	95.6	128.6	—	(224.2)	—
Other intercompany investing activities	1,085.8	160.9	—	(1,246.7)	—

Net cash (used in) provided by investing activities	(2,387.9)	384.5	128.6	(1,470.9)	(3,345.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,464.6	29.9	87.2	—	6,581.7
Repayments of borrowings under credit agreements	(5,031.9)	(31.2)	(95.2)	—	(5,158.3)
Issuance of unsecured senior notes	1,600.0	—	—	—	1,600.0
Prepayment penalty on Unsecured Senior Notes	(55.6)	—	—	—	(55.6)
Cash paid for debt and equity issuance costs	(89.6)	—	—	—	(89.6)
Proceeds from issuance of common stock	25.6	—	—	—	25.6
Proceeds from exercise of stock options	11.1	—	—	—	11.1
Payments to repurchase common stock	(23.1)	—	—	—	(23.1)
Excess tax benefit from share-based payment	3.6	—	—	—	3.6
Net distributions to noncontrolling interests	—	—	(144.3)	—	(144.3)
Other financing activities	2.3	(4.1)	(29.5)	—	(31.3)
Intercompany notes repayments	—	—	(224.2)	224.2	—
Other intercompany financing activities	—	(1,119.4)	(127.3)	1,246.7	—

Net cash provided by (used in) financing activities	2,907.0	(1,124.8)	(533.3)	1,470.9	2,719.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(28.8)	—	(28.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32.1)	76.6	65.2	—	109.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33.4	85.8	455.0	—	574.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.3	$162.4	$520.2	$—	$683.9

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(33.3)	$206.5	$187.4	$—	$360.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(55.0)	1.9	—	(53.1)
Cash acquired from consolidation of joint venture	—	—	19.0	—	19.0
Proceeds from disposal of businesses and property	—	—	3.6	—	3.6
Net investment in unconsolidated joint ventures	—	9.4	(61.6)	—	(52.2)
Sale of investments	—	—	2.7	—	2.7
Payments for capital expenditures, net of disposals	(14.3)	(17.8)	(30.7)	—	(62.8)
Receipts from intercompany notes receivables	146.7	—	—	(146.7)	—
Other intercompany investing activities	116.7	55.7	—	(172.4)	—

Net cash provided by (used in) investing activities	249.1	(7.7)	(65.1)	(319.1)	(142.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,769.3	—	39.9	—	1,809.2
Repayments of borrowings under credit agreements	(1,918.6)	(15.8)	(42.0)	—	(1,976.4)
Cash paid for debt and equity issuance costs	(8.1)	—	—	—	(8.1)
Proceeds from issuance of common stock	13.9	—	—	—	13.9
Proceeds from exercise of stock options	13.4	—	—	—	13.4
Payments to repurchase common stock	(34.9)	—	—	—	(34.9)
Excess tax benefit from share-based payment	0.7	—	—	—	0.7
Net distributions to noncontrolling interests	—	—	(30.2)	—	(30.2)
Other financing activities	(22.5)	0.8	0.3	—	(21.4)
Intercompany notes repayments	—	—	(146.7)	146.7	—
Other intercompany financing activities	—	(178.2)	5.8	172.4	—

Net cash used in financing activities	(186.8)	(193.2)	(172.9)	319.1	(233.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(10.5)	—	(10.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29.0	5.6	(61.1)	—	(26.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4.4	80.2	516.1	—	600.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33.4	$85.8	$455.0	$—	$574.2

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions)

	For the Fiscal Year Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(25.8)	$134.0	$300.4	$—	$408.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	—	(42.0)	—	(42.0)
Proceeds from disposal of businesses and property	—	—	2.7	—	2.7
Net investment in unconsolidated joint ventures	—	2.6	(26.4)	—	(23.8)
Purchases of investments	—	—	(24.3)	—	(24.3)
Payments for capital expenditures, net of disposals	(9.8)	(17.5)	(24.8)	—	(52.1)
Receipts from intercompany notes receivable	116.2	—	—	(116.2)	—
Other intercompany investing activities	120.9	48.7	—	(169.6)	—

Net cash provided by (used in) investing activities	227.3	33.8	(114.8)	(285.8)	(139.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,234.5	15.8	0.4	—	2,250.7
Repayments of borrowings under credit agreements	(2,145.7)	(2.5)	(7.1)	—	(2,155.3)
Cash paid for debt and equity issuance costs	(1.6)	—	—	—	(1.6)
Proceeds from issuance of common stock	14.0	—	—	—	14.0
Proceeds from exercise of stock options	14.4	—	—	—	14.4
Payments to repurchase common stock	(388.1)	—	—	—	(388.1)
Excess tax benefit from share-based payment	1.7	—	—	—	1.7
Net distributions to noncontrolling interests	—	—	(18.5)	—	(18.5)
Other financing activities	29.4	(0.5)	(0.6)	—	28.3
Intercompany notes repayments	—	—	(116.2)	116.2	—
Other intercompany financing activities	—	(147.8)	(21.8)	169.6	—

Net cash used in financing activities	(241.4)	(135.0)	(163.8)	285.8	(254.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(7.8)	—	(7.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39.9)	32.8	14.0	—	6.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44.3	47.4	502.1	—	593.8

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4.4	$80.2	$516.1	$—	$600.7

24. Subsequent Events

        On November 2, 2015, the Company exchanged its 2014 Senior Notes for a new series of notes having terms substantially identical in all material respects to the 2014 Senior Notes (except certain transfer restrictions, registration rights and additional interest provisions relating to the 2014 Senior Notes will not apply to the new notes).

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2015	$72.1	$26.9	$(31.2)	$(3.7)	$64.1
Fiscal Year 2014	86.4	17.3	(38.4)	6.8	72.1
Fiscal Year 2013	112.8	18.3	(45.5)	0.8	86.4

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2015. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2015 included in this Annual Report on Form 10-K, and has issued an audit report on our assessment of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our company's internal control over financial reporting during the last fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2015 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2015 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2015 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2015 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2015 year end.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2015 and 2014 and for each of the three years in the period ended September 30, 2015 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2015, 2014 and 2013.

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
3.1
Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K filed with the SEC on November 18, 2011)
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-4 filed with the SEC on August 1, 2014)
3.3
Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K filed with the SEC on November 17, 2014)
3.4	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on January 9, 2015)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 2, 2009)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
4.2
Indenture, dated as of October 6, 2014, by and among AECOM Technology Corporation, the Guarantors party thereto, and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on October 8, 2014)
4.3
First Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Technology Corporation, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to the Company's annual report on Form 10-K filed with the SEC on November 17, 2014)

Exhibit Numbers	Description
4.4	Second Supplemental Indenture, dated as of June 3, 2015, by and among AECOM, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-4 filed with the SEC on July 6, 2015)
4.5
Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S-4 filed with the SEC on July 6, 2015)
4.6
Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP and U.S. Bank National Association (incorporated by reference to Exhibit 4.01 to URS Corporation's current report on Form 8-K filed with the SEC on March 20, 2012)
4.7
First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.02 to URS Corporation's current report on Form 8-K filed with the SEC on March 20, 2012)
4.8
Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.03 to URS Corporation's current report on Form 8-K filed with the SEC on March 20, 2012)
4.9
Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to URS Corporation's current report on Form 8-K filed with the SEC on May 18, 2012)
4.10
Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to URS Corporation's current report on Form 8-K filed with the SEC on September 26, 2012)
4.11
Fifth Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Global II, LLC, URS Fox U.S. LP and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K filed with the SEC on November 17, 2014)
4.12
Registration Rights Agreement, dated October 6, 2014, by and among AECOM Technology Corporation, AECOM Government Services, Inc., AECOM Technical Services, Inc., Tishman Construction Corporation, other Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed with the SEC on October 8, 2014)
10.1
Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed with the SEC on October 17, 2014)

Exhibit Numbers		Description
10.2		Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co Documentation Agents (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8 K filed with the SEC on July 7, 2014)

10.3	#	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.4	#	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.5	#	Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.6	#	Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.7	#	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.8	#	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.9	#	Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.10	#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.11	#	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.12	#	Second Amendment, effective July 1, 1998, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.13	#	Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.14	#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form 1 filed with the SEC on January 29, 2007)

Exhibit Numbers		Description
10.15	#	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.16	#	Second Amendment, effective March 1, 2003, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.26 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.17	#	Third Amendment, effective April 1, 2004, to the 1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.27 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)

10.18	#	Change in Control Severance Policy for Key Executives

10.19	#	Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)

10.20	#	Employment Agreement between AECOM Technology Corporation and George L. Nash, Jr., dated as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)

10.21	#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)

10.22	#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the SEC on May 24, 2010)

10.23	#	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Annex B to the Company's definitive proxy statement on Schedule 14A filed with the SEC on January 21, 2011)

10.24	#	Amended Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 4, 2012)

10.25	#	Form of New and Amended Restricted Stock Unit Standard Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the SEC on December 21, 2012)

10.26	#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8 K filed with the SEC on December 5, 2008)

10.27	#	URS Energy & Construction Holdings, Incorporated Restoration Plan (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)

10.28	#	First Amendment to the URS Energy & Construction Holdings, Incorporated Restoration Plan (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)

Exhibit Numbers		Description
10.29	#	Second Amendment to the URS Energy & Construction Holdings, Incorporated Restoration Plan(incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)

10.32	#	URS Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S 8 filed with the SEC on October 17, 2014)

10.33	#	AECOM Technology Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8 K filed with the SEC on December 21, 2012)

10.35	#	AECOM Technology Corporation Executive Incentive Plan (incorporated by reference to Annex A to the Company's definitive proxy statement on Schedule 14A filed with the SEC on January 22, 2010)

10.36	#	Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 12, 2014)

10.37	#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the SEC on January 29, 2014)
21.1		Subsidiaries of AECOM
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95		Mine Safety Disclosure
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Labels Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase

#
Management contract or compensatory plan or arrangement.

*
Document has been furnished and not filed.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM
By:	/s/ W. TROY RUDD W. Troy Rudd Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 25, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL S. BURKE Michael S. Burke	Chairman and Chief Executive Officer (Principal Executive Officer)	November 25, 2015
/s/ W. TROY RUDD W. Troy Rudd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2015
/s/ RONALD E. OSBORNE Ronald E. Osborne	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 25, 2015
/s/ JOHN M. DIONISIO John M. Dionisio	Director	November 25, 2015
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 25, 2015

Signature	Title	Date

/s/ SENATOR WILLIAM H. FRIST, M.D. Senator William H. Frist, M.D.	Director	November 25, 2015
/s/ LINDA GRIEGO Linda Griego	Director	November 25, 2015
/s/ DAVID W. JOOS David W. Joos	Director	November 25, 2015
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	November 25, 2015
/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 25, 2015
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	November 25, 2015
/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 25, 2015
/s/ DOUGLAS W. STOTLAR Douglas W. Stotlar	Director	November 25, 2015
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 25, 2015
/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 25, 2015