Form 10-Q
period 2016-01-01
AECOM
filed 2016-02-10
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 2, 2016, 152,610,376 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$525,403	$543,016
Cash in consolidated joint ventures	132,641	140,877
Total cash and cash equivalents	658,044	683,893
Accounts receivable—net	4,807,853	4,841,450
Prepaid expenses and other current assets	386,142	388,982
Income taxes receivable	44,535	81,161
Deferred tax assets—net	—	250,599
TOTAL CURRENT ASSETS	5,896,574	6,246,085
PROPERTY AND EQUIPMENT—NET	601,781	699,322
DEFERRED TAX ASSETS—NET	125,479	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	314,425	321,625
GOODWILL	5,753,212	5,820,692
INTANGIBLE ASSETS—NET	591,631	659,438
OTHER NON-CURRENT ASSETS	246,301	267,136
TOTAL ASSETS	$13,529,403	$14,014,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,163	$2,788
Accounts payable	1,904,968	1,853,993
Accrued expenses and other current liabilities	2,021,749	2,167,771
Billings in excess of costs on uncompleted contracts	671,945	653,877
Current portion of long-term debt	153,269	157,623
TOTAL CURRENT LIABILITIES	4,755,094	4,836,052
OTHER LONG-TERM LIABILITIES	312,271	305,485
DEFERRED TAX LIABILITY—NET	32,607	230,037
PENSION BENEFIT OBLIGATIONS	544,112	565,254
LONG-TERM DEBT	4,366,424	4,446,527
TOTAL LIABILITIES	10,010,508	10,383,355

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2015; issued and outstanding 152,452,910 and 151,263,650 shares as of December 31 and September 30, 2015, respectively	1,525	1,513
Additional paid-in capital	3,536,242	3,518,999
Accumulated other comprehensive loss	(725,155)	(635,100)
Retained earnings	501,969	522,336
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,314,581	3,407,748
Noncontrolling interests	204,314	223,195
TOTAL STOCKHOLDERS’ EQUITY	3,518,895	3,630,943
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,529,403	$14,014,298

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2015	December 31, 2014

Revenue	$4,297,651	$4,210,468

Cost of revenue	4,156,793	4,075,738
Gross profit	140,858	134,730

Equity in earnings of joint ventures	25,263	23,924
General and administrative expenses	(28,639)	(34,338)
Acquisition and integration expenses	(41,038)	(138,463)
Income (loss) from operations	96,444	(14,147)

Loss on disposal activities	(41,053)	—
Other income	3,042	2,579
Interest expense	(59,518)	(118,698)
Loss before income tax expense	(1,085)	(130,266)

Income tax benefit	(682)	(12,199)
Net loss	(403)	(118,067)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(19,964)	(20,908)
Net loss attributable to AECOM	$(20,367)	$(138,975)

Net loss attributable to AECOM per share:
Basic	$(0.13)	$(0.98)
Diluted	$(0.13)	$(0.98)

Weighted average shares outstanding:
Basic	153,619	141,892
Diluted	153,619	141,892

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended
	December 31, 2015	December 31, 2014

Net loss	$(403)	$(118,067)

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	5,323	(1,057)
Foreign currency translation adjustments	(97,694)	(128,099)
Pension adjustments, net of tax	689	8,006
Other comprehensive loss, net of tax	(91,682)	(121,150)
Comprehensive loss, net of tax	(92,085)	(239,217)
Noncontrolling interests in comprehensive loss of consolidated subsidiaries, net of tax	(18,337)	(18,847)
Comprehensive loss attributable to AECOM, net of tax	$(110,422)	$(258,064)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(403)	$(118,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,018	156,049
Equity in earnings of unconsolidated joint ventures	(25,263)	(23,924)
Distribution of earnings from unconsolidated joint ventures	39,370	42,213
Non-cash stock compensation	21,500	36,017
Prepayment penalty on unsecured senior notes	—	55,639
Excess tax benefit from share-based payment	(3,324)	(2,526)
Foreign currency translation	(54,312)	(14,546)
Write-off of debt issuance costs	—	8,997
Loss on disposal activities	41,053	—
Pension curtailment and settlement gains	(7,818)	—
Other noncash	2,892	2,060
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	29,119	349,148
Prepaid expenses and other assets	(6,075)	39,415
Accounts payable	53,522	(58,274)
Accrued expenses and other current liabilities	(140,765)	(163,801)
Billings in excess of costs on uncompleted contracts	18,068	(13,501)
Other long-term liabilities	(527)	(12,257)
Net cash provided by operating activities	78,055	282,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(3,277,111)
Proceeds from disposal of businesses	37,567	—
Net investment in unconsolidated joint ventures	(7,724)	(9,127)
Proceeds from sales of investments	11,201	13,036
Purchases of investments	(214)	(21,092)
Payments for capital expenditures, net of disposals	(843)	(25,070)
Net cash provided by (used in) investing activities	39,987	(3,319,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,222,663	3,858,648
Repayments of borrowings under credit agreements	(1,304,882)	(2,053,648)
Issuance of unsecured senior notes	—	1,600,000
Prepayment penalty on unsecured senior notes	—	(55,639)
Cash paid for debt and equity issuance costs	(1,178)	(86,249)
Proceeds from issuance of common stock	6,894	3,645
Proceeds from exercise of stock options	3,013	2,383
Payments to repurchase common stock	(17,343)	(10,957)
Excess tax benefit from share-based payment	3,324	2,526
Net distributions to noncontrolling interests	(37,785)	(34,674)
Other financing activities	(12,950)	(19,961)
Net cash (used in) provided by financing activities	(138,244)	3,206,074

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,647)	(8,892)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,849)	160,460
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	683,893	574,188
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$658,044	$734,648

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$1,554,912
Debt assumed from acquisitions	$—	$567,656

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2015 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report.

The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2016.

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

2.              New Accounting Pronouncements and Changes in Accounting

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance will be effective for the Company’s fiscal year beginning October 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company continues to evaluate the impact and method of the adoption of the new accounting guidance on its consolidated financial statements.

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

In September 2015, the FASB issued new accounting guidance which simplifies the accounting for measurement-period adjustments in connection with business combinations. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined, and therefore eliminates the requirement to retrospectively account for the adjustment in prior periods presented. This guidance was effective for fiscal years and interim periods beginning after December 15, 2015, and was to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption was permitted. The Company early adopted this guidance for the quarter ended December 31, 2015, which did not have a material impact on the Company’s financial statements.

In the first quarter of fiscal 2016, the Company adopted new accounting guidance which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued new accounting guidance which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. The Company has elected early adoption of this standard on a prospective basis in the first quarter of fiscal 2016. This resulted in a reclassification of the Company’s net current deferred tax asset and net current deferred tax liability to the net non-current deferred tax asset and to its net non-current deferred tax liability in the Company’s consolidated balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s consolidated results of income or comprehensive income.

3.              Business Acquisitions, Goodwill and Intangible Assets

On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The purpose of the acquisition was to further diversify the Company’s market presence and accelerate the Company’s strategy to create an integrated delivery platform for customers. The Company paid total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS’s senior notes totaling $1.0 billion, and upon the occurrence of a change in control of URS, the URS senior noteholders had the right to redeem their notes at a cash price equal to 101% of the principal amount of the notes. Accordingly, on October 24, 2014, the Company purchased $0.6 billion of URS’s senior notes from the noteholders. See also Note 7, Debt. Additionally, the Company repaid in full URS’s $0.6 billion 2011 term loan and $0.1 billion of URS’s revolving line of credit.

The following summarizes the estimated fair values of URS assets acquired and liabilities assumed (in millions), as of the acquisition date:

Cash and cash equivalents	$284.9
Accounts receivable	2,512.8
Prepaid expenses and other current assets	421.0
Property and equipment	570.9
Identifiable intangible assets:
Customer relationships, contracts and backlog	969.2
Tradename	7.8
Total identifiable intangible assets	977.0
Goodwill	3,992.0
Other non-current assets	329.8
Accounts payable	(656.7)
Accrued expenses and other current liabilities	(1,344.8)
Billings in excess of costs on uncompleted contracts	(397.8)
Current portion of long-term debt	(47.4)
Other long-term liabilities	(393.6)
Pension benefit obligations	(406.3)
Long-term debt	(520.2)
Noncontrolling interests	(201.0)
Net assets acquired	$5,120.6

Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, and have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years). Other intangible assets primarily consist of the fair value of office leases. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Accrued expenses and other current liabilities above include URS project liabilities and approximately $240 million as of the acquisition date, related to estimated URS legal settlements and uninsured legal damages; see Note 14, Commitments and Contingencies, which includes legal matters related to former URS affiliates.

The following presents summarized unaudited pro forma operating results assuming that the Company had acquired URS at October 1, 2013. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred.

Three Months Ended Dec 31, 2014
(in millions)
Revenue	$4,546
Income from continuing operations	163
Net income	44
Net income attributable to AECOM	21

Net income attributable to AECOM per share:
Basic	$0.14
Diluted	$0.14

Amortization of intangible assets relating to URS was $59.0 million and $99.0 million during the three months ended December 31, 2015 and 2014, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $9.7 million and ($5.7) million, respectively, during the three months ended December 31, 2015 and $8.1 million and ($9.5) million, respectively, during the three months ended December 31, 2014 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. This margin fair value liability was $148.1 million at the acquisition date and its carrying value was $36.0 million at December 31, 2015, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The Company anticipates the remaining liability will be recognized as revenue over five years, with the majority over the first two years. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended December 31, 2015 and 2014 was $15.1 million and $24.4 million, respectively.

Acquisition and integration expenses in the accompanying consolidated statements of operations comprised of the following (in millions):

	Three months ended Dec 31,
	2015	2014

Severance and personnel costs	$6.6	$109.3
Professional service, real estate-related, and other expenses	34.4	29.2
Total	$41.0	$138.5

Included in severance and personnel costs for the three months ended December 31, 2015 and 2014 was $6.6 million and $36.6 million of severance expense, respectively, of which $4.3 million and $4.6 million was paid as of December 31, 2015 and 2014, respectively. All acquisition and integration expenses are classified within corporate, as presented in Note 15.

Interest expense in the accompanying consolidated statements of operations for the three months ended December 31, 2015 included acquisition related financing expenses of $4.1 million. Interest expense in the consolidated statements of operations for the three months ended December 31, 2014 included acquisition related financing expenses of $68.0 million, which primarily consisted of a $55.6 million penalty from the prepayment of the Company’s unsecured senior notes.

Loss on disposal activities of $41.0 million in the accompanying Statements of Operations includes losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $99.6 million. Income from operations includes losses incurred by non-core businesses of $7.1 million during the three months ended December 31, 2015.

Net favorable adjustments from acquisition related project and legal matters resulted in $19.7 million of income during the three months ended December 31, 2015 ($15.4 million, net of noncontrolling interests).

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2015 and 2014 were as follows:

	September 30, 2015	Post- Acquisition Adjustments	Foreign Exchange Impact	Disposed	December 31, 2015
	(in millions)
Design and Consulting Services	$3,163.3	$(10.4)	$(9.5)	$—	$3,143.4
Construction Services	918.5	(19.8)	(10.7)	(11.3)	876.7
Management Services	1,738.9	—	(5.8)	—	1,733.1
Total	$5,820.7	$(30.2)	$(26.0)	$(11.3)	$5,753.2

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2015 and September 30, 2015, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2015			September 30, 2015
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,222.0	$(630.4)	$591.6	$1,224.7	$(565.3)	$659.4	1 – 11
Trademark / tradename	16.4	(16.4)	—	16.4	(16.4)	—	0.3 - 2
Total	$1,238.4	$(646.8)	$591.6	$1,241.1	$(581.7)	$659.4

Amortization expense of acquired intangible assets included within cost of revenue was $65.1 million and $105.9 million for the three months ended December 31, 2015 and 2014, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2016 and for the succeeding years:

Fiscal Year	(in millions)
2016 (nine months remaining)	$128.4
2017	93.5
2018	79.3
2019	73.9
2020	61.8
Thereafter	154.7
Total	$591.6

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	December 31, 2015	September 30, 2015
	(in millions)
Billed	$2,329.5	$2,426.2
Unbilled	2,145.9	2,099.8
Contract retentions	399.9	379.6
Total accounts receivable—gross	4,875.3	4,905.6
Allowance for doubtful accounts	(67.4)	(64.1)
Total accounts receivable—net	$4,807.9	$4,841.5

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2015 and September 30, 2015 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2015 and September 30, 2015.

The Company sold trade receivables to financial institutions, of which $266.0 million and $240.8 million were outstanding as of December 31, 2015 and September 30, 2015, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2015	September 30, 2015
	(in millions)
Current assets	$755.0	$727.8
Non-current assets	271.8	282.8
Total assets	$1,026.8	$1,010.6

Current liabilities	$459.5	$441.5
Non-current liabilities	0.1	0.2
Total liabilities	459.6	441.7

Total AECOM equity	370.4	354.7
Noncontrolling interests	196.8	214.2
Total owners’ equity	567.2	568.9
Total liabilities and owners’ equity	$1,026.8	$1,010.6

Total revenue of the consolidated joint ventures was $485.2 million and $545.3 million for the three months ended December 31, 2015 and 2014, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	December 31, 2015	September 30, 2015
	(in millions)
Current assets	$1,285.2	$1,200.7
Non-current assets	548.2	527.3
Total assets	$1,833.4	$1,728.0

Current liabilities	$1,098.7	$936.7
Non-current liabilities	105.6	87.0
Total liabilities	1,204.3	1,023.7

Joint ventures’ equity	629.1	704.3
Total liabilities and joint ventures’ equity	$1,833.4	$1,728.0

AECOM’s investment in joint ventures	$314.4	$321.6

	Three Months Ended
	December 31, 2015	December 31, 2014
	(in millions)
Revenue	$1,228.1	$1,081.3
Cost of revenue	1,169.2	1,027.4
Gross profit	$58.9	$53.9
Net income	$48.9	$48.3

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2015	December 31, 2014
	(in millions)
Pass through joint ventures	$4.8	$6.4
Other joint ventures	20.4	17.5
Total	$25.2	$23.9

6.              Pension Benefit Obligations

In the U.S., the Company sponsors various qualified defined benefit pension plans. The legacy AECOM defined benefit plan covers substantially all permanent AECOM employees hired as of March 1, 1998. The other recently acquired plans cover employees of URS and the Hunt Corporation at the time of their acquisition. Benefits under these plans generally are based on the employee’s years of creditable service and compensation. All defined benefit plans are closed to new participants and all defined benefit plans, except the URS Federal Services, Inc. Employees Retirement Plan, have frozen accruals as of December 31, 2015. The Company adopted an amendment to freeze benefits under the URS Federal Services, Inc. Employees Retirement Plan during the three months ended December 31, 2015, which resulted in the curtailment gain listed below. The Company also sponsors various non-qualified plans in the U.S.; all of these plans are frozen. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

The following table details the components of net periodic cost for the Company’s pension plans for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31, 2015		December 31, 2014
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.8	$0.3	$1.5	$0.3
Interest cost on projected benefit obligation	5.7	10.5	6.4	11.3
Expected return on plan assets	(7.8)	(12.8)	(6.7)	(11.9)
Amortization of prior service cost	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	1.4	1.1	1.5
Curtailment gain recognized	(6.8)	—	—	—
Settlement (gain) loss recognized	(1.0)	0.1	—	0.4
Net periodic (benefit) cost	$(7.1)	$(0.6)	$2.3	$1.5

The total amounts of employer contributions paid for the three months ended December 31, 2015 were $5.7 million for U.S. plans and $5.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2016 are $9.2 million for U.S. plans and $15.5 million for non-U.S. plans. The aggregate pension deficit was $550.9 million and $572.6 million as of December 31, 2015 and September 30, 2015, respectively. The long-term portion of the aggregate pension deficit was $544.1 million and $565.3 million as of December 31, 2015 and September 30, 2015, respectively.

7.              Debt

Debt consisted of the following:

	December 31, 2015	September 30, 2015
	(in millions)
2014 Credit Agreement	$2,353.7	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	428.9	429.4
Other debt	140.2	163.2
Total debt	4,522.8	4,606.9
Less: Current portion of debt and short-term borrowings	(156.4)	(160.4)
Long-term debt, less current portion	$4,366.4	$4,446.5

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2015:

Fiscal Year
2016 (nine months remaining)	$119.5
2017	346.7
2018	125.2
2019	86.0
2020	1,505.2
Thereafter	2,340.2
Total	$4,522.8

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

The Credit Agreement contains covenants that limit the Company’s ability and certain of its subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into certain types of burdensome agreements; or (vii) make investments.

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the acquisition of URS.

On December 22, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving the Company’s international subsidiaries.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ended on March 31, 2015. The Company’s Consolidated Leverage Ratio was 4.7 at December 31, 2015. As of December 31, 2015, the Company was in compliance with the covenants of the Credit Agreement.

At December 31, 2015 and September 30, 2015, outstanding standby letters of credit totaled $98.6 million and $92.5 million, respectively, under its revolving credit facilities. As of December 31, 2015 and September 30, 2015, the Company had $951.4 million and $947.6 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of December 31, 2015, the estimated fair market value of the 2014 Senior Notes was approximately $822.0 million for the 2022 Notes and $812.0 million for the 2024 Notes. The fair value of the Notes as of December 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

In connection with the offering of the Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 to exchange the Notes for registered notes having terms substantially identical in all material respects (except certain transfer restrictions, registration rights and additional interest provisions relating to the Notes will not apply to the registered notes). The Company filed an initial registration statement on Form S-4 with the SEC on July 6, 2015 that was declared effective by the SEC on September 29, 2015. On November 2, 2015, the Company completed its exchange offer which exchanged the Notes for the registered notes, as well as all related guarantees.

The Company was in compliance with the covenants relating to the Notes as of December 31, 2015.

URS Senior Notes

In connection with the URS acquisition, the Company assumed URS’s 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of December 31, 2015, the estimated fair market value of the URS Senior Notes was approximately $179.2 million for the 2017 URS Senior Notes and $223.7 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of December 31, 2015 was $181.5 million for the 2017 URS Senior Notes and $247.4 million for the 2022 URS Senior Notes. The fair value of the Company’s URS Senior Notes as of December 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of December 31, 2015, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2015 and September 30, 2015, these outstanding standby letters of credit totaled $362.6 million and $344.0 million, respectively. As of December 31, 2015, the Company had $394.8 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2015 and 2014 was 4.2% and 4.0%, respectively.

8.              Derivative Financial Instruments and Fair Value Measurements

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

December 31, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

The notional principal of outstanding foreign currency forward contracts to purchase Australian dollars (AUD) with U.S. dollars was AUD 85.6 million (or approximately $64.3 million) and AUD 98.1 million (or $74.1 million) at December 31, 2015 and September 30, 2015, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2015 and 2014.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at December 31, 2015 or 2014.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the three months ended December 31, 2015 and 2014. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency contracts were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015 and 2014, the Company entered into two contingent consideration arrangements in connection with business acquisitions. Under the arrangements, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability as of December 31, 2015 and September 30, 2015 was $39 million and $39 million, respectively, and is a Level 3 fair value measurement recorded within other accrued liabilities. It was valued based on estimated future net cash flows. After the initial recording of this liability as a part of purchase accounting, there were no material subsequent changes in fair value through December 31, 2015. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

9.              Share-based Payments

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

Stock option activity for the three months ended December 31 was as follows:

	2015		2014
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	1.3	$28.26	1.6	$27.69
Options granted	—	—	—	—
Options exercised	(0.2)	23.94	(0.1)	26.24
Options forfeited or expired	—	—	—	—
Outstanding at December 31	1.1	28.92	1.5	27.75

Vested and expected to vest in the future as of December 31	1.1	$28.92	1.5	$27.75

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $29.92 and $32.38 during the three months ended December 31, 2015 and 2014, respectively. The weighted average grant date fair value of restricted stock unit awards were $29.92 and $31.06 during the three months ended December 31, 2015 and 2014, respectively. Included in the restricted stock unit grants during the three months ended December 31, 2014 were 2.6 million restricted stock units with a grant date fair value of $30.04 that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to share-based payments was $21.5 million and $62.3 million during the three months ended December 31, 2015 and 2014, respectively. Included in total compensation expense during the three months ended December 31, 2014 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash, which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding was $176.4 million and $115.5 million as of December 31, 2015 and September 30, 2015, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $3.3 million and $2.5 million for the three months ended December 31, 2015 and 2014, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

10.       Income Taxes

The Company’s effective tax rate from continuing operations was 62.9% and 9.4% for the three months ended December 31, 2015 and 2014, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three-month period ended December 31, 2015 were the recognition of a discrete benefit of $10.3 million related to the retroactive extension of previously expired research and development credits and other energy-related incentives enacted during the quarter, partially offset by the impact of current year losses primarily in Canada, South Africa, India, and Germany for which no tax benefit is expected due to valuation allowances of $4.9 million, and a $3.5 million discrete expense, net of related valuation allowance, due to the reduction in the United Kingdom statutory income tax rate during the quarter.

The Company utilizes the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in tax laws and their interpretations which include possible tax reform contemplated in the United States and other jurisdictions around the world arising from the result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation Development (OECD) which, if finalized and adopted, could have a material impact on the Company’s income tax expense and deferred tax balances.

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

In November 2015, the FASB issued new accounting guidance which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The Company has elected early adoption of this standard on a prospective basis in the first quarter of 2016. This resulted in a reclassification of the Company’s net current deferred tax asset and net current deferred tax liability to the net non-current deferred tax asset and to its net non-current deferred tax liability in the Company’s consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The adoption of this guidance had no impact on the Company’s consolidated results of income or comprehensive income.

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. For the three months ended December 31, 2015 and 2014, options excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three months ended December 31, 2015 and 2014 excludes 1.2 million and 2.0 million of potential common shares, respectively, due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2015	December 31, 2014
	(in millions)
Denominator for basic earnings per share	153.6	141.9
Potential common shares	—	—
Denominator for diluted earnings per share	153.6	141.9

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2015	September 30, 2015
	(in millions)
Accrued salaries and benefits	$711.9	$852.2
Accrued contract costs	997.3	993.1
Other accrued expenses	312.5	322.5
	$2,021.7	$2,167.8

Accrued contract costs above include balances related to professional liability accruals of $231.0 million and $239.2 million as of December 31, 2015 and September 30, 2015, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31 and September 30, 2015. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the three months ended December 31, 2015.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2015 and 2014 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive (loss) income before reclassification	(1.0)	(96.1)	4.0	(93.1)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.7	—	—	1.7
Cash flow hedge losses, net of tax	—	—	1.3	1.3
Balances at December 31, 2015	$(203.3)	$(516.2)	$(5.7)	$(725.2)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	6.2	(126.0)	(1.5)	(121.3)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.8	—	—	1.8
Cash flow hedge losses, net of tax	—	—	0.4	0.4
Balances at December 31, 2014	$(209.0)	$(263.8)	$(2.9)	$(475.7)

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

The Company and its affiliates are involved in various investigations, audits, claims and lawsuits arising in the normal course of business. The Company is not always aware that it or its affiliates are under investigation, or of the status in such matters, but the Company is currently aware of certain pending investigations, including the matters described below. In the opinion of management, based on current information and discussions with counsel, with the exception of matters noted below, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated balance sheet or statements of operations or cash flows.

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At December 31, 2015, the Company was contingently liable in the amount of approximately $461.2 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment of performance guarantees.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and acts of willful misconduct. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) will be required to complete those activities. The Company does not expect that these guarantees will have a material adverse effect on its consolidated balance sheet or statements of operations or cash flows.

USAID Egyptian Projects

In November 2004, the federal government filed a civil action in Idaho federal district court against Washington Group International, a Delaware company (WGI), an affiliate of URS, which the Company acquired on October 17, 2014, and two of WGI’s subcontractors, asserting violations under the Federal False Claims Act and Federal Foreign Assistance Act of 1961 for failure to comply with U.S. Agency for International Development (USAID) source, origin, and nationality regulations in connection with five USAID-financed Egyptian projects beginning in the early 1990s. The federal government sought a refund of the approximately $373 million paid to WGI under the contracts for the five completed and fully operational projects as well as damages and civil penalties (including doubling and trebling of damages) for violation of the statutes. In March 2005, WGI filed motions in Idaho federal district court and the United States Bankruptcy Court in Nevada contending that the federal government’s Idaho federal district court action was barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI emerged from bankruptcy protection. In 2006, the Idaho federal district court action was stayed pending the bankruptcy-related proceedings. On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the Federal False Claims and the Federal Foreign Assistance Acts are not barred. On November 7, 2012, WGI appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel. On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court’s decision. On September 26, 2013, WGI appealed the Appellate Panel’s decision to the United States Ninth Circuit Court of Appeals.

On January 5, 2016, WGI and the federal government settled this matter and WGI paid $9 million for a release of all claims without admitting any liability. This settlement did not have a material impact to the Company’s financial results.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs may exceed $100 million. In addition, WGI Ohio assets and liabilities, including the value of the above claims, were also measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio’s parent company. See Note 3.

WGI Ohio can provide no certainty that it will recover the DOE claims and fees submitted in December 2014, as well as any other project costs after December 2014 that WGI Ohio is obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company’s results of operations.

Canadian Pipeline Contract

In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint Energy Services Ltd. (Flint), an affiliate of URS, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line. The pipeline owner alleges it has suffered approximately C$45 million in damages in connection with the abandonment and replacement of the pipeline. Flint was the construction contractor on the pipeline project. Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line. In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint. Since 2011, preliminary legal proceedings have occurred and Flint’s first expected trial date has been set for April 2016.

Flint disputes the pipeline owner’s claims and intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts. The potential range of loss in excess of the current accrual cannot be reasonably estimated at this time, primarily due to the substantial uncertainty regarding the actual cause of the damage to or loss of the line is disputed; the nature and amount of each individual damage claim against the various defendants; and the uncertainty concerning legal theories and factual bases that the customer may present against all or some of the defendants.

Waste Isolation Pilot Plant Environmental Incidents

AECOM is a member of Nuclear Waste Partnership, LLC, a joint venture that manages and operates the Waste Isolation Pilot Plant (WIPP), a DOE federal waste repository in New Mexico designed to dispose of low level transuranic (TRU) radioactive waste generated by federal facilities. On February 5, 2014, an underground vehicle fire suspended operations at WIPP. On February 14, 2014, in a separate and unrelated event, a TRU waste container that originated from Los Alamos National Laboratory breached and released low levels of radiological contaminants from the mine at WIPP into the atmosphere. On December 6, 2014, the DOE and Nuclear Waste Partnership received an administrative compliance order and civil penalty of $17.7 million from the New Mexico Environment Department alleging violations of the Resource Conservation and Recovery Act and the New Mexico Hazardous Waste Act due to WIPP’s failure to prevent the underground fire and the radiological release. In addition, disposal operations at WIPP have been suspended until a final recovery plan can be implemented.

On January 22, 2016, Nuclear Waste Partnership, the DOE and the New Mexico Environmental Department executed a settlement agreement resolving this matter in which the DOE agreed to provide future funding for various projects in lieu of any penalty payments. This settlement resulted in a favorable adjustment to income of $13.2 million ($10.1 million, net of controlling interests).

Tishman Inquiry

The U.S. Attorney’s Office for the Eastern District of New York (USAO) informed the Company’s subsidiary Tishman Construction Corporation (TCC) that, in connection with a wage and hour investigation of several New York area contractors, the USAO investigated potential improper overtime payments to union workers on projects managed by TCC and other contractors in New York dating back to 1999. TCC was acquired by the Company in 2010.

As previously reported in the Company’s Form 8-K filed on December 11, 2015, the USAO announced on December 10, 2015 that Tishman Construction agreed to settle this matter by entering into a deferred prosecution agreement, by offering restitution to its clients of approximately $5.6 million, and by paying approximately $14.6 million in fines over a two-year period to the federal government. This settlement did not have a material impact to the Company’s financial results. TCC did not profit from any of the funds in question.

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

All of the lawsuits claim damages that purportedly resulted from AECOM Australia’s role in connection with the above described traffic forecast. The class action applicants claim that they represent investors who acquired approximately $155 million Australian dollars of securities. On July 10, 2015, AECOM Australia, the RCM Applicants and Portigon AG entered into a Deed of Release settling the respective lawsuits for $205 million (U.S. dollars). This settlement did not have a material impact to the Company’s financial results.

AECOM Australia disputes the claimed entitlements to damages asserted by the remaining class action lawsuit and will continue to defend this matter vigorously. AECOM Australia cannot provide assurance that it will be successful in these efforts. The potential range of loss in excess of the current accrual cannot be reasonably estimated at this time, primarily due to the fact that the matter involves unique and significant issues pertaining to the plaintiffs’ reliance on AECOM Australia’s reports, the quantum of damages that may be asserted against AECOM Australia, and numerous proportionate liability claims against the primary and third party defendants.

DOE Hanford Nuclear Reservation

URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC, affiliates of URS, perform services under multiple contracts (including under the Waste Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE’s Hanford nuclear reservation that have been subject to various government investigations or litigation:

•                  Waste Treatment Plant government investigation: The federal government is conducting an investigation into the Company’s affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant.

•                  Waste Treatment Plant whistleblower and employment claims: Two former employees have each filed employment related claims against the Company’s affiliate, URS Energy & Construction, seeking restitution for alleged retaliation and wrongful termination. In August 2015, URS Energy & Construction settled one of these former employees’ whistleblower and employment related claims for $4.1 million.

•                  Tank Farms government investigation: The federal government is conducting an investigation regarding the time keeping of employees at the Company’s joint venture, Washington River Protection Solutions LLC, when the joint venture took over as the prime contractor from another federal contractor.

•                  Tank Farms government investigation: The federal government was conducting an investigation into the circumstances surrounding the response of the Company’s joint venture, Washington River Protection Solutions LLC, to a leak within the tank farms of the Hanford nuclear reservation. On December 8, 2015, the United States District Court, Eastern District of Washington dismissed this matter.

•                  River Corridor litigation: The federal government has partially intervened in a false claims act complaint filed in the Eastern District of Washington on December 2013 challenging the Company’s joint venture, Washington Closure Hanford LLC, and its contracting procedures under the Small Business Act.

URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC dispute these investigations and claims and intend to continue to defend these matters vigorously; however, URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC cannot provide assurances that they will be successful in these efforts. The potential range of loss in excess of the current accrual cannot be reasonably estimated at this time, primarily due to the fact that these matters involve complex and unique environmental and regulatory issues; each project site contains multiple parties, including various local, state and federal government agencies; conflicts of law between local, state and federal regulations; substantial uncertainty regarding any alleged damages; and the preliminary stage of the government investigations or litigation.

15.       Reportable Segments

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2015:
Revenue	$1,862.1	$1,711.8	$723.8	$—	$4,297.7
Gross profit	79.3	12.9	48.7	—	140.9
Equity in earnings of joint ventures	3.0	2.7	19.5	—	25.2
General and administrative expenses	—	—	—	(28.7)	(28.7)
Acquisition and integration expenses	—	—	—	(41.0)	(41.0)
Operating income	82.3	15.6	68.2	(69.7)	96.4

Gross profit as a % of revenue	4.3%	0.8%	6.7%	—	3.3%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2014:
Revenue	$1,891.7	$1,534.1	$784.7	$—	$4,210.5
Gross profit	46.3	35.4	53.1	—	134.8
Equity in earnings of joint ventures	1.5	5.8	16.6	—	23.9
General and administrative expenses	—	—	—	(34.3)	(34.3)
Acquisition and integration expenses	—	—	—	(138.5)	(138.5)
Operating income	47.8	41.2	69.7	(172.8)	(14.1)

Gross profit as a % of revenue	2.4%	2.3%	6.8%	—	3.2%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total

Total assets

December 31, 2015	$6,895.4	$3,284.8	$2,756.2	$593.0	$13,529.4
September 30, 2015	7,118.2	3,382.4	2,903.9	609.8	14,014.3

16.       Condensed Consolidating Financial Information

As discussed in Note 7, on October 6, 2014, AECOM issued $800.0 million aggregate principal amount of its 2022 Notes and $800.0 million aggregate principal amount of its 2024 Notes in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). AECOM filed a Registration Statement on Form S-4 relating to the offer to exchange the Notes for new 5.75% Senior Notes due 2022 and 5.875% Senior Notes due 2024 that was declared effective by the SEC on September 29, 2015. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of AECOM’s directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

In connection with the registration of the exchange offer, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities registered or being registered with the Securities and Exchange Commission. The following condensed consolidating financial information, which is presented for AECOM, the Subsidiary Guarantors on a combined basis and AECOM’s non-guarantor subsidiaries on a combined basis, is provided to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance Sheets

(unaudited — in millions)

December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$2.2	$132.3	$523.5	$—	$658.0
Accounts receivable - net	—	2,144.1	2,663.8	—	4,807.9
Intercompany receivable	756.8	149.4	232.4	(1,138.6)	—
Prepaid expenses and other current assets	50.9	120.2	215.0	—	386.1
Income taxes receivable	8.3	—	36.3	—	44.6
TOTAL CURRENT ASSETS	818.2	2,546.0	3,671.0	(1,138.6)	5,896.6
PROPERTY AND EQUIPMENT - NET	95.9	230.0	275.9	—	601.8
DEFERRED TAX ASSETS - NET	48.8	—	194.0	(117.3)	125.5
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,567.1	1,261.8	64.9	(7,893.8)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.8	50.3	263.3	—	314.4
GOODWILL	—	3,290.3	2,462.9	—	5,753.2
INTANGIBLE ASSETS - NET	—	416.9	174.7	—	591.6
OTHER NON - CURRENT ASSETS	83.1	21.0	142.2	—	246.3
TOTAL ASSETS	$7,613.9	$7,816.3	$7,248.9	$(9,149.7)	$13,529.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$0.8	$—	$2.4	$—	$3.2
Accounts payable	36.8	895.3	972.9	—	1,905.0
Accrued expenses and other current liabilities	129.0	963.9	928.8	—	2,021.7
Intercompany payable	87.2	946.2	277.7	(1,311.1)	—
Billings in excess of costs on uncompleted contracts	—	255.6	416.3	—	671.9
Current portion of long-term debt	105.3	23.1	24.9	—	153.3
TOTAL CURRENT LIABILITIES	359.1	3,084.1	2,623.0	(1,311.1)	4,755.1
OTHER LONG-TERM LIABILITIES	88.6	301.2	466.6	—	856.4
DEFERRED TAX LIABILITY - NET	—	104.3	45.6	(117.3)	32.6
NOTE PAYABLE INTERCOMPANY - NON CURRENT	—	—	648.1	(648.1)	—
LONG-TERM DEBT	3,852.9	477.9	35.6	—	4,366.4
TOTAL LIABILITIES	4,300.6	3,967.5	3,818.9	(2,076.5)	10,010.5
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,313.3	3,848.8	3,225.7	(7,073.2)	3,314.6
Noncontrolling interests	—	—	204.3	—	204.3
TOTAL STOCKHOLDERS’ EQUITY	3,313.3	3,848.8	3,430.0	(7,073.2)	3,518.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,613.9	$7,816.3	$7,248.9	$(9,149.7)	$13,529.4

Condensed Consolidating Balance Sheets

(unaudited - in millions)

September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.3	$162.5	$520.1	$—	$683.9
Accounts receivable—net	—	2,165.5	2,675.9	—	4,841.4
Intercompany receivable	771.3	187.3	262.7	(1,221.3)	—
Prepaid expenses and other current assets	36.7	127.4	224.9	—	389.0
Income taxes receivable	68.7	—	12.5	—	81.2
Deferred tax assets—net	36.6	—	276.9	(62.9)	250.6
TOTAL CURRENT ASSETS	914.6	2,642.7	3,973.0	(1,284.2)	6,246.1
PROPERTY AND EQUIPMENT—NET	93.4	240.0	365.9	—	699.3
DEFERRED TAX ASSETS—NET	27.1	—	7.3	(34.4)	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,739.4	1,343.7	67.4	(8,150.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.8	73.4	247.4	—	321.6
GOODWILL	—	3,291.1	2,529.6	—	5,820.7
INTANGIBLE ASSETS—NET	—	459.4	200.0	—	659.4
OTHER NON-CURRENT ASSETS	88.7	26.8	151.7	—	267.2
TOTAL ASSETS	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2.3	$—	$0.5	$—	$2.8
Accounts payable	28.0	834.1	991.9	—	1,854.0
Accrued expenses and other current liabilities	229.5	1,001.6	936.7	—	2,167.8
Intercompany payable	119.9	960.3	319.8	(1,400.0)	—
Billings in excess of costs on uncompleted contracts	—	255.7	398.2	—	653.9
Deferred tax liability — net	—	62.9	—	(62.9)	—
Current portion of long-term debt	105.6	24.5	27.5	—	157.6
TOTAL CURRENT LIABILITIES	485.3	3,139.1	2,674.6	(1,462.9)	4,836.1
OTHER LONG-TERM LIABILITIES	63.6	299.5	507.6	—	870.7
DEFERRED TAX LIABILITY — NET	—	122.6	141.9	(34.4)	230.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	669.1	(669.1)	—
LONG-TERM DEBT	3,914.0	482.7	49.8	—	4,446.5
TOTAL LIABILITIES	4,462.9	4,043.9	4,043.0	(2,166.4)	10,383.4
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,401.1	4,033.2	3,276.1	(7,302.7)	3,407.7
Noncontrolling interests	—	—	223.2	—	223.2
TOTAL STOCKHOLDERS’ EQUITY	3,401.1	4,033.2	3,499.3	(7,302.7)	3,630.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,236.3	$2,094.2	$(32.8)	$4,297.7
Cost of Revenue	—	2,182.5	2,007.1	(32.8)	4,156.8
Gross Profit	—	53.8	87.1	—	140.9
Equity in earnings from subsidiaries	54.9	(40.3)	0.8	(15.4)	—
Equity in earnings of joint ventures	—	4.5	20.7	—	25.2
General and administrative expenses	(27.6)	(1.1)	—	—	(28.7)
Acquisition and integration expenses	(41.0)	—	—	—	(41.0)
(Loss) income from operations	(13.7)	16.9	108.6	(15.4)	96.4
Loss on disposal activity	—	—	(41.0)	—	(41.0)
Other income	0.8	8.9	2.5	(9.2)	3.0
Interest expense	(53.3)	(5.7)	(9.7)	9.2	(59.5)
(Loss) income before income tax (benefit) expense	(66.2)	20.1	60.4	(15.4)	(1.1)
Income tax (benefit) expense	(45.8)	18.1	14.2	12.8	(0.7)
Net (loss) income	(20.4)	2.0	46.2	(28.2)	(0.4)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(20.0)	—	(20.0)
Net (loss) income attributable to AECOM	$(20.4)	$2.0	$26.2	$(28.2)	$(20.4)

	For the three months ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,036.7	$2,268.6	$(94.8)	$4,210.5
Cost of revenue	—	1,956.5	2,214.1	(94.8)	4,075.8
Gross profit	—	80.2	54.5	—	134.7
Equity in earnings from subsidiaries	25.6	0.6	1.4	(27.6)	—
Equity in earnings of joint ventures	—	(2.0)	25.9	—	23.9
General and administrative expenses	(33.0)	(1.2)	—	—	(34.2)
Acquisition and integration expenses	(115.9)	(22.6)	—	—	(138.5)
(Loss) income from operations	(123.3)	55.0	81.8	(27.6)	(14.1)
Other income	0.9	8.4	0.9	(7.7)	2.5
Interest expense	(113.4)	(4.7)	(8.3)	7.7	(118.7)
(Loss) income before income tax (benefit) expense	(235.8)	58.7	74.4	(27.6)	(130.3)
Income tax (benefit) expense	(96.8)	15.2	3.8	65.6	(12.2)
Net (loss) income	(139.0)	43.5	70.6	(93.2)	(118.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(20.9)	—	(20.9)
Net (loss) income attributable to AECOM	$(139.0)	$43.5	$49.7	$(93.2)	$(139.0)

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(20.4)	$2.0	$46.2	$(28.2)	$(0.4)
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	3.9	—	1.4	—	5.3
Foreign currency translation adjustments	—	—	(97.7)	—	(97.7)
Pension adjustments, net of tax	0.6	(4.7)	4.8	—	0.7
Other comprehensive income (loss), net of tax	4.5	(4.7)	(91.5)	—	(91.7)
Comprehensive loss net of tax	(15.9)	(2.7)	(45.3)	(28.2)	(92.1)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(18.3)	—	(18.3)
Comprehensive loss attributable to AECOM, net of tax	$(15.9)	$(2.7)	$(63.6)	$(28.2)	$(110.4)

	For the three months ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(139.0)	$43.5	$70.6	$(93.2)	$(118.1)
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivatives, net of tax	(1.0)	—	—	—	(1.0)
Foreign currency translation adjustments	—	—	(128.1)	—	(128.1)
Pension adjustments, net of tax	0.7	—	7.3	—	8.0
Other comprehensive loss, net of tax	(0.3)	—	(120.8)	—	(121.1)
Comprehensive (loss) income, net of tax	(139.3)	43.5	(50.2)	(93.2)	(239.2)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(18.9)	—	(18.9)
Comprehensive (loss) income attributable to AECOM, net of tax	$(139.3)	$43.5	$(69.1)	$(93.2)	$(258.1)

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the three months ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(265.1)	$295.0	$48.1	$—	$78.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of businesses and property	—	—	37.6	—	37.6
Net investment in unconsolidated joint ventures	—	(0.5)	(7.2)	—	(7.7)
Net sales of investments	—	—	11.0	—	11.0
Payments for capital expenditures, net of disposals	(5.3)	(9.0)	13.4	—	(0.9)
Receipts from intercompany notes receivable	7.0	39.7	—	(46.7)	—
Other intercompany investing activities	342.4	21.9	—	(364.3)	—
Net cash used in investing activities	344.1	52.1	54.8	(411.0)	40.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,220.7	—	2.0	—	1,222.7
Repayments of borrowings under credit agreements	(1,283.8)	(5.8)	(15.3)	—	(1,304.9)
Cash paid for debt and equity issuance costs	(1.2)	—	—	—	(1.2)
Proceeds from issuance of common stock	6.9	—	—	—	6.9
Proceeds from exercise of stock options	3.0	—	—	—	3.0
Payments to repurchase common stock	(17.3)	—	—	—	(17.3)
Excess tax benefit from share-based payment	3.3	—	—	—	3.3
Net distributions to noncontrolling interests	—	—	(37.8)	—	(37.8)
Other financing activities	(9.7)	(31.7)	28.4	—	(13.0)
Intercompany notes repayments	—	—	(46.7)	46.7	—
Other intercompany financing activities	—	(339.7)	(24.6)	364.3	—
Net cash used in financing activities	(78.1)	(377.2)	(94.0)	411.0	(138.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5.6)	—	(5.6)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.9	(30.1)	3.3	—	(25.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	162.4	520.2	—	683.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.2	$132.3	$523.5	$—	$658.0

	For the three months ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(114.1)	$249.0	$147.7	$—	$282.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,562.3)	114.1	171.1	—	(3,277.1)
Net investment in unconsolidated joint ventures	—	(0.8)	(8.3)	—	(9.1)
Net purchases of investments	(1.3)	—	(6.8)	—	(8.1)
Payments for capital expenditures, net of disposals	(5.9)	(7.5)	(11.7)	—	(25.1)
Receipts from intercompany notes receivable	32.7	39.7	—	(72.4)	—
Other intercompany investing activities	376.4	40.6	—	(417.0)	—
Net cash used in investing activities	(3,160.4)	186.1	144.3	(489.4)	(3,319.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,811.9	4.4	42.3	—	3,858.6
Repayments of borrowings under credit agreements	(2,030.5)	(5.4)	(17.7)	—	(2,053.6)
Issuance of unsecured senior notes	1,600.0	—	—	—	1,600.0
Prepayment penalty on Unsecured Senior Notes	(55.6)	—	—	—	(55.6)
Cash paid for debt and equity issuance costs	(86.2)	—	—	—	(86.2)
Proceeds from issuance of common stock	3.6	—	—	—	3.6
Proceeds from exercise of stock options	2.4	—	—	—	2.4
Payments to repurchase common stock	(11.0)	—	—	—	(11.0)
Excess tax benefit from share-based payment	2.5	—	—	—	2.5
Net distributions to noncontrolling interests	—	—	(34.7)	—	(34.7)
Other financing activities	5.8	(21.5)	(4.2)	—	(19.9)
Intercompany notes repayments	—	—	(72.4)	72.4	—
Other intercompany financing activities	—	(381.0)	(36.0)	417.0	—
Net cash used in financing activities	3,242.9	(403.5)	(122.7)	489.4	3,206.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(8.9)	—	(8.9)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31.6)	31.6	160.4	—	160.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33.4	85.8	455.0	—	574.2
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.8	$117.4	$615.4	$—	$734.6

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company and the engineering and construction industry about the Company’s business and operations. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” “seeks,” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that demand for our services is cyclical and vulnerable to economic downturns and reduction in government and private industry spending, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; competition in our industry; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; covenant restrictions in our indebtedness; the ability to retain key personnel; changes in financial markets, interest rates and foreign currency exchange rates; and those additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our business focuses primarily on providing fee-based planning, consulting, architectural and engineering design services and, therefore, our business is labor and not capital intensive. We derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs.

We report our business through three segments: Design and Consulting Services (DCS), Construction Services (CS), and Management Services (MS). Such segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how we manage the business. We have aggregated various operating segments into our reportable segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

Our DCS segment delivers planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government. DCS revenue is primarily derived from fees from services that we provide, as opposed to pass-through costs from subcontractors.

Our CS segment provides construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas. CS revenue typically includes a significant amount of pass-through costs from subcontractors.

Our MS segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. MS revenue typically includes a significant amount of pass-through costs from subcontractors.

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

In December 2015, the federal legislation referred to as the Fixing America’s Surface Transportation Act (FAST Act) was authorized. The FAST Act is a five-year federal program expected to provide infrastructure spending on roads, bridges, and public transit and rail systems. We expect that the passage of the FAST Act will positively impact our transportation services business in the next five years.

We expect to benefit from the return on a portion of our AECOM Capital investments in fiscal year 2016. In addition, we disposed of non-core energy-related business, equipment and other assets acquired from URS and recorded a $41.0 million loss on disposal activities.

Results of Operations

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2015	2014	$	%
	(in millions)
Revenue	$4,297.7	$4,210.5	$87.2	2.1%
Cost of revenue	4,156.8	4,075.7	81.1	2.0
Gross profit	140.9	134.8	6.1	4.5
Equity in earnings of joint ventures	25.2	23.9	1.3	5.4
General and administrative expenses	(28.7)	(34.3)	5.6	16.3
Acquisition and integration expenses	(41.0)	(138.5)	97.5	70.4
Income (loss) from operations	96.4	(14.1)	110.5	783.7
Loss on disposals	(41.0)	—	(41.0)	NM
Other income	3.0	2.6	0.4	15.4
Interest expense	(59.5)	(118.7)	59.2	(49.9)
Loss before income tax benefit	(1.1)	(130.2)	129.1	(99.2)
Income tax benefit	(0.7)	(12.1)	11.4	(94.2)
Net loss	(0.4)	(118.1)	117.7	(99.7)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(20.0)	(20.9)	0.9	4.3
Net loss attributable to AECOM	$(20.4)	$(139.0)	$118.6	(85.3)%

NM — not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue	100.0%	100.0%
Cost of revenue	96.7	96.8
Gross margin	3.3	3.2
Equity in earnings of joint ventures	0.6	0.6
General and administrative expenses	(0.7)	(0.8)
Acquisition and integration expenses	(1.0)	(3.3)
Income (loss) from operations	2.2	(0.3)
Loss on disposals	(1.0)	0.0
Other income	0.1	0.1
Interest expense	(1.3)	(2.9)
Loss before income tax benefit	0.0	(3.1)
Income tax benefit	0.0	(0.3)
Net loss	0.0	(2.8)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.5)	(0.5)
Net loss attributable to AECOM	(0.5)%	(3.3)%

Revenue

Our revenue for the three months ended December 31, 2015 increased $87.2 million, or 2.1%, to $4,297.7 million as compared to $4,210.5 million for the corresponding period last year. Revenue provided by acquired companies was $302.0 million for the three months ended December 31, 2015. Excluding the revenue provided by acquired companies, revenue decreased $214.8 million, or 5.1%, from the three months ended December 31, 2014.

The decrease in revenue, excluding revenue provided by acquired companies, for the three months ended December 31, 2015 was primarily attributable to a decrease in the MS segment of $152.9 million due to decreased services provided to the U.S. government in the Middle East and decreased services provided from chemical demilitarization projects for the Department of Defense. Additionally, the decrease was due to a decrease in our DCS segment of $148.8 million, primarily resulting from a negative foreign currency impact of $80 million from the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound. These decreases were offset by an $86.9 million increase in the CS reportable segment primarily from construction management services provided on high-rise buildings in the city of New York.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended December 31, 2015 and 2014 were $2.1 billion and $1.8 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 48% during the quarter ended December 31, 2015 from 44% during the quarter ended December 31, 2014 due to increased construction of high-rise buildings and sports arenas in our CS reportable segment, as discussed below.

Gross Profit

Our gross profit for the three months ended December 31, 2015 increased $6.1 million, or 4.5%, to $140.9 million as compared to $134.8 million for the corresponding period last year. Gross profit provided by acquired companies was $0.3 million for the three months ended December 31, 2015. Excluding gross profit provided by acquired companies, gross profit increased $5.8 million, or 4.3%, from the three months ended December 31, 2014. For the three months ended December 31, 2015, gross profit, as a percentage of revenue, increased to 3.3% from 3.2% in the three months ended December 31, 2014.

The increase in gross profit, excluding gross profit provided by acquired companies for the three months ended December 31, 2015 were primarily due to factors impacting our segments as described below. Net favorable adjustments from acquisition related project and legal matters resulted in $19.7 million of income during the three months ended December 31, 2015 ($15.4 million, net of noncontrolling interests).

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended December 31, 2015 was $15.1 million, compared with $24.4 million during the three months ended December 31, 2014. This amount is offset by amortization of intangible assets of $59.0 million during the three months ended December 31, 2015, compared with $99.0 million during the three months ended December 31, 2014.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2015 increased $1.3 million, or 5.4%, to $25.2 million as compared to $23.9 million in the corresponding period last year. Equity in earnings of joint ventures provided by acquired companies was $2.5 million for the three months ended December 31, 2015. Excluding the equity earnings of joint ventures provided by acquired companies, equity earnings of joint ventures decreased $1.2 million from the three months ended December 31, 2014.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2015 decreased $5.6 million, or 16.3%, to $28.7 million as compared to $34.3 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.7% of revenue for the three months ended December 31, 2015 from 0.8% in the corresponding period last year.

The decrease in our general and administrative expenses is primarily due to cost synergies and reduced personnel costs resulting from the integration of URS.

Acquisition and Integration Expenses

Acquisition and integration expenses were comprised of the following:

	Three months ended
	December 31, 2015	December 31, 2014
	(in millions)
Severance and personnel costs	$6.6	$109.3
Professional service, real estate-related, and other expenses	34.4	29.2
Total	$41.0	$138.5

Loss on Disposal Activities

Loss on disposal activities of $41.0 million in the accompanying Statements of Operations includes losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS within the Construction Services segment.

Other Income

Other income for the three months ended December 31, 2015 increased $0.4 million from the three months ended December 31, 2014.

Interest Expense

Our interest expense for the three months ended December 31, 2015 decreased to $59.5 million as compared to $118.7 million for the three months ended December 31, 2014.

The decrease in interest expense for the three months ended December 31, 2015 was primarily due to the prior period $55.6 million penalty upon prepayment of our unsecured senior notes.

Income Tax Benefit

Our income tax benefit for the three months ended December 31, 2015 was $0.7 million compared to our income tax benefit of $12.1 million for the three months ended December 31, 2014. Due to nearly breakeven results of pretax loss for the first quarter of 2016, a comparison of the tax benefit and effective tax rates between the first quarter of 2016 and the first quarter of 2015 is not meaningful.

On December 18, 2015, President Obama signed The Protecting American from Tax Hikes (PATH) Act into law. This legislation extended various temporary tax provisions which expired on December 31, 2015, including the permanent extension of the United States federal research credit. We recognized a discrete benefit in the first quarter of $10.3 million attributable to the retroactive impact of the extended provisions.

Based on a review of positive and negative evidence available to us, we have previously recorded valuation allowances against our deferred tax assets in the United Kingdom, Canada and Australia to reduce them to the amount that in our judgment is more likely than not realizable. As of the first quarter of 2016, valuation allowances remain until further positive evidence is obtained before these valuation allowances can be released.

Given the current and forecasted earnings trend, and coming out of cumulative losses in recent years for some of our legal entities in the United Kingdom, sufficient positive evidence in the form of sustained earnings may become available in the future to release all or a portion of the related valuation allowance in the United Kingdom during 2016.  A reversal could result in a significant benefit to tax expense in the quarter released.

Certain operations in Canada and Australia continue to have losses and the associated valuation allowances could be reduced if and when the Company’s current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance.  In addition, the Company is continually investigating tax planning strategies that, if prudent and feasible, may be implemented to reduce the related valuation allowances in the future.

Net Income / Loss Attributable to AECOM

The factors described above resulted in net loss attributable to AECOM of $20.4 million for the three months ended December 31, 2015 as compared to net loss attributable to AECOM of $139.0 million for the three months ended December 31, 2014.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended
	December 31,	December 31,	Change
	2015	2014	$	%
	(in millions)
Revenue	$1,862.1	$1,891.7	$(29.6)	(1.6)%
Cost of revenue	1,782.8	1,845.4	(62.6)	(3.4)
Gross profit	$79.3	$46.3	$33.0	71.3%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue	100.0%	100.0%
Cost of revenue	95.7	97.6
Gross profit	4.3%	2.4%

Revenue

Revenue for our DCS segment for the three months ended December 31, 2015 decreased $29.6 million, or 1.6%, to $1,862.1 million as compared to $1,891.7 million for the corresponding period last year. Revenue provided by acquired companies was $119.2 million for the three months ended December 31, 2015. Excluding revenue provided by acquired companies, revenue decreased $148.8 million, or 7.9%, from the three months ended December 31, 2014.

The decrease in revenue, excluding revenue provided by acquired companies, for the three months ended December 31, 2015 was primarily attributable to a negative foreign currency impact of $80 million mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound, and a decrease in the Americas region of $30 million across our end markets, including the transportation, water, and environmental markets, due to a decrease in public spending on capital projects.

Gross Profit

Gross profit for our DCS segment for the three months ended December 31, 2015 increased $33.0 million, or 71.3%, to $79.3 million as compared to $46.3 million for the corresponding period last year. Excluding gross profit provided by acquired companies, gross profit increased $37.7 million, or 81.4%, from the three months ended December 31, 2014. As a percentage of revenue, gross profit increased to 4.3% of revenue for the three months ended December 31, 2015 from 2.4% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the quarter ended December 31, 2015 was primarily attributable to increased cost efficiencies and synergies realized as a result of the acquisition of URS, including decreased office lease expense due to real estate consolidations, and other overhead cost savings.

Construction Services

	Three Months Ended
	December 31,	December 31,	Change
	2015	2014	$	%
	(in millions)
Revenue	$1,711.8	$1,534.1	$177.7	11.6%
Cost of revenue	1,698.9	1,498.7	200.2	13.4
Gross profit	$12.9	$35.4	$(22.5)	(63.6)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue	100.0%	100.0%
Cost of revenue	99.2	97.7
Gross profit	0.8%	2.3%

Revenue

Revenue for our CS segment for the three months ended December 31, 2015 increased $177.7 million, or 11.6%, to $1,711.8 million as compared to $1,534.1 million for the corresponding period last year. Revenue provided by acquired companies was $90.8 million for the three months ended December 31, 2015. Excluding revenue provided by acquired companies, revenue increased $86.9 million, or 5.7%, from the three months ended December 31, 2014.

The increase in revenue, excluding the impact of revenue provided by acquired companies, for the three months ended December 31, 2015 was primarily attributable to the construction of a residential high-rise buildings in the city of New York and the construction of sports arenas in the Americas. These increases were offset by decreased revenue caused by weak oil and gas trends in the Americas.

Gross Profit

Gross profit for our CS segment for the three months ended December 31, 2015 decreased $22.5 million, or 63.6%, to $12.9 million as compared to $35.4 million for the corresponding period last year. Excluding gross profit provided by acquired companies, gross profit decreased $22.2 million, or 62.7%, from the three months ended December 31, 2014. As a percentage of revenue, gross profit decreased to 0.8% of revenue for the three months ended December 31, 2015 from 2.3% in the corresponding period last year.

The decrease in gross profit, excluding the impact of gross profit provided by acquired companies, was primarily due to award fees recorded on a power project in the Americas in the prior period.

Management Services

	Three Months Ended
	December 31,	December 31,	Change
	2015	2014	$	%
	(in millions)
Revenue	$723.8	$784.7	$(60.9)	(7.8)%
Cost of revenue	675.1	731.6	(56.5)	(7.7)
Gross profit	$48.7	$53.1	$(4.4)	(8.3)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue	100.0%	100.0%
Cost of revenue	93.3	93.2
Gross profit	6.7%	6.8%

Revenue

Revenue for our MS segment for the three months ended December 31, 2015 decreased $60.9 million, or 7.8%, to $723.8 million as compared to $784.7 million for the corresponding period last year. Revenue provided by acquired companies was $92.0 million for the three months ended December 31, 2015. Excluding the revenue provided by acquired companies, revenue decreased $152.9 million, or 19.5%, from the three months ended December 31, 2014.

The decrease in revenue, excluding revenue provided by acquired companies, for the quarter ended December 31, 2015 was primarily due to decreased services provided to the U.S. government in the Middle East and decreased services provided from chemical demilitarization projects for the Department of Defense.

Gross Profit

Gross profit for our MS segment for the three months ended December 31, 2015 decreased $4.4 million, or 8.3%, to $48.7 million as compared to $53.1 million for the corresponding period last year. Gross profit provided by acquired companies was $5.3 million for the three months ended December 31, 2015. Excluding gross profit provided by acquired companies, gross profit decreased $9.7 million, or 18.3%, from the three months ended December 31, 2014. As a percentage of revenue, gross profit decreased to 6.7% of revenue for the three months ended December 31, 2015 from 6.8% in the corresponding period last year.

The decrease in gross profit, excluding revenue provided by acquired companies, for the quarter ended December 31, 2015 was primarily due to approximately $30 million of reduced award fees from chemical demilitarization projects for the Department of Defense. The decrease was partially offset by a favorable adjustment from an acquisition related environmental legal matter of $13.2 million ($10.1 million, net of noncontrolling interests) as well as a $6.8 million pension curtailment gain.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility, return on a portion of our AECOM Capital investments, and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are able to and intended to be reinvested indefinitely. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. We recorded a deferred tax liability in the amount of $108.9 million relating to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS on October 17, 2014. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these amounts.

At December 31, 2015, cash and cash equivalents were $658.0 million, a decrease of $25.9 million, or 3.8%, from $683.9 million at September 30, 2015. The decrease in cash and cash equivalents was primarily attributable to net repayments of borrowings under credit agreements and net distributions to noncontrolling interest, partially offset by cash provided by operating activities and proceeds from the disposal of businesses.

Net cash provided by operating activities was $78.1 million for the three months ended December 31, 2015, a decrease of $204.5 million, or 72.4%, from $282.6 million for the three months ended December 31, 2014. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the three months ended December 31, 2015 provided a net benefit of $27.3 million as compared to $19.1 million during the three months ended December 31, 2014. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

Net cash provided by investing activities was $40.0 million for the three months ended December 31, 2015, as compared to net cash used in investing activities of $3,319.4 million for the three months ended December 31, 2014. This change was primarily attributable to the payments for business acquisitions, net of cash acquired during the three months ended December 31, 2014 related to the acquisition of URS as more fully described in Note 3 to the accompanying financial statements. Payments for this acquisition included cash paid to stockholders and the payment of URS debt. Included in payments for capital expenditures were proceeds from disposals of property and equipment of $21.9 million, $4.7 million for the three months ended December 31, 2015 and 2014, respectively.

Net cash used in financing activities was $138.2 million for the three months ended December 31, 2015, as compared to net cash provided by financing activities of $3,206.1 million for the three months ended December 31, 2014. This change was primarily attributable to debt issued to finance the acquisition of URS during the three months ended December 31, 2014, as more fully described in Note 7 to the accompanying financial statements.

URS Financing and Acquisition and Integration Expenses

During the three months ended December 31, 2015, we incurred approximately $4.1 million of acquisition related financing expenses, which were recognized in interest expense. Interest expense in the consolidated statements of operations for the three months ended December 31, 2014 included acquisition related financing expenses of $68.0 million, which primarily consisted of a $55.6 million penalty from the prepayment of our unsecured senior notes. Acquisition and integration expenses for the three months ended December 31, 2015 and 2014 were comprised of the following:

	Three months ended Dec 31,
	2015	2014

Severance and personnel costs	$6.6	$109.3
Professional service, real estate-related, and other expenses	34.4	29.2
Total	$41.0	$138.5

We expect to incur approximately $200 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests), and approximately $200 million of acquisition and integration expenses in fiscal 2016.

Working Capital

Working capital, or current assets less current liabilities, decreased $268.5 million, or 19.0%, to $1,141.5 million at December 31, 2015 from $1,410.0 million at September 30, 2015. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $51.7 million, or 1.2%, to $4,135.9 million at December 31, 2015 from $4,187.6 million at September 30, 2015.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 89 days at December 31, 2015 compared to 82 days at September 30, 2015.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of December 31, 2015 and September 30, 2015. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	December 31, 2015	September 30, 2015
	(in millions)
2014 Credit Agreement	$2,353.7	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	428.9	429.4
Other debt	140.2	163.2
Total debt	4,522.8	4,606.9
Less: Current portion of debt and short-term borrowings	(156.4)	(160.4)
Long-term debt, less current portion	$4,366.4	$4,446.5

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2015:

Fiscal Year
2016 (nine months remaining)	$119.5
2017	346.7
2018	125.2
2019	86.0
2020	1,505.2
Thereafter	2,340.2
Total	$4,522.8

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

The Credit Agreement contains covenants that limit our ability and certain of our subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into certain types of burdensome agreements; or (vii) make investments.

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the acquisition of URS.

On December 22, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving the Company’s international subsidiaries.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. Our Consolidated Leverage Ratio was 4.7 at December 31, 2015. As of December 31, 2015, we were in compliance with the covenants of the Credit Agreement.

At December 31, 2015 and September 30, 2015, outstanding standby letters of credit totaled $98.6 million and $92.5 million, respectively, under our revolving credit facilities. As of December 31, 2015 and September 30, 2015, we had $951.4 million and $947.6 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of our 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of our 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of December 31, 2015, the estimated fair market value of our 2014 Senior Notes was approximately $822.0 million for the 2022 Notes and $812.0 million for the 2024 Notes. The fair value of the Notes as of December 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

In connection with the offering of the Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 to exchange the Notes for registered notes having terms substantially identical in all material respects (except certain transfer restrictions, registration rights and additional interest provisions relating to the Notes will not apply to the registered notes). We filed an initial registration statement on Form S-4 with the SEC on July 6, 2015 that was declared effective by the SEC on September 29, 2015. On November 2, 2015, we completed our exchange offer which exchanged the Notes for the registered notes, as well as all related guarantees.

We were in compliance with the covenants relating to the Notes as of December 31, 2015.

URS Senior Notes

In connection with the URS acquisition, we assumed URS’s 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of December 31, 2015, the estimated fair market value of the URS Senior Notes was approximately $179.2 million for the 2017 URS Senior Notes and $223.7 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of December 31, 2015 was $181.5 million for the 2017 URS Senior Notes and $247.4 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of December 31, 2015 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of December 31, 2015, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2015 and September 30, 2015, these outstanding standby letters of credit totaled $362.6 million and $344.0 million, respectively. As of December 31, 2015, we had $394.8 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2015 and 2014 was 4.2% and 4.0%, respectively.

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

Under our unsecured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2015, there was approximately $461.2 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the three months ended December 31, 2015 were $5.7 million for U.S. plans and $5.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

New Accounting Pronouncements and Changes in Accounting

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance will be effective for our fiscal year beginning October 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We continue to evaluate the impact and method of the adoption of the new accounting guidance on our consolidated financial statements.

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

In September 2015, the FASB issued new accounting guidance which simplifies the accounting for measurement-period adjustments in connection with business combinations. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined, and therefore eliminates the requirement to retrospectively account for the adjustment in prior periods presented. This guidance was effective for fiscal years and interim periods beginning after December 15, 2015, and was to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption was permitted. We early adopted this guidance for the quarter ended December 31, 2015, which did not have a material impact on the Company’s financial statements.

In the first quarter of fiscal 2016, we adopted new accounting guidance which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This adoption did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued new accounting guidance which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. We have elected early adoption of this standard on a prospective basis in the first quarter of fiscal 2016. This resulted in a reclassification of the our net current deferred tax asset and net current deferred tax liability to the net non-current deferred tax asset and to our net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of income or comprehensive income

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rates

Our senior Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2015, we had $2,353.7 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.00%. For the three months ended December 31, 2015, our weighted average floating rate borrowings were $2,778.4 million, or $2,178.4 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased or decreased by 0.125%, our interest expense for the three months ended December 31, 2015 would have increased or decreased by $0.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended December 31, 2015 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware that we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters in Note 14, “Commitments and Contingencies,” none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 14, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

Item 1A.  Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. All references to fiscal years prior to fiscal 2015 relate only to the Company prior to the URS acquisition.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If economic conditions remain weak and decline further, our revenue and profitability could be adversely affected.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price declines have negatively impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and have also impacted North American oil and gas clients’ investment decisions. Economic conditions in a number of countries and regions, including Canada, China and the Middle East, remain weak and may remain difficult for the foreseeable future. If global economic and financial market conditions continue to remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief until the end of fiscal year 2016, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from fiscal year 2017 through fiscal year 2021. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

We have approximately $4.5 billion of indebtedness (excluding intercompany indebtedness) outstanding as of December 31, 2015, of which $2.4 billion was secured obligations (exclusive of $98.6 million of outstanding undrawn letters of credit) and we have an additional $951.4 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At December 31, 2015, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $550.9 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

•                  diversion of the attention of each company’s management as a result of the acquisition;

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

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 0.125% decrease in such interest rates would decrease total interest expense under our Credit Agreement for the three months ended December 31, 2015 by $0.7 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

At December 31, 2015, our contracted backlog was approximately $23.8 billion and our awarded backlog was approximately $16.4 billion for a total backlog of $40.2 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014. No stock purchases were made for the three months ended December 31, 2015.

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

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Exhibit
Numbers	Description
3.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on January 9, 2015)

3.2	Amended and Restated Bylaws of the Company(incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the SEC on January 9, 2015)

10.1

Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among AECOM, on behalf of itself and certain subsidiaries acting as guarantors, certain lenders, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8 K filed with the SEC on December 22, 2015)

10.2#

Fourth Amendment, effective December 30, 2015, to the AECOM Management Supplemental Executive Retirement Plan [formerly known as the AECOM Technology Corporation Management Supplemental Executive Retirement Plan]

10.3#	First Amendment, effective December 30, 2015, to the AECOM Executive Deferred Compensation Plan [formerly known as the AECOM Technology Corporation Executive Deferred Compensation Plan]

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 10, 2016	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer