Form 10-Q
period 2016-04-01
AECOM
filed 2016-05-11
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, 153,366,731 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$528,490	$543,016
Cash in consolidated joint ventures	141,288	140,877
Total cash and cash equivalents	669,778	683,893
Accounts receivable—net	4,801,196	4,841,450
Prepaid expenses and other current assets	771,423	388,982
Income taxes receivable	43,539	81,161
Deferred tax assets—net	—	250,599
TOTAL CURRENT ASSETS	6,285,936	6,246,085
PROPERTY AND EQUIPMENT—NET	596,891	699,322
DEFERRED TAX ASSETS—NET	126,846	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	347,085	321,625
GOODWILL	5,785,619	5,820,692
INTANGIBLE ASSETS—NET	532,700	659,438
OTHER NON-CURRENT ASSETS	314,138	267,136
TOTAL ASSETS	$13,989,215	$14,014,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$10,515	$2,788
Accounts payable	1,892,457	1,853,993
Accrued expenses and other current liabilities	2,379,803	2,167,771
Billings in excess of costs on uncompleted contracts	645,715	653,877
Current portion of long-term debt	331,998	157,623
TOTAL CURRENT LIABILITIES	5,260,488	4,836,052
OTHER LONG-TERM LIABILITIES	374,858	305,485
DEFERRED TAX LIABILITY—NET	32,608	230,037
PENSION BENEFIT OBLIGATIONS	526,823	565,254
LONG-TERM DEBT	4,130,087	4,446,527
TOTAL LIABILITIES	10,324,864	10,383,355

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2016 and September 30, 2015; issued and outstanding 152,913,313 and 151,263,650 shares as of March 31, 2016 and September 30, 2015, respectively	1,529	1,513
Additional paid-in capital	3,564,485	3,518,999
Accumulated other comprehensive loss	(651,371)	(635,100)
Retained earnings	543,797	522,336
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,458,440	3,407,748
Noncontrolling interests	205,911	223,195
TOTAL STOCKHOLDERS’ EQUITY	3,664,351	3,630,943
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,989,215	$14,014,298

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenue	$4,381,296	$4,506,197	$8,678,947	$8,716,665

Cost of revenue	4,197,852	4,402,885	8,354,645	8,478,623
Gross profit	183,444	103,312	324,302	238,042

Equity in earnings of joint ventures	39,016	24,628	64,279	48,552
General and administrative expenses	(29,455)	(29,797)	(58,094)	(64,135)
Acquisition and integration expense	(50,711)	(91,599)	(91,749)	(230,062)
Loss on disposal activities	(1,536)	—	(42,589)	—
Income (loss) from operations	140,758	6,544	196,149	(7,603)

Other income (expense)	746	(1,038)	3,788	1,541
Interest expense	(62,723)	(60,663)	(122,241)	(179,361)
Income (loss) before income tax expense	78,781	(55,157)	77,696	(185,423)

Income tax expense (benefit)	12,187	(75,761)	11,505	(87,960)
Net income (loss)	66,594	20,604	66,191	(97,463)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(24,766)	(20,338)	(44,730)	(41,246)
Net income (loss) attributable to AECOM	$41,828	$266	$21,461	$(138,709)

Net income (loss) attributable to AECOM per share:
Basic	$0.27	$—	$0.14	$(0.95)
Diluted	$0.27	$—	$0.14	$(0.95)

Weighted average shares outstanding:
Basic	154,295	151,053	153,957	146,472
Diluted	155,448	152,818	155,131	146,472

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net income (loss)	$66,594	$20,604	$66,191	$(97,463)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(537)	(4,184)	4,786	(5,241)
Foreign currency translation adjustments	67,813	(109,517)	(29,881)	(237,616)
Pension adjustments, net of tax	6,515	5,773	7,204	13,779
Other comprehensive income (loss), net of tax	73,791	(107,928)	(17,891)	(229,078)
Comprehensive income (loss), net of tax	140,385	(87,324)	48,300	(326,541)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(24,773)	(19,612)	(43,110)	(38,459)
Comprehensive income (loss) attributable to AECOM, net of tax	$115,612	$(106,936)	$5,190	$(365,000)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$66,191	$(97,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	218,199	316,444
Equity in earnings of unconsolidated joint ventures	(64,279)	(48,552)
Distribution of earnings from unconsolidated joint ventures	83,218	73,368
Non-cash stock compensation	42,033	51,564
Prepayment penalty on unsecured senior notes	—	55,639
Excess tax benefit from share-based payment	(3,335)	(2,560)
Foreign currency translation	(33,732)	(32,574)
Write-off of debt issuance costs	—	8,997
Pension curtailment and settlement gains	(7,818)	—
Loss on disposal activities	42,589	—
Other	1,112	(386)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	35,317	444,742
Prepaid expenses and other current and non-current assets	(111,571)	(74,858)
Accounts payable	38,936	(76,948)
Accrued expenses and other current liabilities	(150,761)	(164,899)
Billings in excess of costs on uncompleted contracts	(8,162)	(80,146)
Other long-term liabilities	43,269	(39,766)
Net cash provided by operating activities	191,206	332,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(975)	(3,279,239)
Proceeds from disposal of businesses	39,699	—
Net investment in unconsolidated joint ventures	(45,562)	(14,759)
Proceeds from sales of investments	11,401	44,518
Purchases of investments	(214)	(43,944)
Proceeds from disposal of property and equipment	36,350	13,432
Payments for capital expenditures	(67,413)	(69,019)
Net cash used in investing activities	(26,714)	(3,349,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,322,735	4,765,528
Repayments of borrowings under credit agreements	(2,458,358)	(3,075,118)
Issuance of unsecured senior notes	—	1,600,000
Prepayment penalty on unsecured senior notes	—	(55,639)
Cash paid for debt and equity issuance costs	(1,499)	(87,098)
Proceeds from issuance of common stock	13,767	8,713
Proceeds from exercise of stock options	4,875	4,474
Payments to repurchase common stock	(18,132)	(11,535)
Excess tax benefit from share-based payment	3,335	2,560
Net distributions to noncontrolling interests	(60,564)	(58,875)
Other financing activities	16,630	(19,160)
Net cash (used in) provided by financing activities	(177,211)	3,073,850

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,396)	(19,032)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,115)	38,409
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	683,893	574,188
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$669,778	$612,597

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$1,554,912
Debt assumed from acquisitions	$—	$567,656

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

The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2016.

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

In February 2016, the FASB issued new accounting guidance which changes accounting for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The guidance will be effective for the Company’s fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach, and provides for certain practical expedients. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance will require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This guidance will be effective for the Company in its fiscal year beginning October 1, 2017, and early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, and have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years). Other intangible assets primarily consist of the fair value of office leases. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Accrued expenses and other current liabilities above include URS project liabilities and approximately $240 million, as of the acquisition date, related to estimated URS legal settlements and uninsured legal damages; see Note 14, Commitments and Contingencies, which includes legal matters related to former URS affiliates.

The following presents summarized unaudited pro forma operating results assuming that the Company had acquired URS at October 1, 2013. These pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred.

Six Months Ended March 31, 2015
(in millions)
Revenue	$9,044
Income from operations	$207
Net income	$137
Net income attributable to AECOM	$85

Net income attributable to AECOM per share:
Basic	$0.56
Diluted	$0.56

Amortization of intangible assets relating to URS was $59.1 million and $93.4 million during the three months ended March 31, 2016 and 2015, respectively, and $118.1 million and $192.4 million during the six months ended March 31, 2016 and 2015, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $6.5 million and $(3.9) million, respectively, during the three months ended March 31, 2016 and $9.7 million and $(5.7) million, respectively, during the three months ended March 31, 2015 related to joint venture fair value adjustments. Included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $16.3 million and $(9.6) million, respectively, during the six months ended March 31, 2016 and $17.8 million and $(15.2) million, respectively, during the six months ended March 31, 2015 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. This margin fair value liability was $148.1 million at the acquisition date and its carrying value was $22.8 million at March 31, 2016, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The Company anticipates the remaining liability will be recognized as revenue over five years, with the majority over the first two years. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended March 31, 2016 and 2015 was $13.2 million and $29.8 million, respectively; revenue and the related income from operations related to the margin fair value liability recognized during the six months ended March 31, 2016 and 2015 was $28.4 million and $54.2 million, respectively.

Acquisition and integration expenses, resulting from the acquisition of URS, in the accompanying consolidated statements of operations for the three and six months ended March 31, 2016 and 2015 were comprised of the following (in millions):

	Three months ended		Six months ended
	Mar 31, 2016	Mar 31, 2015	Mar 31, 2016	Mar 31, 2015
	(in millions)
Severance and personnel costs	$5.4	$42.2	$12.0	$151.5
Professional service, real estate-related, and other expenses	45.3	49.4	79.7	78.6
Total	$50.7	$91.6	$91.7	$230.1

Included in severance and personnel costs for the six months ended March 31, 2016 and 2015 was $12.0 million and $63.4 million of severance expenses, respectively, of which $11.6 million and $21.2 million was paid as of March 31, 2016 and 2015, respectively. All acquisition and integration expenses are classified within Corporate, as presented in Note 15.

Interest expense in the accompanying consolidated statements of operations for the three and six months ended March 31, 2016 included acquisition related financing expenses of $4.1 million and $8.2 million, respectively. Interest expense in the consolidated statements of operations for the three and six months ended March 31, 2015 included acquisition related financing expenses of $4.0 million and $72.0 million, respectively, which primarily consisted of a $55.6 million penalty from the prepayment of the Company’s unsecured senior notes.

Loss on disposal activities of $42.6 million in the accompanying statements of operations for the six months ended March 31, 2016 includes losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $112.8 million. Income from operations includes losses incurred by non-core businesses of $12.6 million during the six months ended March 31, 2016.

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2016 was as follows:

	September 30, 2015	Post- Acquisition Adjustments	Foreign Exchange Impact	Disposed	March 31, 2016
	(in millions)
Design and Consulting Services	$3,163.3	$(10.4)	$12.9	$—	$3,165.8
Construction Services	918.5	(18.6)	1.6	(11.3)	890.2
Management Services	1,738.9	—	(9.3)	—	1,729.6
Total	$5,820.7	$(29.0)	$5.2	$(11.3)	$5,785.6

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2016 and September 30, 2015, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2016			September 30, 2015
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,226.6	$(693.9)	$532.7	$1,224.7	$(565.3)	$659.4	1 – 11
Trademark / tradename	16.4	(16.4)	—	16.4	(16.4)	—	0.3 – 2
Total	$1,243.0	$(710.3)	$532.7	$1,241.1	$(581.7)	$659.4

Amortization expense of acquired intangible assets included within cost of revenue was $128.6 million and $208.1 million for the six months ended March 31, 2016 and 2015, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2016 and for the succeeding years:

Fiscal Year	(in millions)
2016 (six months remaining)	$67.5
2017	94.3
2018	79.9
2019	74.5
2020	62.1
Thereafter	154.4
Total	$532.7

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	March 31, 2016	September 30, 2015
	(in millions)
Billed	$2,376.5	$2,426.2
Unbilled	2,062.1	2,099.8
Contract retentions	427.8	379.6
Total accounts receivable—gross	4,866.4	4,905.6
Allowance for doubtful accounts	(65.2)	(64.1)
Total accounts receivable—net	$4,801.2	$4,841.5

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of March 31, 2016 and September 30, 2015 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2016 and September 30, 2015.

The Company sold trade receivables to financial institutions, of which $252.1 million and $240.8 million were outstanding as of March 31, 2016 and September 30, 2015, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	March 31, 2016	September 30, 2015
	(in millions)
Current assets	$721.1	$727.8
Non-current assets	288.2	282.8
Total assets	$1,009.3	$1,010.6

Current liabilities	$445.1	$441.5
Non-current liabilities	12.4	0.2
Total liabilities	457.5	441.7

Total AECOM equity	354.0	354.7
Noncontrolling interests	197.8	214.2
Total owners’ equity	551.8	568.9
Total liabilities and owners’ equity	$1,009.3	$1,010.6

Total revenue of the consolidated joint ventures was $997.0 million and $1,188.9 million for the six months ended March 31, 2016 and 2015, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	March 31, 2016	September 30, 2015
	(in millions)
Current assets	$1,358.9	$1,200.7
Non-current assets	527.3	527.3
Total assets	$1,886.2	$1,728.0

Current liabilities	$1,040.3	$936.7
Non-current liabilities	120.5	87.0
Total liabilities	1,160.8	1,023.7

Joint ventures’ equity	725.4	704.3
Total liabilities and joint ventures’ equity	$1,886.2	$1,728.0

AECOM’s investment in joint ventures	$347.1	$321.6

	Six Months Ended
	March 31, 2016	March 31, 2015
	(in millions)
Revenue	$2,458.8	$2,175.6
Cost of revenue	2,312.9	2,059.0
Gross profit	$145.9	$116.6
Net income	$129.2	$104.2

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2016	March 31, 2015
	(in millions)
Pass through joint ventures	$8.6	$13.4
Other joint ventures	55.7	35.2
Total	$64.3	$48.6

6.              Pension Benefit Obligations

In the U.S., the Company sponsors various qualified defined benefit pension plans. The legacy AECOM defined benefit plan covers substantially all permanent AECOM employees hired as of March 1, 1998. The other recently acquired plans cover employees of URS and the Hunt Corporation at the time of their acquisition. Benefits under these plans generally are based on the employee’s years of creditable service and compensation. All defined benefit plans are closed to new participants and all defined benefit plans have frozen accruals as of March 31, 2016. The Company adopted an amendment to freeze benefits under the URS Federal Services, Inc. Employees Retirement Plan during the three months ended December 31, 2015, which resulted in the curtailment gain listed below.

The Company also sponsors various non-qualified plans in the U.S.; all of these plans are frozen. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

The following table details the components of net periodic cost for the Company’s pension plans for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended				Six Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.0	$0.2	$1.7	$0.2	$2.8	$0.5	$3.2	$0.5
Interest cost on projected benefit obligation	5.4	9.8	7.2	11.6	11.1	20.3	13.6	22.9
Expected return on plan assets	(7.6)	(12.0)	(7.6)	(12.2)	(15.4)	(24.8)	(14.3)	(24.1)
Amortization of prior service cost	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	1.4	1.1	1.5	2.0	2.8	2.2	3.0
Curtailment gain recognized	—	—	—	—	(6.8)	—	—	—
Settlement (gain) loss recognized	—	—	—	—	(1.0)	0.1	—	0.4
Net periodic (benefit) cost	$(0.2)	$(0.6)	$2.4	$1.1	$(7.3)	$(1.2)	$4.7	$2.6

The total amounts of employer contributions paid for the six months ended March 31, 2016 were $9.1 million for U.S. plans and $10.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2016 are $5.8 million for U.S. plans and $10.5 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	March 31, 2016	September 30, 2015
	(in millions)
2014 Credit Agreement	$2,307.0	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	428.6	429.4
Other debt	137.0	163.2
Total debt	4,472.6	4,606.9
Less: Current portion of debt and short-term borrowings	(342.5)	(160.4)
Long-term debt, less current portion	$4,130.1	$4,446.5

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2016:

Fiscal Year (in millions)
2016 (six months remaining)	$87.7
2017	347.4
2018	125.5
2019	115.8
2020	1,504.7
Thereafter	2,291.5
Total	$4,472.6

2014 Credit Agreement

In connection with the acquisition of URS, on October 17, 2014, the Company entered into a credit agreement (Credit Agreement) consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion, and (iv) an incremental performance letter of credit facility in an aggregate principal amount of $500 million subject to terms outlined in the Credit Agreement. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement replaced the Second Amended and Restated Credit Agreement, dated as of June 7, 2013, and the Fourth Amended and Restated Credit Agreement, dated as of January 29, 2014, which such prior facilities were terminated and repaid in full on October 17, 2014. In addition, the Company paid in full, including a pre-payment penalty of $55.6 million, its unsecured senior notes (5.43% Series A Notes due July 2020 and 1.00% Series B Senior Discount Notes due July 2022). The Credit Agreement matures on October 17, 2019 with respect to the revolving credit facility, the term loan A facility, and the incremental performance letter of credit facility. The term loan B facility matures on October 17, 2021. Certain subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement

(Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ended on March 31, 2015. The Company’s Consolidated Leverage Ratio was 4.4 at March 31, 2016. As of March 31, 2016, the Company was in compliance with the covenants of the Credit Agreement.

At March 31, 2016 and September 30, 2015, outstanding standby letters of credit totaled $111.1 million and $92.5 million, respectively, under its revolving credit facilities. As of March 31, 2016 and September 30, 2015, the Company had $909.9 million and $947.6 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of March 31, 2016, the estimated fair market value of the 2014 Senior Notes was approximately $820.0 million for the 2022 Notes and $820.0 million for the 2024 Notes. The fair value of the Notes as of March 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

The Company was in compliance with the covenants relating to the Notes as of March 31, 2016.

URS Senior Notes

In connection with the URS acquisition, the Company assumed URS’s 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed URS senior note holders to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP, and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of March 31, 2016, the estimated fair market value of the URS Senior Notes was approximately $177.9 million for the 2017 URS Senior Notes and $226.2 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of March 31, 2016 was $181.1 million for the 2017 URS Senior Notes and $247.5 million for the 2022 URS Senior Notes. The fair value of the Company’s URS Senior Notes as of March 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of March 31, 2016, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2016 and September 30, 2015, these outstanding standby letters of credit totaled $373.2 million and $344.0 million, respectively. As of March 31, 2016, the Company had $500.9 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2016 and 2015 was 4.3% and 4.1%, respectively.

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

March 31, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

The notional principal of outstanding foreign currency forward contracts to purchase Australian dollars (AUD) with U.S. dollars was AUD 83.7 million (or approximately $62.3 million) and AUD 98.1 million (or $74.1 million) at March 31, 2016 and September 30, 2015, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2016 and 2015.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at March 31, 2016 or 2015.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the six months ended March 31, 2016 and 2015. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency contracts were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015 and 2014, the Company entered into two contingent consideration arrangements in connection with business acquisitions. Under the arrangements, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability as of March 31, 2016 and September 30, 2015 was $39 million and $39 million, respectively, and is a Level 3 fair value measurement recorded within other accrued liabilities. It was valued based on estimated future net cash flows. After the initial recording of this liability as a part of purchase accounting, there were no material subsequent changes in fair value through March 31, 2016. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the six months ended March 31 was as follows:

	2016		2015
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	1.3	$28.26	1.6	$27.69
Options granted	—	—	—	—
Options exercised	(0.2)	23.36	(0.1)	25.82
Options forfeited or expired	—	—	—	27.08
Outstanding at March 31	1.1	29.44	1.5	27.89

Vested and expected to vest in the future as of March 31	1.1	$29.44	1.5	$27.89

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $29.92 and $32.32 during the six months ended March 31, 2016 and 2015, respectively. The weighted average grant date fair value of restricted stock unit awards were $29.80 and $31.02 during the six months ended March 31, 2016 and 2015, respectively. Included in the restricted stock unit grants during the six months ended March 31, 2015 were 2.6 million restricted stock units with a grant date fair value of $30.04 that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to share-based payments was $42.0 million and $77.9 million during the six months ended March 31, 2016 and 2015, respectively. Included in total compensation expense during the six months ended March 31, 2015 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash, which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding was $143.0 million and $115.5 million as of March 31, 2016 and September 30, 2015, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $3.3 million and $2.6 million for the six months ended March 31, 2016 and 2015, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

10.       Income Taxes

The Company’s effective tax rate from continuing operations was 14.8% and 47.4% for the six months ended March 31, 2016 and 2015, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the six-month period ended March 31, 2016 were the recognition of a discrete benefit of $12.3 million related to the retroactive extension of previously expired research and development credits enacted during the first quarter and other energy-related incentives, an $8.4 million benefit related to non-controlling interests, partially offset by the impact of current year losses primarily in Canada, South Africa, and India for which no tax benefit is expected due to valuation allowances of $3.9 million, and a $3.8 million discrete expense, net of related valuation allowance, due to the reduction in the United Kingdom statutory income tax rate during the first quarter.

The Company’s effective tax rate from continuing operations was 15.5% and 137.3% for the three months ended March 31, 2016 and 2015, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three-month period ended March 31, 2016 were the recognition of a benefit of $5.9 million related to research and development credits and other energy-related incentives and an $8.5 million benefit related to non-controlling interests.

In the second quarter of 2016, the Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws and their interpretations which upon enactment include possible tax reform contemplated in the United States and other jurisdictions around the world arising from the result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation Development (OECD) which, if finalized and adopted, could have a material impact on the Company’s income tax expense and deferred tax balances.

In the second quarter of fiscal 2015, the Company utilized the discrete-period method under ASC 740 to compute its interim income tax provision due to significant variations in the relationship between the income tax expense and the pre-tax loss. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

The Company believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, will not result in a material change in the liability for uncertain tax positions.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are able to and intended to be reinvested indefinitely. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The Company has a deferred tax liability in the amount of $97.3 million relating to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS.

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

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. For the three and six months ended March 31, 2016 and for the three months ended March 31, 2015, options excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the six months ended March 31, 2015 excludes 1.9 million of potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(in millions)
Denominator for basic earnings per share	154.3	151.1	154.0	146.5
Potential common shares	1.1	1.7	1.1	—
Denominator for diluted earnings per share	155.4	152.8	155.1	146.5

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2016	September 30, 2015
	(in millions)
Accrued salaries and benefits	$735.5	$852.2
Accrued contract costs	1,260.7	993.1
Other accrued expenses	383.6	322.5
	$2,379.8	$2,167.8

Accrued contract costs above include professional liability accruals of $582.2 million as of March 31, 2016. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2016 and September 30, 2015. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the six months ended March 31, 2016.

During the three months ended March 31, 2016 the Company recorded revenue and a noncurrent asset related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $45 million. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2016 and 2015 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2015	$(203.3)	$(516.2)	$(5.7)	$(725.2)
Other comprehensive (loss) income before reclassification	4.9	67.9	(1.9)	70.9
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.6	—	—	1.6
Cash flow hedge losses, net of tax	—	—	1.3	1.3
Balances at March 31, 2016	$(196.8)	$(448.3)	$(6.3)	$(651.4)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(209.0)	$(263.8)	$(2.9)	$(475.7)
Other comprehensive income (loss) before reclassification	3.9	(108.8)	(5.3)	(110.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.8	—	—	1.8
Cash flow hedge losses, net of tax	—	—	1.2	1.2
Balances at March 31, 2015	$(203.3)	$(372.6)	$(7.0)	$(582.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive (loss) income before reclassification	3.9	(28.2)	2.1	(22.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.3	—	—	3.3
Cash flow hedge losses, net of tax	—	—	2.6	2.6
Balances at March 31, 2016	$(196.8)	$(448.3)	$(6.3)	$(651.4)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	10.1	(234.8)	(6.8)	(231.5)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.6	—	—	3.6
Cash flow hedge losses, net of tax	—	—	1.6	1.6
Balances at March 31, 2015	$(203.3)	$(372.6)	$(7.0)	$(582.9)

14.       Commitments and Contingencies

The Company records amounts representing its probable estimated liabilities relating to claims, guarantees, litigation, audits and investigations. The Company relies in part on qualified actuaries to assist it in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations. The Company’s reasonably possible loss disclosures are presented on a gross basis prior to the consideration of insurance recoveries. The Company does not record gain contingencies until they are realized. In the ordinary course of business, the Company may not be aware that it or its affiliates are under investigation and may not be aware of whether or not a known investigation has been concluded.

In some instances, the Company guarantees that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may either incur additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. At March 31, 2016, the Company was contingently liable in the amount of approximately $484.3 million under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for payment of performance guarantees.

In the ordinary course of business, the Company and its affiliates may execute a guaranty agreement providing financial or performance assurances to clients, lenders, or partners on behalf of partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and acts of willful misconduct. The guarantees have various expiration dates. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs may exceed $100 million over the contracted amounts. In addition, WGI Ohio assets and liabilities, including the value of the above costs and claims, were also measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio’s parent company. See Note 3.

WGI Ohio can provide no certainty that it will recover the DOE claims and fees submitted in December 2014, as well as any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company’s results of operations.

Canadian Pipeline Contract

In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint Energy Services Ltd. (Flint), an affiliate of AECOM, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line. The pipeline owner alleges it has suffered approximately C$45 million in damages in connection with the abandonment and replacement of the pipeline. Flint was the construction contractor on the pipeline project. Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line. In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint. In March 2016, Flint and the pipeline owner agreed to settle this matter. This settlement did not have a material impact on the Company’s financial results.

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

DOE Hanford Nuclear Reservation

URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC, affiliates of AECOM, perform services under multiple contracts (including under the Waste Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE’s Hanford nuclear reservation that have been subject to various government investigations or litigation:

•                  Waste Treatment Plant government investigation: The federal government is conducting an investigation into the Company’s affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant.

•                  Waste Treatment Plant whistleblower and employment claims: An employee filed an employment related claim with the Department of Labor against the Company’s affiliate, URS Energy & Construction, seeking restitution for alleged retaliation and wrongful termination. URS Energy & Construction settled the former employee claim in February 2016. This settlement did not have a material impact on the Company’s financial results.

•                  Tank Farms government investigation: The federal government is conducting an investigation regarding the time keeping of employees at the Company’s joint venture, Washington River Protection Solutions LLC, when the joint venture took over as the prime contractor from another federal contractor.

•                  River Corridor litigation: The federal government has partially intervened with a relator in a complaint filed in the Eastern District of Washington in December 2013 against the Company’s joint venture, Washington Closure Hanford LLC, alleging that its contracting procedures under the Small Business Act violated the False Claims Act. On October 2015, Washington Closure Hanford LLC’s motion to dismiss the claim was partially denied.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended March 31, 2016:
Revenue	$1,966.2	$1,546.2	$868.8	$—	$4,381.2
Gross profit	97.2	5.8	80.4	—	183.4
Equity in earnings of joint ventures	2.2	2.8	34.1	—	39.1
General and administrative expenses	—	—	—	(29.5)	(29.5)
Acquisition and integration expenses	—	—	—	(50.7)	(50.7)
Loss on disposal activities	—	(1.6)	—	—	(1.6)
Operating income	99.4	7.0	114.5	(80.2)	140.7

Gross profit as a % of revenue	4.9%	0.4%	9.3%	—	4.2%

Three Months Ended March 31, 2015:
Revenue	$2,035.9	$1,641.1	$829.2	$—	$4,506.2
Gross profit	53.0	2.5	47.7	—	103.2
Equity in (loss) earnings of joint ventures	(1.4)	4.7	21.4	—	24.7
General and administrative expenses	—	—	—	(29.8)	(29.8)
Acquisition and integration expenses	—	—	—	(91.6)	(91.6)
Operating income	51.6	7.2	69.1	(121.4)	6.5

Gross profit as a % of revenue	2.6%	0.2%	5.8%	—	2.3%

Six Months Ended March 31, 2016:
Revenue	$3,828.2	$3,258.0	$1,592.7	$—	$8,678.9
Gross profit	176.5	18.7	129.1	—	324.3
Equity in earnings of joint ventures	5.2	5.4	53.7	—	64.3
General and administrative expenses	—	—	—	(58.2)	(58.2)
Acquisition and integration expenses	—	—	—	(91.7)	(91.7)
Loss on disposal activities	—	(42.6)	—	—	(42.6)
Operating income	181.7	(18.5)	182.8	(149.9)	196.1

Gross profit as a % of revenue	4.6%	0.6%	8.1%	—	3.7%

Six Months Ended March 31, 2015:
Revenue	$3,927.6	$3,175.2	$1,613.9	$—	$8,716.7
Gross profit	99.4	37.8	100.8	—	238.0
Equity in earnings of joint ventures	—	10.6	38.0	—	48.6
General and administrative expenses	—	—	—	(64.1)	(64.1)
Acquisition and integration expenses	—	—	—	(230.1)	(230.1)
Operating income	99.4	48.4	138.8	(294.2)	(7.6)

Gross profit as a % of revenue	2.5%	1.2%	6.2%	—	2.7%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total

Total assets
March 31, 2016	$7,005.1	$3,444.0	$2,765.5	$774.6	$13,989.2
September 30, 2015	7,118.2	3,382.4	2,903.9	609.8	14,014.3

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

Condensed Consolidating Balance Sheets

(unaudited — in millions)

March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.8	$145.8	$522.2	$—	$669.8
Accounts receivable - net	—	2,145.0	2,656.2	—	4,801.2
Intercompany receivable	815.7	110.9	134.7	(1,061.3)	—
Prepaid expenses and other current assets	129.5	345.4	296.5	—	771.4
Income taxes receivable	9.2	—	34.3	—	43.5
TOTAL CURRENT ASSETS	956.2	2,747.1	3,643.9	(1,061.3)	6,285.9
PROPERTY AND EQUIPMENT - NET	115.1	230.2	251.6	—	596.9
DEFERRED TAX ASSETS - NET	88.4	41.4	48.5	(51.5)	126.8
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,586.7	1,139.5	69.9	(7,796.1)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.8	50.8	295.5	—	347.1
GOODWILL	—	3,290.2	2,495.4	—	5,785.6
INTANGIBLE ASSETS - NET	—	376.2	156.5	—	532.7
OTHER NON - CURRENT ASSETS	79.3	67.2	167.7	—	314.2
TOTAL ASSETS	$7,826.5	$7,942.6	$7,129.0	$(8,908.9)	$13,989.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4.0	$—	$6.5	$—	$10.5
Accounts payable	31.2	907.8	953.5	—	1,892.5
Accrued expenses and other current liabilities	229.5	1,122.6	1,027.7	—	2,379.8
Intercompany payable	99.2	901.0	217.8	(1,218.0)	—
Billings in excess of costs on uncompleted contracts	—	228.3	417.4	—	645.7
Current portion of long-term debt	105.3	203.4	23.3	—	332.0
TOTAL CURRENT LIABILITIES	469.2	3,363.1	2,646.2	(1,218.0)	5,260.5
OTHER LONG-TERM LIABILITIES	102.9	323.2	475.6	—	901.7
DEFERRED TAX LIABILITY - NET	—	—	84.1	(51.5)	32.6
NOTE PAYABLE INTERCOMPANY - NON CURRENT	—	—	657.1	(657.1)	—
LONG-TERM DEBT	3,805.9	292.2	32.0	—	4,130.1
TOTAL LIABILITIES	4,378.0	3,978.5	3,895.0	(1,926.6)	10,324.9
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,448.5	3,964.1	3,028.1	(6,982.3)	3,458.4
Noncontrolling interests	—	—	205.9	—	205.9
TOTAL STOCKHOLDERS’ EQUITY	3,448.5	3,964.1	3,234.0	(6,982.3)	3,664.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,826.5	$7,942.6	$7,129.0	$(8,908.9)	$13,989.2

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.3	$162.5	$520.1	$—	$683.9
Accounts receivable—net	—	2,165.5	2,675.9	—	4,841.4
Intercompany receivable	771.3	187.3	262.7	(1,221.3)	—
Prepaid expenses and other current assets	36.7	127.4	224.9	—	389.0
Income taxes receivable	68.7	—	12.5	—	81.2
Deferred tax assets—net	36.6	—	276.9	(62.9)	250.6
TOTAL CURRENT ASSETS	914.6	2,642.7	3,973.0	(1,284.2)	6,246.1
PROPERTY AND EQUIPMENT—NET	93.4	240.0	365.9	—	699.3
DEFERRED TAX ASSETS—NET	27.1	—	7.3	(34.4)	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,739.4	1,343.7	67.4	(8,150.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.8	73.4	247.4	—	321.6
GOODWILL	—	3,291.1	2,529.6	—	5,820.7
INTANGIBLE ASSETS—NET	—	459.4	200.0	—	659.4
OTHER NON-CURRENT ASSETS	88.7	26.8	151.7	—	267.2
TOTAL ASSETS	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2.3	$—	$0.5	$—	$2.8
Accounts payable	28.0	834.1	991.9	—	1,854.0
Accrued expenses and other current liabilities	229.5	1,001.6	936.7	—	2,167.8
Intercompany payable	119.9	960.3	319.8	(1,400.0)	—
Billings in excess of costs on uncompleted contracts	—	255.7	398.2	—	653.9
Deferred tax liability — net	—	62.9	—	(62.9)	—
Current portion of long-term debt	105.6	24.5	27.5	—	157.6
TOTAL CURRENT LIABILITIES	485.3	3,139.1	2,674.6	(1,462.9)	4,836.1
OTHER LONG-TERM LIABILITIES	63.6	299.5	507.6	—	870.7
DEFERRED TAX LIABILITY — NET	—	122.6	141.9	(34.4)	230.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	669.1	(669.1)	—
LONG-TERM DEBT	3,914.0	482.7	49.8	—	4,446.5
TOTAL LIABILITIES	4,462.9	4,043.9	4,043.0	(2,166.4)	10,383.4
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,401.1	4,033.2	3,276.1	(7,302.7)	3,407.7
Noncontrolling interests	—	—	223.2	—	223.2
TOTAL STOCKHOLDERS’ EQUITY	3,401.1	4,033.2	3,499.3	(7,302.7)	3,630.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,357.7	$2,032.4	$(8.9)	$4,381.2

Cost of revenue	—	2,214.1	1,992.6	(8.9)	4,197.8
Gross profit	—	143.6	39.8	—	183.4

Equity in earnings from subsidiaries	125.1	(19.8)	0.8	(106.1)	—
Equity in earnings of joint ventures	—	7.2	31.9	—	39.1
General and administrative expenses	(29.4)	(0.1)	—	—	(29.5)
Acquisition and integration expenses	(50.7)	—	—	—	(50.7)
Loss on disposal activities	—	—	(1.6)	—	(1.6)
Income (loss) from operations	45.0	130.9	70.9	(106.1)	140.7

Other income	2.2	8.9	(0.9)	(9.4)	0.8
Interest expense	(55.9)	(5.4)	(10.8)	9.4	(62.7)
(Loss) income before income tax (benefit) expense	(8.7)	134.4	59.2	(106.1)	78.8

Income tax (benefit) expense	(50.6)	66.2	(4.3)	0.9	12.2
Net income (loss)	41.9	68.2	63.5	(107.0)	66.6
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(24.7)	—	(24.7)
Net income (loss) attributable to AECOM	$41.9	$68.2	$38.8	$(107.0)	$41.9

	For the three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,373.7	$2,305.0	$(172.5)	$4,506.2

Cost of revenue	—	2,330.5	2,245.0	(172.5)	4,403.0
Gross profit	—	43.2	60.0	—	103.2

Equity in earnings from subsidiaries	94.4	(14.1)	0.8	(81.1)	—
Equity in earnings of joint ventures	—	10.3	14.4	—	24.7
General and administrative expenses	(28.1)	(1.7)	—	—	(29.8)
Acquisition and integration expenses	(69.4)	(22.2)	—	—	(91.6)
(Loss) income from operations	(3.1)	15.5	75.2	(81.1)	6.5

Other income	—	9.1	(0.9)	(9.2)	(1.0)
Interest expense	(52.3)	(4.8)	(12.8)	9.2	(60.7)
(Loss) income before income tax (benefit) expense	(55.4)	19.8	61.5	(81.1)	(55.2)

Income tax (benefit) expense	(55.6)	14.7	29.3	(64.2)	(75.8)
Net income (loss)	0.2	5.1	32.2	(16.9)	20.6
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(20.3)	—	(20.3)
Net income (loss) attributable to AECOM	$0.2	$5.1	$11.9	$(16.9)	$0.3

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the six months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$4,594.0	$4,126.6	$(41.7)	$8,678.9

Cost of revenue	—	4,396.6	3,999.7	(41.7)	8,354.6
Gross profit	—	197.4	126.9	—	324.3

Equity in earnings from subsidiaries	180.0	(60.1)	1.6	(121.5)	—
Equity in earnings of joint ventures	—	11.7	52.6	—	64.3
General and administrative expenses	(57.0)	(1.2)	—	—	(58.2)
Acquisition and integration expenses	(91.7)	—	—	—	(91.7)
Loss on disposal activities	—	—	(42.6)	—	(42.6)
Income (loss) from operations	31.3	147.8	138.5	(121.5)	196.1

Other income	3.0	17.8	1.6	(18.6)	3.8
Interest expense	(109.2)	(11.1)	(20.5)	18.6	(122.2)
(Loss) income before income tax (benefit) expense	(74.9)	154.5	119.6	(121.5)	77.7

Income tax (benefit) expense	(96.4)	84.3	9.9	13.7	11.5
Net income (loss)	21.5	70.2	109.7	(135.2)	66.2
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(44.7)	—	(44.7)
Net income (loss) attributable to AECOM	$21.5	$70.2	$65.0	$(135.2)	$21.5

	For the six months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$4,410.4	$4,573.6	$(267.3)	$8,716.7

Cost of revenue	—	4,286.9	4,459.1	(267.3)	8,478.7
Gross profit	—	123.5	114.5	—	238.0

Equity in earnings from subsidiaries	120.0	(13.5)	2.2	(108.7)	—
Equity in earnings of joint ventures	—	8.3	40.3	—	48.6
General and administrative expenses	(61.1)	(3.0)	—	—	(64.1)
Acquisition and integration expenses	(185.3)	(44.8)	—	—	(230.1)
(Loss) income from operations	(126.4)	70.5	157.0	(108.7)	(7.6)

Other income	0.9	17.6	—	(16.9)	1.6
Interest expense	(165.7)	(9.5)	(21.1)	16.9	(179.4)
(Loss) income before income tax (benefit) expense	(291.2)	78.6	135.9	(108.7)	(185.4)

Income tax (benefit) expense	(152.4)	30.0	33.1	1.4	(87.9)
Net (loss) income	(138.8)	48.6	102.8	(110.1)	(97.5)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(41.2)	—	(41.2)
Net (loss) income attributable to AECOM	$(138.8)	$48.6	$61.6	$(110.1)	$(138.7)

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$41.9	$68.2	$63.5	$(107.0)	$66.6
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(2.6)	—	2.1	—	(0.5)
Foreign currency translation adjustments	—	—	67.8	—	67.8
Pension adjustments, net of tax	0.6	—	5.9	—	6.5
Other comprehensive (loss) income, net of tax	(2.0)	—	75.8	—	73.8
Comprehensive income (loss) net of tax	39.9	68.2	139.3	(107.0)	140.4
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(24.8)	—	(24.8)
Comprehensive income (loss) attributable to AECOM, net of tax	$39.9	$68.2	$114.5	$(107.0)	$115.6

	For the three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$0.2	$5.1	$32.2	$(16.9)	$20.6
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivatives, net of tax	(4.2)	—	—	—	(4.2)
Foreign currency translation adjustments	—	—	(109.5)	—	(109.5)
Pension adjustments, net of tax	1.0	—	4.8	—	5.8
Other comprehensive loss, net of tax	(3.2)	—	(104.7)	—	(107.9)
Comprehensive (loss) income, net of tax	(3.0)	5.1	(72.5)	(16.9)	(87.3)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(19.6)	—	(19.6)
Comprehensive (loss) income attributable to AECOM, net of tax	$(3.0)	$5.1	$(92.1)	$(16.9)	$(106.9)

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the six months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$21.5	$70.2	$109.7	$(135.2)	$66.2
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	1.3	—	3.5	—	4.8
Foreign currency translation adjustments	—	—	(29.9)	—	(29.9)
Pension adjustments, net of tax	1.2	(4.7)	10.7	—	7.2
Other comprehensive income (loss), net of tax	2.5	(4.7)	(15.7)	—	(17.9)
Comprehensive income (loss) net of tax	24.0	65.5	94.0	(135.2)	48.3
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(43.1)	—	(43.1)
Comprehensive income (loss) attributable to AECOM, net of tax	$24.0	$65.5	$50.9	$(135.2)	$5.2

	For the six months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(138.8)	$48.6	$102.8	$(110.1)	$(97.5)
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivatives, net of tax	(5.2)	—	—	—	(5.2)
Foreign currency translation adjustments	—	—	(237.6)	—	(237.6)
Pension adjustments, net of tax	1.7	—	12.1	—	13.8
Other comprehensive loss, net of tax	(3.5)	—	(225.5)	—	(229.0)
Comprehensive (loss) income, net of tax	(142.3)	48.6	(122.7)	(110.1)	(326.5)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(38.5)	—	(38.5)
Comprehensive (loss) income attributable to AECOM, net of tax	$(142.3)	$48.6	$(161.2)	$(110.1)	$(365.0)

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the six months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(322.5)	$374.0	$139.7	$—	$191.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(1.0)	—	—	(1.0)
Proceeds from disposal of businesses and property	—	—	39.7	—	39.7
Net investment in unconsolidated joint ventures	—	(1.4)	(44.2)	—	(45.6)
Net sales of investments	—	—	11.2	—	11.2
Payments for capital expenditures, net of disposals	(24.0)	(23.5)	16.5	—	(31.0)
Net (investment in) receipts from intercompany notes	(3.2)	48.5	(11.2)	(34.1)	—
Other intercompany investing activities	448.9	98.1	—	(547.0)	—
Net cash provided by (used in) investing activities	421.7	120.7	12.0	(581.1)	(26.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,316.5	—	6.2	—	2,322.7
Repayments of borrowings under credit agreements	(2,423.8)	(10.8)	(23.8)	—	(2,458.4)
Cash paid for debt and equity issuance costs	(1.5)	—	—	—	(1.5)
Proceeds from issuance of common stock	13.8	—	—	—	13.8
Proceeds from exercise of stock options	4.9	—	—	—	4.9
Payments to repurchase common stock	(18.1)	—	—	—	(18.1)
Excess tax benefit from share-based payment	3.3	—	—	—	3.3
Net distributions to noncontrolling interests	—	—	(60.5)	—	(60.5)
Other financing activities	5.0	(13.2)	24.8	—	16.6
Net borrowings (repayments) on intercompany notes	1.2	10.0	(45.3)	34.1	—
Other intercompany financing activities	—	(497.4)	(49.6)	547.0	—
Net cash used in financing activities	(98.7)	(511.4)	(148.2)	581.1	(177.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.4)	—	(1.4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.5	(16.7)	2.1	—	(14.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	162.5	520.1	—	683.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.8	$145.8	$522.2	$—	$669.8

	For the six months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(138.6)	$309.2	$162.0	$—	$332.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,562.3)	113.9	169.2	—	(3,279.2)
Net investment in unconsolidated joint ventures	—	(1.2)	(13.6)	—	(14.8)
Proceeds from sale of investments	—	—	0.6	—	0.6
Payments for capital expenditures, net of disposals	(30.4)	(15.1)	(10.1)	—	(55.6)
Net receipts from intercompany notes	61.1	—	—	(61.1)	—
Other intercompany investing activities	508.6	128.2	—	(636.8)	—
Net cash (used in) provided by investing activities	(3,023.0)	225.8	146.1	(697.9)	(3,349.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,674.7	4.4	86.4	—	4,765.5
Repayments of borrowings under credit agreements	(2,997.1)	(11.3)	(66.7)	—	(3,075.1)
Issuance of unsecured senior notes	1,600.0	—	—	—	1,600.0
Prepayment penalty on Unsecured Senior Notes	(55.6)	—	—	—	(55.6)
Cash paid for debt and equity issuance costs	(87.1)	—	—	—	(87.1)
Proceeds from issuance of common stock	8.7	—	—	—	8.7
Proceeds from exercise of stock options	4.5	—	—	—	4.5
Payments to repurchase common stock	(11.5)	—	—	—	(11.5)
Excess tax benefit from share-based payment	2.5	—	—	—	2.5
Net distributions to noncontrolling interests	—	—	(58.9)	—	(58.9)
Other financing activities	(8.3)	(6.4)	(4.5)	—	(19.2)
Net repayments on intercompany notes	—	—	(61.1)	61.1	—
Other intercompany financing activities	—	(483.3)	(153.5)	636.8	—
Net cash provided by (used in) financing activities	3,130.8	(496.6)	(258.3)	697.9	3,073.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(19.0)	—	(19.0)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30.8)	38.4	30.8	—	38.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33.4	85.8	455.0	—	574.2
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.6	$124.2	$485.8	$—	$612.6

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” “seeks,” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that demand for our services is cyclical and vulnerable to economic downturns and reduction in government and private industry spending, our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process, the possibility that our government contracts may be terminated by the government; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; competition in our industry; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; covenant restrictions in our indebtedness; the ability to retain key personnel; changes in financial markets, interest rates and foreign currency exchange rates; global tax compliance, and those additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Recent commodity price volatility has negatively impacted our oil and gas business and North American oil and gas clients’ investment decisions for projects with higher breakeven costs resulting in some construction contracts being deferred, suspended or terminated.

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

We cannot determine if future climate change and greenhouse gas laws and policies, such as the United Nation’s COP-21 Paris Agreement, will have a material impact on our business or our clients’ business; however, we expect future environmental laws and policies could negatively impact demand for our services related to fossil fuel projects and positively impact demand for our services related to environmental, infrastructure, nuclear and alternative energy projects.

Results of Operations

Three and six months ended March 31, 2016 compared to the three and six months ended March 31, 2015

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$4,381.2	$4,506.2	$(125.0)	(2.8)%	$8,678.9	$8,716.7	$(37.8)	(0.4)%
Cost of revenue	4,197.8	4,403.0	(205.2)	(4.7)	8,354.6	8,478.7	(124.1)	(1.5)
Gross profit	183.4	103.2	80.2	77.7	324.3	238.0	86.3	36.3
Equity in earnings of joint ventures	39.1	24.7	14.4	58.3	64.3	48.6	15.7	32.3
General and administrative expenses	(29.5)	(29.8)	0.3	(1.0)	(58.2)	(64.1)	5.9	(9.2)
Acquisition and integration expenses	(50.7)	(91.6)	40.9	(44.7)	(91.7)	(230.1)	138.4	(60.1)
Loss on disposal activities	(1.6)	—	(1.6)	*	(42.6)	—	(42.6)	*
Income (loss) from operations	140.7	6.5	134.2	*	196.1	(7.6)	203.7	*
Other income (expense)	0.8	(1.0)	1.8	(180.0)	3.8	1.6	2.2	137.5
Interest expense	(62.7)	(60.7)	(2.0)	3.3	(122.2)	(179.4)	57.2	(31.9)
Income (loss) before income tax (benefit) expense	78.8	(55.2)	134.0	(242.8)	77.7	(185.4)	263.1	(141.9)
Income tax expense (benefit)	12.2	(75.8)	88.0	(116.1)	11.5	(87.9)	99.4	(113.1)
Net income (loss)	66.6	20.6	46.0	223.3	66.2	(97.5)	163.7	(167.9)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(24.7)	(20.3)	(4.4)	21.7	(44.7)	(41.2)	(3.5)	8.5
Net income (loss) attributable to AECOM	$41.9	$0.3	$41.6	*	$21.5	$(138.7)	$160.2	(115.5)%

* = Not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.8	97.7	96.3	97.3
Gross margin	4.2	2.3	3.7	2.7
Equity in earnings of joint ventures	0.9	0.5	0.7	0.6
General and administrative expense	(0.7)	(0.7)	(0.5)	(0.8)
Acquisition and integration expenses	(1.2)	(2.0)	(1.1)	(2.6)
Loss on disposal activities	0.0	0.0	(0.5)	0.0
Income (loss) from operations	3.2	0.1	2.3	(0.1)
Other (expense) income	0.0	0.0	0.0	0.0
Interest expense	(1.4)	(1.3)	(1.4)	(2.0)
(Loss) income before income tax (benefit) expense	1.8	(1.2)	0.9	(2.1)
Income tax (benefit) expense	0.3	(1.7)	0.1	(1.0)
Net income (loss)	1.5	0.5	0.8	(1.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.5)	(0.5)	(0.6)	(0.5)
Net income (loss) attributable to AECOM	1.0%	0.0%	0.2%	(1.6)%

Revenue

Our revenue for the three months ended March 31, 2016 decreased $125.0 million, or 2.8%, to $4,381.2 million as compared to $4,506.2 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2016 decreased $37.8 million, or 0.4%, to $8,678.9 million as compared to $8,716.7 million for the corresponding period last year. Revenue provided by acquired companies was $302.0 million for the six months ended March 31, 2016. Excluding the revenue provided by acquired companies, revenue decreased $339.8 million, or 3.9%, from the six months ended March 31, 2015.

The decrease in revenue for the three months ended March 31, 2016 was primarily attributable to the decrease in our DCS segment of $69.7 million, primarily resulting from a negative foreign currency impact of $60 million from the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound. Additionally, revenue in the CS segment decreased by $94.9 million, primarily from weak oil and gas trends in the Americas offset by increases in the construction of residential high-rise buildings in the city of New York and the construction of sports arenas in the Americas.

The decrease in revenue, excluding revenue provided by acquired companies, for the six months ended March 31, 2016 was primarily attributable to a decrease in our DCS segment of $218.6 million, primarily resulting from a negative foreign currency impact of $140 million from the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound and a decrease in the Asia Pacific region of $40 million.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs were $2.1 billion and $1.9 billion, for the three months ended March 31, 2016 and 2015, respectively, and $4.2 billion and $3.8 billion for the six months ended March 31, 2016 and 2015, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 48% during the three months ended March 31, 2016 from 43% during the three months ended March 31, 2015 due to increased construction of high-rise buildings and sports arenas in our CS segment, as discussed below. Subcontractor costs and other direct costs as a percentage of revenue, increased to 48% during the six months ended March 31, 2016 from 43% during the six months ended March 31, 2015 due to increased construction of high-rise buildings and sports arenas in our CS segment, as discussed below.

Gross Profit

Our gross profit for the three months ended March 31, 2016 increased $80.2 million, or 77.7%, to $183.4 million as compared to $103.2 million for the corresponding period last year. For the three months ended March 31, 2016, gross profit, as a percentage of revenue, increased to 4.2% from 2.3% in the three months ended March 31, 2015.

Our gross profit for the six months ended March 31, 2016 increased $86.3 million, or 36.3%, to $324.3 million as compared to $238.0 million for the corresponding period last year. For the six months ended March 31, 2016, gross profit, as a percentage of revenue, increased to 3.7% from 2.7% in the six months ended March 31, 2015.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended March 31, 2016 was $13.2 million, compared with $29.8 million during the three months ended March 31, 2015. This amount is offset by amortization of intangible assets of $59.1 million during the three months ended March 31, 2016, compared with $93.4 million during the three months ended March 31, 2015. Revenue and the related income from operations related to the margin fair value liability recognized during the six months ended March 31, 2016 was $28.4 million, compared with $54.2 million during the six months ended March 31, 2015. This amount is offset by amortization of intangible assets of $118.1 million during the six months ended March 31, 2016, compared with $192.4 million during the six months ended March 31, 2015.

Gross profit changes were also due to the reasons noted in DCS, CS and MS Reportable Segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2016 increased $14.4 million, or 58.3%, to $39.1 million as compared to $24.7 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2016 increased $15.7 million, or 32.3%, to $64.3 million as compared to $48.6 million in the corresponding period last year.

The increases are primarily due to increased earnings from a nuclear cleanup project.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2016 decreased $0.3 million, or 1.0%, to $29.5 million as compared to $29.8 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.7% of revenue for the three months ended March 31, 2016 and 2015.

Our general and administrative expenses for the six months ended March 31, 2016 decreased $5.9 million, or 9.2%, to $58.2 million as compared to $64.1 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.5% of revenue for the six months ended March 31, 2016 from 0.8% in the corresponding period last year.

The decrease in our general and administrative expenses is primarily due to cost synergies and reduced personnel costs resulting from the integration of URS.

Acquisition and Integration Expenses

Acquisition and integration expenses, resulting from the acquisition of URS, were comprised of the following:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Severance and personnel costs	$5.4	$42.2	$12.0	$151.5
Professional service, real estate-related, and other expenses	45.3	49.4	79.7	78.6
Total	$50.7	$91.6	$91.7	$230.1

Severance and personnel costs above include employee termination costs related to reduction-in-force initiatives as a result of the integration of URS. Real estate expenses relate to costs incurred to exit redundant facilities as a result of the URS integration. Professional services and other expenses relate to integration activities such as consolidating and implementing our IT platforms. The severance, real estate, and other disposal activities commenced upon the acquisition of URS and are expected to result in estimated annual costs savings of approximately $325 million by the end of fiscal year 2017.

As of March 31, 2016, our annual run-rate was approximately $230 million in cost savings. Incremental cost savings to achieve our $325 million cost savings target are expected to come primarily from real estate-related and other non-labor cost savings. As of March 31, 2016, we had realized approximately $135 million in cumulative labor-related cost savings and approximately $90 million in cumulative real estate-related and all other non-labor cost savings. These cost savings are materially consistent with our prior expectations with respect to amounts and timing.

Loss on Disposal Activities

Loss on disposal activities of $42.6 million in the accompanying statements of operations for the six months ended March 31, 2016 includes losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS within the CS segment, which were substantially completed in the quarter ended December 31, 2015.

Other Income / Expense

Other income for the three months ended March 31, 2016 was $0.8 million compared to other expense of $1.0 million for the three months ended March 31, 2015.

Other income for the six months ended March 31, 2016 was $3.8 million compared to $1.6 million for the six months ended March 31, 2015.

Interest Expense

Our interest expense for the three months ended March 31, 2016 increased to $62.7 million as compared to $60.7 million for the three months ended March 31, 2015.

Our interest expense for the six months ended March 31, 2016 decreased to $122.2 million as compared to $179.4 million for the six months ended March 31, 2015.

The decrease in interest expense for the six months ended March 31, 2016 was primarily due to the prior period $55.6 million penalty upon prepayment of our unsecured senior notes.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2016 was $12.2 million compared to an income tax benefit of $75.8 million for the three months ended March 31, 2015.

Our income tax expense for the six months ended March 31, 2016 was $11.5 million compared to an income tax benefit of $87.9 million for the six months ended March 31, 2015.

The increase in tax expense for the current period compared to the corresponding period last year is due to an increase in overall pre-tax income of $134.0 million and $263.1 million for the three and six months ended March 31, 2016, respectively, along with a change in the mix of geographical income.

On December 18, 2015, President Obama signed The Protecting American from Tax Hikes Act into law. This legislation extended various temporary tax provisions expiring on December 31, 2015, including the permanent extension of the United States federal research credit. We recognized a discrete benefit in the first quarter of $10.3 million attributable to the retroactive impact of the extended provisions.

Based on a review of positive and negative evidence available to us, we have previously recorded valuation allowances against our deferred tax assets in the United Kingdom, Canada and Australia to reduce them to the amount that in our judgment is more likely than not realizable. As of the second quarter of 2016, valuation allowances remain until further positive evidence is obtained and these valuation allowances can be released.

Given the current and forecasted earnings trend, and coming out of cumulative losses in recent years for some of our legal entities in the United Kingdom, sufficient positive evidence in the form of sustained earnings may become available in 2016 or early

2017 to release all (approximately $80 million) or a portion of the related valuation allowance in the United Kingdom for those legal entities.  A reversal could result in a significant benefit to tax expense in the quarter released.

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

Subsequent to the end of the second quarter, we made an election in Australia to combine the tax results of the URS Australia business with the AECOM Australia business. We are evaluating the effect of this tax planning action on our deferred tax assets and related valuation allowances and any adjustment will be recorded in the third quarter.

Net Income / Loss Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $41.9 million and $21.5 million for the three and six months ended March 31, 2016, respectively, as compared to net income (loss) attributable to AECOM of $0.3 million and $(138.7) million for the three and six months ended March 31, 2015, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$1,966.2	$2,035.9	$(69.7)	(3.4)%	$3,828.2	$3,927.6	$(99.4)	(2.5)%
Cost of revenue	1,869.0	1,982.9	(113.9)	(5.7)	3,651.7	3,828.2	(176.5)	(4.6)
Gross profit	$97.2	$53.0	$44.2	83.4%	$176.5	$99.4	$77.1	77.6%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.1	97.4	95.4	97.5
Gross profit	4.9%	2.6%	4.6%	2.5%

Revenue

Revenue for our DCS segment for the three months ended March 31, 2016 decreased $69.7 million, or 3.4%, to $1,966.2 million as compared to $2,035.9 million for the corresponding period last year.

Revenue for our DCS segment for the six months ended March 31, 2016 decreased $99.4 million, or 2.5%, to $3,828.2 million as compared to $3,927.6 million for the corresponding period last year. Revenue provided by acquired companies was $119.2 million for the six months ended March 31, 2016. Excluding revenue provided by acquired companies, revenue decreased $218.6 million, or 5.6%, from the six months ended March 31, 2015.

The decrease in revenue for the three months ended March 31, 2016 was primarily attributable to a negative foreign currency impact of $60 million mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound.

The decrease in revenue, excluding revenue provided by acquired companies, for the six months ended March 31, 2016 was primarily attributable to a negative foreign currency impact of $140 million, mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound, a decrease in the Asia Pacific region of $40 million due to an economic slowdown in mainland China, and a decrease in the Americas region of $30 million across our end markets, including the transportation, water, and environmental markets, due to a decrease in public spending on capital projects.

Gross Profit

Gross profit for our DCS segment for the three months ended March 31, 2016 increased $44.2 million, or 83.4%, to $97.2 million as compared to $53.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.9% of revenue for the three months ended March 31, 2016 from 2.6% in the corresponding period last year.

Gross profit for our DCS segment for the six months ended March 31, 2016 increased $77.1 million, or 77.6%, to $176.5 million as compared to $99.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.6% of revenue for the six months ended March 31, 2016 from 2.5% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended March 31, 2016 was primarily attributable to increased cost efficiencies and synergies realized in the Americas as a result of the acquisition of URS, including decreased office lease expense due to real estate consolidations, and other overhead cost savings. Additionally, intangible amortization expense, net of the margin fair value adjustment, primarily from URS, decreased by $8.7 million for the three months ended March 31, 2016, compared to the corresponding period in the prior year.

The increase in gross profit and gross profit as a percentage of revenue for the six months ended March 31, 2016 was primarily attributable to increased cost efficiencies and synergies realized as a result of the acquisition of URS, including decreased office lease expense due to real estate consolidations, and other overhead cost savings. Additionally, intangible amortization expense, net of the margin fair value adjustment, primarily from URS, decreased by $14.1 million for the six months ended March 31, 2016, compared to the corresponding periods in the prior year.

Construction Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$1,546.2	$1,641.1	$(94.9)	(5.8)%	$3,258.0	$3,175.2	$82.8	2.6%
Cost of revenue	1,540.4	1,638.6	(98.2)	(6.0)	3,239.3	3,137.4	101.9	3.2
Gross profit	$5.8	$2.5	$3.3	132.0%	$18.7	$37.8	$(19.1)	(50.5)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	99.6	99.8	99.4	98.8
Gross profit	0.4%	0.2%	0.6%	1.2%

Revenue

Revenue for our CS segment for the three months ended March 31, 2016 decreased $94.9 million, or 5.8%, to $1,546.2 million as compared to $1,641.1 million for the corresponding period last year.

Revenue for our CS segment for the six months ended March 31, 2016 increased $82.8 million, or 2.6%, to $3,258.0 million as compared to $3,175.2 million for the corresponding period last year. Revenue provided by acquired companies was $90.8 million for the six months ended March 31, 2016. Excluding revenue provided by acquired companies, revenue decreased $8.0 million, or 0.3%, from the six months ended March 31, 2015.

The decrease in revenue for the three months ended March 31, 2016 was primarily attributable to decreased revenue of approximately $240 million primarily driven by weak oil and gas markets in the Americas and approximately $50 million from disposed businesses.  These decreases were partially offset by increases in the construction of residential high-rise buildings in the city of New York and the construction of sports arenas in the Americas of approximately $200 million.

The decrease in revenue, excluding the impact of revenue provided by acquired companies, for the six months ended March 31, 2016 was primarily attributable to decreased revenue of approximately $420 million  primarily driven by weak oil and gas markets in the Americas, approximately $100 million from disposed businesses, and a negative foreign currency impact of $30 million, mostly due to the strengthening of the U.S. dollar against the Canadian dollar.  These decreases were partially offset by approximately $550 million increased revenue due to the construction of residential high-rise buildings in the city of New York and the construction of sports arenas in the Americas.

Gross Profit

Gross profit for our CS segment for the three months ended March 31, 2016 increased $3.3 million, or 132.0%, to $5.8 million as compared to $2.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 0.4% of revenue for the three months ended March 31, 2016 from 0.2% in the corresponding period last year.

Gross profit for our CS segment for the six months ended March 31, 2016 decreased $19.1 million, or 50.5%, to $18.7 million as compared to $37.8 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 0.6% of revenue for the six months ended March 31, 2016 from 1.2% in the corresponding period last year.

The decrease in gross profit for the six months ended March 31, 2016 was primarily due to weak oil and gas markets in the Americas and a decline in award fees on power projects in the Americas. These decreases were partially offset by decreased intangible amortization expense, net of the margin fair value adjustment, primarily from URS, of $25.2 million for the six months ended March 31, 2016 compared to the corresponding periods in the prior year.

Management Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$868.8	$829.2	$39.6	4.8%	$1,592.7	$1,613.9	$(21.2)	(1.3)%
Cost of revenue	788.4	781.5	6.9	0.9	1,463.6	1,513.1	(49.5)	(3.3)
Gross profit	$80.4	$47.7	$32.7	68.6%	$129.1	$100.8	$28.3	28.1%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	90.7	94.2	91.9	93.8
Gross profit	9.3%	5.8%	8.1%	6.2%

Revenue

Revenue for our MS segment for the three months ended March 31, 2016 increased $39.6 million, or 4.8%, to $868.8 million as compared to $829.2 million for the corresponding period last year.

Revenue for our MS segment for the six months ended March 31, 2016 decreased $21.2 million, or 1.3%, to $1,592.7 million as compared to $1,613.9 million for the corresponding period last year. Revenue provided by acquired companies was $92.0 million for the six months ended March 31, 2016. Excluding the revenue provided by acquired companies, revenue decreased $113.2 million, or 7.0%, from the six months ended March 31, 2015.

The increase in revenue for the three months ended March 31, 2016 was primarily due to the expected accelerated recovery of a pension related entitlement as discussed in gross profit below.

The decrease in revenue, excluding revenue provided by acquired companies, for the six months ended March 31, 2016 was primarily due to reduced revenue from chemical demilitarization projects for the Department of Defense, partially offset by the expected accelerated recovery of a pension related entitlement as discussed below.

Gross Profit

Gross profit for our MS segment for the three months ended March 31, 2016 increased $32.7 million, or 68.6%, to $80.4 million as compared to $47.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 9.3% of revenue for the three months ended March 31, 2016 from 5.8% in the corresponding period last year.

Gross profit for our MS segment for the six months ended March 31, 2016 increased $28.3 million, or 28.1%, to $129.1 million as compared to $100.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.1% of revenue for the six months ended March 31, 2016 from 6.2% in the corresponding period last year.

The increases in gross profit for the three and six months ended March 31, 2016 was primarily due to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $45 million, and a decrease in intangible amortization expense, net of the margin fair value adjustment, primarily from URS, of $5.3 million and $9.2 million for the three and six months ended March 31, 2016, respectively, compared to the corresponding periods in the prior year.  The increase for the six months ended March 31, 2016 was also partially due to favorable adjustments from acquisition related project and legal matters of approximately $20 million, and was partially offset by approximately $30 million in reduced award fees from chemical demilitarization projects for the Department of Defense.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are able to and intended to be reinvested indefinitely. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. We have a deferred tax liability in the amount of $97.3 million relating to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these amounts.

At March 31, 2016, cash and cash equivalents were $669.8 million, a decrease of $14.1 million, or 2.1%, from $683.9 million at September 30, 2015. The decrease in cash and cash equivalents was primarily attributable to net repayments of borrowings under credit agreements, net distributions to noncontrolling interest, and investment in unconsolidated joint ventures, partially offset by cash provided by operating activities and proceeds from the disposal of businesses.

Net cash provided by operating activities was $191.2 million for the six months ended March 31, 2016, a decrease of $141.4 million, or 42.5%, from $332.6 million for the six months ended March 31, 2015. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the six months ended March 31, 2016 provided a net benefit of $11.4 million as compared to $58.7 million during the six months ended March 31, 2015. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

Net cash used in investing activities was $26.7 million for the six months ended March 31, 2016, as compared to net cash used in investing activities of $3,349.0 million for the six months ended March 31, 2015. This change was primarily attributable to the payments for business acquisitions, net of cash acquired during the three months ended December 31, 2014 related to the acquisition of URS as more fully described in Note 3 to the accompanying financial statements. Payments for this acquisition included cash paid to stockholders and the payment of URS debt.

Net cash used in financing activities was $177.2 million for the six months ended March 31, 2016, as compared to net cash provided by financing activities of $3,073.8 million for the six months ended March 31, 2015. This change was primarily attributable to debt issued to finance the acquisition of URS during the three months ended December 31, 2014, as more fully described in Note 7 to the accompanying financial statements.

URS Financing and Acquisition and Integration Expenses

During the six months ended March 31, 2016, we incurred approximately $8.2 million of acquisition related financing expenses, which were recognized in interest expense. Interest expense in the consolidated statements of operations for the six months ended March 31, 2015 included acquisition related financing expenses of $72.0 million, which primarily consisted of a $55.6 million penalty from the prepayment of our unsecured senior notes. Acquisition and integration expenses, resulting from the acquisition of URS, for the six months ended March 31, 2016 and 2015 were comprised of the following:

	Six months ended March 31,
	2016	2015
	(in millions)
Severance and personnel costs	$12.0	$151.5
Professional service, real estate-related, and other expenses	79.7	78.6
Total	$91.7	$230.1

We expect to incur approximately $200 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests), and approximately $200 million of acquisition and integration expenses in fiscal 2016.

Working Capital

Working capital, or current assets less current liabilities, decreased $384.6 million, or 27.3%, to $1,025.4 million at March 31, 2016 from $1,410.0 million at September 30, 2015.The decrease was primarily due to the adoption of accounting guidance resulting in a reclassification of net current deferred tax assets and net current deferred tax liabilities to net non-current deferred  tax assets and net non-current deferred tax liabilities. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $32.1 million, or 0.8%, to $4,155.5 million at March 31, 2016 from $4,187.6 million at September 30, 2015.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 87 days at March 31, 2016 compared to 82 days at September 30, 2015.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of March 31, 2016 and September 30, 2015. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	March 31, 2015	September 30, 2015
	(in millions)
2014 Credit Agreement	$2,307.0	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	428.6	429.4
Other debt	137.0	163.2
Total debt	4,472.6	4,606.9
Less: Current portion of debt and short-term borrowings	(342.5)	(160.4)
Long-term debt, less current portion	$4,130.1	$4,446.5

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2016:

Fiscal Year
2016 (six months remaining)	$87.7
2017	347.4
2018	125.5
2019	115.8
2020	1,504.7
Thereafter	2,291.5
Total	$4,472.6

2014 Credit Agreement

In connection with the acquisition of URS, on October 17, 2014, we entered into a credit agreement (Credit Agreement) consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion, and (iv) an incremental performance letter of credit facility in an aggregate principal amount of $500 million subject to terms outlined in the Credit Agreement. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement replaced the Second Amended and Restated Credit Agreement, dated as of June 7, 2013, and the Fourth Amended and Restated Credit Agreement, dated as of January 29, 2014, which such prior facilities were terminated and repaid in full on October 17, 2014. In addition, we paid in full, including a pre-payment penalty of $55.6 million, our unsecured senior notes (5.43% Series A Notes due July 2020 and 1.00% Series B Senior Discount Notes due July 2022). The Credit Agreement matures on October 17, 2019 with respect to the revolving credit facility, the term loan A facility, and the incremental performance letter of credit facility. The term loan B facility matures on October 17, 2021. Certain subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

On December 22, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving the our international subsidiaries.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ending on March 31, 2015. Our Consolidated Leverage Ratio was 4.4 at March 31, 2016. As of March 31, 2016, we were in compliance with the covenants of the Credit Agreement.

At March 31, 2016 and September 30, 2015, outstanding standby letters of credit totaled $111.1 million and $92.5 million, respectively, under our revolving credit facilities. As of March 31, 2016 and September 30, 2015, we had $909.9 million and $947.6 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of our 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of our 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of March 31, 2016, the estimated fair market value of our 2014 Senior Notes was approximately $820.0 million for the 2022 Notes and $820.0 million for the 2024 Notes. The fair value of the Notes as of March 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

We were in compliance with the covenants relating to the Notes as of March 31, 2016.

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

As of March 31, 2016, the estimated fair market value of the URS Senior Notes was approximately $177.9 million for the 2017 URS Senior Notes and $226.2 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of March 31, 2016 was $181.1 million for the 2017 URS Senior Notes and $247.5 million for the 2022 URS Senior Notes. The fair value of the URS  Senior Notes as of March 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of March 31, 2016, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2016 and September 30, 2015, these outstanding standby letters of credit totaled $373.2 million and $344.0 million, respectively. As of March 31, 2016, we had $500.9 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2016 and 2015 was 4.3% and 4.1%, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2016, there was approximately $484.3 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the six months ended March 31, 2016 were $9.1 million for U.S. plans and $10.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

New Accounting Pronouncements and Changes in Accounting

For information regarding recent accounting pronouncements, see Notes to Consolidated Financial Statements included in Part I,Item 1.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2016, we had $2,307.0 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.00%. For the six months ended March 31, 2016, our weighted average floating rate borrowings were $2,759.9 million, or $2,159.9 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2016 would have increased by $10.8 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2016 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware that we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters in Note 14, “Commitments and Contingencies,” to the financial statements contained in this report none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 14, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price volatility has negatively impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients’ investment decisions. Economic conditions in a number of countries and regions, including Canada, China and the Middle East, remain weak and may remain difficult for the foreseeable future. If global economic and financial market conditions continue to remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief until the end of 2016, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from 2017 through 2021. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

We have approximately $4.5 billion of indebtedness (excluding intercompany indebtedness) outstanding as of March 31, 2016, of which $2.3 billion was secured obligations (exclusive of $111.1 million of outstanding undrawn letters of credit) and we have an additional $909.9 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

We have investments in and commitments to certain joint ventures with unrelated parties, including in connection with the investment activities of AECOM Capital. These joint ventures from time to time borrow money to help finance their activities and in certain circumstances, we are required to provide guarantees of certain obligations of our affiliated entities, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and acts of willful misconduct. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At March 31, 2016, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $526.8 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

Our business and results of operations could be adversely affected by the passage of new climate change, defense, environmental, infrastructure and other law, policies and regulations. Growing concerns about climate change and green house gases, such as those adopted under the United Nations COP-21 Paris Agreement or the EPA Clean Power Plan, may result in the imposition of additional environmental regulations for our clients’ fossil fuel projects. For example, legislation, international protocols, regulation or other restrictions on emissions regulations could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. In addition, relaxation or repeal of laws and regulations, or changes in governmental policies regarding environmental, defense, infrastructure or other industries we serve could result in a decline in demand for our services, which could in turn negatively impact our revenues. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

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

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers. The decline in prices for oil and natural gas has decreased spending and drilling activity, which has caused declines in demand for our services and in the prices we are able to charge for our services. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control, contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

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

The Credit Agreement and the indentures governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the six months ended March 31, 2016 by $10.8 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

Our backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and, thus may not accurately reflect future revenue and profits.

At March 31, 2016, our contracted backlog was approximately $23.6 billion and our awarded backlog was approximately $15.0 billion for a total backlog of $38.6 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

We depend on contractors, subcontractors and equipment and material providers in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. Also, to the extent that we cannot acquire equipment and materials at reasonable costs, or if the amount we are required to pay exceeds our estimates, our ability to complete a project in a timely fashion or at a profit may be impaired. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized; we could be held responsible for such failures and/or we may be required to purchase the supplies or services from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the supplies or services are needed.

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

Changes in tax laws could increase our worldwide tax rate and materially affect our results of operations

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union (“EU”), the tax policies of certain EU member states. One of these efforts has been led by the OECD, an international association of 34 countries including the United States, which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (“EC”) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. In late 2015 and early 2016, the EC declared that tax rulings by tax authorities in Luxembourg, the Netherlands and Belgium did not comply with the EU state aid restrictions. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority and certain changes to the U.S. tax law have been proposed. Due to the large scale of our U.S. and international business activities, many of these proposed changes to the taxation of our activities, if enacted, could increase our worldwide effective tax rate and harm results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014. No stock purchases were made for the six months ended March 31, 2016.

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

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on January 9, 2015)

3.5	Amended and Restated Bylaws of the Company(incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the SEC on January 9, 2015)

10.1#	Amended and Restated AECOM Technology Corporation Employee Stock Purchase Plan

10.2#	2016 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed with the SEC on March 2, 2016)

10.3#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive

10.4#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan

Exhibit
Numbers	Description
10.5#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan

10.6#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan

10.7#	First Amendment to the AECOM Retirement Savings Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 11, 2016	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)