Form 10-K/A
period 2015-10-02
AECOM
filed 2016-08-10
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

 EXPLANATORY NOTE

        AECOM (the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which was originally filed on November 25, 2015 (the "Original Filing"), to amend and restate (1) Item 9A of Part II, "Controls and Procedures," solely with respect to our conclusions regarding the effectiveness of our internal control over financial reporting and (2) Item 8 of Part II, "Financial Statements and Supplementary Data" solely with respect to Ernst & Young LLP's related reports in Item 8; however, please note that no prior period financial information has changed.

        As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

 AECOM

PART II

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management is responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our CEO and CFO have concluded that the material weakness in internal controls over financial reporting described below does not impact the effectiveness of our disclosure controls and procedures.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management had assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, the end of our fiscal year, and concluded that our internal control over financial reporting was effective. Our management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Our management has reassessed and concluded that our internal control over financial reporting was ineffective as of September 30, 2015, due to the existence of a material weakness that existed at the end of fiscal year 2015 that is described further below.

        In our third quarter of fiscal year 2016, management discovered deficiencies associated with the acquisition of URS Corporation related to (a) the alignment of accounting policies specific to forward loss reserves and (b) income tax accounts. These deficiencies did not have a material impact on the Company's previously reported financial results for the year ended September 30, 2015, and the Company recorded in the third quarter of fiscal year 2016 an immaterial cumulative adjustment. Management has concluded that the presence of the deficiencies within the accounting process related to the business combination rose to a level of material weakness in our internal control over financial reporting as of September 30, 2015. As a result, management has revised its reporting on internal control over financial reporting from that previously reported in Item 9A of Part II, "Controls and Procedures," with respect to its conclusions regarding the effectiveness of our internal control over financial reporting.

        Our management communicated the results of its reassessment to the Audit Committee of our Board of Directors.

        Ernst & Young LLP has revised their previously issued audit report on our assessment of internal control over financial reporting (see Item 8).

Remediation Efforts to Address Material Weakness

        The Company has implemented changes to the design of controls to enhance the evaluation of the forward loss reserve methodology for acquired contracts and tax accounts in future acquisitions. In addition, the Company has also implemented changes to ensure that controls function at an appropriate level. The changes to the income tax process include, but are not limited to, supplementing the internal tax team with additional subject matter resources, additional training for the internal resources on the tax system utilized by the Company for financial reporting, and hiring an additional independent third party to review significant tax items related to business combinations. The Company has made significant progress towards remediation of our material weakness as of the date of this filing and we will continue the remediation steps outlined above and continue to test their effectiveness over the next quarter.

Changes in Internal Control Over Financial Reporting

        Subject to the foregoing, our CEO and CFO confirm that there were no changes in our Company's internal control over financial reporting during the last fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2015, except for the effect of the material weakness described in the sixth paragraph of that report as to which the date is August 10, 2016, expressed an adverse opinion thereon.

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

        In our report dated November 25, 2015, we expressed an unqualified opinion that AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria. Management has subsequently determined that deficiencies in controls as described in the following paragraph existed as of September 30, 2015, and has further concluded that such deficiencies represent a material weakness as of September 30, 2015. As a result, management has revised its assessment, as presented in Item 9A. in "Management's Report on Internal Control Over Financial Reporting," to conclude that AECOM's internal control over financial reporting was not effective as of September 30, 2015. Accordingly, our present opinion on the effectiveness of AECOM's internal control over financial reporting as of September 30, 2015, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls over the accounting for the acquisition of URS Corporation related to a) the alignment of accounting policies specific to forward loss reserves and b) income tax accounts.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015 and our report dated November 25, 2015 expressed an unqualified opinion thereon. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated November 25, 2015, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the overall control objectives, AECOM has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 25, 2015,
except for the effect of the material weakness
described in the sixth paragraph above,
as to which the date is
August 10, 2016

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

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2012	$1,070	$1,741,478	$(179,173)	$606,089	$2,169,464	$55,024	$2,224,488
Net income				239,243	239,243	3,953	243,196
Other comprehensive loss			(82,126)		(82,126)	(1,329)	(83,455)
Issuance of stock	11	28,340			28,351		28,351
Repurchases of stock	(147)	(8,380)		(373,177)	(381,704)		(381,704)
Proceeds from exercise of options	8	14,357			14,365		14,365
Tax benefit from exercise of stock options		1,239			1,239		1,239
Stock based compensation	18	32,593			32,611		32,611
Other transactions with noncontrolling interests					—	13,488	13,488
Contributions from noncontrolling interests					—	1,421	1,421
Distributions to noncontrolling interests					—	(19,906)	(19,906)

BALANCE AT SEPTEMBER 30, 2013	960	1,809,627	(261,299)	472,155	2,021,443	52,651	2,074,094
Net income				229,854	229,854	2,910	232,764
Other comprehensive loss			(95,303)		(95,303)	(1,258)	(96,561)
Issuance of stock	4	13,882			13,886		13,886
Repurchases of stock	(14)	(6,778)		(24,828)	(31,620)		(31,620)
Proceeds from exercise of options	6	13,411			13,417		13,417
Tax benefit from exercise of stock options		402			402		402
Stock based compensation	11	34,427			34,438		34,438
Other transactions with noncontrolling interests					—	61,913	61,913
Contributions from noncontrolling interests					—		—
Distributions to noncontrolling interests					—	(30,253)	(30,253)

BALANCE AT SEPTEMBER 30, 2014	967	1,864,971	(356,602)	677,181	2,186,517	85,963	2,272,480

Net income				(154,845)	(154,845)	83,612	(71,233)
Other comprehensive loss			(278,498)		(278,498)	(3,265)	(281,763)
Issuance of stock	525	1,577,456			1,577,981		1,577,981
Repurchases of stock	16	(23,129)			(23,113)		(23,113)
Proceeds from exercise of options	5	11,068			11,073		11,073
Tax benefit from exercise of stock options		2,781			2,781		2,781
Stock based compensation		85,852			85,852		85,852
Other transactions with noncontrolling interests					—	201,154	201,154
Contributions from noncontrolling interests					—	133	133
Distributions to noncontrolling interests					—	(144,402)	(144,402)

BALANCE AT SEPTEMBER 30, 2015	$1,513	$3,518,999	$(635,100)	$522,336	$3,407,748	$223,195	$3,630,943

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

        During the years ended September 30, 2015 and 2014, the Company entered into two contingent consideration arrangements in connection with business acquisitions. Under the arrangements, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability as of September 30, 2015 and 2014 was $39 million and $17 million, respectively, and is a Level 3 fair value measurement recorded within other accrued liabilities. It was valued based on estimated future net cash flows. After the initial recording of this liability as a part of purchase accounting, there were no material subsequent changes in fair value through September 30, 2015. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

11. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends significant credit to clients in a specific geographic area or industry, the Company may experience disproportionately

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Concentration of Credit Risk (Continued)

high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 20 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

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

AECOM

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Plans (Continued)

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

AECOM

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

AECOM

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

AECOM

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies (Continued)

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

Exhibit Numbers	Description
4.5	Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S-4 filed with the SEC on July 6, 2015)
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
10.4#
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
10.10#	1998 Management Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form 10 filed with the SEC on January 29, 2007)
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

Exhibit Numbers	Description
10.14#	1996 Excess Benefit Plan (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form 1 filed with the SEC on January 29, 2007)
10.15#
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
10.18#	Change in Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.18 of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
10.19#
Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed with the SEC on July 14, 2010)
10.20#
Employment Agreement between AECOM Technology Corporation and George L. Nash, Jr., dated as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)
10.21#
Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)
10.22#	AECOM Technology Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the SEC on May 24, 2010)
10.23#	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Annex B to the Company's definitive proxy statement on Schedule 14A filed with the SEC on January 21, 2011)
10.24#
Amended Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on May 4, 2012)
10.25#
Form of New and Amended Restricted Stock Unit Standard Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the SEC on December 21, 2012)
10.26#
Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 5, 2008)
10.27#	URS Energy & Construction Holdings, Incorporated Restoration Plan (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)
10.28#
First Amendment to the URS Energy & Construction Holdings, Incorporated Restoration Plan (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)

Exhibit Numbers	Description
10.29#	Second Amendment to the URS Energy & Construction Holdings, Incorporated Restoration Plan(incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q filed with the SEC on February 11, 2015)
10.32#	URS Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S 8 filed with the SEC on October 17, 2014)
10.33#	AECOM Technology Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on December 21, 2012)
10.35#	AECOM Technology Corporation Executive Incentive Plan (incorporated by reference to Annex A to the Company's definitive proxy statement on Schedule 14A filed with the SEC on January 22, 2010)
10.36#
Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 12, 2014)
10.37#
Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the SEC on January 29, 2014)
21.1	Subsidiaries of AECOM (incorporated by reference to Exhibit 21.1 of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure (incorporated by reference to Exhibit 95 of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
101.SCH	XBRL Instance Document (incorporated by reference to Exhibit 101.SCH of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
101.LAB	XBRL Taxonomy Extension Labels Linkbase (incorporated by reference to Exhibit 101.LAB of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(incorporated by reference to Exhibit 101.PRE of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF of the Company's annual report on Form 10-K filed with the SEC on November 25, 2015)

#
Management contract or compensatory plan or arrangement.

 SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM
By:	/s/ W. TROY RUDD W. Troy Rudd Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 10, 2016