Form 10-Q
period 2016-07-01
AECOM
filed 2016-08-10
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 153,694,443 shares of the registrant’s common stock were outstanding.

AECOM

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$508,766	$543,016
Cash in consolidated joint ventures	119,231	140,877
Total cash and cash equivalents	627,997	683,893
Accounts receivable—net	4,620,393	4,841,450
Prepaid expenses and other current assets	852,582	388,982
Income taxes receivable	70,923	81,161
Deferred tax assets—net	—	250,599
TOTAL CURRENT ASSETS	6,171,895	6,246,085
PROPERTY AND EQUIPMENT—NET	624,545	699,322
DEFERRED TAX ASSETS—NET	110,133	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	341,967	321,625
GOODWILL	5,831,409	5,820,692
INTANGIBLE ASSETS—NET	493,249	659,438
OTHER NON-CURRENT ASSETS	305,129	267,136
TOTAL ASSETS	$13,878,327	$14,014,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$20,764	$2,788
Accounts payable	1,889,254	1,853,993
Accrued expenses and other current liabilities	2,401,555	2,167,771
Billings in excess of costs on uncompleted contracts	641,343	653,877
Current portion of long-term debt	333,303	157,623
TOTAL CURRENT LIABILITIES	5,286,219	4,836,052
OTHER LONG-TERM LIABILITIES	377,095	305,485
DEFERRED TAX LIABILITY—NET	15,110	230,037
PENSION BENEFIT OBLIGATIONS	499,546	565,254
LONG-TERM DEBT	3,941,150	4,446,527
TOTAL LIABILITIES	10,119,120	10,383,355

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2016 and September 30, 2015; issued and outstanding 153,533,311 and 151,263,650 shares as of June 30, 2016 and September 30, 2015, respectively	1,535	1,513
Additional paid-in capital	3,584,964	3,518,999
Accumulated other comprehensive loss	(645,898)	(635,100)
Retained earnings	611,241	522,336
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,551,842	3,407,748
Noncontrolling interests	207,365	223,195
TOTAL STOCKHOLDERS’ EQUITY	3,759,207	3,630,943
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,878,327	$14,014,298

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$4,408,782	$4,549,578	$13,087,729	$13,266,243

Cost of revenue	4,237,439	4,423,060	12,592,084	12,901,683
Gross profit	171,343	126,518	495,645	364,560

Equity in earnings of joint ventures	18,513	27,776	82,792	76,328
General and administrative expenses	(28,863)	(24,418)	(86,957)	(88,553)
Acquisition and integration expenses	(50,678)	(88,495)	(142,427)	(318,557)
Loss on disposal activities	—	—	(42,589)	—
Income from operations	110,315	41,381	306,464	33,778

Other income	1,498	10,128	5,286	11,669
Interest expense	(62,516)	(60,220)	(184,757)	(239,581)
Income (loss) before income tax benefit	49,297	(8,711)	126,993	(194,134)

Income tax benefit	(35,097)	(8,464)	(23,592)	(96,424)
Net income (loss)	84,394	(247)	150,585	(97,710)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(16,950)	(16,945)	(61,680)	(58,191)
Net income (loss) attributable to AECOM	$67,444	$(17,192)	$88,905	$(155,901)

Net income (loss) attributable to AECOM per share:
Basic	$0.44	$(0.11)	$0.58	$(1.05)
Diluted	$0.43	$(0.11)	$0.57	$(1.05)

Weighted average shares outstanding:
Basic	154,852	151,697	154,256	148,214
Diluted	156,175	151,697	155,479	148,214

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income (loss)	$84,394	$(247)	$150,585	$(97,710)
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(1,396)	1,667	3,390	(3,574)
Foreign currency translation adjustments	(3,762)	46,683	(33,643)	(190,933)
Pension adjustments, net of tax	10,253	(3,825)	17,457	9,954
Other comprehensive income (loss), net of tax	5,095	44,525	(12,796)	(184,553)
Comprehensive income (loss), net of tax	89,489	44,278	137,789	(282,263)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(16,572)	(17,135)	(59,682)	(55,594)
Comprehensive income (loss) attributable to AECOM, net of tax	$72,917	$27,143	$78,107	$(337,857)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$150,585	$(97,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	315,460	451,144
Equity in earnings of unconsolidated joint ventures	(82,792)	(76,328)
Distribution of earnings from unconsolidated joint ventures	121,096	108,139
Non-cash stock compensation	56,200	71,790
Prepayment penalty on unsecured senior notes	—	55,639
Excess tax benefit from share-based payment	(3,835)	(3,632)
Foreign currency translation	(6,761)	(2,867)
Write-off of debt issuance costs	—	8,997
Pension curtailment and settlement gains	(7,818)	—
Loss on disposal activities	42,589	—
Other	630	(9,112)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	216,120	245,976
Prepaid expenses and other current and non-current assets	(174,801)	(79,827)
Accounts payable	23,249	77,889
Accrued expenses and other current liabilities	(212,218)	(147,453)
Billings in excess of costs on uncompleted contracts	(13,534)	(63,062)
Other long-term liabilities	27,086	(53,179)
Net cash provided by operating activities	451,256	486,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(975)	(3,289,150)
Proceeds from disposal of businesses	39,699	—
Net investment in unconsolidated joint ventures	(62,228)	(13,870)
Proceeds from sales of investments	11,651	69,310
Purchases of investments	(214)	(82,079)
Proceeds from disposal of property and equipment	41,774	30,857
Payments for capital expenditures	(141,625)	(90,113)
Net cash used in investing activities	(111,918)	(3,375,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,446,203	5,634,495
Repayments of borrowings under credit agreements	(3,761,371)	(4,040,352)
Issuance of unsecured senior notes	—	1,600,000
Prepayment penalty on unsecured senior notes	—	(55,639)
Cash paid for debt and equity issuance costs	(1,977)	(87,852)
Proceeds from issuance of common stock	22,961	13,554
Proceeds from exercise of stock options	8,650	7,973
Payments to repurchase common stock	(25,554)	(22,817)
Excess tax benefit from share-based payment	3,835	3,632
Net distributions to noncontrolling interests	(75,424)	(101,019)
Other financing activities	(8,106)	(11,448)
Net cash (used in) provided by financing activities	(390,783)	2,940,527

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,451)	(20,174)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55,896)	31,712
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	683,893	574,188
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$627,997	$605,900

NON-CASH INVESTING AND FINANCING ACTIVITY
Common stock issued in acquisitions	$—	$1,554,912
Debt assumed from acquisitions	$—	$567,656

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2015 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report. The consolidated financial statements for the three and nine months ended June 30, 2016 include immaterial error corrections related to the balance sheet and statement of operations as of and for the year ended September 30, 2015.  These corrections primarily related to the fair value of assets acquired and liabilities assumed for the acquisition of URS Corporation and resulted in an increase in goodwill, deferred tax assets- net, and accrued expenses and other current liabilities of $38.0 million, $69.3 million and $48.2 million, respectively, and a decrease in accounts receivable and income tax receivables of $5.0 million and $54.6 million, respectively.  The impact of these error corrections on net income attributable to AECOM for the three and nine months ended June 30, 2016 was an increase of $4.8 million and $3.3 million, respectively.  Management has assessed both quantitative and qualitative factors discussed in ASC No. 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 1.M, Materiality (SAB Topic 1.M) to determine that the correction of these misstatements qualifies as an immaterial error correction.

The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2016.

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

In September 2015, the FASB issued new accounting guidance which simplifies the accounting for measurement-period adjustments in connection with business combinations. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined and, therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. This guidance was effective for fiscal years and interim periods beginning after December 15, 2015 and was to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption was permitted. The Company early adopted this guidance for the quarter ended December 31, 2015, which did not have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued new accounting guidance which changes accounting for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The guidance will be effective for the Company’s fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance will require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This guidance will be effective for the Company in its fiscal year beginning October 1, 2017 and early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The new guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

The following summarizes the estimated fair values of URS assets acquired and liabilities assumed (in millions), as of the acquisition date:

Cash and cash equivalents	$284.9
Accounts receivable	2,512.8
Prepaid expenses and other current assets	421.0
Property and equipment	570.9
Identifiable intangible assets:
Customer relationships, contracts and backlog	973.8
Tradename	7.8
Total identifiable intangible assets	981.6
Goodwill	4,059.8
Other non-current assets	329.8
Accounts payable	(656.7)
Accrued expenses and other current liabilities	(1,403.7)
Billings in excess of costs on uncompleted contracts	(398.8)
Current portion of long-term debt	(47.4)
Other long-term liabilities	(406.1)
Pension benefit obligations	(406.3)
Long-term debt	(520.2)
Noncontrolling interests	(201.0)
Net assets acquired	$5,120.6

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

Nine Months Ended June 30, 2015
(in millions)
Revenue	$13,587
Income from operations	$323
Net income	$213
Net income attributable to AECOM	$143

Net income attributable to AECOM per share:
Basic	$0.94
Diluted	$0.94

Amortization of intangible assets relating to URS was $35.9 million and $76.7 million during the three months ended June 30, 2016 and 2015, respectively, and $154.0 million and $269.0 million during the nine months ended June 30, 2016 and 2015, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $3.3 million and $(2.1) million, respectively, during the three months ended June 30, 2016 and $9.7 million and $(5.7) million, respectively, during the three months ended June 30, 2015 related to joint venture fair value adjustments. Included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $19.6 million and $(11.7) million, respectively, during the nine months ended June 30, 2016 and $27.6 million and $(20.8) million, respectively, during the nine months ended June 30, 2015 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. This margin fair value liability was $149.1 million at the acquisition date and its carrying value was $17.8 million at June 30, 2016 and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The Company anticipates the remaining liability will be recognized as revenue over five years, with the majority over the first two years. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended June 30, 2016 and 2015 was $5.9 million and $6.1 million, respectively; revenue and the related income from operations related to the margin fair value liability recognized during the nine months ended June 30, 2016 and 2015 was $34.3 million and $60.3 million, respectively.

Acquisition and integration expenses, resulting from the acquisition of URS, in the accompanying consolidated statements of operations for the three and nine months ended June 30, 2016 and 2015 were comprised of the following:

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in millions)
Severance and personnel costs	$7.2	$35.1	$19.2	$186.6
Professional service, real estate-related, and other expenses	43.5	53.4	123.2	132.0
Total	$50.7	$88.5	$142.4	$318.6

Included in severance and personnel costs for the nine months ended June 30, 2016 and 2015 was $18.1 million and $86.0 million of severance expenses, respectively, of which $17.0 million and $53.0 million was paid as of June 30, 2016 and 2015, respectively. All acquisition and integration expenses are classified within Corporate, as presented in Note 15.

Interest expense in the accompanying consolidated statements of operations for the three and nine months ended June 30, 2016 included acquisition related financing expenses of $5.1 million and $13.3 million, respectively. Interest expense in the consolidated statements of operations for the three and nine months ended June 30, 2015 included acquisition related financing expenses of $4.0 million and $76.0 million, respectively, which primarily consisted of a $55.6 million penalty from the prepayment of the Company’s unsecured senior notes.

Loss on disposal activities of $42.6 million in the accompanying statements of operations for the nine months ended June 30, 2016 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $112.8 million. Income from operations included losses incurred by non-core businesses of $27.0 million during the nine months ended June 30, 2016.

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2016 were as follows:

	September 30, 2015	Post- Acquisition Adjustments	Foreign Exchange Impact	Disposed	June 30, 2016
	(in millions)
Design and Consulting Services	$3,163.3	$26.7	$5.7	$—	$3,195.7
Construction Services	918.5	8.2	3.1	(11.3)	918.5
Management Services	1,738.9	4.0	(25.7)	—	1,717.2
Total	$5,820.7	$38.9	$(16.9)	$(11.3)	$5,831.4

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2016 and September 30, 2015, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2016			September 30, 2015
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,227.6	$(734.4)	$493.2	$1,224.7	$(565.3)	$659.4	1 – 11
Trademark / tradename	16.4	(16.4)	—	16.4	(16.4)	—	0.3 – 2
Total	$1,244.0	$(750.8)	$493.2	$1,241.1	$(581.7)	$659.4

Amortization expense of acquired intangible assets included within cost of revenue was $169.1 million and $292.4 million for the nine months ended June 30, 2016 and 2015, respectively. The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2016 and for the succeeding years:

Fiscal Year	(in millions)
2016 (three months remaining)	$33.2
2017	93.5
2018	79.2
2019	73.9
2020	61.5
Thereafter	151.9
Total	$493.2

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	June 30, 2016	September 30, 2015
	(in millions)
Billed	$2,298.1	$2,426.2
Unbilled	1,941.3	2,099.8
Contract retentions	436.2	379.6
Total accounts receivable—gross	4,675.6	4,905.6
Allowance for doubtful accounts	(55.2)	(64.1)
Total accounts receivable—net	$4,620.4	$4,841.5

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of June 30, 2016 and September 30, 2015 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2016 and September 30, 2015.

The Company sold trade receivables to financial institutions, of which $278.4 million and $240.8 million were outstanding as of June 30, 2016 and September 30, 2015, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Some of the Company’s joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass-through entities to bill the third-party customer. For consolidated joint ventures of this type, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s result of operations. For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

The Company also has joint ventures that have their own employees and operating expenses, and to which the Company generally makes a capital contribution. The Company accounts for these joint ventures either as consolidated entities or equity method investments based on the criteria further discussed below.

The Company follows guidance issued by the FASB on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	June 30, 2016	September 30, 2015
	(in millions)
Current assets	$723.3	$727.8
Non-current assets	272.0	282.8
Total assets	$995.3	$1,010.6

Current liabilities	$417.3	$441.5
Non-current liabilities	12.4	0.2
Total liabilities	429.7	441.7

Total AECOM equity	366.3	354.7
Noncontrolling interests	199.3	214.2
Total owners’ equity	565.6	568.9
Total liabilities and owners’ equity	$995.3	$1,010.6

Total revenue of the consolidated joint ventures was $1,481.7 million and $1,766.3 million for the nine months ended June 30, 2016 and 2015, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	June 30, 2016	September 30, 2015
	(in millions)
Current assets	$1,326.1	$1,200.7
Non-current assets	541.9	527.3
Total assets	$1,868.0	$1,728.0

Current liabilities	$1,006.5	$936.7
Non-current liabilities	122.8	87.0
Total liabilities	1,129.3	1,023.7

Joint ventures’ equity	738.7	704.3
Total liabilities and joint ventures’ equity	$1,868.0	$1,728.0

AECOM’s investment in joint ventures	$342.0	$321.6

	Nine Months Ended
	June 30, 2016	June 30, 2015
	(in millions)
Revenue	$3,648.6	$3,377.8
Cost of revenue	3,444.6	3,195.7
Gross profit	$204.0	$182.1
Net income	$187.1	$148.9

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2016	June 30, 2015
	(in millions)
Pass-through joint ventures	$14.1	$18.4
Other joint ventures	68.7	57.9
Total	$82.8	$76.3

6.              Pension Benefit Obligations

In the U.S., the Company sponsors various qualified defined benefit pension plans. The legacy AECOM defined benefit plan covers substantially all permanent AECOM employees hired as of March 1, 1998. The other recently acquired plans cover employees of URS and the Hunt Corporation at the time of their acquisition. Benefits under these plans generally are based on the employee’s years of creditable service and compensation. The Company adopted an amendment to freeze benefits under the URS Federal Services, Inc. Employees Retirement Plan during the three months ended December 31, 2015, which resulted in the curtailment gain listed below. All defined benefit plans are closed to new participants and all defined benefit plans have frozen accruals.

The Company also sponsors various non-qualified plans in the U.S.; all of these plans are frozen. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

The following table details the components of net periodic cost for the Company’s pension plans for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$0.8	$0.3	$1.8	$0.3	$3.6	$0.8	$5.0	$0.8
Interest cost on projected benefit obligation	5.4	9.9	7.3	12.0	16.5	30.2	21.0	34.9
Expected return on plan assets	(7.7)	(12.2)	(7.6)	(12.5)	(23.1)	(37.0)	(21.9)	(36.7)
Amortization of prior service cost	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	1.3	1.1	1.4	3.0	4.1	3.3	4.5
Curtailment gain recognized	—	—	—	—	(6.8)	—	—	—
Settlement (gain) loss recognized	—	—	—	—	(1.0)	0.1	—	0.4
Net periodic (benefit) cost	$(0.5)	$(0.7)	$2.6	$1.1	$(7.8)	$(1.9)	$7.4	$3.8

The total amounts of employer contributions paid for the nine months ended June 30, 2016 were $11.4 million for U.S. plans and $15.2 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2016 are $3.5 million for U.S. plans and $5.7 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	June 30, 2016	September 30, 2015
	(in millions)
2014 Credit Agreement	$2,110.7	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	428.1	429.4
Other debt	156.4	163.2
Total debt	4,295.2	4,606.9
Less: Current portion of debt and short-term borrowings	(354.1)	(160.4)
Long-term debt, less current portion	$3,941.1	$4,446.5

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2016:

Fiscal Year
2016 (three months remaining)	$59.5
2017	351.9
2018	128.7
2019	89.9
2020	1,508.3
Thereafter	2,156.9
Total	$4,295.2

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

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ended on March 31, 2015. The Company’s Consolidated Leverage Ratio was 4.3 at June 30, 2016. As of June 30, 2016, the Company was in compliance with the covenants of the Credit Agreement.

At June 30, 2016 and September 30, 2015, outstanding standby letters of credit totaled $109.5 million and $92.5 million, respectively, under its revolving credit facilities. As of June 30, 2016 and September 30, 2015, the Company had $940.5 million and $947.6 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of June 30, 2016, the estimated fair market value of the 2014 Senior Notes was approximately $812.0 million for the 2022 Notes and $814.0 million for the 2024 Notes. The fair value of the Notes as of June 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

In connection with the offering of the Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of October 6, 2014 to exchange the Notes for registered notes having terms substantially identical in all material respects (except certain transfer restrictions, registration rights and additional interest provisions relating to the Notes will not apply to the registered notes). The Company filed a registration statement on Form S-4 with the SEC on July 6, 2015 that was declared effective by the SEC on September 29, 2015. On November 2, 2015, the Company completed its exchange offer which exchanged the Notes for the registered notes, as well as all related guarantees.

The Company was in compliance with the covenants relating to the Notes as of June 30, 2016.

URS Senior Notes

In connection with the URS acquisition, the Company assumed URS’s 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes and together with the 2017 URS Senior Notes, URS Senior Notes), totaling $1.0 billion. The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP, and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of June 30, 2016, the estimated fair market value of the URS Senior Notes was approximately $179.9 million for the 2017 URS Senior Notes and $233.6 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of June 30, 2016 was $180.6 million for the 2017 URS Senior Notes and $247.5 million for the 2022 URS Senior Notes. The fair value of the Company’s URS Senior Notes as of June 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of June 30, 2016, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At June 30, 2016 and September 30, 2015, these outstanding standby letters of credit totaled $378.0 million and $344.0 million, respectively. As of June 30, 2016, the Company had $523.1 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2016 and 2015 was 4.3% and 4.2%, respectively.

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

June 30, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

The notional principal of outstanding foreign currency forward contracts to purchase Australian dollars (AUD) with U.S. dollars was AUD 70.7 million (or approximately $52.5 million) and AUD 98.1 million (or $74.1 million) at June 30, 2016 and September 30, 2015, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2016 and 2015.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at June 30, 2016 or 2015.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the nine months ended June 30, 2016 and 2015. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency contracts were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015 and 2014, the Company entered into two contingent consideration arrangements in connection with business acquisitions. Under the arrangements, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability as of June 30, 2016 and September 30, 2015 was $39 million and $39 million, respectively, and is a Level 3 fair value measurement recorded within other accrued liabilities. It was valued based on estimated future net cash flows. After the initial recording of this liability as a part of purchase accounting, there were no material subsequent changes in fair value through June 30, 2016. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the nine months ended June 30 was as follows:

	2016		2015
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	1.3	$28.26	1.6	$27.69
Options granted	—	—	—	—
Options exercised	(0.4)	23.78	(0.3)	25.02
Options forfeited or expired	—	—	—	—
Outstanding at June 30	0.9	30.30	1.3	28.22

Vested and expected to vest in the future as of June 30	0.9	$30.30	1.3	$28.22

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $29.91 and $32.32 during the nine months ended June 30, 2016 and 2015, respectively. The weighted average grant date fair value of restricted stock unit awards were $29.81 and $31.06 during the nine months ended June 30, 2016 and 2015, respectively. Included in the restricted stock unit grants during the nine months ended June 30, 2015 were 2.6 million restricted stock units with a grant date fair value of $30.04 that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to share-based payments was $56.2 million and $98.1 million during the nine months ended June 30, 2016 and 2015, respectively. Included in total compensation expense during the nine months ended June 30, 2015 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash, which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding was $113.2 million and $115.5 million as of June 30, 2016 and September 30, 2015, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $3.8 million and $3.6 million for the nine months ended June 30, 2016 and 2015, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

10.       Income Taxes

The Company’s effective tax rate from continuing operations was (18.6)% and 49.7% for the nine months ended June 30, 2016 and 2015, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the nine-month period ended June 30, 2016 were the recognition of a discrete benefit of $11.7 million related to the retroactive extension of previously expired research and development credits enacted during the first quarter and other energy-related incentives, a $15.3 million benefit related to non-controlling interests, $38.4 million benefit related to valuation allowances in the United Kingdom and Australia, partially offset by the impact of current year losses primarily in Canada, South Africa, and India for which no tax benefit is expected due to valuation allowances of $7.2 million, and a $3.8 million discrete expense, net of related valuation allowance, due to the reduction in the United Kingdom statutory income tax rate during the first quarter.

The Company’s effective tax rate from continuing operations was (71.2)% and 97.2% for the three months ended June 30, 2016 and 2015, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three-month period ended June 30, 2016 were the recognition of a benefit of $38.4 million related to the release of valuation allowances in the United Kingdom and Australia and a $6.9 million benefit related to non-controlling interests.

Based on a review of positive and negative evidence available to us, the Company has previously recorded valuation allowances against our deferred tax assets in the United Kingdom, Canada and Australia to reduce them to the amount that in our judgment is more likely than not realizable.

Certain valuation allowances in the amount of $26.5 million in the United Kingdom have been released due to sufficient positive evidence obtained during the third quarter of 2016. Our United Kingdom affiliate evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence includes reaching a position of cumulative income over a three year period and the use of net operating losses on a taxable basis. In addition, our United Kingdom affiliate has strong projected earnings in the United Kingdom.

During the third quarter of 2016, our Australian affiliate made an election in Australia to combine the tax results of the URS Australia business with the AECOM Australia business. This election resulted in the ability to utilize the URS Australia businesses’ deferred tax assets and accordingly, the valuation allowance of $11.9 million was released.

In the third quarter of 2016, the Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws and their interpretations which upon enactment include possible tax reform contemplated in the United States and other jurisdictions around the world arising from the result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation Development (OECD) which, if finalized and adopted, could have a material impact on the Company’s income tax expense and deferred tax balances.

In the third quarter of 2015, the Company utilized the discrete-period method under ASC 740 to compute its interim income tax provision due to significant variations in the relationship between the income tax expense and the pre-tax loss. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

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

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common stock equivalent shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options and restricted stock units using the treasury stock method. For the three and nine months ended June 30, 2016, options excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three and nine months ended June 30, 2015 excluded 1.6 million and 1.8 million, respectively, of potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in millions)
Denominator for basic earnings per share	154.9	151.7	154.3	148.2
Potential common shares	1.3	—	1.2	—
Denominator for diluted earnings per share	156.2	151.7	155.5	148.2

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2016	September 30, 2015
	(in millions)
Accrued salaries and benefits	$905.3	$852.2
Accrued contract costs	1,150.3	993.1
Other accrued expenses	346.0	322.5
	$2,401.6	$2,167.8

Accrued contract costs above included professional liability accruals of $655.4 million as of June 30, 2016. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2016 and September 30, 2015. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the nine months ended June 30, 2016.

During the nine months ended June 30, 2016, the Company recorded revenue and a noncurrent asset related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $45 million. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2016 and 2015 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2016	$(196.8)	$(448.3)	$(6.3)	$(651.4)
Other comprehensive (loss) income before reclassification	8.5	(3.4)	(2.5)	2.6
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gains, net of tax	1.7	—	—	1.7
Cash flow hedge gains, net of tax	—	—	1.2	1.2
Balances at June 30, 2016	$(186.6)	$(451.7)	$(7.6)	$(645.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2015	$(203.3)	$(372.6)	$(7.0)	$(582.9)
Other comprehensive income (loss) before reclassification	(5.5)	46.4	0.4	41.3
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gains, net of tax	1.8	—	—	1.8
Cash flow hedge gains, net of tax	—	—	1.2	1.2
Balances at June 30, 2015	$(207.0)	$(326.2)	$(5.4)	$(538.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive (loss) income before reclassification	12.4	(31.6)	(0.4)	(19.6)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gains, net of tax	5.0	—	—	5.0
Cash flow hedge gains, net of tax	—	—	3.8	3.8
Balances at June 30, 2016	$(186.6)	$(451.7)	$(7.6)	$(645.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	4.6	(188.4)	(6.4)	(190.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gains, net of tax	5.4	—	—	5.4
Cash flow hedge gains, net of tax	—	—	2.8	2.8
Balances at June 30, 2015	$(207.0)	$(326.2)	$(5.4)	$(538.6)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of our affiliates, partnerships and joint ventures. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in certain circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At June 30, 2016 and September 30, 2015, the Company was contingently liable in the amount of $487.5 million and $436.5 million, respectively, in issued standby letters of credit and $2.9 billion and $2.3 billion, respectively, in issued surety bonds primarily to support project execution.

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

On May 31, 2016, AECOM Australia and other parties to the class action lawsuit entered into a conditional settlement aggregating to $91 million (U.S. Dollars) with the class action applicants on a “no admissions” basis. The Federal Court of Australia will conduct a hearing on August 10, 2016 to hear an application by the class action applicants for approval of the proposed settlement, which is the only unfulfilled condition. AECOM Australia cannot provide assurance that the class action participants will be successful in seeking the approval of the proposed settlement.

The RCM Applicants/Portigon settlement did not, and the class action settlement (if approved) will not, have a material effect on the Company’s financial results.

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

•                  River Corridor litigation: The federal government has partially intervened with a relator in a Qui Tam complaint filed in the Eastern District of Washington in December 2013 against the Company’s joint venture, Washington Closure Hanford LLC, alleging that its contracting procedures under the Small Business Act violated the False Claims Act. On October 2015, Washington Closure Hanford LLC’s motion to dismiss the claim was partially denied.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended June 30, 2016:
Revenue	$1,920.6	$1,683.8	$804.4	$—	$4,408.8
Gross profit	122.9	9.1	39.3	—	171.3
Equity in earnings of joint ventures	1.0	3.5	14.0	—	18.5
General and administrative expenses	—	—	—	(28.7)	(28.7)
Acquisition and integration expenses	—	—	—	(50.7)	(50.7)
Operating income	123.9	12.6	53.3	(79.4)	110.4

Gross profit as a % of revenue	6.4%	0.5%	4.9%	—	3.9%

Three Months Ended June 30, 2015:
Revenue	$1,993.5	$1,704.4	$851.6	$—	$4,549.5
Gross profit	101.1	(10.4)	35.9	—	126.6
Equity in earnings of joint ventures	3.0	6.4	18.3	—	27.7
General and administrative expenses	—	—	—	(24.4)	(24.4)
Acquisition and integration expenses	—	—	—	(88.5)	(88.5)
Operating income	104.1	(4.0)	54.2	(112.9)	41.4

Gross profit as a % of revenue	5.1%	(0.6)%	4.2%	—	2.8%

Nine Months Ended June 30, 2016:
Revenue	$5,748.8	$4,941.8	$2,397.1	$—	$13,087.7
Gross profit	299.4	27.8	168.4	—	495.6
Equity in earnings of joint ventures	6.2	8.9	67.7	—	82.8
General and administrative expenses	—	—	—	(86.9)	(86.9)
Acquisition and integration expenses	—	—	—	(142.4)	(142.4)
Loss on disposal activities	—	(42.6)	—	—	(42.6)
Operating income	305.6	(5.9)	236.1	(229.3)	306.5

Gross profit as a % of revenue	5.2%	0.6%	7.0%	—	3.8%

Nine Months Ended June 30, 2015:
Revenue	$5,921.1	$4,879.6	$2,465.5	$—	$13,266.2
Gross profit	200.4	27.5	136.7	—	364.6
Equity in earnings of joint ventures	3.1	16.9	56.3	—	76.3
General and administrative expenses	—	—	—	(88.5)	(88.5)
Acquisition and integration expenses	—	—	—	(318.6)	(318.6)
Operating income	203.5	44.4	193.0	(407.1)	33.8

Gross profit as a % of revenue	3.4%	0.6%	5.5%	—	2.7%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total

Total assets
June 30, 2016	$6,834.4	$3,504.9	$2,729.0	$810.0	$13,878.3
September 30, 2015	7,118.2	3,382.4	2,903.9	609.8	14,014.3

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

Condensed Consolidating Balance Sheets

June 30, 2016

(unaudited — in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.7	$178.3	$448.0	$—	$628.0
Accounts receivable—net	—	2,027.5	2,592.9	—	4,620.4
Intercompany receivable	763.2	146.0	148.7	(1,057.9)	—
Prepaid expenses and other current assets	170.3	371.4	310.9	—	852.6
Income taxes receivable	57.5	—	13.4	—	70.9
TOTAL CURRENT ASSETS	992.7	2,723.2	3,513.9	(1,057.9)	6,171.9

PROPERTY AND EQUIPMENT—NET	156.4	226.1	242.0	—	624.5
DEFERRED TAX ASSETS—NET	116.4	30.0	—	(36.3)	110.1
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,396.7	1,317.3	58.5	(7,772.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	51.4	289.9	—	342.0
GOODWILL	—	3,306.7	2,524.7	—	5,831.4
INTANGIBLE ASSETS—NET	—	357.9	135.4	—	493.3
OTHER NON-CURRENT ASSETS	74.4	66.3	164.4	—	305.1
TOTAL ASSETS	$7,737.3	$8,078.9	$6,928.8	$(8,866.7)	$13,878.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.9	$—	$16.9	$—	$20.8
Accounts payable	38.9	915.7	934.6	—	1,889.2
Accrued expenses and other current liabilities	207.7	1,167.1	1,026.8	—	2,401.6
Intercompany payable	109.0	852.4	217.1	(1,178.5)	—
Billings in excess of costs on uncompleted contracts	—	250.9	390.4	—	641.3
Current portion of long-term debt	107.4	203.4	22.5	—	333.3
TOTAL CURRENT LIABILITIES	466.9	3,389.5	2,608.3	(1,178.5)	5,286.2

OTHER LONG-TERM LIABILITIES	101.8	333.4	441.4	—	876.6
DEFERRED TAX LIABILITY—NET	—	—	51.4	(36.3)	15.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	594.1	(594.1)	—
LONG-TERM DEBT	3,620.7	294.1	26.4	—	3,941.2
TOTAL LIABILITIES	4,189.4	4,017.0	3,721.6	(1,808.9)	10,119.1

TOTAL AECOM STOCKHOLDERS’ EQUITY	3,547.9	4,061.9	2,999.8	(7,057.8)	3,551.8
Noncontrolling interests	—	—	207.4	—	207.4
TOTAL STOCKHOLDERS’ EQUITY	3,547.9	4,061.9	3,207.2	(7,057.8)	3,759.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,737.3	$8,078.9	$6,928.8	$(8,866.7)	$13,878.3

Condensed Consolidating Balance Sheets

September 30, 2015

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.3	$162.5	$520.1	$—	$683.9
Accounts receivable—net	—	2,165.5	2,675.9	—	4,841.4
Intercompany receivable	771.3	187.3	262.7	(1,221.3)	—
Prepaid expenses and other current assets	36.7	127.4	224.9	—	389.0
Income taxes receivable	68.7	—	12.5	—	81.2
Deferred tax assets—net	36.6	—	276.9	(62.9)	250.6
TOTAL CURRENT ASSETS	914.6	2,642.7	3,973.0	(1,284.2)	6,246.1

PROPERTY AND EQUIPMENT—NET	93.4	240.0	365.9	—	699.3
DEFERRED TAX ASSETS—NET	27.1	—	7.3	(34.4)	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,739.4	1,343.7	67.4	(8,150.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.8	73.4	247.4	—	321.6
GOODWILL	—	3,291.1	2,529.6	—	5,820.7
INTANGIBLE ASSETS—NET	—	459.4	200.0	—	659.4
OTHER NON-CURRENT ASSETS	88.7	26.8	151.7	—	267.2
TOTAL ASSETS	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2.3	$—	$0.5	$—	$2.8
Accounts payable	28.0	834.1	991.9	—	1,854.0
Accrued expenses and other current liabilities	229.5	1,001.6	936.7	—	2,167.8
Intercompany payable	119.9	960.3	319.8	(1,400.0)	—
Billings in excess of costs on uncompleted contracts	—	255.7	398.2	—	653.9
Deferred tax liability—net	—	62.9	—	(62.9)	—
Current portion of long-term debt	105.6	24.5	27.5	—	157.6
TOTAL CURRENT LIABILITIES	485.3	3,139.1	2,674.6	(1,462.9)	4,836.1

OTHER LONG-TERM LIABILITIES	63.6	299.5	507.6	—	870.7
DEFERRED TAX LIABILITY—NET	—	122.6	141.9	(34.4)	230.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	669.1	(669.1)	—
LONG-TERM DEBT	3,914.0	482.7	49.8	—	4,446.5
TOTAL LIABILITIES	4,462.9	4,043.9	4,043.0	(2,166.4)	10,383.4
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,401.1	4,033.2	3,276.1	(7,302.7)	3,407.7
Noncontrolling interests	—	—	223.2	—	223.2
TOTAL STOCKHOLDERS’ EQUITY	3,401.1	4,033.2	3,499.3	(7,302.7)	3,630.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,864.0	$8,077.1	$7,542.3	$(9,469.1)	$14,014.3

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,321.6	$2,095.2	$(8.0)	$4,408.8
Cost of revenue	—	2,255.5	1,990.0	(8.0)	4,237.5
Gross profit	—	66.1	105.2	—	171.3

Equity in earnings from subsidiaries	150.7	58.8	0.8	(210.3)	—
Equity in earnings of joint ventures	—	10.2	8.3	—	18.5
General and administrative expenses	(28.7)	—	—	—	(28.7)
Acquisition and integration expenses	(50.7)	—	—	—	(50.7)
Income (loss) from operations	71.3	135.1	114.3	(210.3)	110.4

Other income	1.4	9.4	2.2	(11.5)	1.5
Interest expense	(55.6)	(6.2)	(12.3)	11.5	(62.6)
Income (loss) before income tax (benefit) expense	17.1	138.3	104.2	(210.3)	49.3

Income tax (benefit) expense	(50.5)	31.7	4.0	(20.3)	(35.1)
Net income (loss)	67.6	106.6	100.2	(190.0)	84.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(17.0)	—	(17.0)
Net income (loss) attributable to AECOM	$67.6	$106.6	$83.2	$(190.0)	$67.4

	For the three months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,083.6	$2,547.6	$(81.7)	$4,549.5
Cost of revenue	—	2,065.1	2,439.5	(81.7)	4,422.9
Gross profit	—	18.5	108.1	—	126.6

Equity in earnings (loss) from subsidiaries	83.4	(21.0)	0.7	(63.1)	—
Equity in earnings of joint ventures	—	6.3	21.4	—	27.7
General and administrative expenses	(25.6)	1.2	—	—	(24.4)
Acquisition and integration expenses	(83.8)	(4.7)	—	—	(88.5)
(Loss) income from operations	(26.0)	0.3	130.2	(63.1)	41.4

Other income	2.7	8.4	8.3	(9.3)	10.1
Interest expense	(55.2)	(6.4)	(7.9)	9.3	(60.2)
(Loss) income before income tax (benefit) expense	(78.5)	2.3	130.6	(63.1)	(8.7)

Income tax (benefit) expense	(61.4)	12.7	16.6	23.6	(8.5)
Net (loss) income	(17.1)	(10.4)	114.0	(86.7)	(0.2)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(17.0)	—	(17.0)
Net (loss) income attributable to AECOM	$(17.1)	$(10.4)	$97.0	$(86.7)	$(17.2)

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the nine months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$6,915.6	$6,221.8	$(49.7)	$13,087.7
Cost of revenue	—	6,652.1	5,989.7	(49.7)	12,592.1
Gross profit	—	263.5	232.1	—	495.6

Equity in earnings from subsidiaries	330.7	(1.3)	2.4	(331.8)	—
Equity in earnings of joint ventures	—	21.9	60.9	—	82.8
General and administrative expenses	(85.7)	(1.2)	—	—	(86.9)
Acquisition and integration expenses	(142.4)	—	—	—	(142.4)
Loss on disposal activities	—	—	(42.6)	—	(42.6)
Income (loss) from operations	102.6	282.9	252.8	(331.8)	306.5

Other income	4.4	27.2	3.8	(30.1)	5.3
Interest expense	(164.8)	(17.3)	(32.8)	30.1	(184.8)
(Loss) income before income tax (benefit) expense	(57.8)	292.8	223.8	(331.8)	127.0

Income tax (benefit) expense	(146.9)	116.0	13.9	(6.6)	(23.6)
Net income (loss)	89.1	176.8	209.9	(325.2)	150.6
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(61.7)	—	(61.7)
Net income (loss) attributable to AECOM	$89.1	$176.8	$148.2	$(325.2)	$88.9

	For the nine months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$6,494.0	$7,121.2	$(349.0)	$13,266.2
Cost of revenue	—	6,352.0	6,898.6	(349.0)	12,901.6
Gross profit	—	142.0	222.6	—	364.6

Equity in earnings (loss) from subsidiaries	203.4	(34.5)	2.9	(171.8)	—
Equity in earnings of joint ventures	—	14.6	61.7	—	76.3
General and administrative expenses	(86.7)	(1.8)	—	—	(88.5)
Acquisition and integration expenses	(269.1)	(49.5)	—	—	(318.6)
(Loss) income from operations	(152.4)	70.8	287.2	(171.8)	33.8

Other income	3.6	26.0	8.3	(26.2)	11.7
Interest expense	(220.9)	(15.9)	(29.0)	26.2	(239.6)
(Loss) income before income tax (benefit) expense	(369.7)	80.9	266.5	(171.8)	(194.1)

Income tax (benefit) expense	(213.8)	42.7	49.7	25.0	(96.4)
Net (loss) income	(155.9)	38.2	216.8	(196.8)	(97.7)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(58.2)	—	(58.2)
Net income (loss) attributable to AECOM	$(155.9)	$38.2	$158.6	$(196.8)	$(155.9)

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$67.6	$106.6	$100.2	$(190.0)	$84.4
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(0.7)	—	(0.7)	—	(1.4)
Foreign currency translation adjustments	—	—	(3.7)	—	(3.7)
Pension adjustments, net of tax	0.6	—	9.6	—	10.2
Other comprehensive (loss) income, net of tax	(0.1)	—	5.2	—	5.1
Comprehensive income (loss) net of tax	67.5	106.6	105.4	(190.0)	89.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(16.6)	—	(16.6)
Comprehensive income (loss) attributable to AECOM, net of tax	$67.5	$106.6	$88.8	$(190.0)	$72.9

	For the three months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(17.1)	$(10.4)	$114.0	$(86.7)	$(0.2)
Other comprehensive income, net of tax:
Net unrealized gain on derivatives, net of tax	1.6	—	—	—	1.6
Foreign currency translation adjustments	—	—	46.6	—	46.6
Pension adjustments, net of tax	0.7	—	(4.5)	—	(3.8)
Other comprehensive income, net of tax	2.3	—	42.1	—	44.4
Comprehensive (loss) income, net of tax	(14.8)	(10.4)	156.1	(86.7)	44.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(17.1)	—	(17.1)
Comprehensive (loss) income attributable to AECOM, net of tax	$(14.8)	$(10.4)	$139.0	$(86.7)	$27.1

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the nine months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$89.1	$176.8	$209.9	$(325.2)	$150.6
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	0.6	—	2.8	—	3.4
Foreign currency translation adjustments	—	—	(33.6)	—	(33.6)
Pension adjustments, net of tax	1.8	(4.7)	20.3	—	17.4
Other comprehensive income (loss), net of tax	2.4	(4.7)	(10.5)	—	(12.8)
Comprehensive income (loss) net of tax	91.5	172.1	199.4	(325.2)	137.8
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(59.7)	—	(59.7)
Comprehensive income (loss) attributable to AECOM, net of tax	$91.5	$172.1	$139.7	$(325.2)	$78.1

	For the nine months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(155.9)	$38.2	$216.8	$(196.8)	$(97.7)
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives, net of tax	(3.6)	—	—	—	(3.6)
Foreign currency translation adjustments	—	—	(191.0)	—	(191.0)
Pension adjustments, net of tax	2.4	—	7.6	—	10.0
Other comprehensive loss, net of tax	(1.2)	—	(183.4)	—	(184.6)
Comprehensive (loss) income, net of tax	(157.1)	38.2	33.4	(196.8)	(282.3)
Noncontrolling interests in comprehensive loss of consolidated subsidiaries, net of tax	—	—	(55.6)	—	(55.6)
Comprehensive (loss) income attributable to AECOM, net of tax	$(157.1)	$38.2	$(22.2)	$(196.8)	$(337.9)

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(288.0)	$507.2	$232.1	$—	$451.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(1.0)	—	—	(1.0)
Proceeds from disposal of businesses and property	—	—	39.7	—	39.7
Net investment in unconsolidated joint ventures	—	(3.7)	(58.5)	—	(62.2)
Net sales of investments	—	—	11.4	—	11.4
Payments for capital expenditures, net of disposals	(68.6)	(35.3)	4.1	—	(99.8)
Net (investment in) receipts from intercompany notes	2.5	142.4	(11.7)	(133.2)	—
Other intercompany investing activities	645.9	112.2	—	(758.1)	—
Net cash provided by (used in) investing activities	579.8	214.6	(15.0)	(891.3)	(111.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,421.5	8.3	16.4	—	3,446.2
Repayments of borrowings under credit agreements	(3,714.6)	(16.8)	(30.0)	—	(3,761.4)
Cash paid for debt and equity issuance costs	(2.0)	—	—	—	(2.0)
Proceeds from issuance of common stock	23.0	—	—	—	23.0
Proceeds from exercise of stock options	8.7	—	—	—	8.7
Payments to repurchase common stock	(25.6)	—	—	—	(25.6)
Excess tax benefit from share-based payment	3.8	—	—	—	3.8
Net distributions to noncontrolling interests	—	—	(75.4)	—	(75.4)
Other financing activities	(7.2)	(20.7)	19.8	—	(8.1)
Net borrowings (repayments) on intercompany notes	1.0	10.7	(144.9)	133.2	—
Other intercompany financing activities	—	(687.5)	(70.6)	758.1	—
Net cash used in financing activities	(291.4)	(706.0)	(284.7)	891.3	(390.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4.5)	—	(4.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.4	15.8	(72.1)	—	(55.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	162.5	520.1	—	683.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.7	$178.3	$448.0	$—	$628.0

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(294.4)	$480.8	$300.0	$—	$486.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,564.2)	113.9	161.2	—	(3,289.1)
Net investment in unconsolidated joint ventures	—	(0.1)	(13.8)	—	(13.9)
Net sales of investments	—	—	(12.8)	—	(12.8)
Payments for capital expenditures, net of disposals	(38.9)	(18.5)	(1.8)	—	(59.2)
Net receipts from (investment in) intercompany notes	72.1	—	—	(72.1)	—
Other intercompany investing activities	735.6	199.9	—	(935.5)	—
Net cash (used in) provided by investing activities	(2,795.4)	295.2	132.8	(1,007.6)	(3,375.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,543.1	4.4	87.0	—	5,634.5
Repayments of borrowings under credit agreements	(3,941.7)	(20.9)	(77.8)	—	(4,040.4)
Issuance of unsecured senior notes	1,600.0	—	—	—	1,600.0
Prepayment penalty on Unsecured Senior Notes	(55.6)	—	—	—	(55.6)
Cash paid for debt and equity issuance costs	(87.9)	—	—	—	(87.9)
Proceeds from issuance of common stock	13.5	—	—	—	13.5
Proceeds from exercise of stock options	8.0	—	—	—	8.0
Payments to repurchase common stock	(22.8)	—	—	—	(22.8)
Excess tax benefit from share-based payment	3.6	—	—	—	3.6
Net distributions to noncontrolling interests	—	—	(101.0)	—	(101.0)
Other financing activities	(1.8)	(4.3)	(5.3)	—	(11.4)
Net repayments on intercompany notes	—	—	(72.1)	72.1	—
Other intercompany financing activities	—	(710.0)	(225.5)	935.5	—
Net cash provided by (used in) financing activities	3,058.4	(730.8)	(394.7)	1,007.6	2,940.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(20.2)	—	(20.2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31.4)	45.2	17.9	—	31.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33.4	85.8	455.0	—	574.2
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.0	$131.0	$472.9	$—	$605.9

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that demand for our services is cyclical and vulnerable to economic downturns and reduction in government and private industry spending; our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process; the possibility that our government contracts may be terminated by the government; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; maintaining adequate surety and financial capacity; competition in our industry; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; covenant restrictions in our indebtedness; the ability to retain key personnel; changes in financial markets, interest rates and foreign currency exchange rates; global tax compliance, and those additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors, other project-related expenses and sales, general and administrative costs.

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

In December 2015, the federal legislation referred to as the Fixing America’s Surface Transportation Act (the FAST Act) was authorized. The FAST Act is a five-year federal program expected to provide infrastructure spending on roads, bridges, and public transit and rail systems. We expect that the passage of the FAST Act will positively impact our transportation services business in the next five years.

We expect to benefit from the return on a portion of our AECOM Capital investments in the next twelve months.

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

Results of Operations

Three and nine months ended June 30, 2016 compared to the three and nine months ended June 30, 2015

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$4,408.8	$4,549.5	$(140.7)	(3.1)%	$13,087.7	$13,266.2	$(178.5)	(1.3)%
Cost of revenue	4,237.5	4,422.9	(185.4)	(4.2)	12,592.1	12,901.6	(309.5)	(2.4)
Gross profit	171.3	126.6	44.7	35.3	495.6	364.6	131.0	35.9
Equity in earnings of joint ventures	18.5	27.7	(9.2)	(33.2)	82.8	76.3	6.5	8.5
General and administrative expenses	(28.7)	(24.4)	(4.3)	17.6	(86.9)	(88.5)	1.6	(1.8)
Acquisition and integration expenses	(50.7)	(88.5)	37.8	(42.7)	(142.4)	(318.6)	176.2	(55.3)
Loss on disposal activities	—	—	—	—	(42.6)	—	(42.6)	100.0
Income from operations	110.4	41.4	69.0	166.7	306.5	33.8	272.7	806.8
Other income	1.5	10.1	(8.6)	(85.1)	5.3	11.7	(6.4)	(54.7)
Interest expense	(62.6)	(60.2)	(2.4)	4.0	(184.8)	(239.6)	54.8	(22.9)
Income (loss) before income tax benefit	49.3	(8.7)	58.0	(666.7)	127.0	(194.1)	321.1	(165.4)
Income tax benefit	(35.1)	(8.5)	(26.6)	312.9	(23.6)	(96.4)	72.8	(75.5)
Net income (loss)	84.4	(0.2)	84.6	*	150.6	(97.7)	248.3	(254.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(17.0)	(17.0)	—	—	(61.7)	(58.2)	(3.5)	6.0
Net income (loss) attributable to AECOM	$67.4	$(17.2)	$84.6	(491.9)%	$88.9	$(155.9)	$244.8	(157.0)%

* = Not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	96.1	97.2	96.2	97.3
Gross margin	3.9	2.8	3.8	2.7
Equity in earnings of joint ventures	0.4	0.6	0.6	0.6
General and administrative expense	(0.7)	(0.6)	(0.7)	(0.6)
Acquisition and integration expenses	(1.1)	(1.9)	(1.1)	(2.4)
Loss on disposal activities	—	—	(0.3)	—
Income from operations	2.5	0.9	2.3	0.3
Other income	—	0.2	—	0.1
Interest expense	(1.4)	(1.3)	(1.3)	(1.9)
Income (loss) before income tax benefit	1.1	(0.2)	1.0	(1.5)
Income tax benefit	(0.8)	(0.2)	(0.2)	(0.8)
Net income (loss)	1.9	—	1.2	(0.7)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.4)	(0.5)	(0.5)
Net income (loss) attributable to AECOM	1.5%	(0.4)%	0.7%	(1.2)%

Revenue

Our revenue for the three months ended June 30, 2016 decreased $140.7 million, or 3.1%, to $4,408.8 million as compared to $4,549.5 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2016 decreased $178.5 million, or 1.3%, to $13,087.7 million as compared to $13,266.2 million for the corresponding period last year. Revenue provided by acquired companies was $302.0 million for the nine months ended June 30, 2016. Excluding the revenue provided by acquired companies, revenue decreased $480.5 million, or 3.6%, from the nine months ended June 30, 2015.

The decrease in revenue for the three months ended June 30, 2016 was primarily attributable to the decrease in our DCS segment of $72.9 million, the decrease in our CS segment of $20.6 million, and the decrease in our MS segment of $47.2 million, as discussed further below.

The decrease in revenue for the nine months ended June 30, 2016 was primarily attributable to a decrease in our DCS segment of $172.3 million and the decrease in our MS segment of $68.4 million, partially offset by the increase in our CS segment of $62.2 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs were $2.2 billion and $2.2 billion, for the three months ended June 30, 2016 and 2015, respectively, and $6.3 billion and $5.9 billion for the nine months ended June 30, 2016 and 2015, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 49% during the three months ended June 30, 2016 from 48% during the three months ended June 30, 2015 due to increased construction of high-rise buildings and sports arenas in our CS segment, as discussed below. Subcontractor costs and other direct costs as a percentage of revenue, increased to 48% during the nine months ended June 30, 2016 from 45% during the nine months ended June 30, 2015 due to increased construction of high-rise buildings and sports arenas in our CS segment, as discussed below.

Gross Profit

Our gross profit for the three months ended June 30, 2016 increased $44.7 million, or 35.3%, to $171.3 million as compared to $126.6 million for the corresponding period last year. For the three months ended June 30, 2016, gross profit, as a percentage of revenue, increased to 3.9% from 2.8% in the three months ended June 30, 2015.

Our gross profit for the nine months ended June 30, 2016 increased $131.0 million, or 35.9%, to $495.6 million as compared to $364.6 million for the corresponding period last year. For the nine months ended June 30, 2016, gross profit, as a percentage of revenue, increased to 3.8% from 2.7% in the nine months ended June 30, 2015.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended June 30, 2016 was $5.9 million, compared with $6.1 million during the three months ended June 30, 2015. This amount was offset by amortization of intangible assets of $35.9 million during the three months ended June 30, 2016, compared with $76.7 million during the three months ended June 30, 2015. Revenue and the related income from operations related to the margin fair value liability recognized during the nine months ended June 30, 2016 was $34.3 million, compared with $60.3 million during the nine months ended June 30, 2015. This amount was offset by amortization of intangible assets of $154.0 million during the nine months ended June 30, 2016, compared with $269.0 million during the nine months ended June 30, 2015.

Gross profit changes were also due to the reasons noted in DCS, CS and MS Reportable Segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2016 decreased $9.2 million, or 33.2%, to $18.5 million as compared to $27.7 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2016 increased $6.5 million, or 8.5%, to $82.8 million as compared to $76.3 million in the corresponding period last year.

The decrease for the three months ended June 30, 2016 was primarily due to decreased earnings from a United Kingdom nuclear cleanup project.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2016 increased $4.3 million, or 17.6%, to $28.7 million as compared to $24.4 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses increased to 0.7% of revenue for the three months ended June 30, 2016 from 0.6% in the corresponding period last year.

Our general and administrative expenses for the nine months ended June 30, 2016 decreased $1.6 million, or 1.8%, to $86.9 million as compared to $88.5 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses increased to 0.7% of revenue for the nine months ended June 30, 2016 from 0.6% in the corresponding period last year.

Acquisition and Integration Expenses

Acquisition and integration expenses, resulting from the acquisition of URS, were comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Severance and personnel costs	$7.2	$35.1	$19.2	$186.6
Professional service, real estate-related, and other expenses	43.5	53.4	123.2	132.0
Total	$50.7	$88.5	$142.4	$318.6

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

As of June 30, 2016, our annual run-rate was approximately $265 million in cost savings. Incremental cost savings to achieve our $325 million cost savings target are expected to come primarily from real estate-related and other non-labor cost savings. As of June 30, 2016, we had realized approximately $165 million in cumulative labor-related cost savings and approximately $125 million in cumulative real estate-related and all other non-labor cost savings. These cost savings are materially consistent with our prior expectations with respect to amounts and timing.

Loss on Disposal Activities

There was no loss on disposal activities for the three months ended June 30, 2016.

Loss on disposal activities of $42.6 million in the accompanying statements of operations for the nine months ended June 30, 2016 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS within the CS segment, which were substantially completed in the quarter ended December 31, 2015.

Other Income

Other income for the three months ended June 30, 2016 was $1.5 million compared to $10.1 million for the three months ended June 30, 2015.

Other income for the nine months ended June 30, 2016 was $5.3 million compared to $11.7 million for the nine months ended June 30, 2015.

The decreases were primarily due to the sale of an infrastructure fund in the prior period.

Interest Expense

Our interest expense for the three months ended June 30, 2016 increased to $62.6 million as compared to $60.2 million for the three months ended June 30, 2015.

Our interest expense for the nine months ended June 30, 2016 decreased to $184.8 million as compared to $239.6 million for the nine months ended June 30, 2015.

The decrease in interest expense for the nine months ended June 30, 2016 was primarily due to the prior period $55.6 million penalty upon prepayment of our unsecured senior notes.

Income Tax Benefit

Our income tax benefit for the three months ended June 30, 2016 was $35.1 million compared to $8.5 million for the three months ended June 30, 2015.

Our income tax benefit for the nine months ended June 30, 2016 was $23.6 million compared to $96.4 million for the nine months ended June 30, 2015.

The increase in tax benefit for the three months ended June 30, 2016 compared to the corresponding period last year was primarily due to the release of a valuation allowance for the United Kingdom and Australia totaling $38.4 million.

On December 18, 2015, President Obama signed The Protecting Americans from Tax Hikes Act into law. This legislation extended various temporary tax provisions expiring on December 31, 2015, including the permanent extension of the United States federal research credit. We recognized a discrete net benefit in the first quarter of 2016 for $10.3 million attributable to the retroactive impact of the extended provisions.

Based on a review of positive and negative evidence available to us, we have previously recorded valuation allowances against our deferred tax assets in the United Kingdom, Canada and Australia to reduce them to the amount that in our judgment is more likely than not realizable.

Certain valuation allowances in the amount of $26.5 million in the United Kingdom have been released due to sufficient positive evidence obtained during the third quarter of 2016. Our United Kingdom affiliate evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence includes reaching a position of cumulative income over a three year period and the use of net operating losses on a taxable basis. In addition, our United Kingdom affiliate has strong projected earnings in the United Kingdom.

During the third quarter of 2016, our Australian affiliate made an election in Australia to combine the tax results of the URS Australia business with the AECOM Australia business. This election resulted in the ability to utilize the URS Australia businesses’ deferred tax assets and accordingly, the valuation allowance of $11.9 million was released.

Given the current and forecasted earnings trend, and coming out of cumulative losses in recent years for the remainder of our legal entities in the United Kingdom, sufficient positive evidence in the form of sustained earnings may become available in 2016 or early 2017 to release all (approximately $55 million) or a portion of the related valuation allowance in the United Kingdom for those remaining legal entities. A reversal could result in a significant benefit to tax expense in the quarter released.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when the Company’s current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance. In addition, the Company is continually investigating tax planning strategies that, if prudent and feasible, may be implemented to reduce the related valuation allowances in the future.

The Company regularly integrates and consolidates its business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets. It is possible that the completion of one or more of these internal initiatives in the next twelve months could impact the Company’s tax positions or financial results.

Net Income / Loss Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $67.4 million and $88.9 million for the three and nine months ended June 30, 2016, respectively, as compared to net loss attributable to AECOM of $17.2 million and $155.9 million for the three and nine months ended June 30, 2015, respectively. The net income for the three months June 30, 2016 included $38.4 million release of a valuation allowance against our deferred tax assets.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$1,920.6	$1,993.5	$(72.9)	(3.7)%	$5,748.8	$5,921.1	$(172.3)	(2.9)%
Cost of revenue	1,797.7	1,892.4	(94.7)	(5.0)	5,449.4	5,720.7	(271.3)	(4.7)
Gross profit	$122.9	$101.1	$21.8	21.6%	$299.4	$200.4	$99.0	49.4%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.6	94.9	94.8	96.6
Gross profit	6.4%	5.1%	5.2%	3.4%

Revenue

Revenue for our DCS segment for the three months ended June 30, 2016 decreased $72.9 million, or 3.7%, to $1,920.6 million as compared to $1,993.5 million for the corresponding period last year.

Revenue for our DCS segment for the nine months ended June 30, 2016 decreased $172.3 million, or 2.9%, to $5,748.8 million as compared to $5,921.1 million for the corresponding period last year. Revenue provided by acquired companies was $119.2 million for the nine months ended June 30, 2016. Excluding revenue provided by acquired companies, revenue decreased $291.5 million, or 4.9%, from the nine months ended June 30, 2015.

The decrease in revenue for the three months ended June 30, 2016 was primarily attributable to a decrease in the EMIA region of approximately $120 million and a negative foreign currency impact of $30 million mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound. These decreases were partially offset by an increase in the Americas region of approximately $50 million and an increase in the Asia Pacific region of approximately $30 million.

The decrease in revenue, excluding revenue provided by acquired companies, for the nine months ended June 30, 2016 was primarily attributable to a negative foreign currency impact of $170 million, mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound, and a decrease in the EMIA region of approximately $120 million.

Gross Profit

Gross profit for our DCS segment for the three months ended June 30, 2016 increased $21.8 million, or 21.6%, to $122.9 million as compared to $101.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.4% of revenue for the three months ended June 30, 2016 from 5.1% in the corresponding period last year.

Gross profit for our DCS segment for the nine months ended June 30, 2016 increased $99.0 million, or 49.4%, to $299.4 million as compared to $200.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.2% of revenue for the nine months ended June 30, 2016 from 3.4% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended June 30, 2016 was primarily attributable to intangible amortization expense, net of the margin fair value adjustment, primarily from URS, which decreased by $32.0 million for the three months ended June 30, 2016, compared to the corresponding period in the prior year.

The increase in gross profit and gross profit as a percentage of revenue for the nine months ended June 30, 2016 was primarily attributable to increased cost efficiencies and synergies realized as a result of the acquisition of URS, including decreased office lease expense due to real estate consolidations, and other overhead cost savings. Additionally, intangible amortization expense, net of the margin fair value adjustment, primarily from URS, decreased by $45.9 million for the nine months ended June 30, 2016, compared to the corresponding period in the prior year.

Construction Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$1,683.8	$1,704.4	$(20.6)	(1.2)%	$4,941.8	$4,879.6	$62.2	1.3%
Cost of revenue	1,674.7	1,714.8	(40.1)	(2.3)	4,914.0	4,852.1	61.9	1.3
Gross profit (loss)	$9.1	$(10.4)	$19.5	187.5%	$27.8	$27.5	$0.3	1.1%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	99.5	100.6	99.4	99.4
Gross profit	0.5%	(0.6)%	0.6%	0.6%

Revenue

Revenue for our CS segment for the three months ended June 30, 2016 decreased $20.6 million, or 1.2%, to $1,683.8 million as compared to $1,704.4 million for the corresponding period last year.

Revenue for our CS segment for the nine months ended June 30, 2016 increased $62.2 million, or 1.3%, to $4,941.8 million as compared to $4,879.6 million for the corresponding period last year. Revenue provided by acquired companies was $90.8 million for the nine months ended June 30, 2016. Excluding revenue provided by acquired companies, revenue decreased $28.6 million, or 0.6%, from the nine months ended June 30, 2015.

The decrease in revenue for the three months ended June 30, 2016 was primarily attributable to decreased revenue of approximately $220 million primarily driven by weak oil and gas markets in the Americas as well as fires in Fort McMurray, Canada. These decreases were partially offset by increases in the construction of residential high-rise buildings in the city of New York and the construction of sports arenas in the Americas of approximately $200 million.

The decrease in revenue, excluding the impact of revenue provided by acquired companies, for the nine months ended June 30, 2016 was primarily attributable to decreased revenue of approximately $520 million primarily driven by weak oil and gas markets in the Americas, $150 million from disposed businesses, and a negative foreign currency impact of $30 million, mostly due to the strengthening of the U.S. dollar against the Canadian dollar. These decreases were partially offset by approximately $670 million increased revenue due to the construction of residential high-rise buildings in the city of New York and the construction of sports arenas in the Americas.

Gross Profit / Loss

Gross profit for our CS segment for the three months ended June 30, 2016 increased $19.5 million, or 187.5%, to $9.1 million as compared to gross loss of $10.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 0.5% of revenue for the three months ended June 30, 2016 from (0.6)% in the corresponding period last year.

Gross profit for our CS segment for the nine months ended June 30, 2016 increased $0.3 million, or 1.1%, to $27.8 million as compared to $27.5 million for the corresponding period last year. As a percentage of revenue, gross profit was 0.6% of revenue for the nine months ended June 30, 2016 and 2015.

The increase in gross profit for the three months ended June 30, 2016 was primarily due to increased revenue from the construction of residential high-rise buildings in New York City and sports arenas in the Americas, and the favorable resolution of an acquisition related project matter for $7.7 million.

The increase in gross profit for the nine months ended June 30, 2016 was primarily due to decreased intangible amortization expense, net of the margin fair value adjustment, primarily from URS, of $25.8 million for the nine months ended June 30, 2016 compared to the corresponding period in the prior year. This was offset by weak oil and gas markets in the Americas and a decline in award fees on power projects in the Americas.

Management Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenue	$804.4	$851.6	$(47.2)	(5.5)%	$2,397.1	$2,465,5	$(68.4)	(2.8)%
Cost of revenue	765.1	815.7	(50.6)	(6.2)	2,228.7	2,328.8	(100.1)	(4.3)
Gross profit	$39.3	$35.9	$3.4	9.5%	$168.4	$136.7	$31.7	23.2%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.1	95.8	93.0	94.5
Gross profit	4.9%	4.2%	7.0%	5.5%

Revenue

Revenue for our MS segment for the three months ended June 30, 2016 decreased $47.2 million, or 5.5%, to $804.4 million as compared to $851.6 million for the corresponding period last year.

Revenue for our MS segment for the nine months ended June 30, 2016 decreased $68.4 million, or 2.8%, to $2,397.1 million as compared to $2,465.5 million for the corresponding period last year. Revenue provided by acquired companies was $92.0 million for the nine months ended June 30, 2016. Excluding the revenue provided by acquired companies, revenue decreased $160.4 million, or 6.5%, from the nine months ended June 30, 2015.

The decrease in revenue for the three months ended June 30, 2016 was primarily due to decreased services provided to the U.S. government in the Middle East.

The decrease in revenue for the nine months ended June 30, 2016 was primarily due to decreased services provided to the U.S. government in the Middle East and reduced revenue from chemical demilitarization projects for the Department of Defense, partially offset by the expected recovery of a pension related entitlement as discussed below.

Gross Profit

Gross profit for our MS segment for the three months ended June 30, 2016 increased $3.4 million, or 9.5%, to $39.3 million as compared to $35.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.9% of revenue for the three months ended June 30, 2016 from 4.2% in the corresponding period last year.

Gross profit for our MS segment for the nine months ended June 30, 2016 increased $31.7 million, or 23.2%, to $168.4 million as compared to $136.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.0% of revenue for the nine months ended June 30, 2016 from 5.5% in the corresponding period last year.

The increase in gross profit for the nine months ended June 30, 2016 was primarily due to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $47 million, and a decrease in intangible amortization expense, net of the margin fair value adjustment, primarily from URS, of $17.3 million for the nine months ended June 30, 2016, respectively, compared to the corresponding period in the prior year. The increase for the nine months ended June 30, 2016 was also partially due to favorable adjustments from acquisition related project and legal matters of approximately $25 million, and was partially offset by approximately $43 million in reduced award fees from chemical demilitarization projects for the Department of Defense.

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

At June 30, 2016, cash and cash equivalents were $628.0 million, a decrease of $55.9 million, or 8.2%, from $683.9 million at September 30, 2015. The decrease in cash and cash equivalents was primarily attributable to net repayments of borrowings under credit agreements, net distributions to noncontrolling interest, and investment in unconsolidated joint ventures, partially offset by cash provided by operating activities and proceeds from the disposal of businesses.

Net cash provided by operating activities was $451.3 million for the nine months ended June 30, 2016, a decrease of $35.1 million, or 7.2%, from $486.4 million for the nine months ended June 30, 2015. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the nine months ended June 30, 2016 provided a net benefit of $65.3 million as compared to $99.3 million during the nine months ended June 30, 2015. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

Net cash used in investing activities was $111.9 million for the nine months ended June 30, 2016, as compared to net cash used in investing activities of $3,375.0 million for the nine months ended June 30, 2015. This change was primarily attributable to the payments for business acquisitions, net of cash acquired during the three months ended December 31, 2014 related to the acquisition of URS as more fully described in Note 3 to the accompanying financial statements. Payments for this acquisition included cash paid to stockholders and the payment of URS debt.

Net cash used in financing activities was $390.8 million for the nine months ended June 30, 2016, as compared to net cash provided by financing activities of $2,940.5 million for the nine months ended June 30, 2015. This change was primarily attributable to debt issued to finance the acquisition of URS during the three months ended December 31, 2014, as more fully described in Note 7 to the accompanying financial statements.

We expect to incur approximately $210 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests), and approximately $200 million of acquisition and integration expenses in fiscal 2016.

Working Capital

Working capital, or current assets less current liabilities, decreased $524.3 million, or 37.2%, to $885.7 million at June 30, 2016 from $1,410.0 million at September 30, 2015. The decrease was primarily due to the adoption of accounting guidance resulting in a reclassification of net current deferred tax assets and net current deferred tax liabilities to net non-current deferred tax assets and net non-current deferred tax liabilities. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $208.5 million, or 5.0%, to $3,979.1 million at June 30, 2016 from $4,187.6 million at September 30, 2015.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 83 days at June 30, 2016 compared to 82 days at September 30, 2015.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of June 30, 2016 and September 30, 2015. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

Because our revenue depends to a great extent on billable labor hours, most of our charges are invoiced following the end of the month in which the hours were worked, the majority usually within 15 days. Other direct costs are normally billed along with labor hours. However, as opposed to salary costs, which are generally paid on either a bi-weekly or monthly basis, other direct costs are generally not paid until payment is received (in some cases, in the form of advances) from the customers.

Debt

Debt consisted of the following:

	June 30, 2016	September 30, 2015
	(in millions)
2014 Credit Agreement	$2,110.7	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	428.1	429.4
Other debt	156.4	163.2
Total debt	4,295.2	4,606.9
Less: Current portion of debt and short-term borrowings	(354.1)	(160.4)
Long-term debt, less current portion	$3,941.1	$4,446.5

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2016:

Fiscal Year
2016 (three months remaining)	$59.5
2017	351.9
2018	128.7
2019	89.9
2020	1,508.3
Thereafter	2,156.9
Total	$4,295.2

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

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum interest coverage ratio at the end of each fiscal quarter beginning with the quarter ended on March 31, 2015. Our Consolidated Leverage Ratio was 4.3 at June 30, 2016. As of June 30, 2016, we were in compliance with the covenants of the Credit Agreement.

At June 30, 2016 and September 30, 2015, outstanding standby letters of credit totaled $109.5 million and $92.5 million, respectively, under our revolving credit facilities. As of June 30, 2016 and September 30, 2015, we had $940.5 million and $947.6 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of our 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of our 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of June 30, 2016, the estimated fair market value of our 2014 Senior Notes was approximately $812.0 million for the 2022 Notes and $814.0 million for the 2024 Notes. The fair value of the Notes as of June 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

We were in compliance with the covenants relating to the Notes as of June 30, 2016.

URS Senior Notes

In connection with the URS acquisition, we assumed URS’s 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of June 30, 2016, the estimated fair market value of the URS Senior Notes was approximately $179.9 million for the 2017 URS Senior Notes and $233.6 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of June 30, 2016 was $180.6 million for the 2017 URS Senior Notes and $247.5 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of June 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of June 30, 2016, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At June 30, 2016 and September 30, 2015, these outstanding standby letters of credit totaled $378.0 million and $344.0 million, respectively. As of June 30, 2016, we had $523.1 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2016 and 2015 was 4.3% and 4.2%, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2016, there was approximately $487.5 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the nine months ended June 30, 2016 were $11.4 million for U.S. plans and $15.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2016, we had $2,110.7 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.00%. For the nine months ended June 30, 2016, our weighted average floating rate borrowings were $2,739.2 million, or $2,139.2 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2016 would have increased by $16.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Our CEO and CFO have concluded that the material weakness in internal control over financial reporting described below does not impact the effectiveness of our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

In our third quarter of fiscal year 2016, management discovered deficiencies associated with the acquisition of URS Corporation related to the (a) alignment of accounting policies specific to forward loss reserves and (b) income tax accounts.  These deficiencies did not have a material impact on the Company’s financial results reported herein, and the Company recorded in the third quarter of fiscal year 2016 an immaterial cumulative adjustment.  Management has concluded that the presence of the deficiencies within the accounting process related to the business combination rose to a level of material weakness in our internal control over financial reporting as of September 30, 2015, as discussed in the amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which we filed with the SEC on August 10, 2016.

The Company has implemented changes to design controls to enhance the evaluation of the forward loss reserve methodology for acquired contracts and tax accounts in future acquisitions.  In addition, the Company has also implemented changes to ensure that controls function at an appropriate level.  The changes to the income tax process include, but are not limited to, supplementing the internal tax team with additional subject matter resources, additional training for the internal resources on the tax system utilized by the Company for financial reporting, and hiring an additional independent third party to review significant tax items related to business combinations.  The Company has made significant progress towards remediation of our material weakness as of the date of this filing and we will continue the remediation steps outlined above and continue to test their effectiveness over the next quarter.

Subject to the foregoing, there were no changes in our internal control over financial reporting during our quarter ended June 30, 2016 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price volatility has negatively impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients’ investment decisions. In addition, the announcement of Brexit resulted in significant financial and currency market volatility including the strengthening of the U.S. dollar against the pound sterling and other foreign currencies. Economic conditions in a number of countries and regions, including Canada, the United Kingdom, China and the Middle East, remain weak and may remain difficult for the foreseeable future. If global economic and financial market conditions continue to remain weak and/or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

The United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as Brexit. It is expected that the United Kingdom government will initiate a process to withdraw from the EU and begin negotiating the terms of its separation. Our United Kingdom business is a significant part of our Europeans operations with over 8,000 employees and revenues representing approximately 5% of our total revenue for the three months ended June 30, 2016. In addition, our United Kingdom affiliates have liabilities denominated in pounds sterling such as defined benefit pension plan assets and liabilities that could be impacted by Brexit and any long term decline in the price of the pound.

Brexit may cause our customers to closely monitor their costs and reduce demand for our services which could adversely affect our United Kingdom and overall business and financial results.

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

Most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

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

We have approximately $4.3 billion of indebtedness (excluding intercompany indebtedness) outstanding as of June 30, 2016, of which $2.1 billion was secured obligations (exclusive of $109.5 million of outstanding undrawn letters of credit) and we have an additional $940.5 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

We may not be able to maintain adequate surety and financial capacity necessary for us to successfully bid on and win contracts.

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety provide the contracted services under the performance or payment bond. In addition, we would typically have obligations to indemnfy the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At June 30, 2016, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $499.5 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the nine months ended June 30, 2016 by $16.0 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

At June 30, 2016, our contracted backlog was approximately $23.8 billion and our awarded backlog was approximately $14.6 billion for a total backlog of $38.4 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014. No stock purchases were made for the nine months ended June 30, 2016.

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

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on January 9, 2015)

3.5	Amended and Restated Bylaws of the Company(incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the SEC on January 9, 2015)

10.1#	Amended and Restated AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016)

10.2#	Amendment No. 3 to AECOM 401(k) Retirement Plan

10.3#	Amendment No. 1 to Hunt Corporation Retirement Savings Plan

#	Management contract or compensatory plan or arrangement.

Exhibit
Numbers	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 10, 2016	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)