Form 10-K
period 2016-09-30
AECOM
filed 2016-11-16
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of registrant's common stock held by non-affiliates on April 1, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $3.8 billion.

         Number of shares of the registrant's common stock outstanding as of November 2, 2016: 153,947,620

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2016 year end.

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "the Company," "we," "us" and "our" to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2015 as "fiscal 2015" and the fiscal year ended September 30, 2016 as "fiscal 2016."

Overview

        We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations in more than 150 countries. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. According to Engineering News-Record's (ENR's) 2016 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2015 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly-owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 87,000 employees at September 30, 2016 and $17.4 billion in revenue for fiscal 2016. We completed the initial public offering of our common stock in May 2007 and these shares are traded on the New York Stock Exchange.

        As mentioned above, we have grown in part by strategic mergers and acquisitions. These acquisitions have included URS Corporation, a leading provider of engineering, construction, and technical services for public agencies and private sector companies around the world, in October 2014. URS provides services for federal, oil and gas, infrastructure, power, and industrial projects and programs. Other acquisitions included Hunt Construction Group, a leading commercial construction firm, in July 2014.

        We also have formed AECOM Capital, an investment fund to invest in public-private partnership (P3) and private-sector real estate projects for which we can provide a fully integrated solution that includes equity capital, design, engineering, construction services and operations and maintenance. In addition, we leverage our practical knowledge of P3s and other forms of alternative delivery to enable clients to fund their projects without direct investment by AECOM.

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

Our Business Segments

        In fiscal 2014, we operated our business under two primary business segments: Professional Technical Services and Management Support Services which included the following services:

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

        After the acquisition of URS Corporation in our first quarter of fiscal 2015, we realigned our business into three primary business segments to reflect the operations of the combined company, which included expanded ability to deliver fully integrated project execution. The realigned business segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how we manage our business. We have aggregated various operating segments into reportable business segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers. The three realigned business segments are: Design and Consulting Services (DCS), Construction Services (CS), and Management Services (MS), which include the following services:

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
  Sports arenas;

  •
  Modern office towers;

  •
  Hotel and gaming facilities;

  •
  Meeting and exhibition spaces;

  •
  Performance venues;

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

  •
  Nuclear power generating facilities and decommissioning;

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

  •
  Automotive and other manufacturing facilities; and

  •
  Mines and mining facilities.

  Our Management Services Segment

        Through our MS segment, we are a major contractor to the U.S. federal government and we serve a wide variety of government departments and agencies, including the Department of Defense (DOD), the Department of Energy (DOE) and other U.S. federal agencies. We also serve departments and agencies of other national governments, such as the U.K. Nuclear Decommissioning Authority (NDA) and the U.K. Ministry of Defense. Our services range from program and facilities management, training, logistics, consulting, systems engineering and technical assistance, and systems integration and information technology.

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

  Financial Information by Segment

        The following table sets forth the revenue attributable to our business segments for the periods indicated:

	Year-Ended September 30, (in millions)
	2016	2015	2014
Design and Consulting Services (DCS)	$7,655.8	$7,962.9	$5,443.1
Construction Services (CS)	6,501.3	6,676.7	2,004.3
Management Services (MS)	3,253.7	3,350.3	909.4

Total	$17,410.8	$17,989.9	$8,356.8

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2016		2015		2014
U.S. Federal Government
DCS	$704.4	4%	$764.5	4%	$358.0	4%
CS	239.1	1	291.1	2	—	—
MS	3,032.8	18	3,172.5	18	891.3	11

Subtotal U.S. Federal Government	3,976.3	23	4,228.1	24	1,249.3	15
U.S. State and Local Governments	2,598.0	15	2,592.4	14	1,390.2	17
Non-U.S. Governments	1,641.5	9	2,198.4	12	2,030.2	24

Subtotal Governments	8,215.8	47	9,018.9	50	4,669.7	56
Private Entities (worldwide)	9,195.0	53	8,971.0	50	3,687.1	44

Total	$17,410.8	100%	$17,989.9	100%	$8,356.8	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 23%, 24% and 15% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2016, 2015 and 2014, respectively. One of these contracts accounted for approximately 3%, 2% and 3% of our revenue in the years ended September 30, 2016, 2015 and 2014, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

Contracts

        The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts.

  Cost-Reimbursable Contracts

        Cost-reimbursable contracts consist of two similar contract types: (1) cost-plus contracts and (2) time and material price contracts.

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

  Guaranteed Maximum Price Contracts

        Guaranteed maximum price contracts (GMP) are common for design-build and commercial and residential projects. GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. A contractor performing work pursuant to a cost-plus, GMP or fixed-price contract will all enter into trade contracts directly. Both cost-plus and GMP contracts generally include an agreed lump sum or percentage fee which is called out and separately identified and the contracts are considered 'open' book providing the owner with full disclosure of the project costs. A fixed-price contract provides the owner with a single lump sum amount without specifically identifying the breakdown of fee or costs and is typically 'closed' book thereby providing the owner with little detail as to the project costs. In a GMP contract, unlike the cost-plus contract, we provide the owner with a guaranteed price for the overall construction (adjusted for change orders issued by the owner) and with a schedule which includes a completion date for the project. In addition, cost overruns in a GMP contract would generally be our responsibility and in the event our actions or inactions result in delays to the project, we may be responsible to the owner for costs associated with such delay. For many of our commercial and residential GMP contracts, the final price is generally not established until we have awarded a substantial percentage of the trade contracts and we have negotiated additional contractual limitations, such as mutual waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages.

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

        Our fixed-price contracts are typically negotiated and arise in the design or construction of a project with a specified scope rather than hard bid where the client primarily selects the lowest qualified bidder. Fixed-price contracts often arise in the areas of construction management and design-build services. Construction management services are typically in the form of general administrative oversight (in which we do not assume responsibility for construction means and methods). Under our design-build projects, we are typically responsible for the design or construction of a project with the fixed contract price negotiated after we have had the opportunity to secure specific bids from various subcontractors including a contingency fee.

        We may attempt to mitigate the risks of fixed-price design-build contracts by contracting to complete the projects based on our design as opposed to a third party's design, by not guaranteeing new or untested processes or technologies and by working only with experienced subcontractors with sufficient bonding capacity.

        Some of our fixed-price contracts require us to provide surety bonds or parent company guarantees to assure our clients that their project will be completed in accordance with the terms of the contracts as further disclosed in Note 18—Commitments and Contingencies. In such cases, we may require our primary subcontractors to provide similar performance bonds and guarantees and to be adequately insured, and we may flow down the terms and conditions set forth in our agreement on to our subcontractors. There may be risks associated with completing these projects profitably if we are not able to perform our services within the fixed-price contract terms.

        At September 30, 2016, our contracted backlog was comprised of 44%, 33%, and 23% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. Backlog for our consolidated subsidiaries is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. The net results of our unconsolidated joint ventures are recognized as equity earnings, and awarded and contracted backlog representing our proportionate share of work to be performed by unconsolidated joint ventures is not presented as revenue in our Consolidated Statements of Operations. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2016 decreased $0.3 billion, or 0.7%, to $42.8 billion as compared to $43.1 billion for the corresponding period last year, primarily due to the decrease in our MS segment.

        The following summarizes contracted and awarded backlog (in billions):

	September 30,
	2016	2015
Contracted backlog:
DCS segment	$8.0	$8.6
CS segment	12.0	11.2
MS segment	3.7	4.7

Total contracted backlog	$23.7	$24.5

Awarded backlog:
DCS segment	$6.4	$5.7
CS segment	5.1	5.6
MS segment	3.9	4.4

Total awarded backlog	$15.4	$15.7

Unconsolidated joint venture backlog:
CS segment	2.6	0.9
MS segment	1.1	2.0

Total unconsolidated joint venture backlog	$3.7	$2.9

Total backlog:
DCS segment	$14.4	$14.3
CS segment	19.7	17.7
MS segment	8.7	11.1

Total backlog	$42.8	$43.1

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

        We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, our long-term client relationships, our extensive network of offices, our employee expertise, and our broad range of services. In addition, as a result of our extensive national and international network, we are able to offer our clients localized knowledge and expertise, as well as the support of our worldwide professional staff.

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

        Some of our business operations are covered by Public Law 85-804, which provides for indemnification by the U.S federal government against claims and damages arising out of unusually hazardous or nuclear activities performed at the request of the U.S. federal government. Should public policies and laws change, however, U.S. federal government indemnification may not be available in the case of any future claims or liabilities relating to hazardous activities that we undertake to perform.

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

Personnel

        Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2016, we employed approximately 87,000 persons, of whom approximately 46,000 were employed in the United States. Over 10,000 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

Geographic Information

        For financial geographic information, please refer to Note 19 to the notes to our consolidated financial statements found elsewhere in this Form 10-K.

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

Trade Secrets and Other Intellectual Property

        We rely principally on trade secrets, confidentiality policies and other contractual arrangements to protect much of our intellectual property.

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

        Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price volatility has negatively impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients' investment decisions. Economic conditions in a number of countries and regions, including Canada, the United Kingdom, China and the Middle East, remain weak and may remain difficult for the foreseeable future. If global economic and financial market conditions continue to remain weak or decline further, some of our clients may face considerable budget shortfalls that may limit their overall demand for our services. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2016 and 2015, approximately 47% and 50% , respectively, of our revenue was derived from contracts with government entities.

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

        Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provides some sequester relief until the end of 2017, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from 2017 through 2025. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

If we are unable to win or renew government contracts during regulated procurement processes, our operations and financial results would be harmed.

        Government contracts are awarded through a regulated procurement process. The federal government has awarded multi-year contracts with pre-established terms and conditions, such as indefinite delivery contracts, that generally require those contractors that have previously been awarded the indefinite delivery contract to engage in an additional competitive bidding process before a task order is issued. In addition, the federal government has also awarded federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance. As a result of these competitive pricing pressures, our profit margins on future federal contracts may be reduced and may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. In addition, we may not be awarded government contracts because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

The United Kingdom's proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

        In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as Brexit. It is expected that the United Kingdom government will initiate a process to withdraw from the EU and begin negotiating the terms of its separation. Our United Kingdom business is a significant part of our European operations with over 8,000 employees and revenues representing approximately 5% of our total revenue for the fiscal year ended September 30, 2016. In addition, our United Kingdom affiliates have liabilities denominated in pounds sterling such as defined benefit pension plan assets and liabilities that could be impacted by Brexit. Brexit may cause our customers to closely monitor their costs and reduce demand for our services which could adversely affect our United Kingdom and overall business and financial results.

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

        We had approximately $4.1 billion of indebtedness (excluding intercompany indebtedness) outstanding as of September 30, 2016, of which $2.1 billion was secured obligations (exclusive of $92.3 million of outstanding undrawn letters of credit) and we have an additional $888.4 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

        During fiscal 2016, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 28% of our total revenue. There are risks inherent in doing business internationally, including:

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

        Some of our services are performed in high-risk locations, such as the Middle East, Iraq, North Africa, and Southwest Asia, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

        We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-

accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety provide the contracted services under the performance or payment bond. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We participate in certain joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

        We have investments in and commitments to certain joint ventures with unrelated parties, including in connection with construction services, government services, and the investment activities of AECOM Capital. These joint ventures from time to time borrow money to help finance their activities and in certain circumstances, we are required to provide guarantees of certain obligations of our affiliated entities, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and acts of willful misconduct. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 14% of our fiscal 2016 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners; and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 3% of our fiscal 2016 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

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

        As a government contractor, misconduct, fraud or other improper activities caused by our employees', partners' or consultants' failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with procurement regulations, environmental regulations, regulations regarding the protection of sensitive government information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, anti-competition, export control and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of government granted eligibility, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with pension benefit plans we manage or multiemployer pension plans in which we participate.

        We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2016, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $696.1 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

        A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2016, we contributed $49.5 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan's unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan's unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

New legal requirements could adversely affect our operating results.

        Our business and results of operations could be adversely affected by the passage of new climate change, defense, environmental, infrastructure and other laws, policies and regulations. Growing concerns about climate change and greenhouse gases, such as those adopted under the United Nations COP-21 Paris Agreement or the EPA Clean Power Plan, may result in the imposition of additional environmental regulations for our clients' fossil fuel projects. For example, legislation, international protocols, regulation or other restrictions on emissions regulations could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. In addition, relaxation or repeal of laws and regulations, or changes in governmental policies regarding environmental, defense, infrastructure or other industries we serve could result in a decline in demand for our services, which could in turn negatively impact our revenues. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

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

        Demand for our oil and natural gas services fluctuates, and we depend on our customers' willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada. For example, the past volatility in the price of oil and natural gas has significantly decreased existing and future projects. Our customers' willingness to undertake future projects depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as the anticipated future prices for natural gas and crude oil. The multi-year decline in oil and natural gas prices has decreased spending and drilling activity, which has caused declines in demand for our services and in the prices we are able to charge for our services.

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

  •
  effect mergers or consolidations.

        In addition, our Credit Agreement also requires us to comply with a consolidated interest coverage ratio and consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

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

        Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2016 by $20.9 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

        Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government, no one client accounted for over 10% of our revenue for fiscal 2016, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

        At September 30, 2016, our contracted backlog was approximately $23.7 billion, our awarded backlog was approximately $15.4 billion and our unconsolidated joint venture backlog was approximately $3.7 billion for a total backlog of $42.8 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        The reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations. For example, in August 2016, AECOM Australia and other parties entered into a settlement related to, among other things, alleged deficiencies in AECOM Australia's traffic forecast. If we were found to be liable for any claims related to our client work product, our business could be adversely affected.

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

Changes in tax laws could increase our worldwide tax rate and materially affect our results of operations

        Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of certain EU member states. One of these efforts has been led by the OECD, an international association of 34 countries including the United States, which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. In late 2015 and 2016, the EC declared that tax rulings by tax authorities in Luxembourg, the Netherlands, Belgium and Ireland did not comply with the EU state aid restrictions. Due to the large scale of our U.S. and international business activities, many of these proposed changes to the taxation of our activities, if enacted, could increase our worldwide effective tax rate and harm results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 31,500 square feet of space at 1999 Avenue of the Stars, Los Angeles, California. Our other offices consist of an aggregate of approximately 13.5 million square feet worldwide. We also maintain smaller administrative or project offices. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware if we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted in Note 18, Commitments and Contingencies, to the financial statements contained in this report to the extent stated therein, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 18, "Commitments and Contingencies," to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 3. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 2,555 stockholders of record as of November 2, 2016. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2016:
First quarter	28.08	33.12
Second quarter	22.80	31.90
Third quarter	29.06	34.05
Fourth quarter	27.56	36.20

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2015:
First quarter	27.23	34.24
Second quarter	24.82	31.45
Third quarter	30.30	35.40
Fourth quarter	24.04	32.91

        We have not paid a cash dividend since our inception and our Credit Agreement restricts the Company's ability to pay cash dividends.

  Equity Compensation Plans

        The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2016:

	Column A		Column B		Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	6,664,899	(2)	$30.36	(3)	10,881,790
AECOM Employee Stock Purchase Plan(4)	N/A		N/A		3,891,374

Total	6,664,899		$30.36		14,773,164

(1)
The table does not include information for the 462,964 shares issued under the URS Corporation 2008 Equity Incentive Plan (URS Incentive Plan) assumed by AECOM in connection with its acquisition of URS Corporation. No additional equity awards may be granted under the URS Incentive Plan.

(2)
Includes 876,795 shares issuable upon the exercise of stock options, 3,569,321 shares issuable upon the vesting of Restricted Stock Units and 2,218,783 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(3)
Weighted-average exercise price of outstanding options only.

(4)
Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

  Performance Measurement Comparison(1)

        The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400 and the S&P Composite 1500 Construction & Engineering(2) indices from October 1, 2011 to September 30, 2016. We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P Composite 1500 Construction & Engineering Index is an appropriate published industry index since it measures the performance of engineering and construction companies.

Comparison of Cumulative Total Return
October 1, 2011—September 30, 2016

  Stock Repurchase Program

        The Company's Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014. No stock repurchases were made under the stock repurchase program for the years ended September 30, 2016 and 2015.

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
The S&P Composite 1500 Construction & Engineering Index contains the following public companies:

AECOM Aegion Corporation Comfort Systems USA, Inc. Dycom Industries, Inc.	EMCOR Group, Inc. Fluor Corporation Granite Construction Incorporated Jacobs Engineering Group Inc.	KBR, Inc. MYR Group, Inc. Orion Marine Group, Inc. Quanta Services, Inc. Valmont Industries, Inc.

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

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenue	$17,411	$17,990	$8,357	$8,153	$8,218
Cost of revenue	16,768	17,455	7,954	7,703	7,796

Gross profit	643	535	403	450	422
Equity in earnings of joint ventures	104	106	58	24	49
General and administrative expenses	(115)	(114)	(81)	(97)	(81)
Acquisition and integration expenses	(214)	(398)	(27)	—	—
Loss on disposal activities	(43)	—	—	—	—
Goodwill impairment	—	—	—	—	(336)

Income from operations	375	129	353	377	54
Other income	8	19	3	4	11
Interest expense	(258)	(299)	(41)	(45)	(47)

Income (loss) before income tax expense	125	(151)	315	336	18
Income tax (benefit) expense	(38)	(80)	82	93	75

Net income (loss)	163	(71)	233	243	(57)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(67)	(84)	(3)	(4)	(2)

Net income (loss) attributable to AECOM	$96	$(155)	$230	$239	$(59)

Net income (loss) attributable to AECOM per share:
Basic	$0.62	$(1.04)	$2.36	$2.38	$(0.52)
Diluted	$0.62	$(1.04)	$2.33	$2.35	$(0.52)

Weighted average shares outstanding: (in millions)
Basic	155	150	97	101	112
Diluted	156	150	99	102	112

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$399	$599	$95	$94	$103
Amortization expense of acquired intangible assets(2)	202	391	24	21	24
Capital expenditures, net of disposals	137	69	63	52	63
Contracted backlog	$23,710	$24,468	$11,349	$8,753	$8,499
Number of full-time and part-time employees	87,000	92,000	43,300	45,500	46,800

(1)
Includes amortization of deferred debt issuance costs.

(2)
Included in depreciation and amortization above.

	As of September 30,
	2016	2015	2014	2013	2012
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$692	$684	$574	$601	$594
Working capital	696	1,410	978	1,078	1,069
Total assets	13,727	14,014	6,123	5,666	5,665
Long-term debt excluding current portion	3,759	4,447	940	1,089	907
AECOM Stockholders' equity	3,367	3,408	2,187	2,021	2,169

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company's current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company's business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as "anticipates," "believes," "expects," "intends," "plans," "projects," and "will" and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that demand for our services is cyclical and vulnerable to economic downturns and reduction in government and private industry spending; our dependence on long-term government contracts, which are subject to uncertainties concerning the government's budgetary approval process; the possibility that our government contracts may be terminated by the government; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; competition in our industry; maintaining adequate surety and financial capacity; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; the ability to retain key personnel; global tax compliance; changes in financial markets, interest rates and foreign currency exchange rates; and those additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

        Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2015 as "fiscal 2015" and the fiscal year ended September 30, 2016 as "fiscal 2016."

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

        Commodity price volatility has negatively impacted our oil and gas business especially in North American and other petro-dollar funded markets and we expect that existing and future projects will be deferred, suspended or terminated.

        In December 2015, the federal legislation referred to as the Fixing America's Surface Transportation Act (the FAST Act) was authorized. The FAST Act is a five-year federal program expected to provide infrastructure spending on roads, bridges, and public transit and rail systems. While client spending patterns are likely to remain uneven, we expect that the passage of the FAST Act will positively impact our transportation services business in the next several years.

        Our MS segment fiscal 2016 results benefited from favorable project, pension and legal resolutions, which we do not expect to repeat in fiscal 2017. Also, the MS segment wound down several government projects in fiscal 2016, such as our contract to manage the Sellafield nuclear site in the United Kingdom, which could impact near-term performance.

        We expect to benefit from the return on a portion of our AECOM Capital investments in the next twelve months.

        We cannot determine if future climate change and greenhouse gas laws and policies, such as the United Nation's COP-21 Paris Agreement, will have a material impact on our business or our clients' business; however, we expect future environmental laws and policies could negatively impact demand for our services related to fossil fuel projects and positively impact demand for our services related to environmental, infrastructure, nuclear and alternative energy projects.

  Acquisitions

        The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2016, 2015 and 2014 was $5.5 million, $5,147.9 million, and $88.5 million, respectively.

        All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(in millions)
Other Financial Data:
Revenue	$17,411	$17,990	$8,357	$8,153	$8,218
Cost of revenue	16,768	17,455	7,954	7,703	7,796

Gross profit	643	535	403	450	422
Equity in earnings of joint ventures	104	106	58	24	49
General and administrative expenses	(115)	(114)	(81)	(97)	(81)
Acquisition and integration expenses	(214)	(398)	(27)	—	—
Loss on disposal activities	(43)	—	—	—	—
Goodwill impairment	—	—	—	—	(336)

Income from operations	$375	$129	$353	$377	$54

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

  Goodwill Impairment

        See Critical Accounting Policies and Consolidated Results below.

  Income Tax (Benefit) Expense

        As a global enterprise, income tax (benefit)/expense and our effective tax rates can be affected by many factors, including changes in our worldwide mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, the extent to which the earnings are indefinitely reinvested outside of the United States, our acquisition strategy, tax incentives and credits available to us, changes in judgment regarding the realizability of our deferred tax assets, changes in existing tax laws and our assessment of uncertain tax positions. Our tax returns are routinely audited by the taxing authorities and settlements of issues raised in these audits can also sometimes affect our effective tax rate.

Critical Accounting Policies

        Our financial statements are presented in accordance with accounting principles generally accepted in the United States (GAAP). Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

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

  Allowance for Doubtful Accounts

        We record accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management's evaluation of the contracts involved and the financial condition of our clients. The factors we consider in our contract evaluations include, but are not limited to:

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

        Valuation Allowance.    Deferred income taxes are provided on the liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as for tax attributes such as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of enactment of such changes to laws and tax rates.

        Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. The evaluation of the recoverability of the deferred tax asset requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider a number of factors including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

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

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations of approximately $1.6 billion because we have the ability to and intend to permanently reinvest these basis differences overseas. If we were to repatriate these basis differences, additional taxes could be due at that time.

        We continually explore initiatives to better align our tax and legal entity structure with the footprint of our non-U.S. operations and we recognize the tax impact of these initiatives, including changes in assessment of its uncertain tax positions, indefinite reinvestment exception assertions and realizability of deferred tax assets earliest in the period when management believes all necessary internal and external approvals associated with such initiatives have been obtained, or when the initiatives are materially complete.

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

        Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, as of September 30, 2016, a 1% increase in the WACC rate represents a $800 million decrease to the fair value of our reporting units. As of September 30, 2016, a 1% decrease in the terminal growth rate represents a $400 million decrease to the fair value of our reporting units.

  Pension Benefit Obligations

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $24 million to our international plans in fiscal 2017. We have a required minimum contribution of $0.4 million for one of our U.S. qualified plans. In addition, we may make additional discretionary contributions. We currently expect to contribute $9.8 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2017. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $93.3 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.1 million and increase by approximately $3.2 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $45.8 million and plan expense would increase by approximately $2.7 million.

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

        Between September 30, 2015 and September 30, 2016, the aggregate worldwide pension deficit increased from $572.6 million to $696.1 million. Although funding rules are subject to local laws and regulations and vary by location, we expect to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2016	September 30, 2015
			$	%
	($ in millions)
Revenue	$17,410.8	$17,989.9	$(579.1)	(3.2)%
Cost of revenue	16,768.0	17,454.7	(686.7)	(3.9)

Gross profit	642.8	535.2	107.6	20.1
Equity in earnings of joint ventures	104.0	106.2	(2.2)	(2.1)
General and administrative expenses	(115.1)	(114.0)	(1.1)	1.0
Acquisition and integration expenses	(213.6)	(398.4)	184.8	(46.4)
Loss on disposal activities	(42.6)	—	(42.6)	NM *

Income from operations	375.5	129.0	246.5	191.1
Other income	8.2	19.1	(10.9)	(57.1)
Interest expense	(258.1)	(299.6)	41.5	(13.9)

Income (loss) before income tax expense	125.6	(151.5)	277.1	(182.9)
Income tax (benefit) expense	(37.9)	(80.3)	42.4	(52.8)

Net income (loss)	163.5	(71.2)	234.7	(329.6)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(67.4)	(83.6)	16.2	(19.4)

Net income (loss) attributable to AECOM	$96.1	$(154.8)	$250.9	(162.1)%

*
NM—Not meaningful

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
Revenue	100.0%	100.0%
Cost of revenue	96.3	97.0

Gross profit	3.7	3.0
Equity in earnings of joint ventures	0.6	0.6
General and administrative expenses	(0.7)	(0.7)
Acquisition and integration expenses	(1.2)	(2.2)
Loss on disposal activities	(0.2)	—

Income from operations	2.2	0.7
Other income	—	0.1
Interest expense	(1.5)	(1.6)

Income (loss) before income tax expense	0.7	(0.8)
Income tax (benefit) expense	(0.2)	(0.4)

Net income (loss)	0.9	(0.4)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.5)

Net income (loss) attributable to AECOM	0.6%	(0.9)%

  Revenue

        Our revenue for the year ended September 30, 2016 decreased $579.1 million, or 3.2%, to $17,410.8 million as compared to $17,989.9 million for the corresponding period last year. Revenue provided by acquired companies was $302.0 million. Excluding the revenue provided by acquired companies, revenue decreased $881.1 million, or 4.9%, from the year ended September 30, 2015.

        The decrease in revenue for the year ended September 30, 2016 was primarily attributable to a decrease in our DCS segment of $307.1 million, a decrease in our MS segment of $96.6 million, and a decrease in our CS segment of $175.4 million, as discussed further below.

        In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the years ended September 30, 2016 and 2015 were $8.4 billion and $8.3 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 48% during the year ended September 30, 2016 from 46% during the year ended September 30, 2015 due to increased construction of high-rise buildings and sports arenas in our CS segment, as discussed below.

  Gross Profit

        Our gross profit for the year ended September 30, 2016 increased $107.6 million, or 20.1%, to $642.8 million as compared to $535.2 million for the corresponding period last year. For the year ended September 30, 2016, gross profit, as a percentage of revenue, increased to 3.7% from 3.0% in the year ended September 30, 2015.

        Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the year ended September 30, 2016 was $37.2 million, compared with $96.9 million during the year ended September 30, 2015. This amount was offset by a decrease in amortization of intangible assets of $183.3 million during the year ended September 30, 2016, compared with $361.6 million during the year ended September 30, 2015.

        Gross profit changes were also due to the reasons noted in DCS, CS and MS Reportable Segments below.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2016 was $104.0 million as compared to $106.2 million in the corresponding period last year.

        The decrease in earnings of joint ventures for the year ended September 30, 2016 was primarily due to decreased earnings from a United Kingdom nuclear cleanup project.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2016 increased $1.1 million, or 1.0%, to $115.1 million as compared to $114.0 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.7% for each of the years ended September 30, 2016 and 2015.

  Acquisition and Integration Expenses

        Acquisition and integration expenses, resulting from the acquisition of URS, were comprised of the following (in millions):

	Year Ended September 30,
	2016	2015
Severance and personnel costs	$23.4	$223.8
Professional services, real estate-related, and other expenses	190.2	174.6

Total	$213.6	$398.4

        Severance and personnel costs above include employee termination costs related to reduction-in-force initiatives as a result of the integration of URS. Real estate expenses relate to costs incurred to exit redundant facilities as a result of the URS integration. Professional services and other expenses relate to integration activities such as consolidating and implementing our IT platforms. The severance, real estate, and other disposal activities commenced upon the acquisition of URS and are expected to result in estimated annual costs savings of approximately $325 million by the end of fiscal 2017.

        As of September 30, 2016, our annual run-rate was approximately $290 million in cost savings. Incremental cost savings to achieve our $325 million cost savings target are expected to come primarily from non-labor cost savings. As of September 30, 2016, we had realized approximately $200 million in cumulative labor-related cost savings and approximately $160 million in cumulative real estate-related and all other non-labor cost savings. These cost savings are materially consistent with our prior expectations with respect to amounts and timing.

  Loss on Disposal Activities

        Loss on disposal activities of $42.6 million in the accompanying statements of operations for the year ended September 30, 2016 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS within the CS segment, which were substantially completed in the quarter ended December 31, 2015.

  Other Income

        Our other income for the year ended September 30, 2016 decreased $10.9 million to $8.2 million as compared to $19.1 million for the year ended September 30, 2015.

        The decrease in other income for the year ended September 30, 2016 was primarily due to the sale of an infrastructure fund in the prior period.

  Interest Expense

        Our interest expense for the year ended September 30, 2016 was $258.1 million as compared to $299.6 million for the year ended September 30, 2015.

        The decrease in interest expense for the year ended September 30, 2016 was primarily due to the absence of a $55.6 million penalty upon prepayment of unsecured senior notes paid in the prior fiscal year.

  Income Tax Benefit

        Our income tax benefit for the year ended September 30, 2016 was $37.9 million compared to $80.3 million for the year ended September 30, 2015. The effective tax rate was (30.2)% and (53.0)% for the years ended September 30, 2016 and 2015, respectively.

        A comparison of the income tax benefit for the year ended September 30, 2016 to the prior year is not meaningful due to the presence of a pretax loss in the prior year compared to the year ended September 30, 2016, a change in mix of pretax (loss)/income, and due to the change in judgment regarding realizability of certain deferred tax assets in the United Kingdom and Australia during the current year.

        On December 18, 2015, President Obama signed The Protecting Americans from Tax Hikes Act into law. This legislation extended various temporary tax provisions expiring on December 31, 2015, including the permanent extension of the United States federal research credit. We recognized a discrete net benefit in the first quarter of 2016 and 2015 for $10.1 million and $19.4 million, respectively, attributable to the retroactive impact of the extended provisions.

        Based on a review of positive and negative evidence available to us, we have previously recorded valuation allowances against our deferred tax assets in the United Kingdom, Canada and Australia to reduce them to the amount that in our judgment is more likely than not realizable.

        Certain valuation allowances in the amount of $23.3 million in the United Kingdom have been released due to sufficient positive evidence obtained during the third quarter of 2016. We evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence includes reaching a position of cumulative income over a three year period and the use of net operating losses on a taxable basis. In addition, our United Kingdom affiliate has strong projected earnings in the United Kingdom.

        During the third quarter of 2016, our Australian affiliate made an election in Australia to combine the tax results of the URS Australia business with the AECOM Australia business. This election resulted in the ability to utilize the URS Australia businesses' deferred tax assets against the combined future earnings of the Australian group and accordingly, the valuation allowance of $12.9 million was released.

        Given the current and forecasted earnings trend, and anticipated coming out of cumulative losses in recent years for the remainder of our legal entities in the United Kingdom, sufficient positive evidence in the form of sustained earnings may become available in 2017 to release all (approximately $38 million) or a portion of the related valuation allowance in the United Kingdom for those remaining legal entities. A reversal could result in a significant benefit to tax expense in the quarter released.

        Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $12 million).

        We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

  Net Income (Loss) Attributable to AECOM

        The factors described above resulted in the net income attributable to AECOM of $96.1 million for the year ended September 30, 2016, as compared to the net loss attributable to AECOM of $154.8 million for the year ended September 30, 2015.

Results of Operations by Reportable Segment

Design and Consulting Services

	Fiscal Year Ended
			Change
	September 30, 2016	September 30, 2015
			$	%
	($ in millions)
Revenue	$7,655.8	$7,962.9	$(307.1)	(3.9)%
Cost of revenue	7,273.3	7,663.6	(390.3)	(5.1)

Gross profit	$382.5	$299.3	$83.2	27.8%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
Revenue	100.0%	100.0%
Cost of revenue	95.0	96.2

Gross profit	5.0%	3.8%

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2016 decreased $307.1 million, or 3.9%, to $7,655.8 million as compared to $7,962.9 million for the corresponding period last year. Revenue provided by acquired companies was $119.2 million. Excluding revenue provided by acquired companies, revenue decreased $426.3 million, or 5.4%, from the year ended September 30, 2015.

        The decrease in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2016 was primarily attributable to a negative foreign currency impact of $200 million, mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound. Additionally, we experienced a decrease in the Europe, Middle East, and Africa region of approximately $120 million and in the Americas region of approximately $90 million across its end markets, including the transportation, water, and environment segments due to a decrease in public spending on capital projects.

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2016 increased $83.2 million, or 27.8%, to $382.5 million as compared to $299.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.0% of revenue for the year ended September 30, 2016 from 3.8% in the corresponding period last year.

        The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2016 was primarily attributable to decreased intangible amortization expense, net of the margin fair value adjustment of $71.7 million, primarily from URS.

Construction Services

	Fiscal Year Ended
			Change
	September 30, 2016	September 30, 2015
			$	%
	($ in millions)
Revenue	$6,501.3	$6,676.7	$(175.4)	(2.6)%
Cost of revenue	6,470.2	6,633.9	(163.7)	(2.5)

Gross profit	$31.1	$42.8	$(11.7)	(27.3)%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
Revenue	100.0%	100.0%
Cost of revenue	99.5	99.4

Gross profit	0.5%	0.6%

  Revenue

        Revenue for our CS segment for the year ended September 30, 2016 decreased $175.4 million, or 2.6%, to $6,501.3 million as compared to $6,676.7 million for the corresponding period last year. Revenue provided by acquired companies was $90.8 million. Excluding revenue provided by acquired companies, revenue decreased $266.2 million, or 4.0%, from the year ended September 30, 2015.

        The decrease in revenue, excluding the impact of revenue provided by acquired companies, for the year ended September 30, 2016 was primarily attributable to decreased revenue of approximately $600 million primarily driven by weak oil and gas markets in the Americas, $200 million from disposed businesses, and a negative foreign currency impact of $30 million, mostly due to the strengthening of the U.S. dollar against the Canadian dollar. These decreases were partially offset by approximately $570 million in increased revenue due to the construction of residential high-rise buildings in the city of New York and the construction of sports arenas in the Americas.

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2016 decreased $11.7 million, or 27.3%, to $31.1 million as compared to $42.8 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 0.5% of revenue for the year ended September 30, 2016 from 0.6% in the corresponding period last year.

        The decrease in gross profit for the year ended September 30, 2016 was primarily due to weak oil and gas markets in the Americas and a decline in award fees on power projects in the Americas, partially offset by decreased intangible amortization expense, net of the margin fair value adjustment of $24 million and favorable resolution of an acquisition related project matter of approximately $8 million for the year ended September 30, 2016.

Management Services

	Fiscal Year Ended
			Change
	September 30, 2016	September 30, 2015
			$	%
	($ in millions)
Revenue	$3,253.7	$3,350.3	$(96.6)	(2.9)%
Cost of revenue	3,024.5	3,157.2	(132.7)	(4.2)

Gross profit	$229.2	$193.1	$36.1	18.7%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
Revenue	100.0%	100.0%
Cost of revenue	93.0	94.2

Gross profit	7.0%	5.8%

  Revenue

        Revenue for our MS segment for the year ended September 30, 2016 decreased $96.6 million, or 2.9%, to $3,253.7 million as compared to $3,350.3 million for the corresponding period last year. Revenue provided by acquired companies was $92.0 million. Excluding revenue provided by acquired companies, revenue decreased $188.6 million, or 5.6%, from the year ended September 30, 2015.

        The decrease in revenue for the year ended September 30, 2016 was primarily due to decreased services provided to the U.S. government in the Middle East and reduced revenue from chemical demilitarization projects for the Department of Defense, partially offset by the expected recovery of a pension related entitlement as discussed below.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2016 increased $36.1 million, or 18.7%, to $229.2 million as compared to $193.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.0% of revenue for the year ended September 30, 2016 from 5.8% in the corresponding period last year.

        Gross profit and gross profit as a percentage of revenue for the year ended September 30, 2016 benefited by approximately $50 million from the expected accelerated recovery of a pension related entitlement from the federal government, approximately $30 million from the reduction of acquisition related liabilities pertaining to the reassessment of legal matters associated with Department of Energy (DOE) nuclear sites, and $16 million of other favorable adjustments from acquisition related project and legal matters. Additionally, the increase was due to a performance incentive of $27 million related to an ongoing DOE contract and a $23 million decrease in intangible amortization expense, net of the margin fair value adjustment. These increases were partially offset by approximately $40 million in reduced award fees from chemical demilitarization projects for the DOD, approximately $40 million of reduced gross profit from services for the U.S government related to the Affordable Care Act and activities in the Middle East, and approximately $10 million from the favorable resolution of a project related liability in Libya in the prior year.

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

  Revenue

        Our revenue for the year ended September 30, 2015 increased $9,633.1 million, or 115.3%, to $17,989.9 million as compared to $8,356.8 million for the year ended September 30, 2014. Revenue provided by acquired companies was $9,635.4 million for the year ended September 30, 2015. Excluding the revenue provided by acquired companies, revenue decreased $2.3 million, or 0.0%, from the year ended September 30, 2014.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2015 was primarily attributable to a negative foreign currency impact of $260 million due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound, coupled with a decrease in the DCS Americas region of $220 million across its end markets, a decrease in the MS segment of $148.8 million, excluding acquired companies, and a decrease in the DCS Asia Pacific region of approximately $110 million. These decreases were offset by an increase in the CS segment of $639.4 million primarily from construction management services provided on high-rise buildings in the city of New York, and an increase in the DCS Europe, Middle East, and Africa region of approximately $100 million.

        In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not always be indicative of business trends. Subcontractor and other direct costs for the years ended September 30, 2015 and 2014 were $8.3 billion and $3.5 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased from 42% during the year ended September 30, 2014 to 46% during the year ended September 30, 2015 because URS has proportionately more construction oriented projects, and these projects utilize more subcontractors.

  Gross Profit

        Our gross profit for the year ended September 30, 2015 increased $132.0 million, or 32.7%, to $535.2 million as compared to $403.2 million for the year ended September 30, 2014. Gross profit provided by acquired companies was $206.3 million. For the year ended September 30, 2015, gross profit, as a percentage of revenue, decreased to 3.0% from 4.8% in the year ended September 30, 2014. Excluding gross profit provided by acquired companies, gross profit decreased $74.3 million, or 18.4%, from the year ended September 30, 2014.

        The decreases in gross profit, excluding acquired companies, and gross profit, as a percentage of revenue, for the year ended September 30, 2015 were primarily due to factors impacting our segments as described below, including a decrease in revenue in the Americas region in our DCS segment.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2015 was $106.2 million as compared to $57.9 million for the year ended September 30, 2014. Equity in earnings of joint ventures provided by acquired companies was $80.1 million. Excluding earnings provided by acquired companies, earnings decreased $31.8 million, or 54.8%, from the year ended September 30, 2014.

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

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2015 increased $33.1 million, or 40.9%, to $114.0 million as compared to $80.9 million for the year ended September 30, 2014. As a percentage of revenue, general and administrative expenses decreased to 0.7% for the year ended September 30, 2015 from 1.0% for the year ended September 30, 2014.

        The increase in general and administrative expenses for the year ended September 30, 2015 was primarily due to increased personnel and related costs associated with the acquisition of URS.

  Acquisition and Integration Expenses

        Acquisition and integration expenses, resulting from the acquisition of URS, were comprised of the following (in millions):

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

  Income Tax (Benefit) Expense

        Our income tax benefit for the year ended September 30, 2015 was $80.3 million compared to income tax expense of $82.0 million for the year ended September 30, 2014. The effective tax rate was (53.0)% and 26.1% for the years ended September 30, 2015 and 2014, respectively.

        The decrease in income tax expense for the year ended September 30, 2015 was primarily due to $29.3 million of the effect of non-controlling interests in income of consolidated subsidiaries from the acquisition of URS, $160 million of a change in the geographical mix of earnings/losses primarily attributable to the acquisition and integration costs incurred in the United States which attracts a higher tax rate than our foreign jurisdictions, $5.7 million of energy-related and other tax incentives, and an incremental tax benefit of $8.3 million related to the reinstatement of expiring tax provisions such as the research and development tax credit during the period, partially offset by a $23.7 million increase in valuation allowances regarding realizability of certain current year foreign losses, and an $11.7 million decrease in the domestic production activities deduction.

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

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2015 increased $2,519.8 million, or 46.3%, to $7,962.9 million as compared to $5,443.1 million for the year ended September 30, 2014. Revenue provided by acquired companies was $3,012.7 million. Excluding revenue provided by acquired companies, revenue decreased $492.9 million, or 9.1%, from the year ended September 30, 2014.

        The decrease in revenue, excluding acquired companies, for the year ended September 30, 2015 was primarily attributable to a negative foreign currency impact of $260 million mostly due to the strengthening of the U.S. dollar against the Australian and Canadian dollars and the British pound. Additionally, we experienced a decrease in the Americas region of $220 million across its end markets, including the transportation, water, and environment segments due to a decrease in public spending on capital projects, and a decrease in the Asia Pacific region of approximately $110 million due to an economic slowdown in mainland China. These decreases were partially offset by an increase in the Europe, Middle East, and Africa region of approximately $100 million due to the recovery and strengthening of economic conditions in Europe and the Middle East.

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2015 decreased $31.0 million, or 9.4%, to $299.3 million as compared to $330.3 million for the year ended September 30, 2014. Gross profit provided by acquired companies was $48.0 million. Excluding gross profit provided by acquired companies, gross profit decreased $79.0 million, or 23.9%, from the year ended September 30, 2014. As a percentage of revenue, gross profit decreased to 3.8% of revenue for the year ended September 30, 2015 from 6.1% for the year ended September 30, 2014.

        The decrease in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2015 was primarily attributable to a decrease in revenue in the Americas region as discussed above. Specifically. as a result of the revenue decline, we experienced declines in profitability primarily within our transportation, water, and environmental-related projects in the Americas. Additionally, the decrease in gross profit as a percentage of revenue was due to fixed costs in the Americas, including indirect labor, office lease, and business development costs, that did not decrease proportionately with revenue. Also, the decreases in gross profit and gross profit as a percentage of revenue were partly attributable to an approximately $12 million benefit recognized in the prior year from the collection of a previously reserved Americas design services-related project receivable.

        Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the year ended September 30, 2015, since the acquisition date, was $45.0 million. This amount was offset by amortization of intangible assets relating to URS of $180.6 million during the year ended September 30, 2015 since the acquisition date.

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

  Revenue

        Revenue for our CS segment for the year ended September 30, 2015 increased $4,672.4 million, or 233.1%, to $6,676.7 million as compared to $2,004.3 million for the year ended September 30, 2014. Revenue provided by acquired companies was $4,033.0 million. Excluding revenue provided by acquired companies, revenue increased $639.4 million, or 31.9%, from the year ended September 30, 2014.

        The increase in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2015 was primarily attributable to construction management services provided on high-rise buildings in the city of New York. Revenues provided by acquired companies in the year ended September 30, 2015 were negatively impacted by weak oil, gas, and power trends.

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2015 increased $13.5 million, or 46.1%, to $42.8 million as compared to $29.3 million for the year ended September 30, 2014. Gross profit provided by acquired companies was $6.8 million. Excluding gross profit provided by acquired companies, gross profit increased $6.7 million, or 23.0%, from the year ended September 30, 2014. As a percentage of revenue, gross profit decreased to 0.6% of revenue for the year ended September 30, 2015 from 1.5% for the year ended September 30, 2014.

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

  Revenue

        Revenue for our MS segment for the year ended September 30, 2015 increased $2,440.9 million, or 268.4%, to $3,350.3 million as compared to $909.4 million for the year ended September 30, 2014. Revenue provided by acquired companies was $2,589.7 million. Excluding revenue provided by acquired companies, revenue decreased $148.8 million, or 16.4%, from the year ended September 30, 2014.

        The decrease in revenue, excluding revenue provided by acquired companies, for the year ended September 30, 2015 was primarily due to decreased services provided to the U.S. government in the Middle East and Africa.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2015 was $193.1 million as compared to $43.6 million for the year ended September 30, 2014. Gross profit provided by acquired companies was $151.5 million. Excluding gross profit provided by acquired companies, gross profit decreased $2.0 million, or 4.6%, from the year ended September 30, 2014. As a percentage of revenue, gross profit increased to 5.8% of revenue for the year ended September 30, 2015 from 4.8% for the year ended September 30, 2014.

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

        Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. We have a deferred tax liability in the amount of $113.2 million relating to certain foreign subsidiaries for which the basis difference is not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

        At September 30, 2016, cash and cash equivalents were $692.1 million, an increase of $8.2 million, or 1.2%, from $683.9 million at September 30, 2015. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and proceeds from the disposal of business and property and equipment, partially offset by net repayments of borrowings under credit agreements, payments for capital expenditures, net distributions to noncontrolling interest, and investment in unconsolidated joint ventures.

        Net cash provided by operating activities was $814.2 million for the year ended September 30, 2016, an increase of $49.8 million, or 6.5%, from $764.4 million for the year ended September 30, 2015. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the year ended September 30, 2016 provided a net benefit of $120.1 million as compared to $108.9 million during the year ended September 30, 2015. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

        Net cash used in investing activities was $162.6 million for the year ended September 30, 2016, as compared to net cash used in investing activities of $3,345.7 million for the year ended September 30, 2015. This change was primarily attributable to the payments for business acquisitions, net of cash acquired during the three months ended December 31, 2014 related to the acquisition of URS as more fully described in Note 3 to the accompanying financial statements. Payments for this acquisition included cash paid to stockholders and the payment of URS debt.

        Net cash used in financing activities was $638.0 million for the year ended September 30, 2016, as compared to net cash provided by financing activities of $2,719.8 million for the year ended September 30, 2015. This change was primarily attributable to debt issued to finance the acquisition of URS during the three months ended December 31, 2014, as more fully described in Note 8 to the accompanying financial statements. Approximately $180.1 million of our URS 3.85% Senior Notes are due in April 2017 and we

expect to pay off the notes from cash flow from operations, borrowings under our Credit Agreement or capital market financings.

  URS Financing and Acquisition and Integration Expenses

        During year ended September 30, 2016, we incurred approximately $183.3 million amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests), and approximately $213.6 million of acquisition and integration expenses. During the year ended September 30, 2015, acquisition related financing expenses were recognized in interest expense and primarily consisted of a pre-payment penalty of $55.6 million, from the repayment of our unsecured senior notes, and $9.0 million related to the write-off of capitalized debt issuance costs from our unsecured senior notes, and secured 2014 Credit Agreement. Acquisition and integration expenses comprised of the following (in millions):

	Twelve Months Ended
	Sept 30, 2016	Sept 30, 2015
Severance and personnel costs	$23.4	$223.8
Professional service, real estate-related, and other expenses	190.2	174.6

Total	$213.6	$398.4

        We expect to incur approximately $95 million of amortization of intangible assets expense (including the effects of amortization included in equity in earnings of joint ventures and noncontrolling interests), and approximately $30 million of acquisition and integration expenses in fiscal 2017.

  Working Capital

        Working capital, or current assets less current liabilities, decreased $714.0 million, or 50.6%, to $696.0 million at September 30, 2016 from $1,410.0 million at September 30, 2015. The decrease was primarily due to the adoption of accounting guidance resulting in a reclassification of net current deferred tax assets and net current deferred tax liabilities to net non-current deferred tax assets and net non-current deferred tax liabilities and an increase in current portion of long-term debt due to the maturity of the 2017 URS Senior Notes in April 2017. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $288.1 million, or 6.9%, to $3,899.5 million at September 30, 2016 from $4,187.6 million at September 30, 2015.

        Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 82 days at September 30, 2016 compared to 82 days at September 30, 2015.

        In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

        Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of September 30, 2016 and 2015. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

  Debt

        Debt consisted of the following:

	September 30, 2016	September 30, 2015
	(in millions)
2014 Credit Agreement	$1,954.9	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	427.7	429.4
Other debt	142.7	163.2

Total debt	4,125.3	4,606.9
Less: Current portion of debt and short-term borrowings	(366.3)	(160.4)

Long-term debt, less current portion	$3,759.0	$4,446.5

        The following table presents, in millions, our scheduled maturities as of September 30, 2016:

Fiscal Year
2017	$366.3
2018	126.6
2019	117.4
2020	111.8
2021	1,455.2
Thereafter	1,948.0

Total	$4,125.3

  2014 Credit Agreement

        We entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement's term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

        On December 22, 2015, the Credit Agreement was amended to further revise the definition of "Consolidated EBITDA" by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving our international subsidiaries.

        On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (1) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (2) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (3) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (4) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (5) revise certain covenants, including the Maximum Consolidated Leverage Ratio so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for our AECOM Capital business.

        Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.3 at September 30, 2016. As of September 30, 2016, we were in compliance with the covenants of the Credit Agreement.

        At September 30, 2016 and 2015, outstanding standby letters of credit totaled $92.3 million and $92.5 million, respectively, under our revolving credit facilities. As of September 30, 2016 and 2015, we had $888.4 million and $947.6 million, respectively, available under our revolving credit facility.

  2014 Senior Notes

        On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of our 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of our 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

        As of September 30, 2016, the estimated fair market value of our 2014 Senior Notes was approximately $838.0 million for the 2022 Notes and $850.0 million for the 2024 Notes. The fair value of the Notes as of September 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

        We were in compliance with the covenants relating to the Notes as of September 30, 2016.

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

        As of September 30, 2016, the estimated fair market value of the URS Senior Notes was approximately $180.1 million for the 2017 URS Senior Notes and $243.6 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of September 30, 2016 was $180.1 million for the 2017 URS Senior Notes and $247.6 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of September 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

        As of September 30, 2016, we were in compliance with the covenants relating to the URS Senior Notes.

  Other Debt

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2016 and 2015, these outstanding standby letters of credit totaled $382.2 million and $344.0 million, respectively. As of September 30, 2016, we had $546.2 million available under these unsecured credit facilities.

  Effective Interest Rate

        Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2016, 2015 and 2014 was 4.4%, 4.2% and 2.8%, respectively.

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

        Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2016, there was approximately $474.5 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the year ended September 30, 2016 were $18.5 million for U.S. plans and $20.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

  Commitments and Contingencies

        We record amounts representing our probable estimated liabilities relating to claims, guarantees, litigation, audits and investigations. We rely in part on qualified actuaries to assist us in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations. Our reasonably possible loss disclosures are presented on a gross basis prior to the consideration of insurance recoveries. We do not record gain contingencies until they are realized. In the ordinary course of business, we may not be aware that we or our affiliates are under investigation and may not be aware of whether or not a known investigation has been concluded.

        In the ordinary course of business, we may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of our affiliates, partnerships and joint ventures. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in certain circumstances such as for warranties. We may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

        At September 30, 2016 and 2015, we were contingently liable in the amount of $474.5 million and $436.5 million, respectively, in issued standby letters of credit and $3.3 billion and $2.3 billion, respectively, in issued surety bonds primarily to support project execution.

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

        Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs may exceed $100 million over the contracted amounts. In addition, WGI Ohio assets and liabilities, including the value of the above costs and claims, were also measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio's parent company, see Note 3, which is reevaluated to account for developments pertaining to this matter.

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

        On May 31, 2016, AECOM Australia and other parties to the class action lawsuit entered into a conditional settlement aggregating to $91 million (U.S. Dollars) with the class action applicants on a "no admissions" basis. The Federal Court of Australia conducted a hearing on August 10, 2016 and approved the settlement amount and all claims among the parties have been released. The class action settlement did not have a material impact on the Company's financial results.

  DOE Hanford Nuclear Reservation

        URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC (collectively the URS Affiliates) perform services under multiple contracts (including under the Waste Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE's Hanford nuclear reservation that have been subject to various government investigations or litigation matters:

  •
  Waste Treatment Plant government investigation: The federal government is conducting an investigation into the Company's affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant. The federal government and URS Energy & Construction have engaged in settlement discussions towards the resolution of this matter.

  •
  Tank Farms government investigation: The federal government is conducting an investigation regarding the time keeping of employees at the Company's joint venture, Washington River Protection Solutions LLC, when the joint venture took over as the prime contractor from another federal contractor. The federal government and Washington River Protection Solutions LLC have engaged in advanced settlement discussions and Washington River Protection Solutions LLC reassessed its estimate of the matter, which is not expected to have a material impact.

  •
  River Corridor litigation: The federal government has partially intervened with a relator in a Qui Tam complaint filed in the Eastern District of Washington in December 2013 against the Company's joint venture, Washington Closure Hanford LLC, alleging that its contracting procedures under the Small Business Act violated the False Claims Act. On October 2015, Washington Closure Hanford LLC's motion to dismiss the claim was partially denied.

        The URS Affiliates periodically reevaluate the estimated fair value of liabilities assumed from URS Corporation, including the legal related liabilities described above and in Note 3, to account for developments related to the Hanford matters. The URS Affiliates dispute the Waste Treatment Plant and River Corridor matters and intend to continue to defend these ongoing matters vigorously, although the URS Affiliates are engaging in the settlement discussions noted above. The URS Affiliates cannot provide assurances that they will be successful in these defense or settlement efforts. The potential range of loss and any difference from the current accrual cannot be reasonably estimated at this time, primarily due to the fact that these matters involve complex and unique environmental and regulatory issues; each project site contains multiple parties, including various local, state and federal government agencies; conflicts of law between local, state and federal regulations; substantial uncertainty regarding any alleged damages; and the various stages of the government investigations or litigation matters.

  Securities Litigation Matter

        On September 1, 2016, William Graves, an AECOM stockholder, filed a securities class action complaint in the United States District Court for the Central District of California alleging that the Company and its senior executives made materially false and misleading statements in violation of the federal securities laws. The Company believes the complaint is without merit and intends to vigorously defend against it. While no assurance can be given as to the ultimate outcome of this action, the Company believes that the final resolution of this action will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2016:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$4,125.3	$366.3	$244.0	$1,567.0	$1,948.0
Interest on debt	1,044.7	179.6	340.3	327.5	197.3
Operating leases	1,464.3	279.4	427.4	293.4	464.1
Pension funding obligations(1)	33.8	33.8	—	—	—

Total contractual obligations and commitments	$6,668.1	$859.1	$1,011.7	$2,187.9	$2,609.4

(1)
Represents expected fiscal 2017 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

New Accounting Pronouncements and Changes in Accounting

        In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We continue to evaluate the impact and method of the adoption of the new accounting guidance on our consolidated financial statements and expect to adopt the new guidance at October 1, 2018.

        In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for our fiscal year beginning October 1, 2016. We do not expect the adoption of this amended guidance will have a material impact on our consolidated financial statements.

        In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. We do not expect the guidance to have a material impact on our consolidated financial statements, as the application of this guidance affects classification only. This guidance will be effective for our fiscal year beginning October 1, 2016.

        In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity's fiscal year-end date and apply that practical expedient consistently from year to year. The adoption of this guidance will not have a material impact on our consolidated financial statements. This guidance will be effective for our fiscal year beginning October 1, 2016.

        In September 2015, the FASB issued new accounting guidance which simplifies the accounting for measurement-period adjustments in connection with business combinations. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined and, therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. This guidance was effective for fiscal years and interim periods beginning after December 15, 2015 and was to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption was permitted. We early adopted this guidance for the quarter ended December 31, 2015, which did not have a material impact on our financial statements.

        In the first quarter of fiscal 2016, we adopted new accounting guidance which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This adoption did not have a material impact on our consolidated financial statements.

        In November 2015, the FASB issued new accounting guidance which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. We elected early adoption of this standard on a prospective basis in the first quarter of fiscal 2016. This resulted in a reclassification of our net current deferred tax asset and net current deferred tax liability to the net non-current deferred tax asset and to our net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of income or comprehensive income.

        In February 2016, the FASB issued new accounting guidance which changes accounting for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The guidance will be effective for our fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for certain practical expedients. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

        In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance will require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It will also allow an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This guidance will be effective for our fiscal year beginning October 1, 2017 and early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

        In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The new guidance will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

        In August 2016, the FASB issued new guidance clarifying how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for us in our fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated statement of cash flows.

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

  Interest Rates

        Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2016 and 2015, we had

$1,954.9 million and $2,414.3 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing's base rate can range from 0.50% to 3.00%. For the year ended September 30, 2016, our weighted average floating rate borrowings were $2,685.1 million, or $2,085.1 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased or decreased by 0.125%, our interest expense for the year ended September 30, 2016 would have increased or decreased by $2.6 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM
Index to Consolidated Financial Statements
September 30, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

        We have audited the accompanying consolidated balance sheets of AECOM (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 15, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 15, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

        We have audited AECOM's (the "Company") internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). AECOM's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2016 and our report dated November 15, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 15, 2016

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$588,644	$543,016
Cash in consolidated joint ventures	103,501	140,877

Total cash and cash equivalents	692,145	683,893
Accounts receivable—net	4,531,460	4,841,450
Prepaid expenses and other current assets	730,101	388,982
Income taxes receivable	47,065	81,161
Deferred tax assets—net	—	250,599

TOTAL CURRENT ASSETS	6,000,771	6,246,085
PROPERTY AND EQUIPMENT—NET	644,992	699,322
DEFERRED TAX ASSETS—NET	171,508	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	330,485	321,625
GOODWILL	5,823,843	5,820,692
INTANGIBLE ASSETS—NET	479,439	659,438
OTHER NON-CURRENT ASSETS	275,707	267,136

TOTAL ASSETS	$13,726,745	$14,014,298

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$26,303	$2,788
Accounts payable	1,910,915	1,853,993
Accrued expenses and other current liabilities	2,384,815	2,167,771
Income taxes payable	10,774	—
Billings in excess of costs on uncompleted contracts	631,928	653,877
Current portion of long-term debt	340,021	157,623

TOTAL CURRENT LIABILITIES	5,304,756	4,836,052
OTHER LONG-TERM LIABILITIES	403,364	305,485
DEFERRED TAX LIABILITY—NET	13,097	230,037
PENSION BENEFIT OBLIGATIONS	694,073	565,254
LONG-TERM DEBT	3,758,966	4,446,527

TOTAL LIABILITIES	10,174,256	10,383,355
COMMITMENTS AND CONTINGENCIES (Note 18)
AECOM STOCKHOLDERS' EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2016 and 2015; issued and outstanding 153,901,500 and 151,263,650 shares as of September 30, 2016 and 2015, respectively	1,539	1,513
Additional paid-in capital	3,604,519	3,518,999
Accumulated other comprehensive loss	(857,582)	(635,100)
Retained earnings	618,445	522,336

TOTAL AECOM STOCKHOLDERS' EQUITY	3,366,921	3,407,748
Noncontrolling interests	185,568	223,195

TOTAL STOCKHOLDERS' EQUITY	3,552,489	3,630,943

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,726,745	$14,014,298

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Revenue	$17,410,825	$17,989,880	$8,356,783
Cost of revenue	16,768,001	17,454,692	7,953,607

Gross profit	642,824	535,188	403,176
Equity in earnings of joint ventures	104,032	106,245	57,924
General and administrative expenses	(115,088)	(113,975)	(80,908)
Acquisition and integration expenses	(213,642)	(398,440)	(27,310)
Loss on disposal activities	(42,589)	—	—

Income from operations	375,537	129,018	352,882
Other income	8,180	19,139	2,748
Interest expense	(258,162)	(299,627)	(40,842)

Income (loss) before income tax (benefit) expense	125,555	(151,470)	314,788
Income tax (benefit) expense	(37,917)	(80,237)	82,024

Net income (loss)	163,472	(71,233)	232,764
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(67,363)	(83,612)	(2,910)

Net income (loss) attributable to AECOM	$96,109	$(154,845)	$229,854

Net income (loss) attributable to AECOM per share:
Basic	$0.62	$(1.04)	$2.36
Diluted	$0.62	$(1.04)	$2.33
Weighted average shares outstanding:
Basic	154,772	149,605	97,226
Diluted	156,073	149,605	98,657

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Net income (loss)	$163,472	$(71,233)	$232,764
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	5,987	(9,196)	315
Foreign currency translation adjustments	(65,224)	(285,520)	(72,715)
Pension adjustments, net of tax	(164,911)	12,953	(24,161)

Other comprehensive loss, net of tax	(224,148)	(281,763)	(96,561)

Comprehensive (loss) income, net of tax	(60,676)	(352,996)	136,203
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(65,697)	(80,347)	(1,652)

Comprehensive (loss) income attributable to AECOM, net of tax	$(126,373)	$(433,343)	$134,551

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2013	$960	$1,809,627	$(261,299)	$472,155	$2,021,443	$52,651	$2,074,094
Net income				229,854	229,854	2,910	232,764
Other comprehensive loss			(95,303)		(95,303)	(1,258)	(96,561)
Issuance of stock	4	13,882			13,886		13,886
Repurchases of stock	(14)	(6,778)		(24,828)	(31,620)		(31,620)
Proceeds from exercise of options	6	13,411			13,417		13,417
Tax benefit from exercise of stock options		402			402		402
Stock based compensation	11	34,427			34,438		34,438
Other transactions with noncontrolling interests						61,913	61,913
Contributions from noncontrolling interests
Distributions to noncontrolling interests						(30,253)	(30,253)

BALANCE AT SEPTEMBER 30, 2014	967	1,864,971	(356,602)	677,181	2,186,517	85,963	2,272,480
Net income				(154,845)	(154,845)	83,612	(71,233)
Other comprehensive loss			(278,498)		(278,498)	(3,265)	(281,763)
Issuance of stock	525	1,577,456			1,577,981		1,577,981
Repurchases of stock	16	(23,129)			(23,113)		(23,113)
Proceeds from exercise of options	5	11,068			11,073		11,073
Tax benefit from exercise of stock options		2,781			2,781		2,781
Stock based compensation		85,852			85,852		85,852
Other transactions with noncontrolling interests						201,154	201,154
Contributions from noncontrolling interests						133	133
Distributions to noncontrolling interests						(144,402)	(144,402)

BALANCE AT SEPTEMBER 30, 2015	1,513	3,518,999	(635,100)	522,336	3,407,748	223,195	3,630,943
Net income				96,109	96,109	67,363	163,472
Other comprehensive loss			(222,482)		(222,482)	(1,666)	(224,148)
Issuance of stock	21	28,065			28,086		28,086
Repurchases of stock	1	(25,893)			(25,892)		(25,892)
Proceeds from exercise of options	4	9,942			9,946		9,946
Tax benefit from exercise of stock options
Stock based compensation		73,406			73,406		73,406
Other transactions with noncontrolling interests						(155)	(155)
Contributions from noncontrolling interests						2,006	2,006
Distributions to noncontrolling interests						(105,175)	(105,175)

BALANCE AT SEPTEMBER 30, 2016	$1,539	$3,604,519	$(857,582)	$618,445	$3,366,921	$185,568	$3,552,489

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$163,472	$(71,233)	$232,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	398,730	599,265	95,394
Equity in earnings of unconsolidated joint ventures	(104,032)	(106,245)	(57,924)
Distribution of earnings from unconsolidated joint ventures	149,215	157,616	23,839
Non-cash stock compensation	73,406	85,852	34,438
Prepayment penalty on unsecured senior notes	—	55,639	—
Excess tax benefit from share-based payment	—	(3,642)	(748)
Foreign currency translation	(25,494)	(19,632)	(20,794)
Write-off of debt issuance costs	7,749	8,997	—
Deferred income tax expense (benefit)	(110,122)	(53,034)	27,155
Pension curtailment and settlement gains	(7,818)	—	—
Loss on disposal activities	42,589	—	—
Other	2,430	(18,248)	1,460
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	337,291	369,600	(14,405)
Prepaid expenses and other current and non-current assets	(16,257)	7,988	(31,103)
Accounts payable	16,616	142,126	91,955
Accrued expenses and other current liabilities	(154,096)	(118,488)	3,283
Billings in excess of costs on uncompleted contracts	(22,949)	(128,371)	3,095
Other long-term liabilities	53,411	(143,757)	(23,702)
Income taxes payable	10,014	—	(4,082)

Net cash provided by operating activities	814,155	764,433	360,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(5,534)	(3,293,284)	(53,099)
Cash acquired from consolidation of joint venture	—	—	18,955
Proceeds from disposal of businesses	39,699	15,127	3,646
Net investment in unconsolidated joint ventures	(71,547)	(32,705)	(52,173)
Proceeds from sales of investments	11,745	126,370	58,076
Payments for purchase of investments	(214)	(91,810)	(55,349)
Proceeds from disposal of property and equipment	54,622	44,906	4,396
Payments for capital expenditures	(191,386)	(114,332)	(67,248)

Net cash used in investing activities	(162,615)	(3,345,728)	(142,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,706,225	6,581,703	1,809,187
Repayments of borrowings under credit agreements	(5,199,961)	(5,158,254)	(1,976,352)
Issuance of unsecured senior notes	—	1,600,000	—
Prepayment penalty on unsecured senior notes	—	(55,639)	—
Cash paid for debt and equity issuance costs	(10,447)	(89,567)	(8,067)
Proceeds from issuance of common stock	28,192	25,561	13,886
Proceeds from exercise of stock options	9,946	11,073	13,417
Payments to repurchase common stock	(25,892)	(23,113)	(34,924)
Excess tax benefit from share-based payment	—	3,642	748
Net distributions to noncontrolling interests	(103,169)	(144,269)	(30,253)
Other financing activities	(42,873)	(31,373)	(21,399)

Net cash (used in) provided by financing activities	(637,979)	2,719,764	(233,757)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,309)	(28,764)	(10,561)
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	8,252	109,705	(26,489)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	683,893	574,188	600,677

CASH AND CASH EQUIVALENTS AT END OF YEAR	$692,145	$683,893	$574,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued in acquisitions	$—	$1,554,912	$—

Debt assumed from acquisitions	$1,805	$567,657	$—

Interest paid	$216,125	$179,939	$43,362

Net income (taxes paid) tax refunds received	$(13,109)	$27,349	$(68,797)

See accompanying Notes to Consolidated Financial Statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Organization—Effective January 5, 2015, the name of the Company changed from AECOM Technology Corporation to AECOM. AECOM and its consolidated subsidiaries design, build, finance and operate infrastructure assets for governments, businesses and organizations around the world. The Company provides planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. The Company also provides construction services, including building construction and energy, infrastructure and industrial construction. In addition, the Company provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world.

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2016, 2015 and 2014 contained 52, 52 and 53 weeks, respectively, and ended on September 30, October 2, and October 3, respectively.

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

        Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 6 regarding joint ventures and variable interest entities.

        Revenue Recognition—The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, engineering progress, materials quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made at the balance sheet date. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss within cost of revenues in the period the estimated loss first becomes known. Liabilities recorded related to accrued contract losses were not material as of September 30, 2016 and 2015.

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These other direct costs for the years ended September 30, 2016, 2015 and 2014 were $8.4 billion, $8.3 billion and $3.5 billion, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

  Cost-Reimbursable Contracts

        Cost-reimbursable contracts consists of two similar contract types: (1) cost-plus contracts and (2) time-and-materials price contracts.

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

  Time-and-Materials Price Contracts

        Time-and-Materials Price Contracts.    Under time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct incidental expenditures that it incurs in connection with its performance under the contract. Profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Many of the Company's time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were a fixed-price contract.

  Guaranteed Maximum Price Contracts

        Guaranteed Maximum Price.    Guaranteed maximum price contracts (GMP) are common for design-build and commercial and residential projects. GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. A contractor performing work pursuant to a cost-plus, GMP or

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

fixed-price contract will all enter into trade contracts directly. Both cost-plus and GMP contracts generally include an agreed lump sum or percentage fee which is called out and separately identified and the contracts are considered 'open' book providing the owner with full disclosure of the project costs. A fixed-price contract provides the owner with a single lump sum amount without specifically identifying the breakdown of fee or costs and is typically 'closed' book thereby providing the owner with little detail as to the project costs. In a GMP contract, unlike the cost-plus contract, the Company provides the owner with a guaranteed price for the overall construction (adjusted for change orders issued by the owner) and with a schedule which includes a completion date for the project. In addition, cost overruns in a GMP contract would generally be the Company's responsibility and in the event the Company's actions or inactions result in delays to the project, the Company may be responsible to the owner for costs associated with such delay. For many of the Company's commercial and residential GMP contracts, the final price is generally not established until the Company have awarded a substantial percentage of the trade contracts and it has negotiated additional contractual limitations, such as mutual waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages.

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

        During the years ended September 30, 2016, 2015 and 2014, the types of contracts comprising the Company's revenue were as follows:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Cost reimbursable	53%	57%	46%
Guaranteed maximum price	15%	15%	14%
Fixed price	32%	28%	40%

        Cost reimburseable contracts include cost-plus and time-and-materials price contracts.

        Contract Claims—Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2016 and 2015, the Company had no significant net receivables related to contract claims.

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

        The impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit using income and market approaches, and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires the Company to perform a hypothetical purchase allocation for that reporting unit and to compare the resulting current implied fair value of the goodwill to the current carrying value of the goodwill for that reporting unit. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized. See also Note 3.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        Noncontrolling Interests—Noncontrolling interests represent the equity investments of the minority owners in the Company's joint ventures and other subsidiary entities that the Company consolidates in its financial statements.

        Income Taxes—The Company files a consolidated U.S. federal corporate income tax return and combined / consolidated state tax returns and separate company state tax returns. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Based upon management's assessment of all available evidence, the Company has concluded that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

2. New Accounting Pronouncements and Changes in Accounting

        In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company continues to evaluate the impact and method of the adoption of the new accounting guidance on its consolidated financial statements and expects to adopt the new guidance on October 1, 2018.

        In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company's fiscal year beginning October 1, 2016. The Company does not expect the adoption of this amended guidance will have a material impact on its consolidated financial statements.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

        In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity's fiscal year-end date and apply that practical expedient consistently from year to year. The adoption of this guidance will not have a material impact on its consolidated financial statements. This guidance will be effective for the Company's fiscal year beginning October 1, 2016.

        In September 2015, the FASB issued new accounting guidance which simplifies the accounting for measurement-period adjustments in connection with business combinations. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined and, therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. This guidance was effective for fiscal years and interim periods beginning after December 15, 2015 and was to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption was permitted. The Company early adopted this guidance during the first quarter of fiscal 2016, which did not have a material impact on the Company's financial statements.

        In the first quarter of fiscal 2016, the Company adopted new accounting guidance which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This adoption did not have a material impact on the Company's consolidated financial statements.

        In November 2015, the FASB issued new accounting guidance which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. The Company has elected early adoption of this standard on a prospective basis in the first quarter of fiscal 2016. This resulted in a reclassification of the Company's net current deferred tax asset and net current deferred tax liability to the net non-current deferred tax asset and to its net non-current deferred tax liability in the Company's consolidated balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted. The adoption of this guidance had no impact on the Company's consolidated results of income or comprehensive income.

        In February 2016, the FASB issued new accounting guidance which changes accounting for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The guidance will be effective for the Company's fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

        In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance will require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It will also allow an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This guidance will be effective for the Company in its fiscal year beginning October 1, 2017 and early adoption is

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

        In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The new guidance will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

        In August 2016, the FASB issued new guidance clarifying how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for the Company in its fiscal year beginning October 1, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated statement of cash flows.

3. Business Acquisitions, Goodwill, and Intangible Assets

        On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The purpose of the acquisition was to further diversify the Company's market presence and accelerate the Company's strategy to create an integrated delivery platform for customers. The Company paid total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS's senior notes totaling $1.0 billion, and upon the occurrence of a change in control of URS, the URS senior noteholders had the right to redeem their notes at a cash price equal to 101% of the principal amount of the notes. Accordingly, on October 24, 2014, the Company purchased $0.6 billion of URS's senior notes from the noteholders. See also Note 8, Debt. Additionally, the Company repaid in full URS's $0.6 billion 2011 term loan and $0.1 billion of URS's revolving line of credit.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

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

        Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, and have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years). Other intangible assets primarily consist of the fair value of office leases. Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Accrued expenses and other current liabilities above include URS project liabilities and approximately $240 million related to estimated URS legal settlements and uninsured legal damages; see Note 18, Commitments and Contingencies including legal matters related to former URS affiliates.

        The following presents summarized unaudited pro forma operating results assuming that the Company had acquired URS at October 1, 2013. These pro forma operating results are presented for

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred.

	Twelve Months Ended
	Sept 30, 2015	Sept 30, 2014
	(in millions)
Revenue	$18,288	$18,776
Income from continuing operations	509	(144)
Net income	325	1
Net income (loss) attributable to AECOM	229	(65)
Net income (loss) attributable to AECOM per share:
Basic	$1.51	$(0.43)
Diluted	$1.50	$(0.43)

        Amortization of intangible assets relating to URS was $183.3 million and $361.6 million during the twelve months ended September 30, 2016 and 2015, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $23.0 million and $(13.8) million, respectively, during the twelve months ended September 30, 2016 and $37.3 million and $(26.6) million, respectively, during the twelve months ended September 30, 2015 related to joint venture fair value adjustments.

        Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. This margin fair value liability was $149.1 million at the acquisition date, and its carrying value was $14.9 million at September 30, 2016, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The Company anticipates the remaining liability will be recognized as revenue over five years, with the majority over the first two years. Revenue and the related income from operations related to the margin fair value liability recognized during the twelve months ended September 30, 2016 and 2015 was $37.2 million and $96.9 million, respectively.

        Acquisition and integration expenses, resulting from the acquisition of URS, in the accompanying consolidated statements of operations comprised of the following (in millions):

	Twelve Months Ended
	Sept 30, 2016	Sept 30, 2015
Severance and personnel costs	$23.4	$223.8
Professional service, real estate-related, and other expenses	190.2	174.6

Total	$213.6	$398.4

        Included in severance and personnel costs for the twelve months ended September 30, 2016 and 2015 was $21.8 million and $101.9 million of severance expenses, respectively, of which $19.3 million and $83.6 million was paid as of September 30, 2016 and 2015, respectively. All acquisition and integration expenses are classified within Corporate, as presented in Note 19.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Interest expense in the consolidated statements of operations for the twelve months ended September 30, 2015 included a $55.6 million penalty from the prepayment of the Company's unsecured senior notes and $9.0 million related to the write-off of capitalized debt issuance costs from its unsecured senior notes, and 2014 Credit Agreement.

        The Company completed one, one and two business acquisitions during the years ended September 30, 2016, 2015 and 2014, respectively. These other business acquisitions did not meet the quantitative thresholds to require pro forma disclosures of operating results, either individually or in the aggregate, based on the Company's consolidated assets, investments and net income. The Company also obtained control of an unconsolidated joint venture that resulted in its consolidation during the year ended September 30, 2014, as further discussed in Note 6.

        Business acquisitions during the year ended September 30, 2014 included Hunt Construction Group, a United States-based commercial construction management firm which serves clients in both the public and private sectors, and Spain-based ACE International Consultants S.L., a leading consulting firm specializing in economic and social development cooperation and private sector development.

        Excluding URS, the aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2016, 2015 and 2014 were $5.5 million, $27.3 million and $88.5 million, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal years presented, excluding URS:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
	(in millions)
Cash acquired	$0.6	$17.1
Other current assets	13.8	256.2
Identifiable intangible assets:
Customer relationships, contracts and backlog	1.3	10.4
Trademark / tradename	—	1.5

Total intangible assets	$1.3	$11.9

Goodwill	23.6	72.7
Other non-current assets	—	16.5
Current liabilities	(12.0)	(274.1)
Non-current liabilities	—	(11.8)

Net assets acquired	$27.3	$88.5

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Consideration for acquisitions above, excluding URS, includes the following:

	Fiscal Year Ended
	September 30, 2015	September 30, 2014
	(in millions)
Cash paid	$4.8	$70.2
Contingent consideration / promissory notes	22.5	18.3

Total consideration	$27.3	$88.5

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

        Loss on disposal activities of $42.6 million in the accompanying statements of operations for the twelve months ended September 30, 2016 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $112.8 million. Income from operations included losses incurred by non-core businesses of $36.9 million during the twelve months ended September 30, 2016.

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2016 and 2015 were as follows:

	Fiscal Year 2016
	September 30, 2015	Post- Acquisition Adjustments	Foreign Exchange Impact	Disposed	September 30, 2016
	(in millions)
Design and Consulting Services	$3,163.3	$26.7	$8.2	$—	$3,198.2
Construction Services	918.5	8.7	(0.7)	(11.3)	915.2
Management Services	1,738.9	4.0	(32.5)	—	1,710.4

Total	$5,820.7	$39.4	$(25.0)	$(11.3)	$5,823.8

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

	Fiscal Year 2015
	September 30, 2014	Post- Acquisition Adjustments	Foreign Exchange Impact	Acquired	September 30, 2015
	(in millions)
Design and Consulting Services	$1,479.2	$5.5	$(96.0)	$1,774.6	$3,163.3
Construction Services	276.9	0.6	(34.0)	675.0	918.5
Management Services	181.2	—	(38.1)	1,595.8	1,738.9

Total	$1,937.3	$6.1	$(168.1)	$4,045.4	$5,820.7

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2016 and 2015, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2016			September 30, 2015
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog and customer relationships	$1,247.1	$(767.7)	$479.4	$1,224.7	$(565.3)	$659.4	1 - 11
Trademark / tradename	16.4	(16.4)	—	16.4	(16.4)	—	0.3 - 2

Total	$1,263.5	$(784.1)	$479.4	$1,241.1	$(581.7)	$659.4

        Amortization expense of acquired intangible assets included within cost of revenue was $202.4 million, $391.0 million, and $24.0 million for the years ended September 30, 2016, 2015 and 2014, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2017	$96.3
2018	82.1
2019	76.7
2020	64.8
2021	55.1
Thereafter	104.4

Total	$479.4

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accounts Receivable

        Accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
	(in millions)
Billed	$2,267.6	$2,426.2
Unbilled	1,890.2	2,099.8
Contract retentions	434.1	379.6

Total accounts receivable—gross	4,591.9	4,905.6
Allowance for doubtful accounts	(60.4)	(64.1)

Total accounts receivable—net	$4,531.5	$4,841.5

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2016 and 2015 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2016 and 2015.

        The Company sold trade receivables to financial institutions, of which $356.3 million and $240.8 million were outstanding as of September 30, 2016 and 2015, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company's ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	Useful Lives (years)
	(in millions)
Building and land	$57.9	$105.7	10 - 45
Leasehold improvements	381.4	349.3	1 - 20
Computer systems and equipment	652.0	627.7	3 - 12
Furniture and fixtures	129.7	125.8	3 - 10

Total	1,221.0	1,208.5
Accumulated depreciation and amortization	(576.0)	(509.2)

Property and equipment, net	$645.0	$699.3

        Depreciation expense for the fiscal years ended September 30, 2016, 2015 and 2014 were $171.7 million, $191.3 million, and $69.1 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life. Included in payments for capital expenditures presented within the Consolidated Statements of Cash Flows, were proceeds from disposals of property and equipment of $54.6 million, $44.9 million, and $4.4 million for the years ended September 30, 2016, 2015 and 2014, respectively.

6. Joint Ventures and Variable Interest Entities

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

        The Company follows guidance on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Joint Ventures and Variable Interest Entities (Continued)

indicate a party has the power to direct the activities that most significantly impact the joint ventures' economic performance, including powers granted to the joint venture's program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

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

        Contractually required support provided to the Company's joint ventures is discussed in Note 18.

        Summary of financial information of the consolidated joint ventures is as follows:

	September 30, 2016	September 30, 2015
	(in millions)
Current assets	$684.1	$727.8
Non-current assets	230.8	282.8

Total assets	$914.9	$1,010.6

Current liabilities	$407.4	$441.5
Non-current liabilities	12.4	0.2

Total liabilities	419.8	441.7
Total AECOM equity	318.0	354.7
Noncontrolling interests	177.1	214.2

Total owners' equity	495.1	568.9

Total liabilities and owners' equity	$914.9	$1,010.6

        Total revenue of the consolidated joint ventures was $1,935.2 million, $2,368.0 million, and $614.5 million for the years ended September 30, 2016, 2015 and 2014, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Joint Ventures and Variable Interest Entities (Continued)

        Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30, 2016	September 30, 2015
	(in millions)
Current assets	$1,407.0	$1,200.7
Non-current assets	499.4	527.3

Total assets	$1,906.4	$1,728.0

Current liabilities	$977.3	$936.7
Non-current liabilities	146.2	87.0

Total liabilities	1,123.5	1,023.7
Joint venturers' equity	782.9	704.3

Total liabilities and joint venturers' equity	$1,906.4	$1,728.0

AECOM's investment in joint ventures	$330.5	$321.6

	Twelve Months Ended
	September 30, 2016	September 30, 2015
	(in millions)
Revenue	$4,871.8	$4,754.6
Cost of revenue	4,618.3	4,476.8

Gross profit	$253.5	$277.8

Net income	$233.9	$231.2

        Summary of AECOM's equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
	(in millions)
Pass through joint ventures	$21.9	$26.2	$10.2
Other joint ventures	82.1	80.0	47.7

Total	$104.0	$106.2	$57.9

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

6. Joint Ventures and Variable Interest Entities (Continued)

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

7. Pension Benefit Obligations

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

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$718.2	$1,239.2	$217.0	$676.6	$180.3	$622.1
Service cost	4.3	1.0	6.8	1.1	—	0.7
Participant contributions	0.1	0.5	0.4	0.5	0.4	0.2
Interest cost	22.0	39.2	28.2	47.1	7.8	27.9
Benefits and expenses paid	(37.4)	(41.9)	(33.9)	(41.0)	(12.8)	(23.3)
Actuarial (gain) loss	52.3	377.1	(41.0)	10.6	23.2	62.3
Plan settlements	(32.9)	(0.7)	(20.1)	(2.5)	—	(2.0)
Plan amendments	0.2	—	—	—	—	—
Plan curtailments	(6.8)	—	—	—	—	—
Net transfer in/(out)/acquisitions	—	—	560.8	618.6	18.1	—
Foreign currency translation (gain) loss	—	(208.2)	—	(71.8)	—	(11.3)

Benefit obligation at end of year	$720.0	$1,406.2	$718.2	$1,239.2	$217.0	$676.6

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$459.0	$925.8	$139.7	$532.6	$119.8	$489.9
Actual return on plan assets	49.6	215.9	(2.8)	49.9	14.2	60.4
Employer contributions	18.5	20.2	42.1	24.4	4.9	16.4
Participant contributions	0.1	0.5	0.4	0.5	0.4	0.2
Benefits and expenses paid	(37.4)	(41.9)	(33.9)	(41.0)	(12.8)	(23.3)
Plan settlements	(32.9)	(0.7)	(20.1)	(2.5)	—	(2.0)
Net transfer in/(out)/acquisitions	—	—	333.6	415.5	13.2	—
Foreign currency translation (loss) gain	—	(146.6)	—	(53.6)	—	(9.0)

Fair value of plan assets at end of year	$456.9	$973.2	$459.0	$925.8	$139.7	$532.6

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(263.1)	$(433.0)	$(259.2)	$(313.4)	$(77.3)	$(144.0)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(263.1)	$(433.0)	$(259.2)	$(313.4)	$(77.3)	$(144.0)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2016, 2015 and 2014:

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$2.0	$5.3	$1.6	$1.7	$—	$1.1
Accrued expenses and other current liabilities	(9.3)	—	(10.6)	—	(1.7)	—
Pension benefit obligations	(255.8)	(438.3)	(250.2)	(315.1)	(75.6)	(145.1)

Net amount recognized in the balance sheet	$(263.1)	$(433.0)	$(259.2)	$(313.4)	$(77.3)	$(144.0)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2016, 2015 and 2014:

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service credit (cost)	$(0.2)	$4.4	$—	$5.3	$—	$5.8
Net (loss)	(129.6)	(343.3)	(99.3)	(183.6)	(113.0)	(190.1)

Total recognized in accumulated other comprehensive (loss)	$(129.8)	$(338.9)	$(99.3)	$(178.3)	$(113.0)	$(184.3)

        The following table details the components of net periodic benefit cost for the Company's pension plans for years ended 2016, 2015 and 2014:

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$4.3	$1.0	$6.8	$1.1	$—	$0.7
Interest cost on projected benefit obligation	22.0	39.2	28.2	47.1	7.8	27.9
Expected return on plan assets	(30.8)	(48.0)	(29.4)	(49.4)	(8.6)	(26.1)
Amortization of prior service credits	—	(0.2)	—	(0.2)	—	(0.2)
Amortization of net loss	4.0	5.4	4.3	5.9	4.0	4.9
Curtailment gain recognized	(6.8)	—	—	—	—	—
Settlement (gain) loss recognized	(0.9)	0.1	0.6	0.7	—	0.4

Net periodic (benefit) cost	$(8.2)	$(2.5)	$10.5	$5.2	$3.2	$7.6

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $26.2 million, $6.9 million, and $7.6 million in the years ended September 30, 2016, 2015 and 2014, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2016 that are expected to be recognized as components of net periodic benefit cost during fiscal 2017 are (in millions):

	U.S.	Int'l
Amortization of prior service credit	$—	$0.2
Amortization of net actuarial losses	(4.3)	(13.4)

Total	$(4.3)	$(13.2)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$694.8	$1,220.3	$692.5	$1,226.2	$217.0	$658.5
Accumulated benefit obligation	694.8	1,215.7	686.5	1,222.0	217.0	656.3
Fair value of plan assets	453.2	782.1	455.6	911.2	139.7	513.4

        Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $24.0 million to the international plans in fiscal 2017. There is a required minimum contribution of $0.4 million for one of the U.S. plans. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $9.8 million to U.S. plans in fiscal 2017.

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2017	$40.6	$38.9
2018	41.3	39.3
2019	40.9	42.1
2020	41.9	42.1
2021	42.0	44.2
2022 - 2026	207.5	240.2

Total	$414.2	$446.8

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	3.41%	2.35%	4.10%	3.80%	4.00%	3.94%
Salary increase rate	N/A	2.61%	3.81%	2.51%	N/A	2.38%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.10%	3.80%	3.88%	3.92%	4.40%	4.44%
Salary increase rate	N/A	2.65%	4.50%	2.65%	N/A	2.58%
Expected long-term rate of return on plan assets	6.72%	5.74%	6.73%	6.00%	7.50%	5.40%

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2016 and pension plan asset allocation, both U.S. and international, as of September 30, 2016 and 2015:

			Percentage of Plan Assets as of September 30,
	Target Allocations
			2016		2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category:
Equities	42%	28%	42%	28%	37%	27%
Debt	48	30	49	34	59	30
Cash	1	10	1	7	1	4
Property and other	9	32	8	31	3	39

Total	100%	100%	100%	100%	100%	100%

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

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 6.72% and 5.74% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2016 for U.S. and non-U.S. plans, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        As of September 30, 2016, the fair values of the Company's post-retirement benefit plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2016
	Total Carrying Value as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$70.6	$14.3	$56.3	$—
Equity securities
Global equity securities	49.4	—	49.4	—
Domestic equity securities	57.1	—	57.1	—
Investment funds
Diversified funds	223.1	—	223.1	—
Equity funds	362.0	5.1	356.9	—
Fixed income funds	548.5	3.7	544.8	—
Hedge funds	62.5	—	48.4	14.1
Assets held by insurance company	32.3	—	32.3	—
Other	24.6	—	24.6	—

Total	$1,430.1	$23.1	$1,392.9	$14.1

        As of September 30, 2015, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2015
	Total Carrying Value as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$44.4	$11.0	$33.4	$—
Equity securities
Global equity securities	52.8	—	52.8	—
Domestic equity securities	60.0	—	60.0	—
Investment funds
Diversified funds	287.4	—	287.4	—
Equity funds	309.6	—	309.6	—
Fixed income funds	542.5	—	542.5	—
Hedge funds	53.0	—	39.4	13.6
Assets held by insurance company	35.1	—	35.1	—

Total	$1,384.8	$11.0	$1,360.2	$13.6

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        Changes for the year ended September 30, 2016, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2015 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2016 Ending balance
	(in millions)
Investment funds
Hedge funds	$13.6	$0.5	$—	$—	$—	$—	$14.1

        Changes for the year ended September 30, 2015, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2014 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2015 Ending balance
	(in millions)
Investment funds
Hedge funds	$13.7	$(0.1)	$—	$—	$—	$—	$13.6

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

        Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2016, there were no material changes to the valuation techniques.

Multiemployer Pension Plans

        The Company participates in over 200 construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. The Company's aggregate contributions to these multiemployer plans were $49.5 million and $54.5 million for the years ended September 30, 2016 and 2015, respectively. At September 30, 2016 and 2015, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

8. Debt

        Debt consisted of the following:

	September 30, 2016	September 30, 2015
	(in millions)
2014 Credit Agreement	$1,954.9	$2,414.3
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	427.7	429.4
Other debt	142.7	163.2

Total debt	4,125.3	4,606.9
Less: Current portion of debt and short-term borrowings	(366.3)	(160.4)

Long-term debt, less current portion	$3,759.0	$4,446.5

        The following table presents, in millions, scheduled maturities of the Company's debt as of September 30, 2016:

Fiscal Year
2017	$366.3
2018	126.6
2019	117.4
2020	111.8
2021	1,455.2
Thereafter	1,948.0

Total	$4,125.3

  2014 Credit Agreement

        The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement's term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

        On December 22, 2015, the Credit Agreement was amended to further revise the definition of "Consolidated EBITDA" by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving its international subsidiaries.

        On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (1) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (2) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (3) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (4) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (5) revise certain covenants, including the Maximum Consolidated Leverage Ratio so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for its AECOM Capital business.

        Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company's Consolidated Leverage Ratio was 4.3 at September 30, 2016. As of September 30, 2016, the Company was in compliance with the covenants of the Credit Agreement.

        At September 30, 2016 and 2015, outstanding standby letters of credit totaled $92.3 million and $92.5 million, respectively, under the Company's revolving credit facilities. As of September 30, 2016 and 2015, the Company had $888.4 million and $947.6 million, respectively, available under its revolving credit facility.

  2014 Senior Notes

        On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

        As of September 30, 2016, the estimated fair value of its 2014 Senior Notes was approximately $838.0 million for the 2022 Notes and $850.0 million for the 2024 Notes. The fair value of the Notes as of

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

September 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

        The Company was in compliance with the covenants relating to the Notes as of September 30, 2016.

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

        As of September 30, 2016, the estimated fair value of the URS Senior Notes was approximately $180.1 million for the 2017 URS Senior Notes and $243.6 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on the Company's Consolidated Balance Sheets as of

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

September 30, 2016 was $180.1 million for the 2017 URS Senior Notes and $247.6 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of September 30, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

        As of September 30, 2016, the Company was in compliance with the covenants relating to the URS Senior Notes.

  Other Debt

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2016 and 2015, these outstanding standby letters of credit totaled $382.2 million and $344.0 million, respectively. As of September 30, 2016, the Company had $546.2 million available under these unsecured credit facilities.

  Effective Interest Rate

        The Company's average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the year ended September 30, 2016 and 2015 was 4.4% and 4.2%, respectively.

9. Derivative Financial Instruments and Fair Value Measurements

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

  Cash Flow Hedges

        The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company's debt. The Company also uses foreign currency contracts designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to either interest expense when the interest expense on the variable rate debt is recognized, or to cost of revenue when the hedged revenues are recorded. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency contracts would be recognized in other income (expense). Further, the Company excludes the change in the time value of the foreign currency contracts from the assessment of hedge effectiveness. The

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Financial Instruments and Fair Value Measurements (Continued)

Company records the premium paid or time value of a contract on the date of purchase as an asset. Thereafter, the Company recognizes any change to this time value in cost of revenue.

        The notional principal, fixed rates and related expiration dates of the Company's outstanding interest rate swap agreements were as follows:

September 30, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2015
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

        The notional principal of outstanding foreign currency contracts to purchase Australian dollars (AUD) was AUD 58.6 million (or $43.4 million) at September 30, 2016. The notional principal of outstanding foreign currency contracts to purchase Australian dollars with U.S. dollars was AUD 98.1 million (or $74.1 million) at September 30, 2015.

  Other Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2016, 2015 and 2014.

  Fair Value Measurements

        The Company's non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at September 30, 2016 or 2015.

        See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2016, 2015 and 2014. Amounts recognized in accumulated other comprehensive loss from the Company's foreign currency options were immaterial for all years presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company's interest rate swap agreements.

        During the years ended September 30, 2016 and 2015, the Company entered into two contingent consideration arrangements in connection with business acquisitions. Under the arrangements, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability as of September 30, 2016 and 2015 was $39 million and $39 million, respectively, and is a Level 3 fair value measurement recorded within other

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Financial Instruments and Fair Value Measurements (Continued)

accrued liabilities. It was valued based on estimated future net cash flows. After the initial recording of this liability as a part of purchase accounting, there were no material subsequent changes in fair value through September 30, 2016. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

10. Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends significant credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 19 regarding the Company's foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

11. Leases

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

Year Ending September 30,
2017	$279.4
2018	232.4
2019	195.0
2020	161.5
2021	131.9
Thereafter	464.1

Total	$1,464.3

        Rent expense for leases for the years ended September 30, 2016, 2015 and 2014 was approximately $383.7 million, $395.9 million, and $210.4 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity

        Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

13. Share-Based Payments

        Defined Contribution Plans—Substantially all permanent employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company's insider trading policy. Compensation expense relating to these employer contributions under defined contribution plans for fiscal years ended September 30, 2016, 2015 and 2014 was $26.8 million, $13.3 million, and $14.4 million, respectively.

        Stock Incentive Plans—Under the 2016 Stock Incentive Plan, the Company has up to 10.9 million securities remaining available for future issuance as of September 30, 2016. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant.

        During the three years in the period ended September 30, 2016, option activity was as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Balance, September 30, 2013	1.6	24.73
Granted	0.6	31.62
Exercised	(0.5)	23.64
Cancelled	(0.1)	26.87

Balance, September 30, 2014	1.6	27.69

Granted	—	—
Exercised	(0.3)	24.98
Cancelled	—	—

Balance, September 30, 2015	1.3	28.26

Granted	—	—
Exercised	(0.4)	23.96
Cancelled	—	—

Balance, September 30, 2016	0.9	30.36

Exercisable as of September 30, 2014	0.9	25.16

Exercisable as of September 30, 2015	0.7	25.04

Exercisable as of September 30, 2016	0.3	26.99

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Payments (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2016:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2016 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2016 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$24.45 - $27.67	0.2	0.76	$26.21	$0.5	0.2	0.76	$26.21
28.04 - 31.62	0.7	6.72	31.27	0.1	0.1	1.05	28.52

	0.9	5.65	30.36	$0.6	0.3	0.86	26.99

        The remaining contractual life of options outstanding at September 30, 2016 range from 0.76 to 6.72 years and have a weighted average remaining contractual life of 5.65 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2016, 2015 and 2014 was $0.6 million, $2.1 million, and $4.3 million, respectively.

        The fair value of the Company's employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. No stock options were granted during the years ended September 30, 2016 and 2015.

        The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vesting over a three-year period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day's closing market price of the Company's common stock. The weighted average grant date fair value of PEP awards was $29.91, $32.32, and $29.32 during the years ended September 30, 2016, 2015 and 2014, respectively. The weighted average grant date fair value of restricted stock unit awards was $29.82, $31.05, and $29.60 during the years ended September 30, 2016, 2015 and 2014, respectively. Included in the restricted stock unit grants during the twelve months ended September 30, 2015 were 2.6 million restricted stock units with a grant date fair value of $30.04 per share that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to these share-based payments including stock options was $73.4 million, $112.2 million, and $34.4 million during the years ended September 30, 2016, 2015 and 2014, respectively. Included in total compensation expense during the twelve months ended September 30, 2015 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2016 and 2015 was $91.8 million and $115.5 million, respectively, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Payments (Continued)

        Cash flow attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (excess tax benefits) is classified as financing cash flows. Excess tax benefits of $0.0 million, $3.6 million, and $0.7 million for the years ended September 30, 2016, 2015 and 2014, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

14. Income Taxes

        Income before income taxes included income (loss) from domestic operations of $51.6 million, $(214.6) million, and $138.2 million for fiscal years ended September 30, 2016, 2015 and 2014 and income from foreign operations of $74.0 million, $63.1 million, and $176.6 million for fiscal years ended September 30, 2016, 2015 and 2014.

        Income tax (benefit) expense was comprised of:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
	(in millions)
Current:
Federal	$33.7	$(67.1)	$5.3
State	12.4	2.6	3.3
Foreign	26.1	37.2	46.3

Total current income tax (benefit) expense	72.2	(27.3)	54.9

Deferred:
Federal	(63.4)	(44.2)	27.7
State	(5.4)	1.2	5.6
Foreign	(41.3)	(10.0)	(6.2)

Total deferred income tax (benefit) expense	(110.1)	(53.0)	27.1

Total income tax (benefit) expense	$(37.9)	$(80.3)	$82.0

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$43.9	35.0%	$(53.0)	35.0%	$110.2	35.0%
State income tax, net of federal benefit	5.6	4.5	(2.3)	1.5	5.0	1.6
Valuation allowance	(54.8)	(43.6)	30.0	(19.8)	6.3	2.0
Exclusion of tax on non-controlling interests	(24.7)	(19.7)	(29.3)	19.3	—	—
Income tax credits and incentives	(24.6)	(19.6)	(21.2)	14.0	(18.8)	(6.0)
Foreign tax rate differential	(19.7)	(15.7)	(24.8)	16.4	(38.8)	(12.3)
Tax exempt income	(17.6)	(14.0)	(13.2)	8.7	(1.9)	(0.6)
Change in uncertain tax positions	(5.0)	(4.0)	6.6	(4.3)	(4.5)	(1.4)
Change in tax rates	34.6	27.6	—	—	—	—
Foreign residual income	17.8	14.2	20.1	(13.3)	16.9	5.4
Nondeductible costs	6.1	4.8	2.8	(1.8)	2.8	0.9
Nondeductible transaction costs	—	—	2.8	(1.8)	2.8	0.9
Other items, net	0.5	0.3	1.2	(0.9)	2.0	0.6

Total income tax expense	$(37.9)	(30.2)%	$(80.3)	53.0%	$82.0	26.1%

        During the year ended September 30, 2016 and 2015, the Company recognized a $10.1 million and $19.4 million tax benefit related to U.S. tax incentives and credits that previously expired on December 31, 2014 and 2013, respectively, and were subsequently extended due to a change in tax law.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$150.5	$166.7
Net operating loss carryforwards	378.0	195.9
Self insurance reserves	24.7	46.8
Research and experimentation and other tax credits	125.3	43.0
Pension liability	180.9	165.6
Accrued liabilities	221.0	267.3
Other	4.3	11.4

Total deferred tax assets	1,084.7	896.7

Deferred tax liabilities:
Unearned revenue	(212.6)	(101.9)
Depreciation and amortization	(113.0)	(76.5)
Acquired intangible assets	(155.5)	(219.2)
Investment in subsidiaries	(261.4)	(239.2)

Total deferred tax liabilities	(742.5)	(636.8)

Valuation allowance	(183.8)	(239.4)

Net deferred tax assets	$158.4	$20.5

        As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of September 30, 2016, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $3.8 million if and when such deferred tax assets are ultimately realized.

        As of September 30, 2016, the Company has available unused federal, state and foreign net operating loss (NOL) carryforwards of $503.8 million, $960.1 million and $789.6 million, respectively, which expire at various dates over the next several years; some foreign NOL carryforwards never expire. In addition, as of September 30, 2016, the Company has unused federal and state research and development credits of $67.4 million and $19.2 million, respectively, and California Enterprise Zone Tax Credits of $6.2 million.

        As of September 30, 2016 and 2015, gross deferred tax assets were $1,084.7 million and $896.7 million, respectively. The Company has recorded a valuation allowance of approximately $183.8 million and $239.4 million at September 30, 2016 and 2015, respectively, primarily related to state and foreign net operating loss carryforwards and credits and deferred tax assets related to certain pension obligations (primarily in the United Kingdom and Canada). The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $900.9 million will be realized and, as such, no additional valuation allowance has been provided. The net decrease in the valuation allowance of $55.6 million is primarily attributable to the release of $36.2 million of valuation allowances for the United Kingdom and Australia, $27.2 million impact from the change in the United Kingdom tax rate and the utilization of $10.7 million of foreign net operating loss carryforwards in the current year, partially offset by increases in valuation allowances for unbenefitable losses.

        Upon the acquisition of URS in October 2014, the Company had previously recorded a valuation allowance primarily against foreign net operating losses and deferred tax assets related to the pension obligation, consistent with those described above. Tax jurisdictions largely contributing to the URS related valuation allowance included $92.8 million recorded for the United Kingdom, $22.5 million recorded for Canada, $9.3 million recorded for the United States and $2.9 million recorded for Australia. In its determination of the realizability of its deferred tax assets, the Company evaluated positive evidence consisting of positive earnings trends over a sustainable period, positive economic conditions in the industries we operate in, possible prudent and feasible tax planning strategies (net of costs to implement the tax planning strategies) and actual usage of net operating loss and tax credit carryforwards. The Company also evaluated negative evidence consisting of significant net operating loss carryforwards, the cumulative history of losses in recent years, restriction on usage of losses under relevant tax laws, projections of future operations and economic downturns in the industries that we operate in. This evaluation was conducted on a tax jurisdictional basis or legal entity basis, as applicable, and based on the weighing of all positive and negative evidence, a determination was made as to the realizability of the deferred tax assets on that same basis.

        Certain valuation allowances in the amount of $23.3 million in the United Kingdom have been released due to sufficient positive evidence obtained during the year ended September 30, 2016. We evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence includes reaching a position of cumulative income over a three year period and the use of net operating losses on a taxable basis. In addition, the Company's United Kingdom affiliate has strong projected earnings in the United Kingdom.

        During the third quarter of 2016, the Company's Australian affiliate made an election in Australia to combine the tax results of the URS Australia business with the AECOM Australia business. This election resulted in the ability to utilize the URS Australia businesses' deferred tax assets against the combined future earnings of the Australian group and accordingly, the valuation allowance of $12.9 million was released.

        Generally, the Company would reverse its valuation allowance in a particular tax jurisdiction if the positive evidence examined, such as projected and sustainable earnings or a tax-planning strategy that allows for the usage of the deferred tax asset, is sufficient to overcome significant negative evidence, such as large net operating loss carryforwards or a cumulative history of losses in recent years. Given the current and forecasted earnings trend in the United Kingdom, sufficient positive evidence in the form of sustained earnings may become available in 2017 to release all or a portion of the related valuation allowance. Certain operations in Canada continue to forecast losses and the valuation allowances could be reduced if

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

the earnings trends reverse. In the United States, the valued deferred tax assets have a restricted life or use under relevant tax law and, therefore, it is unlikely that the valuation allowance related to these assets will reverse. In addition, the Company is continually investigating tax planning strategies that, if prudent and feasible, may be implemented to realize a deferred tax asset that would otherwise expire unutilized. The identification and internal/external approval (as relevant) of such a prudent and feasible tax planning strategy could cause a reduction in the valuation allowance.

        As of September 30, 2016 and 2015, the Company has remaining tax-deductible goodwill of $210.8 million and $261.2 million, respectively, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 15 years.

        Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.6 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional US or foreign income tax liability upon repatriaton, although the calculation of such additional taxes is not practicable. The Company has recorded a deferred tax liability in the amount of $113.2 million relating to certain foreign subsidiaries for which the basis differences are not intended to be reinvested indefinitely.

        As of September 30, 2016 and 2015, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $96.8 million and $107.6 million, respectively. The gross unrecognized tax benefits as of September 30, 2016 and 2015 were $87.9 million and $95.2 million, respectively, excluding interest, penalties, and related tax benefit. Of the $87.9 million, approximately $71.6 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
	(in millions)
Balance at the beginning of the year	$95.2	$47.5
Gross increase due to acquisitions	—	49.4
Gross increase in current period's tax positions	7.6	6.0
Gross increase in prior years' tax positions	5.2	6.4
Gross decrease in prior years' tax positions	(16.6)	(0.2)
Decrease due to settlement with tax authorities	(3.2)	(2.0)
Decrease due to lapse of statute of limitations	(1.8)	(4.6)
Gross change due to foreign exchange fluctuations	1.5	(7.3)

Balance at the end of the year	$87.9	$95.2

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2016, the accrued interest and penalties were $12.5 million and $2.6 million, respectively, excluding any related income tax benefits. At September 30, 2015, the accrued interest and penalties, including balances acquired in the URS acquisition, were $13.9 million and $3.5 million, respectively, excluding any related income tax benefits.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

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

        The Company concluded its examination by the U.S. Internal Revenue Service for the fiscal years ended September 30, 2010 and September 30, 2011 in the fourth quarter of 2016, with no material adjustments. The U.S. Internal Revenue Service initiated an examination of URS for the years ended December 31, 2012, December 31, 2013 and October 17, 2014 in August 2016. With a few exceptions, the Company is no longer subject to U.S. state or non-U.S. income tax examinations by tax authorities for years before fiscal 2011.

        While it is reasonably possible that the total amounts of unrecognized tax benefits could significantly increase or decrease within the next twelve months, an estimate of the range of possible change cannot be made.

15. Earnings Per Share

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

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
	(in millions)
Denominator for basic earnings per share	154.8	149.6	97.2
Potential common shares	1.3	—	1.5

Denominator for diluted earnings per share	156.1	149.6	98.7

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other Financial Information

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
	(in millions)
Accrued salaries and benefits	$964.9	$852.2
Accrued contract costs	1,009.8	993.1
Other accrued expenses	410.1	322.5

	$2,384.8	$2,167.8

        Accrued contract costs above included professional liability accruals of $611.0 million as of September 30, 2016. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2016 and 2015. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the twelve months ended September 30, 2016.

        During the twelve months ended September 30, 2016, the Company recorded revenue and a noncurrent asset related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million. The actual amount of reimbursement may vary from the Company's expectation.

17. Reclassifications out of Accumulated Other Comprehensive Loss

        The accumulated balances and reporting period activities for the years ended September 30, 2016, 2015 and 2014 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2013	$(192.8)	$(66.4)	$(2.1)	$(261.3)
Other comprehensive (loss) before reclassification	(30.3)	(71.4)	(1.4)	(103.1)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	6.1	—	—	6.1
Cash flow hedge losses, net of tax	—	—	1.7	1.7

Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Reclassifications out of Accumulated Other Comprehensive Loss (Continued)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	5.8	(282.3)	(13.3)	(289.8)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	7.2	—	—	7.2
Cash flow hedge losses, net of tax	—	—	4.1	4.1

Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive income (loss) before reclassification	(171.5)	(63.6)	1.2	(233.9)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gains, net of tax	6.6	—	—	6.6
Cash flow hedge gains, net of tax	—	—	4.8	4.8

Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)

18. Commitments and Contingencies

        The Company records amounts representing its probable estimated liabilities relating to claims, guarantees, litigation, audits and investigations. The Company relies in part on qualified actuaries to assist it in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company's claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations. The Company's reasonably possible loss disclosures are presented on a gross basis prior to the consideration of insurance recoveries. The Company does not record gain contingencies until they are realized. In the ordinary course of business, the Company may not be aware that it or its affiliates are under investigation and may not be aware of whether or not a known investigation has been concluded.

        In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in certain circumstances such as for warranties. The Company may also

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

        At September 30, 2016, the Company was contingently liable in the amount of approximately $474.5 million in issued standby letters of credit and $3.3 billion in issued surety bonds primarily to support project execution.

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

        Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs may exceed $100 million over the contracted amounts. In addition, WGI Ohio assets and liabilities, including the value of the above costs and claims, were also measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio's parent company, see Note 3, which is reevaluated to account for developments pertaining to this matter.

        WGI Ohio can provide no certainty that it will recover the DOE claims and fees submitted in December 2014, as well as any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company's results of operations.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

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

        On May 31, 2016, AECOM Australia and other parties to the class action lawsuit entered into a conditional settlement aggregating to $91 million (U.S. Dollars) with the class action applicants on a "no admissions" basis. The Federal Court of Australia conducted a hearing on August 10, 2016 and approved the settlement amount and all claims between the parties have been released. The class action settlement did not have a material impact on the Company's financial results.

  DOE Hanford Nuclear Reservation

        URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC (collectively the URS Affiliates) perform services under multiple contracts (including under the Waste Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE's Hanford nuclear reservation that have been subject to various government investigations or litigation matters:

  •
  Waste Treatment Plant government investigation: The federal government is conducting an investigation into the Company's affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant. The federal government and URS Energy & Construction have engaged in settlement discussions towards a resolution of this matter.

  •
  Tank Farms government investigation: The federal government is conducting an investigation regarding the time keeping of employees at the Company's joint venture, Washington River Protection Solutions LLC, when the joint venture took over as the prime contractor from another federal contractor. The federal government and Washington River Protection Solutions LLC have engaged in advanced settlement discussions and Washington River Protection Solutions LLC reassessed its estimate of the matter, which is not expected to have a material impact.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

  •
  River Corridor litigation: The federal government has partially intervened with a relator in a Qui Tam complaint filed in the Eastern District of Washington in December 2013 against the Company's joint venture, Washington Closure Hanford LLC, alleging that its contracting procedures under the Small Business Act violated the False Claims Act. On October 2015, Washington Closure Hanford LLC's motion to dismiss the claim was partially denied.

        The URS Affiliates periodically reevaluate the estimated fair value of liabilities assumed from URS Corporation, including the legal related liabilities described above and in Note 3, to account for developments related to the Hanford matters. The URS Affiliates dispute the Waste Treatment Plant and River Corridor matters and intend to continue to defend these ongoing matters vigorously, although the URS Affiliates are engaging in the settlement discussions noted above. The URS Affiliates cannot provide assurances that they will be successful in these defense or settlement efforts. The potential range of loss and any difference from the current accrual cannot be reasonably estimated at this time, primarily due to the fact that these matters involve complex and unique environmental and regulatory issues; each project site contains multiple parties, including various local, state and federal government agencies; conflicts of law between local, state and federal regulations; substantial uncertainty regarding any alleged damages; and the various stages of the government investigations or litigation matters.

  Securities Litigation Matter

        On September 1, 2016, William Graves, an AECOM stockholder, filed a securities class action complaint in the United States District Court for the Central District of California alleging that the Company and its senior executives made materially false and misleading statements in violation of the federal securities laws. The Company believes the complaint is without merit and intends to vigorously defend against it. While no assurance can be given as to the ultimate outcome of this action, the Company believes that the final resolution of this action will not have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

19. Reportable Segments and Geographic Information

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

        The following tables set forth summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
Fiscal Year Ended September 30, 2016:
Revenue	$7,655.8	$6,501.3	$3,253.7	$—	$17,410.8
Gross profit	382.5	31.1	229.2	—	642.8
Equity in earnings of joint ventures	8.9	18.2	76.9	—	104.0
General and administrative expenses	—	—	—	(115.1)	(115.1)
Acquisition and integration expenses	—	—	—	(213.6)	(213.6)
Loss on disposal activities	—	(42.6)	—	—	(42.6)
Operating income (loss)	391.4	6.7	306.1	(328.7)	375.5
Segment assets	6,655.7	3,556.2	2,692.7	822.1	13,726.7
Gross profit as a % of revenue	5.0%	0.5%	7.0%		3.7%
Fiscal Year Ended September 30, 2015:
Revenue	$7,962.9	$6,676.7	$3,350.3	$—	$17,989.9
Gross profit	299.3	42.8	193.1	—	535.2
Equity in earnings of joint ventures	6.6	23.0	76.6	—	106.2
General and administrative expenses	—	—	—	(114.0)	(114.0)
Acquisition and integration expenses	—	—	—	(398.4)	(398.4)
Operating income (loss)	305.9	65.8	269.7	(512.4)	129.0
Segment assets	7,118.2	3,382.4	2,903.9	609.8	14,014.3
Gross profit as a % of revenue	3.8%	0.6%	5.8%		3.0%
Fiscal Year Ended September 30, 2014:
Revenue	$5,443.1	$2,004.3	$909.4	$—	$8,356.8
Gross profit	330.3	29.3	43.6	—	403.2
Equity in earnings of joint ventures	35.5	6.0	16.4	—	57.9
General and administrative expenses	—	—	—	(80.9)	(80.9)
Acquisition and integration expenses	—	—	—	(27.3)	(27.3)
Operating income (loss)	365.8	35.3	60.0	(108.2)	352.9
Segment assets	4,064.5	1,256.4	437.5	365.0	6,123.4
Gross profit as a % of revenue	6.1%	1.5%	4.8%		4.8%

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2016		September 30, 2015		September 30, 2014
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$12,567.0	4,763.9	$12,599.6	4,852.5	$4,933.7	1,603.7
Asia Pacific	1,278.3	394.0	1,385.3	426.4	1,338.2	340.5
Canada	866.5	615.7	1,308.3	641.0	561.1	146.7
Europe	1,904.2	1,368.4	1,796.9	1,496.2	788.2	270.8
Other foreign countries	794.8	412.5	899.8	352.1	735.6	209.5

Total	$17,410.8	7,554.5	$17,989.9	7,768.2	$8,356.8	2,571.2

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20. Major Clients

        Other than the U.S. federal government, no single client accounted for 10% or more of the Company's revenue in any of the past five fiscal years. Approximately 23%, 24%, and 15% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2016, 2015 and 2014, respectively. One of these contracts accounted for approximately 3%, 2%, and 3% of the Company's revenue in the years ended September 30, 2016, 2015 and 2014, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$4,297.7	$4,381.2	$4,408.8	$4,323.1
Cost of revenue	4,156.8	4,197.8	4,237.5	4,175.9

Gross profit	140.9	183.4	171.3	147.2
Equity in earnings of joint ventures	25.2	39.1	18.5	21.2
General and administrative expenses	(28.7)	(29.5)	(28.7)	(28.2)
Acquisition and integration expenses	(41.0)	(50.7)	(50.7)	(71.2)
Loss on disposal activities	(41.0)	(1.6)	—	—

Income from operations	55.4	140.7	110.4	69.0
Other income (expenses)	3.0	0.8	1.5	2.9
Interest expense	(59.5)	(62.7)	(62.6)	(73.3)

(Loss) / income before income tax expense	(1.1)	78.8	49.3	(1.4)
Income tax (benefit) expense	(0.7)	12.2	(35.1)	(14.3)

Net (loss) / income	(0.4)	66.6	84.4	12.9
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(20.0)	(24.7)	(17.0)	(5.7)

Net (loss) / income attributable to AECOM	$(20.4)	$41.9	$67.4	$7.2

Net (loss) / income attributable to AECOM per share:
Basic	$(0.13)	$0.27	$0.44	$0.05
Diluted	$(0.13)	$0.27	$0.43	$0.05
Weighted average common shares outstanding:
Basic	153.6	154.3	154.9	156.3
Diluted	153.6	155.4	156.2	157.9

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2015:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$4,210.5	$4,506.2	$4,549.5	$4,723.7
Cost of revenue	4,075.7	4,403.0	4,422.9	4,553.1

Gross profit	134.8	103.2	126.6	170.6
Equity in earnings of joint ventures	23.9	24.7	27.7	29.9
General and administrative expenses	(34.3)	(29.8)	(24.4)	(25.5)
Acquisition and integration expenses	(138.5)	(91.6)	(88.5)	(79.8)

Income from operations	(14.1)	6.5	41.4	95.2
Other income (expenses)	2.6	(1.0)	10.1	7.4
Interest expense	(118.7)	(60.7)	(60.2)	(60.0)

(Loss) income before income tax expense	(130.2)	(55.2)	(8.7)	42.6
Income tax (benefit) expense	(12.1)	(75.8)	(8.5)	16.1

Net (loss) income	(118.1)	20.6	(0.2)	26.5
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(20.9)	(20.3)	(17.0)	(25.4)

Net (loss) income attributable to AECOM	$(139.0)	$0.3	$(17.2)	$1.1

Net (loss) income attributable to AECOM per share:
Basic	$(0.98)	$—	$(0.11)	$0.01
Diluted	$(0.98)	$—	$(0.11)	$0.01
Weighted average common shares outstanding:
Basic	141.9	151.1	151.7	153.8
Diluted	141.9	152.8	151.7	155.2

22. Condensed Consolidating Financial Information

        As discussed in Note 8, on October 6, 2014, AECOM issued $800.0 million aggregate principal amount of its 2022 Notes and $800.0 million aggregate principal amount of its 2024 Notes in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). AECOM filed a Registration Statement on Form S-4 relating to the offer to exchange the Notes for new 5.75% Senior Notes due 2022 and 5.875% Senior Notes due 2024 that was declared effective by the SEC on September 29, 2015. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of AECOM's directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
(in millions)
September 30, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.8	$183.7	$506.6	$—	$692.1
Accounts receivable—net	—	2,034.0	2,497.5	—	4,531.5
Intercompany receivable	760.7	151.7	152.0	(1,064.4)	—
Prepaid expenses and other current assets	98.7	336.2	295.2	—	730.1
Income taxes receivable	28.7	—	18.4	—	47.1

TOTAL CURRENT ASSETS	889.9	2,705.6	3,469.7	(1,064.4)	6,000.8
PROPERTY AND EQUIPMENT—NET	169.3	236.5	239.2	—	645.0
DEFERRED TAX ASSETS—NET	265.2	—	129.8	(223.5)	171.5
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,031.7	1,408.4	58.4	(7,498.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	48.6	281.2	—	330.5
GOODWILL	—	3,286.6	2,537.2	—	5,823.8
INTANGIBLE ASSETS—NET	—	334.0	145.4	—	479.4
OTHER NON-CURRENT ASSETS	65.2	71.4	139.1	—	275.7

TOTAL ASSETS	$7,422.0	$8,091.1	$7,000.0	$(8,786.4)	$13,726.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.1	$7.3	$15.9	$—	$26.3
Accounts payable	45.8	907.0	958.1	—	1,910.9
Accrued expenses and other current liabilities	201.2	1,137.1	1,046.5	—	2,384.8
Accrued taxes payable	—	—	10.8	—	10.8
Intercompany payable	114.1	857.9	208.8	(1,180.8)	—
Billings in excess of costs on uncompleted contracts	—	237.5	394.4	—	631.9
Current portion of long-term debt	108.2	222.1	9.7	—	340.0

TOTAL CURRENT LIABILITIES	472.4	3,368.9	2,644.2	(1,180.8)	5,304.7
OTHER LONG-TERM LIABILITIES	115.7	349.3	632.4	—	1,097.4
DEFERRED TAX LIABILITY—NET	—	236.6	—	(223.5)	13.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	563.5	(563.5)	—
LONG-TERM DEBT	3,468.0	273.4	17.6	—	3,759.0

TOTAL LIABILITIES	4,056.1	4,228.2	3,857.7	(1,967.8)	10,174.2
TOTAL AECOM STOCKHOLDERS' EQUITY	3,365.9	3,862.9	2,956.7	(6,818.6)	3,366.9
Noncontrolling interests	—	—	185.6	—	185.6

TOTAL STOCKHOLDERS' EQUITY	3,365.9	3,862.9	3,142.3	(6,818.6)	3,552.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,422.0	$8,091.1	$7,000.0	$(8,786.4)	$13,726.7

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
(in millions)

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$9,227.5	$8,265.3	$(82.0)	$17,410.8
Cost of revenue	—	8,909.4	7,940.6	(82.0)	16,768.0

Gross profit	—	318.1	324.7	—	642.8
Equity in earnings from subsidiaries	437.4	43.8	3.2	(484.4)	—
Equity in earnings of joint ventures	—	27.3	76.7	—	104.0
General and administrative expenses	(114.0)	(1.1)	—	—	(115.1)
Acquisition and integration expenses	(213.6)	—	—	—	(213.6)
Loss on disposal activities	—	—	(42.6)	—	(42.6)

Income (loss) from operations	109.8	388.1	362.0	(484.4)	375.5
Other income (expense)	0.8	34.7	12.7	(40.0)	8.2
Interest (expense) income	(231.7)	(23.6)	(42.8)	40.0	(258.1)

Income (loss) before income tax expense	(121.1)	399.2	331.9	(484.4)	125.6
Income tax (benefit) expense	(217.3)	114.3	27.8	37.3	(37.9)

Net income (loss)	96.2	284.9	304.1	(521.7)	163.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(67.4)	—	(67.4)

Net income (loss) attributable to AECOM	$96.2	$284.9	$236.7	$(521.7)	$96.1

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$8,749.5	$9,463.6	$(223.2)	$17,989.9
Cost of revenue	—	8,486.4	9,191.5	(223.2)	17,454.7

Gross profit	—	263.1	272.1	—	535.2
Equity in earnings from subsidiaries	321.3	(95.4)	(1.4)	(224.5)	—
Equity in earnings of joint ventures	—	20.0	86.2	—	106.2
General and administrative expenses	(112.2)	(1.8)	—	—	(114.0)
Acquisition and integration expenses	(346.9)	(51.5)	—	—	(398.4)

(Loss) income from operations	(137.8)	134.4	356.9	(224.5)	129.0
Other income (expense)	5.1	34.9	14.7	(35.6)	19.1
Interest (expense) income	(275.4)	(20.4)	(39.4)	35.6	(299.6)

(Loss) income before income tax expense	(408.1)	148.9	332.2	(224.5)	(151.5)
Income tax (benefit) expense	(253.3)	66.7	61.0	45.3	(80.3)

Net (loss) income	(154.8)	82.2	271.2	(269.8)	(71.2)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(83.6)	—	(83.6)

Net (loss) income attributable to AECOM	$(154.8)	$82.2	$187.6	$(269.8)	$(154.8)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$3,609.4	$4,781.9	$(34.5)	$8,356.8
Cost of revenue	—	3,451.6	4,536.5	(34.5)	7,953.6

Gross profit	—	157.8	245.4	—	403.2
Equity in earnings from subsidiaries	346.7	40.9	—	(387.6)	—
Equity in earnings of joint ventures	—	15.0	42.9	—	57.9
General and administrative expenses	(80.9)	—	—	—	(80.9)
Acquisition and integration expenses	(27.3)	—	—	—	(27.3)

Income (loss) from operations	238.5	213.7	288.3	(387.6)	352.9
Other income (loss)	0.5	0.9	2.0	(0.7)	2.7
Interest expense income	(37.7)	(0.7)	(3.1)	0.7	(40.8)

Income (loss) before income tax expense	201.3	213.9	287.2	(387.6)	314.8
Income tax (benefit) expense	(28.6)	34.3	69.5	6.8	82.0

Net income (loss)	229.9	179.6	217.7	(394.4)	232.8
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(2.9)	—	(2.9)

Net income (loss) attributable to AECOM	$229.9	$179.6	$214.8	$(394.4)	$229.9

Consolidating Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$96.2	$284.9	$304.1	$(521.7)	$163.5
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	2.6	—	3.4	—	6.0
Foreign currency translation adjustments	—	—	(65.3)	—	(65.3)
Pension adjustments, net of tax	(3.3)	(14.9)	(146.7)	—	(164.9)

Other comprehensive loss, net of tax	(0.7)	(14.9)	(208.6)	—	(224.2)

Comprehensive income (loss), net of tax	95.5	270.0	95.5	(521.7)	(60.7)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(65.7)	—	(65.7)

Comprehensive income (loss) attributable to AECOM, net of tax	$95.5	$270.0	$29.8	$(521.7)	$(126.4)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions)

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(273.6)	$623.7	$464.1	$—	$814.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(1.0)	(4.5)	—	(5.5)
Proceeds from disposal of businesses and property	—	—	39.7	—	39.7
Net investment in unconsolidated joint ventures	—	(3.9)	(67.6)	—	(71.5)
Net sales of investments	—	—	11.5	—	11.5
Payments for capital expenditures, net of disposals	(82.0)	(58.7)	3.9	—	(136.8)
Net receipts from (investment in) intercompany notes	5.3	176.1	(13.5)	(167.9)	—
Other intercompany investing activities	791.2	140.3	—	(931.5)	—

Net cash provided by (used in) investing activities	714.5	252.8	(30.5)	(1,099.4)	(162.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,673.0	17.6	15.6	—	4,706.2
Repayments of borrowings under credit agreements	(5,124.1)	(22.8)	(53.1)	—	(5,200.0)
Cash paid for debt and equity issuance costs	(10.4)	—	—	—	(10.4)
Proceeds from issuance of common stock	28.2	—	—	—	28.2
Proceeds from exercise of stock options	9.9	—	—	—	9.9
Payments to repurchase common stock	(25.9)	—	—	—	(25.9)
Excess tax benefit from share-based payment	—	—	—	—	—
Net distributions to noncontrolling interests	—	—	(103.2)	—	(103.2)
Other financing activities	7.9	(4.5)	(46.3)	—	(42.9)
Net borrowings (repayments) on intercompany notes	1.0	12.5	(181.4)	167.9	—
Other intercompany financing activities	—	(858.1)	(73.4)	931.5	—

Net cash used in financing activities	(440.4)	(855.3)	(441.8)	1,099.4	(638.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5.3)	—	(5.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.5	21.2	(13.5)	—	8.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	162.5	520.1	—	683.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.8	$183.7	$506.6	$—	$692.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(551.2)	$816.9	$498.7	$—	$764.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,564.2)	109.2	161.7	—	(3,293.3)
Proceeds from disposal of businesses and property	9.5	5.6	—	—	15.1
Net investment in unconsolidated joint ventures	—	(4.0)	(28.7)	—	(32.7)
Sales (purchases) of investments	37.3	—	(2.7)	—	34.6
Payments for capital expenditures, net of disposals	(51.9)	(15.8)	(1.7)	—	(69.4)
Receipts from intercompany notes receivable	95.6	128.6	—	(224.2)	—
Other intercompany investing activities	1,085.8	160.9	—	(1,246.7)	—

Net cash (used in) provided by investing activities	(2,387.9)	384.5	128.6	(1,470.9)	(3,345.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,464.6	29.9	87.2	—	6,581.7
Repayments of borrowings under credit agreements	(5,031.9)	(31.2)	(95.2)	—	(5,158.3)
Issuance of unsecured senior notes	1,600.0	—	—	—	1,600.0
Prepayment penalty on Unsecured Senior Notes	(55.6)	—	—	—	(55.6)
Cash paid for debt and equity issuance costs	(89.6)	—	—	—	(89.6)
Proceeds from issuance of common stock	25.6	—	—	—	25.6
Proceeds from exercise of stock options	11.1	—	—	—	11.1
Payments to repurchase common stock	(23.1)	—	—	—	(23.1)
Excess tax benefit from share-based payment	3.6	—	—	—	3.6
Net distributions to noncontrolling interests	—	—	(144.3)	—	(144.3)
Other financing activities	2.3	(4.1)	(29.5)	—	(31.3)
Intercompany notes repayments	—	—	(224.2)	224.2	—
Other intercompany financing activities	—	(1,119.3)	(127.4)	1,246.7	—

Net cash provided by (used in) financing activities	2,907.0	(1,124.7)	(533.4)	1,470.9	2,719.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(28.8)	—	(28.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32.1)	76.7	65.1	—	109.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33.4	85.8	455.0	—	574.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.3	$162.5	$520.1	$—	$683.9

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions)

	For the Fiscal Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(33.3)	$206.5	$187.4	$—	$360.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(55.0)	1.9	—	(53.1)
Cash acquired from consolidation of joint venture	—	—	19.0	—	19.0
Proceeds from disposal of businesses and property	—	—	3.6	—	3.6
Net investment in unconsolidated joint ventures	—	9.4	(61.6)	—	(52.2)
Sales of investments	—	—	2.7	—	2.7
Payments for capital expenditures, net of disposals	(14.3)	(17.8)	(30.7)	—	(62.8)
Receipts from intercompany notes receivable	146.7	—	—	(146.7)	—
Other intercompany investing activities	116.7	55.7	—	(172.4)	—

Net cash provided by (used in) investing activities	249.1	(7.7)	(65.1)	(319.1)	(142.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,769.3	—	39.9	—	1,809.2
Repayments of borrowings under credit agreements	(1,918.6)	(15.8)	(42.0)	—	(1,976.4)
Cash paid for debt and equity issuance costs	(8.1)	—	—	—	(8.1)
Proceeds from issuance of common stock	13.9	—	—	—	13.9
Proceeds from exercise of stock options	13.4	—	—	—	13.4
Payments to repurchase common stock	(34.9)	—	—	—	(34.9)
Excess tax benefit from share-based payment	0.7	—	—	—	0.7
Net distributions to noncontrolling interests	—	—	(30.2)	—	(30.2)
Other financing activities	(22.5)	0.8	0.3	—	(21.4)
Intercompany notes repayments	—	—	(146.7)	146.7	—
Other intercompany financing activities	—	(178.2)	5.8	172.4	—

Net cash used in financing activities	(186.8)	(193.2)	(172.9)	319.1	(233.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(10.5)	—	(10.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29.0	5.6	(61.1)	—	(26.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4.4	80.2	516.1	—	600.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33.4	$85.8	$455.0	$—	$574.2

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2016	$64.1	$16.4	$(20.5)	$0.4	$60.4
Fiscal Year 2015	$72.1	$26.9	$(31.2)	$(3.7)	$64.1
Fiscal Year 2014	86.4	17.3	(38.4)	6.8	72.1

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2016. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2016 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        During the third quarter of fiscal year 2016, we identified a material weakness in our internal controls over accounting for the acquisition of the URS Corporation related to (a) the alignment of accounting policies specific to forward loss reserves and (b) income tax accounts. To remediate the material weakness, we enhanced and revised the design of existing controls and procedures to properly apply forward loss and income tax accounting. During the fourth quarter of fiscal 2016, we successfully completed the testing necessary to conclude that the material weakness had been remediated.

        Except as noted above, our management, including our CEO and CFO, confirm that there were no other changes in our company's internal control over financial reporting during the last fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2016 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2016 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2016 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2016 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2016 year end.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2016 and 2015 and for each of the three years in the period ended September 30, 2016 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2016, 2015 and 2014.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 11, 2014, by and among AECOM Technology Corporation, ACM Mountain I, LLC, AECOM Global II, LLC (formerly ACM Mountain II, LLC) and URS Corporation.	8-K	2.1	7/14/2014
3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/14
3.4	Certificate of Amendment to the Company's Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Amended and Restated Bylaws.	8-K	3.2	1/9/2015
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Indenture, dated as of October 6, 2014, by and among AECOM Technology Corporation, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	10/8/2014
4.3	First Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Technology Corporation, the guarantors party thereto and U.S. Bank National Association.	10-K	4.10	11/17/2014

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
4.4		Second Supplemental Indenture, dated as of June 3, 2015, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	S-4	4.3	7/6/2015
4.5		Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association.	S-4	4.4	7/6/2015
4.6	†	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.7	†	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.02	3/20/2012
4.8	†	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.03	3/20/2012
4.9	†	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012
4.10	†	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.11		Fifth Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Global II, LLC, URS Fox U.S. LP and U.S. Bank National Association.	10-K	4.8	11/17/2014
4.12		Registration Rights Agreement, dated October 6, 2014, by and among AECOM Technology Corporation, AECOM Government Services, Inc., AECOM Technical Services, Inc., Tishman Construction Corporation, other Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	4.2	10/8/2014

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
4.13		Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014
4.14		Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.15		Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.16		Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/16
10.1	#	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997.	Form 10	10.12	1/29/2007
10.2	#	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan.	Form 10	10.13	1/29/2007
10.3	#	Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan.	Form 10	10.14	1/29/2007
10.4	#	Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan.	Form 10	10.15	1/29/2007
10.5	#	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997.	Form 10	10.16	1/29/2007

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.6	#	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan.	Form 10	10.17	1/29/2007
10.7	#	Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan.	Form 10	10.18	1/29/2007
10.8	#	1998 Management Supplemental Executive Retirement Plan.	Form 10	10.20	1/29/2007
10.9	#	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan.	Form 10	10.21	1/29/2007
10.10	#	Second Amendment, effective July 1, 1998, to the 1998 Management Supplemental Executive Retirement Plan.	Form 10	10.22	1/29/2007
10.11	#	Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan.	Form 10	10.23	1/29/2007
10.12	#	AECOM Management Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.				X
10.13	#	First Amendment, effective October 9, 2009, to the AECOM Management Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.				X
10.14	#	Second Amendment, effective December 30, 2015, to the AECOM Management Supplemental Executive Retirement Plan.	10-Q	10.2	2/10/2016
10.15	#	1996 Excess Benefit Plan restated at November 20, 1997.	Form 10	10.24	1/29/2007
10.16	#	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan.	Form 10	10.25	1/29/2007
10.17	#	Second Amendment, effective March 1, 2003, to the 1996 Excess Benefit Plan.	Form 10	10.26	1/29/2007
10.18	#	Third Amendment, effective April 1, 2004, to the 1996 Excess Benefit Plan.	Form 10	10.27	1/29/2007
10.19	#	AECOM Technology Corporation Excess Benefit Plan, as amended and restated effective January 1, 2005				X
10.20	#	First Amendment, effective October 9, 2009, to the AECOM Technology Corporation Excess Benefit Plan				X

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.21	#	AECOM Technology Corporaton Change in Control Severance Policy for Key Executives.	10-K	10/18	11/25/2015
10.22	#	Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman.	8-K	2.2	7/14/2010
10.23	#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015.	10-Q	10.2	2/11/2015
10.24	#	Employment Agreement between AECOM Technology Corporation and George L. Nash, Jr., effective as of January 1, 2015	10-Q	10.1	2/11/2015
10.25	#	AECOM Technology Corporation Employee Stock Purchase Plan.	S-8	4.3	5/24/2010
10.26	#	Amended and Restated AECOM Technology Corporation Employee Stock Purchase Plan.	10-Q	10.1	5/11/16
10.27	#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.28	#	Amended Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.29	#	Form of New and Amended Restricted Stock Unit Standard Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012
10.30	#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.31	#	AECOM 2016 Stock Incentive Plan.	S-8	99.1	3/2/2016
10.32	#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/16
10.33	#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/16
10.34	#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/16
10.35	#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/16

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.36	#	URS Corporation 2008 Equity Incentive Plan.	S-8	4.4	10/17/2014
10.37	#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.38	#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.39	#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.40	#	Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke.	8-K	10.1	3/12/2014
10.41	#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.42	#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016)	10-Q	10.1	8/10/2016
21.1		Subsidiaries of AECOM.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95		Mine Safety Disclosure				X
101.INS		XBRL Instance Document				X
101.SCH		XBRL Taxonomy Extension Schema				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase				X
101.LAB		XBRL Taxonomy Extension Labels Linkbase				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase				X

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

#
Management contract or compensatory plan or arrangement.

*
Document has been furnished and not filed.

†
Indicates a material agreement previously filed by URS Corporation, a public company acquired by AECOM on October 17, 2014.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM
By:	/s/ W. TROY RUDD W. Troy Rudd Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 15, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL S. BURKE Michael S. Burke	Chairman and Chief Executive Officer (Principal Executive Officer)	November 15, 2016
/s/ W. TROY RUDD W. Troy Rudd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 15, 2016
/s/ RONALD E. OSBORNE Ronald E. Osborne	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 15, 2016
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 15, 2016

Signature	Title	Date

/s/ SENATOR WILLIAM H. FRIST, M.D. Senator William H. Frist, M.D.	Director	November 15, 2016
/s/ LINDA GRIEGO Linda Griego	Director	November 15, 2016
/s/ DAVID W. JOOS David W. Joos	Director	November 15, 2016
/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 15, 2016
/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 15, 2016
/s/ DOUGLAS W. STOTLAR Douglas W. Stotlar	Director	November 15, 2016
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 15, 2016
/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 15, 2016