Form 10-Q
period 2016-12-30
AECOM
filed 2017-02-08
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 1, 2017, 155,315,517 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$560,513	$588,644
Cash in consolidated joint ventures	137,204	103,501
Total cash and cash equivalents	697,717	692,145
Accounts receivable—net	4,538,396	4,531,460
Prepaid expenses and other current assets	707,738	730,101
Income taxes receivable	41,250	47,065
TOTAL CURRENT ASSETS	5,985,101	6,000,771
PROPERTY AND EQUIPMENT—NET	634,916	644,992
DEFERRED TAX ASSETS—NET	136,442	171,508
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	343,874	330,485
GOODWILL	5,784,423	5,823,843
INTANGIBLE ASSETS—NET	449,785	479,439
OTHER NON-CURRENT ASSETS	174,455	218,898
TOTAL ASSETS	$13,508,996	$13,669,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$14,785	$26,303
Accounts payable	1,967,051	1,910,915
Accrued expenses and other current liabilities	2,168,508	2,384,815
Income taxes payable	10,774	10,774
Billings in excess of costs on uncompleted contracts	660,266	631,928
Current portion of long-term debt	343,944	340,021
TOTAL CURRENT LIABILITIES	5,165,328	5,304,756
OTHER LONG-TERM LIABILITIES	358,755	403,364
DEFERRED TAX LIABILITY—NET	12,887	13,097
PENSION BENEFIT OBLIGATIONS	660,797	694,073
LONG-TERM DEBT	3,751,342	3,702,157
TOTAL LIABILITIES	9,949,109	10,117,447

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2016; issued and outstanding 155,143,497 and 153,901,500 shares as of December 31 and September 30, 2016, respectively	1,551	1,539
Additional paid-in capital	3,620,291	3,604,519
Accumulated other comprehensive loss	(912,858)	(857,582)
Retained earnings	669,429	618,445
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,378,413	3,366,921
Noncontrolling interests	181,474	185,568
TOTAL STOCKHOLDERS’ EQUITY	3,559,887	3,552,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,508,996	$13,669,936

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2016	December 31, 2015

Revenue	$4,358,349	$4,297,651

Cost of revenue	4,188,376	4,156,793
Gross profit	169,973	140,858

Equity in earnings of joint ventures	21,471	25,263
General and administrative expenses	(32,639)	(28,639)
Acquisition and integration expenses	(15,412)	(41,038)
Loss on disposal activities	—	(41,053)
Income from operations	143,393	55,391

Other income	860	3,042
Interest expense	(53,637)	(59,518)
Income (loss) before income tax expense	90,616	(1,085)

Income tax expense (benefit)	24,838	(682)
Net income (loss)	65,778	(403)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(18,599)	(19,964)
Net income (loss) attributable to AECOM	$47,179	$(20,367)

Net income (loss) attributable to AECOM per share:
Basic	$0.31	$(0.13)
Diluted	$0.30	$(0.13)

Weighted average shares outstanding:
Basic	154,255	153,619
Diluted	157,993	153,619

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended
	December 31, 2016	December 31, 2015

Net income (loss)	$65,778	$(403)

Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	1,367	5,323
Foreign currency translation adjustments	(73,924)	(97,694)
Pension adjustments, net of tax	16,973	689
Other comprehensive loss, net of tax	(55,584)	(91,682)
Comprehensive income (loss), net of tax	10,194	(92,085)
Noncontrolling interests in comprehensive loss of consolidated subsidiaries, net of tax	(18,291)	(18,337)
Comprehensive loss attributable to AECOM, net of tax	$(8,097)	$(110,422)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65,778	$(403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,916	111,018
Equity in earnings of unconsolidated joint ventures	(21,471)	(25,263)
Distribution of earnings from unconsolidated joint ventures	24,370	39,370
Non-cash stock compensation	21,337	21,500
Excess tax benefit from share-based payment	—	(3,324)
Foreign currency translation	(15,387)	(54,312)
Pension curtailment and settlement gains	—	(7,818)
Loss on disposal activities	—	41,053
Other	(3,077)	2,892
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	47,064	29,119
Prepaid expenses and other current and non-current assets	(14,728)	(6,075)
Accounts payable	55,460	53,522
Accrued expenses and other current liabilities	(144,301)	(140,765)
Billings in excess of costs on uncompleted contracts	26,019	18,068
Other long-term liabilities	(30,473)	(527)
Net cash provided by operating activities	77,507	78,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of businesses	—	37,567
Net investment in unconsolidated joint ventures	(18,133)	(7,724)
Proceeds from sales of investments	300	11,201
Payments for purchase of investments	—	(214)
Proceeds from disposal of property and equipment	2,557	21,940
Payments for capital expenditures	(23,584)	(22,783)
Net cash (used in) provided by investing activities	(38,860)	39,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,634,781	1,222,663
Repayments of borrowings under credit agreements	(1,607,380)	(1,304,882)
Cash paid for debt and equity issuance costs	—	(1,178)
Proceeds from issuance of common stock	9,875	6,894
Proceeds from exercise of stock options	2,067	3,013
Payments to repurchase common stock	(17,494)	(17,343)
Excess tax benefit from share-based payment	—	3,324
Net distributions to noncontrolling interests	(21,938)	(37,785)
Other financing activities	(26,280)	(12,950)
Net cash used in financing activities	(26,369)	(138,244)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,706)	(5,647)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,572	(25,849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	692,145	683,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$697,717	$658,044

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2016 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report.

The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017.

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

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance was effective for the Company’s fiscal year beginning October 1, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. This guidance was effective for the Company’s fiscal year beginning October 1, 2016, which resulted in the reclassifications of $54.0 million and $56.8 million of unamortized debt issuance costs at December 31 and September 30, 2016, respectively, from other non-current assets to long-term debt.

In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity’s fiscal year-end date and apply that practical expedient consistently from year to year. This guidance was effective for the Company’s fiscal year beginning October 1, 2016 and did not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company has elected early adoption of this standard in the first quarter of fiscal year 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The new guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the Company’s fiscal year starting October 1, 2020. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one acquisition during the year ended September 30, 2016 for total consideration of $5.5 million. The business combination did not meet the quantitative thresholds to require separate disclosures based on the Company’s consolidated net assets, investments and net income. The acquisition was accounted for under the purchase method of accounting. As such, the purchase consideration was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The Company paid total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS’s senior notes totaling $0.4 billion, net of Company repayments. The Company repaid in full URS’s $0.6 billion 2011 term loan and $0.1 billion of URS’s revolving line of credit.

The Company acquired backlog and customer relationship intangible assets valued at $973.8 million representing the fair value of existing contracts and the underlying customer relationships, and have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years) in connection with the URS acquisition. Acquired accrued expenses and other current liabilities include URS project liabilities and approximately $240 million related to estimated URS legal settlements and uninsured legal damages; see Note 14, Commitments and Contingencies, including legal matters related to former URS affiliates.

Amortization of intangible assets relating to URS, included in cost of revenue, was $20.9 million and $59.0 million during the three months ended December 31, 2016 and 2015, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $2.0 million and ($2.1) million, respectively, during the three months ended December 31, 2016 and $9.7 million and ($5.7) million, respectively, during the three months ended December 31, 2015 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS. This margin fair value liability was $149.1 million at the acquisition date and its carrying value was $13.3 million at December 31, 2016, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The majority of this liability was recognized over the first two years from the acquisition date. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended December 31, 2016 and 2015 was $1.6 million and $15.1 million, respectively.

Acquisition and integration expenses, relating to the acquisition of URS, in the accompanying consolidated statements of operations comprised of the following (in millions):

	Three months ended Dec 31,
	2016	2015

Severance and personnel costs	$11.5	$6.6
Professional service, real estate-related, and other expenses	3.9	34.4
Total	$15.4	$41.0

Included in severance and personnel costs for the three months ended December 31, 2016 and 2015 was $8.7 million and $6.6 million of severance expenses, respectively, of which $0 and $4.3 million was paid as of December 31, 2016 and 2015, respectively. All acquisition and integration expenses are classified within the Corporate segment, as presented in Note 15.

Interest expense in the consolidated statements of operations for the three months ended December 31, 2016 and 2015 included acquisition related financing expenses of $2.8 million and $4.1 million, respectively.

Loss on disposal activities of $41.0 million in the accompanying Statements of Operations for the three months ended December 31, 2015 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $99.6 million. Income from operations included losses incurred by non-core businesses of $7.1 million during the three months ended December 31, 2015.

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2016 were as follows:

	September 30, 2016	Post- Acquisition Adjustments	Foreign Exchange Impact	Disposed	December 31, 2016
	(in millions)
Design and Consulting Services	$3,198.2	$—	$(22.1)	$—	$3,176.1
Construction Services	915.2	—	(4.9)	—	910.3
Management Services	1,710.4	—	(12.4)	—	1,698.0
Total	$5,823.8	$—	$(39.4)	$—	$5,784.4

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31 and September 30, 2016, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2016			September 30, 2016
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,242.9	$(793.1)	$449.8	$1,247.1	$(767.7)	$479.4	1 – 11
Trademark / tradename	16.4	(16.4)	—	16.4	(16.4)	—	0.3 - 2
Total	$1,259.3	$(809.5)	$449.8	$1,263.5	$(784.1)	$479.4

Amortization expense of acquired intangible assets included within cost of revenue was $25.4 million and $65.1 million for the three months ended December 31, 2016 and 2015, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2017 and for the succeeding years:

Fiscal Year	(in millions)
2017 (nine months remaining)	$72.1
2018	81.5
2019	76.3
2020	64.4
2021	54.6
Thereafter	100.9
Total	$449.8

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	December 31, 2016	September 30, 2016
	(in millions)
Billed	$2,200.5	$2,267.6
Unbilled	1,941.8	1,890.2
Contract retentions	456.0	434.1
Total accounts receivable—gross	4,598.3	4,591.9
Allowance for doubtful accounts	(59.9)	(60.4)
Total accounts receivable—net	$4,538.4	$4,531.5

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2016 and September 30, 2016 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2016 and September 30, 2016.

The Company sold trade receivables to financial institutions, of which $375.1 million and $356.3 million were outstanding as of December 31, 2016 and September 30, 2016, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2016	September 30, 2016
	(in millions)
Current assets	$591.6	$684.1
Non-current assets	236.1	230.8
Total assets	$827.7	$914.9

Current liabilities	$386.3	$407.4
Non-current liabilities	12.4	12.4
Total liabilities	398.7	419.8
Total AECOM equity	255.6	318.0
Noncontrolling interests	173.4	177.1
Total owners’ equity	429.0	495.1
Total liabilities and owners’ equity	$827.7	$914.9

Total revenue of the consolidated joint ventures was $456.9 million and $485.2 million for the three months ended December 31, 2016 and 2015, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	December 31, 2016	September 30, 2016
	(in millions)
Current assets	$1,417.6	$1,407.0
Non-current assets	513.6	499.4
Total assets	$1,931.2	$1,906.4

Current liabilities	$1,021.2	$977.3
Non-current liabilities	162.3	146.2
Total liabilities	1,183.5	1,123.5
Joint ventures’ equity	747.7	782.9
Total liabilities and joint ventures’ equity	$1,931.2	$1,906.4

AECOM’s investment in joint ventures	$343.9	$330.5

	Three Months Ended
	December 31, 2016	December 31, 2015
	(in millions)
Revenue	$1,142.0	$1,228.1
Cost of revenue	1,085.8	1,169.2
Gross profit	$56.2	$58.9
Net income	$54.3	$48.9

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2016	December 31, 2015
	(in millions)
Pass through joint ventures	$7.5	$4.8
Other joint ventures	13.9	20.4
Total	$21.4	$25.2

6.              Pension Benefit Obligations

In the U.S., the Company sponsors various qualified defined benefit pension plans. The legacy AECOM defined benefit plan covers substantially all permanent AECOM employees hired as of March 31, 1998. Benefits under these plans generally are based on the employee’s years of creditable service and compensation. The Company adopted an amendment to freeze benefits under the URS Federal Services, Inc. Employees Retirement Plan during the three months ended December 31, 2015, which resulted in the curtailment gain listed below. All U.S. defined benefit plans are closed to new participants and have frozen accruals.

The Company also sponsors various non-qualified plans in the U.S.; all of these plans are frozen. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

The following table details the components of net periodic cost for the Company’s pension plans for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31, 2016		December 31, 2015
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.1	$0.3	$1.8	$0.3
Interest cost on projected benefit obligation	4.8	7.0	5.7	10.5
Expected return on plan assets	(7.8)	(10.2)	(7.8)	(12.8)
Amortization of prior service cost	—	(0.1)	—	(0.1)
Amortization of net loss	1.1	3.2	1.0	1.4
Curtailment gain recognized	—	—	(6.8)	—
Settlement (gain) loss recognized	—	—	(1.0)	0.1
Net periodic (benefit) cost	$(0.8)	$0.2	$(7.1)	$(0.6)

The total amounts of employer contributions paid for the three months ended December 31, 2016 were $2.6 million for U.S. plans and $5.7 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2017 are $7.2 million for U.S. plans and $18.3 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	December 31, 2016	September 30, 2016
	(in millions)
2014 Credit Agreement	$1,996.1	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	427.3	427.7
Other debt	140.6	142.7
Total debt	4,164.0	4,125.3
Less: Current portion of debt and short-term borrowings	(358.7)	(366.3)
Less: Unamortized debt issuance costs	(54.0)	(56.8)
Long-term debt	$3,751.3	$3,702.2

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2016:

Fiscal Year
2017 (nine months remaining)	$324.8
2018	128.6
2019	119.6
2020	114.2
2021	1,524.5
Thereafter	1,952.3
Total	$4,164.0

2014 Credit Agreement

The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement’s term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

On December 22, 2015, the Credit Agreement was amended to further revise the definition of “Consolidated EBITDA” by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving its international subsidiaries.

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

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.4 at December 31, 2016. The Company’s Consolidated Interest Coverage Ratio was 4.6 at December 31, 2016. As of December 31, 2016, the Company was in compliance with the covenants of the Credit Agreement.

At December 31, 2016 and September 30, 2016, outstanding standby letters of credit totaled $51.4 million and $92.3 million, respectively, under the Company’s revolving credit facilities. As of December 31, 2016 and September 30, 2016, the Company had $862.1 million and $888.4 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of December 31, 2016, the estimated fair value of its 2014 Senior Notes was approximately $842.0 million for the 2022 Notes and $848.0 million for the 2024 Notes. The fair value of the Notes as of December 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

The Company was in compliance with the covenants relating to the Notes as of December 31, 2016.

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

As of December 31, 2016, the estimated fair value of the URS Senior Notes was approximately $179.2 million for the 2017 URS Senior Notes and $251.0 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of December 31, 2016 was $179.7 million for the 2017 URS Senior Notes and $247.6 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of December 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of December 31, 2016, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2016 and September 30, 2016, these outstanding standby letters of credit totaled $413.5 million and $382.2 million, respectively. As of December 31, 2016, the Company had $534.9 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2016 and 2015 was 4.2% and 4.2%, respectively.

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

December 31, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

The notional principal of outstanding foreign currency forward contracts to purchase Australian dollars (AUD) was AUD 44.1 million (or $32.9 million) and AUD 58.6 million (or $43.4 million) at December 31, 2016 and September 30, 2016, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2016 and 2015.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at December 31, 2016 or 2015.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the three months ended December 31, 2016 and 2015. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency contracts were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of December 31, 2016 and September 30, 2016 was $22 million and $39 million, respectively, which decreased due to payments during the three months ended December 31, 2016. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. After the initial recording of this liability as a part of purchase accounting, there were no material subsequent changes in fair value through December 31, 2016. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the three months ended December 31 was as follows:

	2016		2015
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.9	$30.36	1.3	$28.26
Options granted	—	—	—	—
Options exercised	(0.1)	25.46	(0.2)	23.94
Options forfeited or expired	—	—	—	—
Outstanding at December 31	0.8	30.86	1.1	28.92

Vested and expected to vest in the future as of December 31	0.8	$30.86	1.1	$28.92

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established performance or market objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $38.16 and $29.92 during the three months ended December 31, 2016 and 2015, respectively. The weighted average grant date fair value of restricted stock unit awards were $38.08 and $29.92 during the three months ended December 31, 2016 and 2015, respectively. Total compensation expense related to share-based payments including stock options was $21.3 million and $21.5 million during the three months ended December 31, 2016 and 2015, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2016 and September 30, 2016 was $149.8 million and $91.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

The Company’s effective tax rate from continuing operations was 27.4% and 62.9% for the three months ended December 31, 2016 and 2015, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three month period ended December 31, 2016 were a $4.1 million benefit of the effect of the favorable tax impacts of changes in the geographical mix of income and a benefit related to non-controlling interests partially offset by an increase in valuation allowances regarding the realizability of certain current year foreign losses. These items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws and their interpretations which upon enactment include possible tax reform contemplated in the United States and other jurisdictions around the world arising from the result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation Development which, if finalized and adopted, could have a material impact on the Company’s income tax expense and deferred tax balances.

The Company believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, will not result in a material change in the liability for uncertain tax positions.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.6 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable. The Company has a deferred tax liability in the amount of $113.2 million relating to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely.

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2016, equity awards excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three months ended December 31, 2015 excluded 1.2 million of potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2016	December 31, 2015
	(in millions)
Denominator for basic earnings per share	154.3	153.6
Potential common shares	3.7	—
Denominator for diluted earnings per share	158.0	153.6

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2016	September 30, 2016
	(in millions)
Accrued salaries and benefits	$887.5	$964.9
Accrued contract costs	991.6	1,009.8
Other accrued expenses	289.4	410.1
	$2,168.5	$2,384.8

Accrued contract costs above include balances related to professional liability accruals of $574.5 million and $611.0 million as of December 31, 2016 and September 30, 2016, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2016 and September 30, 2016. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the three months ended December 31, 2016.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at December 31, 2016. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2016 and 2015 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive (loss) income before reclassification	13.7	(73.5)	0.7	(59.1)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.2	—	—	3.2
Cash flow hedge losses, net of tax	—	—	0.6	0.6
Balances at December 31, 2016	$(352.0)	$(557.2)	$(3.7)	$(912.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive income (loss) before reclassification	(1.0)	(96.1)	4.0	(93.1)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.7	—	—	1.7
Cash flow hedge losses, net of tax	—	—	1.3	1.3
Balances at December 31, 2015	$(203.3)	$(516.2)	$(5.7)	$(725.2)

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

At December 31, 2016 and September 30, 2016, the Company was contingently liable in the amount of approximately $464.9 million and $474.5 million, respectively, in issued standby letters of credit and $3.6 billion and $3.3 billion, respectively, in issued surety bonds primarily to support project execution.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs may exceed $100 million over the contracted amounts. In addition, WGI Ohio assets and liabilities, including the value of the above costs and claims, were also measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio’s parent company, see Note 3, which has been reevaluated to account for developments pertaining to this matter.

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

DOE Hanford Nuclear Reservation

URS Energy and Construction, Washington River Protection Solutions LLC and Washington Closure Hanford LLC (collectively the URS Affiliates) perform services under multiple contracts (including under the Waste Treatment Plant contract, the Tank Farm contract and the River Corridor contract) at the DOE’s Hanford nuclear reservation that have been subject to various government investigations or litigation matters:

•                  Waste Treatment Plant government investigation and litigation: The federal government has conducted an investigation into the Company’s affiliate, URS Energy & Construction, a subcontractor on the Waste Treatment Plant, regarding contractual compliance and various technical issues in the design, development and construction of the Waste Treatment Plant. On November 23, 2016, a qui tam civil lawsuit entitled United States ex rel. Brunson, Busche, and Tamosaitis v. Bechtel National, Inc., Bechtel Corp., URS Corp., and URS Energy & Construction was unsealed against Bechtel and URS Energy & Construction in the U.S. District Court for the Eastern District of Washington alleging false statements and claims related to the design, development and construction of the Waste Treatment Plant from January 2001 until June 2013, a period which occurred before AECOM’s acquisition of URS Corporation and its affiliates in October 17, 2014. URS Energy & Construction is a subcontractor to Bechtel, the prime contractor of the Waste Treatment Plant contract. On November 22, 2016, Bechtel and URS Energy & Construction settled with the federal government to fully resolve the dispute without admitting liability, with URS Energy & Construction agreeing to pay $57.5 million (plus accrued interest and the relators attorneys’ fees). As a result of this settlement, the Company recorded a net benefit of approximately $35 million, which is reflected as a reduction in cost of revenue.

•                  Tank Farms government investigation: The federal government conducted an investigation of the Company’s joint venture, Washington River Protection Solutions LLC, regarding the failure to comply with time keeping and internal audit requirements. On January 23, 2017, Washington River Protection Solutions LLC settled this matter without admitting liability for $5.3 million, which did not have a material impact to the financial statements.

•                  River Corridor litigation: The federal government has partially intervened with a relator in a qui tam complaint filed in the Eastern District of Washington in December 2013 against the Company’s joint venture, Washington Closure Hanford LLC, alleging that its contracting procedures under the Small Business Act violated the False Claims Act. On October 2015, Washington Closure Hanford LLC’s motion to dismiss the claim was partially denied. Prior to the commencement of discovery, the matter was stayed pending the United States Supreme Court’s decision in Universal Health Services v. United States ex rel. Escobar, which was rendered in June 2016. The matter resumed in November of 2016, and is now in discovery.

The URS Affiliates periodically reevaluate the estimated fair value of liabilities assumed from URS Corporation, including the legal related liabilities described above and in Note 3, to account for developments related to the Hanford matters. Washington Closure Hanford LLC disputes the River Corridor matter and intends to continue to defend this ongoing matter vigorously. Washington Closure Hanford LLC cannot provide assurances that it will be successful in its defense efforts. The potential range of loss and any difference from the current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex and unique regulatory issues; the matter contains multiple parties; the matter involves conflicts of law between local, state and federal regulations; there is substantial uncertainty regarding any alleged damages; and the matter is in an intermediary stage of litigation.

Securities Litigation Matter

On September 1, 2016, an AECOM stockholder, filed a securities class action complaint in the United States District Court for the Central District of California alleging that the Company and its senior executives made materially false and misleading statements in violation of the federal securities laws. The Company believes the complaint is without merit and intends to vigorously defend against it. While no assurance can be given as to the ultimate outcome of this action, the Company believes that the final resolution of this action will not have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

World Bank Review - Asia

The World Bank has conducted inspections of the accounts and records of two of our affiliates in connection with World Bank-financed contracts awarded to those affiliates in Asia. The affiliates have provided information and cooperation to the World Bank and are engaged in discussions with the World Bank to resolve issues arising out of the inspections. No assurance can be given as to the outcome of this matter, and it could result in sanctions against our affiliates.

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

During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within the CS segment was realigned within the MS segment to reflect present management oversight. Accordingly, approximately $33 million of revenue and $32 million of cost of revenue was reclassified for the quarter ended December 31, 2015 to conform to the current period presentation.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended December 31, 2016:
Revenue	$1,840.8	$1,750.2	$767.3	$—	$4,358.3
Gross profit	95.2	13.8	61.0	—	170.0
Equity in earnings of joint ventures	4.1	4.3	13.0	—	21.4
General and administrative expenses	—	—	—	(32.6)	(32.6)
Acquisition and integration expenses	—	—	—	(15.4)	(15.4)
Operating income	99.3	18.1	74.0	(48.0)	143.4

Gross profit as a % of revenue	5.2%	0.8%	7.9%	—	3.9%

Three Months Ended December 31, 2015:
Revenue	$1,862.1	$1,678.6	$757.0	$—	$4,297.7
Gross profit	79.3	11.4	50.2	—	140.9
Equity in earnings of joint ventures	3.0	2.6	19.6	—	25.2
General and administrative expenses	—	—	—	(28.7)	(28.7)
Acquisition and integration expenses	—	—	—	(41.0)	(41.0)
Loss on disposal activities	—	(41.0)	—	—	(41.0)
Operating income	82.3	(27.0)	69.8	(69.7)	55.4

Gross profit as a % of revenue	4.3%	0.7%	6.6%	—	3.3%

Reportable Segments:
Total assets
December 31, 2016	$6,646.1	$3,516.1	$2,631.9	$714.9	$13,509.0
September 30, 2016	6,655.7	3,556.2	2,692.7	765.3	13,669.9

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

Condensed Consolidating Balance Sheets

(unaudited — in millions)

December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$22.0	$159.5	$516.2	$—	$697.7
Accounts receivable—net	—	2,081.9	2,456.5	—	4,538.4
Intercompany receivable	737.9	105.0	135.5	(978.4)	—
Prepaid expenses and other current assets	77.4	346.3	284.0	—	707.7
Income taxes receivable	12.0	—	18.7	10.6	41.3
TOTAL CURRENT ASSETS	849.3	2,692.7	3,410.9	(967.8)	5,985.1
PROPERTY AND EQUIPMENT—NET	170.1	241.4	223.4	—	634.9
DEFERRED TAX ASSETS—NET	282.8	—	112.4	(258.8)	136.4
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	5,976.3	1,289.2	58.1	(7,323.6)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	52.7	290.5	—	343.9
GOODWILL	—	3,318.6	2,465.8	—	5,784.4
INTANGIBLE ASSETS—NET	—	317.2	132.6	—	449.8
OTHER NON-CURRENT ASSETS	8.4	28.4	137.7	—	174.5
TOTAL ASSETS	$7,287.6	$7,940.2	$6,831.4	$(8,550.2)	$13,509.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.9	$7.3	$5.6	$—	$14.8
Accounts payable	39.2	932.8	995.1	—	1,967.1
Accrued expenses and other current liabilities	105.8	1,074.9	987.8	—	2,168.5
Accrued taxes payable	—	—	0.1	10.6	10.7
Intercompany payable	88.2	837.0	171.1	(1,096.3)	—
Billings in excess of costs on uncompleted contracts	—	239.4	420.9	—	660.3
Current portion of long-term debt	108.4	221.0	14.5	—	343.9
TOTAL CURRENT LIABILITIES	343.5	3,312.4	2,595.1	(1,085.7)	5,165.3
OTHER LONG-TERM LIABILITIES	112.3	321.5	585.8	—	1,019.6
DEFERRED TAX LIABILITY — NET	—	271.7	—	(258.8)	12.9
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	572.4	(572.4)	—
LONG-TERM DEBT	3,455.0	278.7	17.6	—	3,751.3
TOTAL LIABILITIES	3,910.8	4,184.3	3,770.9	(1,916.9)	9,949.1
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,376.8	3,755.9	2,879.0	(6,633.3)	3,378.4
Noncontrolling interests	—	—	181.5	—	181.5
TOTAL STOCKHOLDERS’ EQUITY	3,376.8	3,755.9	3,060.5	(6,633.3)	3,559.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,287.6	$7,940.2	$6,831.4	$(8,550.2)	$13,509.0

Condensed Consolidating Balance Sheets

(unaudited - in millions)

September 30, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.8	$183.7	$506.6	$—	$692.1
Accounts receivable—net	—	2,034.0	2,497.5	—	4,531.5
Intercompany receivable	760.7	151.7	152.0	(1,064.4)	—
Prepaid expenses and other current assets	98.7	336.2	295.2	—	730.1
Income taxes receivable	28.7	—	18.4	—	47.1
TOTAL CURRENT ASSETS	889.9	2,705.6	3,469.7	(1,064.4)	6,000.8
PROPERTY AND EQUIPMENT—NET	169.3	236.5	239.2	—	645.0
DEFERRED TAX ASSETS—NET	265.2	—	129.8	(223.5)	171.5
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,031.7	1,408.4	58.4	(7,498.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	48.6	281.2	—	330.5
GOODWILL	—	3,286.6	2,537.2	—	5,823.8
INTANGIBLE ASSETS—NET	—	334.0	145.4	—	479.4
OTHER NON-CURRENT ASSETS	8.4	71.4	139.1	—	218.9
TOTAL ASSETS	$7,365.2	$8,091.1	$7,000.0	$(8,786.4)	$13,669.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.1	$7.3	$15.9	$—	$26.3
Accounts payable	45.8	907.0	958.1	—	1,910.9
Accrued expenses and other current liabilities	201.2	1,137.1	1,046.5	—	2,384.8
Accrued taxes payable	—	—	10.8	—	10.8
Intercompany payable	114.1	857.9	208.8	(1,180.8)	—
Billings in excess of costs on uncompleted contracts	—	237.5	394.4	—	631.9
Current portion of long-term debt	108.2	222.1	9.7	—	340.0
TOTAL CURRENT LIABILITIES	472.4	3,368.9	2,644.2	(1,180.8)	5,304.7
OTHER LONG-TERM LIABILITIES	115.7	349.3	632.4	—	1,097.4
DEFERRED TAX LIABILITY — NET	—	236.6	—	(223.5)	13.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	563.5	(563.5)	—
LONG-TERM DEBT	3,411.2	273.4	17.6	—	3,702.2
TOTAL LIABILITIES	3,999.3	4,228.2	3,857.7	(1,967.8)	10,117.4
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,365.9	3,862.9	2,956.7	(6,818.6)	3,366.9
Noncontrolling interests	—	—	185.6	—	185.6
TOTAL STOCKHOLDERS’ EQUITY	3,365.9	3,862.9	3,142.3	(6,818.6)	3,552.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,365.2	$8,091.1	$7,000.0	$(8,786.4)	$13,669.9

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,281.5	$2,090.1	$(13.3)	$4,358.3
Cost of Revenue	—	2,161.3	2,040.3	(13.3)	4,188.3
Gross Profit	—	120.2	49.8	—	170.0
Equity in earnings from subsidiaries	120.3	(0.1)	0.7	(120.9)	—
Equity in earnings of joint ventures	—	9.9	11.5	—	21.4
General and administrative expenses	(32.6)	—	—	—	(32.6)
Acquisition and integration expenses	(15.4)	—	—	—	(15.4)
Income from operations	72.3	130.0	62.0	(120.9)	143.4
Other income	0.4	7.6	2.9	(10.1)	0.8
Interest expense	(47.8)	(5.7)	(10.2)	10.1	(53.6)
Income before income tax (benefit) expense	24.9	131.9	54.7	(120.9)	90.6
Income tax (benefit) expense	(22.3)	35.9	11.2	—	24.8
Net income	47.2	96.0	43.5	(120.9)	65.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(18.6)	—	(18.6)
Net income attributable to AECOM	$47.2	$96.0	$24.9	$(120.9)	$47.2

	For the three months ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,236.3	$2,094.2	$(32.8)	$4,297.7
Cost of Revenue	—	2,182.5	2,007.1	(32.8)	4,156.8
Gross Profit	—	53.8	87.1	—	140.9
Equity in earnings from subsidiaries	54.9	(40.3)	0.8	(15.4)	—
Equity in earnings of joint ventures	—	4.5	20.7	—	25.2
General and administrative expenses	(27.6)	(1.1)	—	—	(28.7)
Acquisition and integration expenses	(41.0)	—	—	—	(41.0)
Loss on disposal activities	—	—	(41.0)	—	(41.0)
(Loss) income from operations	(13.7)	16.9	67.6	(15.4)	55.4
Other income	0.8	8.9	2.5	(9.2)	3.0
Interest expense	(53.3)	(5.7)	(9.7)	9.2	(59.5)
(Loss) income before income tax (benefit) expense	(66.2)	20.1	60.4	(15.4)	(1.1)
Income tax (benefit) expense	(45.8)	18.1	14.2	12.8	(0.7)
Net (loss) income	(20.4)	2.0	46.2	(28.2)	(0.4)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(20.0)	—	(20.0)
Net (loss) income attributable to AECOM	$(20.4)	$2.0	$26.2	$(28.2)	$(20.4)

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$47.2	$96.0	$43.5	$(120.9)	$65.8
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	2.9	—	(1.5)	—	1.4
Foreign currency translation adjustments	—	—	(73.9)	—	(73.9)
Pension adjustments, net of tax	0.6	—	16.3	—	16.9
Other comprehensive income (loss), net of tax	3.5	—	(59.1)	—	(55.6)
Comprehensive income (loss), net of tax	50.7	96.0	(15.6)	(120.9)	10.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(18.3)	—	(18.3)
Comprehensive income (loss) attributable to AECOM, net of tax	$50.7	$96.0	$(33.9)	$(120.9)	$(8.1)

	For the three months ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(20.4)	$2.0	$46.2	$(28.2)	$(0.4)
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	3.9	—	1.4	—	5.3
Foreign currency translation adjustments	—	—	(97.7)	—	(97.7)
Pension adjustments, net of tax	0.6	(4.7)	4.8	—	0.7
Other comprehensive income (loss), net of tax	4.5	(4.7)	(91.5)	—	(91.7)
Comprehensive loss, net of tax	(15.9)	(2.7)	(45.3)	(28.2)	(92.1)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(18.3)	—	(18.3)
Comprehensive loss attributable to AECOM, net of tax	$(15.9)	$(2.7)	$(63.6)	$(28.2)	$(110.4)

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the three months ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(27.0)	$83.2	$21.3	$—	$77.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in unconsolidated joint ventures	—	(0.8)	(17.3)	—	(18.1)
Net purchase of investments	—	—	0.3	—	0.3
Payments for capital expenditures, net of disposals	(7.2)	(9.7)	(4.1)	—	(21.0)
Net investment in intercompany notes	(0.5)	(8.7)	(1.2)	10.4	—
Other intercompany investing activities	32.1	14.4	—	(46.5)	—
Net cash provided by (used in) investing activities	24.4	(4.8)	(22.3)	(36.1)	(38.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,634.2	—	0.6	—	1,634.8
Repayments of borrowings under credit agreements	(1,595.2)	(6.4)	(5.8)	—	(1,607.4)
Proceeds from issuance of common stock	9.9	—	—	—	9.9
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Payments to repurchase common stock	(17.5)	—	—	—	(17.5)
Net distributions to noncontrolling interests	—	—	(21.9)	—	(21.9)
Other financing activities	(10.7)	(65.5)	49.8	—	(26.4)
Net borrowings on intercompany notes	—	1.1	9.3	(10.4)	—
Other intercompany financing activities	—	(31.8)	(14.7)	46.5	—
Net cash provided by (used in) financing activities	22.8	(102.6)	17.3	36.1	(26.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(6.7)	—	(6.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.2	(24.2)	9.6	—	5.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	183.7	506.6	—	692.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$22.0	$159.5	$516.2	$—	$697.7

	For the three months ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(265.1)	$295.0	$48.1	$—	$78.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of businesses and property	—	—	37.6	—	37.6
Net investment in unconsolidated joint ventures	—	(0.5)	(7.2)	—	(7.7)
Net sales of investments	—	—	11.0	—	11.0
Payments for capital expenditures, net of disposals	(5.3)	(9.0)	13.4	—	(0.9)
Receipts from intercompany notes receivable	7.0	39.7	—	(46.7)	—
Other intercompany investing activities	342.4	21.9	—	(364.3)	—
Net cash used in investing activities	344.1	52.1	54.8	(411.0)	40.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,220.7	—	2.0	—	1,222.7
Repayments of borrowings under credit agreements	(1,283.8)	(5.8)	(15.3)	—	(1,304.9)
Cash paid for debt and equity issuance costs	(1.2)	—	—	—	(1.2)
Proceeds from issuance of common stock	6.9	—	—	—	6.9
Proceeds from exercise of stock options	3.0	—	—	—	3.0
Payments to repurchase common stock	(17.3)	—	—	—	(17.3)
Excess tax benefit from share-based payment	3.3	—	—	—	3.3
Net distributions to noncontrolling interests	—	—	(37.8)	—	(37.8)
Other financing activities	(9.7)	(31.7)	28.4	—	(13.0)
Intercompany notes repayments	—	—	(46.7)	46.7	—
Other intercompany financing activities	—	(339.7)	(24.6)	364.3	—
Net cash used in financing activities	(78.1)	(377.2)	(94.0)	411.0	(138.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5.6)	—	(5.6)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.9	(30.1)	3.3	—	(25.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	162.4	520.2	—	683.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.2	$132.3	$523.5	$—	$658.0

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects,” and “will” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that our business is cyclical and vulnerable to economic downturns and reduction in government and private industry spending; our dependence on long-term government contracts, which are subject to uncertainties concerning the government’s budgetary approval process; the possibility that our government contracts may be terminated by the government; the risk of employee misconduct or our failure to comply with laws and regulations; legal, security, political, and economic risks in the countries in which we operate; maintaining adequate surety and financial capacity; competition in our industry; cyber security breaches; information technology interruptions or data losses; liabilities under environmental laws; fluctuations in demand for oil and gas services; our substantial indebtedness; covenant restrictions in our indebtedness; the ability to retain key personnel; changes in financial markets, interest rates and foreign currency exchange rates; global tax compliance, and those additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within our CS segment was realigned within our MS segment to reflect present management oversight. Accordingly, approximately $33 million of revenue and $32 million of cost of revenue was reclassified for the quarter ended December 31, 2015 to conform to the current period presentation.

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

Commodity price volatility has negatively impacted our oil and gas business especially in North American and other petro-dollar funded markets and future projects may be deferred, suspended or terminated.

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

In 2017, the federal government proposed significant legislative and executive infrastructure initiatives that could have a positive impact to our infrastructure business.

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

Results of Operations

Three months ended December 31, 2016 compared to the three months ended December 31, 2015

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2016	2015	$	%
	(in millions)
Revenue	$4,358.3	$4,297.7	$60.6	1.4%
Cost of revenue	4,188.3	4,156.8	31.5	0.8
Gross profit	170.0	140.9	29.1	20.7
Equity in earnings of joint ventures	21.4	25.2	(3.8)	(15.1)
General and administrative expenses	(32.6)	(28.7)	(3.9)	13.6
Acquisition and integration expenses	(15.4)	(41.0)	25.6	(62.4)
Loss on disposal activities	—	(41.0)	41.0	(100.0)
Income from operations	143.4	55.4	88.0	158.8
Other income	0.8	3.0	(2.2)	(73.3)
Interest expense	(53.6)	(59.5)	5.9	(9.9)
Income (loss) before income tax expense (benefit)	90.6	(1.1)	91.7	NM
Income tax expense (benefit)	24.8	(0.7)	25.5	NM
Net income (loss)	65.8	(0.4)	66.2	NM
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(18.6)	(20.0)	1.4	(7.0)
Net income (loss) attributable to AECOM	$47.2	$(20.4)	$67.6	(331.4)%

NM — not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue	100.0%	100.0%
Cost of revenue	96.1	96.7
Gross margin	3.9	3.3
Equity in earnings of joint ventures	0.5	0.6
General and administrative expenses	(0.7)	(0.6)
Acquisition and integration expenses	(0.4)	(1.0)
Loss on disposal activities	0.0	(1.0)
Income from operations	3.3	1.3
Other income	0.0	0.1
Interest expense	(1.2)	(1.4)
Income (loss) before income tax expense (benefit)	2.1	(0.0)
Income tax expense (benefit)	0.6	(0.0)
Net income (loss)	1.5	(0.0)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.5)
Net income (loss) attributable to AECOM	1.1%	(0.5)%

Revenue

Our revenue for the three months ended December 31, 2016 increased $60.6 million, or 1.4%, to $4,358.3 million as compared to $4,297.7 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2016 was primarily attributable to the changes noted in the DCS, CS, and MS Reportable Segments below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended December 31, 2016 and 2015 were $2.3 billion and $2.1 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 52% during the quarter ended December 31, 2016 from 48% during the quarter ended December 31, 2015 due to increased building construction in our CS reportable segment, as discussed below.

Gross Profit

Our gross profit for the three months ended December 31, 2016 increased $29.1 million, or 20.7%, to $170.0 million as compared to $140.9 million for the corresponding period last year.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended December 31, 2016 was $1.6 million, compared with $15.1 million during the three months ended December 31, 2015. This amount is offset by amortization of intangible assets of $25.4 million during the three months ended December 31, 2016, compared with $59.0 million during the three months ended December 31, 2015.

Gross profit changes were also due to the reasons noted in DCS, CS and MS Reportable Segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2016 was $21.4 million as compared to $25.2 million in the corresponding period last year.

The decrease in earnings of joint ventures for the three months ended December 31, 2016 was primarily due to decreased earnings from a United Kingdom nuclear cleanup project.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2016 increased $3.9 million, or 13.6%, to $32.6 million as compared to $28.7 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses increased to 0.7% of revenue for the three months ended December 31, 2016 from 0.6% in the corresponding period last year.

The increase in our general and administrative expenses is primarily due to increased personnel costs.

Acquisition and Integration Expenses

Acquisition and integration expenses, relating to the acquisition of URS, were comprised of the following:

	Three months ended
	December 31, 2016	December 31, 2015
	(in millions)
Severance and personnel costs	$11.5	$6.6
Professional service, real estate-related, and other expenses	3.9	34.4
Total	$15.4	$41.0

Severance and personnel costs above include employee termination costs related to the integration of URS. Real estate expenses relate to costs incurred to exit redundant facilities as a result of the URS integration. Professional services and other expenses relate to integration activities such as consolidating and implementing our IT platforms. The severance, real estate, and other disposal activities commenced upon the acquisition of URS and are expected to result in estimated annual costs savings of approximately $325 million by the end of fiscal 2017.

As of December 31, 2016, our annual run-rate was approximately $300 million in cost savings. Incremental cost savings to achieve our $325 million cost savings target are expected to come  from a combination of labor and non-labor cost savings. As of December 31, 2016, we had realized approximately $240 million in cumulative labor-related cost savings and approximately $200 million in cumulative real estate-related and all other non-labor cost savings. These cost savings are materially consistent with our prior expectations with respect to amounts and timing.

Loss on Disposal Activities

Loss on disposal activities for the three months ended December 31, 2016 was $0 compared to $41.0 million for the corresponding period last year.

Other Income

Our other income for the three months ended December 31, 2016 decreased to $0.8 million from $3.0 million for the corresponding period last year.

Interest Expense

Our interest expense for the three months ended December 31, 2016 decreased to $53.6 million as compared to $59.5 million for the corresponding period last year.

Income Tax Expense / Benefit

Our income tax expense for the three months ended December 31, 2016 was $24.8 million compared to an income tax benefit of $0.7 million for the corresponding period last year. Due to nearly breakeven results of pretax loss for the first quarter of 2016, a comparison of the tax benefit and effective tax rates between the first quarter of 2017 and the first quarter of 2016 is not meaningful. Included in the first quarter of 2017 income tax expense is a $4.1 million benefit of the effect of the favorable tax impacts of changes in the geographical mix of income, and a benefit related to noncontrolling interests, partially offset by an increase in valuation allowances regarding the realizability of certain current year foreign losses. All these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

During the first quarter of 2016, President Obama signed The Protecting Americans from Tax Hikes Act into law. This legislation extended various temporary tax provisions that would have otherwise expired on December 31, 2015, including the permanent extension of the United States federal research credit. We recognized a discrete net benefit in the first quarter of 2016 for $10.1 million, attributable to the retroactive impact of the extended provisions.

Based on a review of positive and negative evidence available to us, we have previously recorded valuation allowances against our deferred tax assets in the United Kingdom and Canada to reduce them to the amount that in our judgment is more likely than not realizable. As of the first quarter of 2017, valuation allowances remain until further positive evidence is obtained and these valuation allowances can be released.

Given the current and forecasted earnings trend, and anticipated coming out of cumulative losses in recent years for the remainder of our legal entities in the United Kingdom, sufficient positive evidence in the form of sustained earnings may become available in 2017 to release all (approximately $55 million) or a portion of the related valuation allowance in the United Kingdom for those remaining legal entities. A reversal could result in a significant benefit to tax expense in the quarter released.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $20 million).

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Income / Loss Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $47.2 million for the three months ended December 31, 2016 as compared to net loss attributable to AECOM of $20.4 million for the three months ended December 31, 2015.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended
	December 31,	December 31,	Change
	2016	2015	$	%
	(in millions)
Revenue	$1,840.8	$1,862.1	$(21.3)	(1.1)%
Cost of revenue	1,745.6	1,782.8	(37.2)	(2.1)
Gross profit	$95.2	$79.3	$15.9	20.1%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue	100.0%	100.0%
Cost of revenue	94.8	95.7
Gross profit	5.2%	4.3%

Revenue

Revenue for our DCS segment for the three months ended December 31, 2016 decreased $21.3 million, or 1.1%, to $1,840.8 million as compared to $1,862.1 million for the corresponding period last year.

The decrease in revenue for the three months ended December 31, 2016 was primarily attributable to a negative foreign currency impact of $30 million mostly due to the strengthening of the U.S. dollar against the British Pound, partially offset by increases in Asia Pacific and the Americas.

Gross Profit

Gross profit for our DCS segment for the three months ended December 31, 2016 increased $15.9 million, or 20.1%, to $95.2 million as compared to $79.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.2% of revenue for the three months ended December 31, 2016 from 4.3% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the quarter ended December 31, 2016 was primarily attributable to decreased intangible amortization expense, net of the margin fair value adjustment of $21.3 million, primarily from URS.

Construction Services

	Three Months Ended
	December 31,	December 31,	Change
	2016	2015	$	%
	(in millions)
Revenue	$1,750.2	$1,678.6	$71.6	4.3%
Cost of revenue	1,736.4	1,667.2	69.2	4.2
Gross profit	$13.8	$11.4	$2.4	21.1%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue	100.0%	100.0%
Cost of revenue	99.2	99.3
Gross profit	0.8%	0.7%

Revenue

Revenue for our CS segment for the three months ended December 31, 2016 increased $71.6 million, or 4.3%, to $1,750.2 million as compared to $1,678.6 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2016 was primarily attributable to the inclusion of revenues from an entity acquired at the end of fiscal year 2016, and increases across our building construction business in the Americas.

Gross Profit

Gross profit for our CS segment for the three months ended December 31, 2016 increased $2.4 million, or 21.1%, to $13.8 million as compared to $11.4 million for the corresponding period last year.

Management Services

	Three Months Ended
	December 31,	December 31,	Change
	2016	2015	$	%
	(in millions)
Revenue	$767.3	$757.0	$10.3	1.4%
Cost of revenue	706.3	706.8	(0.5)	(0.1)
Gross profit	$61.0	$50.2	$10.8	21.5%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2016	December 31, 2015
Revenue	100.0%	100.0%
Cost of revenue	92.1	93.4
Gross profit	7.9%	6.6%

Revenue

Revenue for our MS segment for the three months ended December 31, 2016 increased $10.3 million, or 1.4%, to $767.3 million as compared to $757.0 million for the corresponding period last year.

The increase in revenue for the quarter ended December 31, 2016 was primarily due to various projects with the U.S. government.

Gross Profit

Gross profit for our MS segment for the three months ended December 31, 2016 increased $10.8 million, or 21.5%, to $61.0 million as compared to $50.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.9% of revenue for the three months ended December 31, 2016 from 6.6% in the corresponding period last year.

Gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2016 benefited by approximately $35 million from the settlement of the Waste Treatment Plant qui tam civil lawsuit filed pursuant to the federal False Claims Act, net of legal fees. The benefit from this item was partially offset by a favorable adjustment from an acquisition related environmental legal matter of $13.2 million ($10.1 million, net of noncontrolling interests) as well as a $6.8 million pension curtailment gain, both occurring in the three months ended December 31, 2015.

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

At December 31, 2016, cash and cash equivalents were $697.7 million, an increase of $5.6 million, or 0.8%, from $692.1 million at September 30, 2016. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under credit agreements, partially offset by payments for capital expenditures, net distributions to noncontrolling interest, and investment in unconsolidated joint ventures.

Net cash provided by operating activities was $77.5 million for the three months ended December 31, 2016, materially unchanged from $78.1 million for the three months ended December 31, 2015. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the three months ended December 31, 2016 provided a net benefit of $19.3 million as compared to $27.3 million during the three months ended December 31, 2015. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

Net cash used in investing activities was $38.8 million for the three months ended December 31, 2016, as compared to net cash provided by investing activities of $40.0 million for the three months ended December 31, 2015. This change was primarily attributable to proceeds from disposal of businesses and proceeds from disposal of property and equipment during the three months ended December 31, 2015.

Net cash used in financing activities was $26.4 million for the three months ended December 31, 2016 as compared to $138.3 million for the three months ended December 31, 2015. This change was primarily attributable to net borrowings under credit agreements of $27.4 million for the three months ended December 31, 2016 as compared to $82.2 million net repayments of borrowings under credit agreements for the three months ended December 31, 2015. Approximately $179.7 million of the 2017 URS Senior Notes are due in April 2017 and we expect to pay off the 2017 URS Senior Notes from cash flow from operations, borrowings under our Credit Agreement or capital market financings.

Acquisition and Integration Expenses

Acquisition and integration expenses comprised of the following (in millions):

	Three months ended Dec 31,
	2016	2015

Severance and personnel costs	$11.5	$6.6
Professional service, real estate-related, and other expenses	3.9	34.4
Total	$15.4	$41.0

We expect to incur approximately $30 million of acquisition and integration expenses in fiscal 2017.

Working Capital

Working capital, or current assets less current liabilities, increased $123.8 million, or 17.8%, to $819.8 million at December 31, 2016 from $696.0 million at September 30, 2016. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $21.4 million, or 0.5%, to $3,878.1 million at December 31, 2016 from $3,899.5 million at September 30, 2016.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 81 days at December 31, 2016 compared to 82 days at September 30, 2016.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of December 31, 2016 and September 30, 2016. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	December 31, 2016	September 30, 2016
	(in millions)
2014 Credit Agreement	$1,996.1	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
URS Senior Notes	427.3	427.7
Other debt	140.6	142.7
Total debt	4,164.0	4,125.3
Less: Current portion of debt and short-term borrowings	(358.7)	(366.3)
Less: Unamortized debt issuance costs	(54.0)	(56.8)
Long-term debt	$3,751.3	$3,702.2

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2016:

Fiscal Year
2017 (nine months remaining)	$324.8
2018	128.6
2019	119.6
2020	114.2
2021	1,524.5
Thereafter	1,952.3
Total	$4,164.0

2014 Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement’s term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

On December 22, 2015, the Credit Agreement was amended to further revise the definition of “Consolidated EBITDA” by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving its international subsidiaries.

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

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.4 at December 31, 2016. Our Consolidated Interest Coverage Ratio was 4.6 at December 31, 2016. As of December 31, 2016, we were in compliance with the covenants of the Credit Agreement.

At December 31, 2016 and September 30, 2016, outstanding standby letters of credit totaled $51.4 million and $92.3 million, respectively, under our revolving credit facilities. As of December 31, 2016 and September 30, 2016, we had $862.1 million and $888.4 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes or Notes).

As of December 31, 2016, the estimated fair value of the 2014 Senior Notes was approximately $842.0 million for the 2022 Notes and $848.0 million for the 2024 Notes. The fair value of the Notes as of December 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of its Notes.

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

We were in compliance with the covenants relating to the Notes as of December 31, 2016.

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

As of December 31, 2016, the estimated fair value of the URS Senior Notes was approximately $179.2 million for the 2017 URS Senior Notes and $251.0 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of December 31, 2016 was $179.7 million for the 2017 URS Senior Notes and $247.6 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of December 31, 2016 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of December 31, 2016, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2016 and September 30, 2016, these outstanding standby letters of credit totaled $413.5 million and $382.2 million, respectively. As of December 31, 2016, we had $534.9 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2016 and 2015 was 4.2% and 4.2%, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2016, there was approximately $464.9 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the three months ended December 31, 2016 were $2.6 million for U.S. plans and $5.7 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

New Accounting Pronouncements and Changes in Accounting

For information regarding recent accounting pronouncements, see Notes to Consolidated Financial Statements included in Part I, Item 1.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2016, we had $1,996.1 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.00%. For the three months ended December 31, 2016, our weighted average floating rate borrowings were $2,454.7 million, or $1,854.7 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2016 would have increased by $4.6 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

As a government contractor, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors’ compliance with those laws and regulations through audits and investigations is inherent in government contracting; and from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware that we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters in Note 14, “Commitments and Contingencies,” to the financial statements contained in this report to the extent stated therein, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 14, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price volatility has negatively impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients’ investment decisions. Economic conditions in a number of countries and regions, including Canada, the United Kingdom, China and the Middle East, remain weak and may remain difficult for the foreseeable future. In 2017, the federal government proposed significant legislative and executive infrastructure initiatives that could have a significant positive impact to our infrastructure business. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

Where economies are weakening, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. In addition, when market trends improve, we may see an increase in business development investments. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If economic conditions remain uncertain and/or weaken and/or government spending is reduced, our revenue and profitability could be adversely affected.

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2016 and 2015, approximately 47% and 50%, respectively, of our revenue was derived from contracts with government entities.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, a qui tam lawsuit related to the Hanford Nuclear Reservation Waste Treatment Plant contract was unsealed against one of our affiliates in November 2016 which was settled for a significant monetary amount. These suits typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

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

We had approximately $4.2 billion of indebtedness (excluding intercompany indebtedness) outstanding as of December 31, 2016, of which $2.1 billion was secured obligations (exclusive of $51.4 million of outstanding undrawn letters of credit) and we have an additional $862.1 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

We also rely in part on third-party software and information technology vendors to run our critical accounting, project management and financial information systems. We depend on our software and information technology vendors to provide long-term software and hardware support for our information systems. Our software and information technology vendors may decide to discontinue further development, integration or long-term software and hardware support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense, as well as disrupting the management of our business operations.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At December 31, 2016, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $660.8 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the twelve months ended September 30, 2016, we contributed $49.5 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

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

Demand for our oil and natural gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada. For example, the past volatility in the price of oil and natural gas has significantly decreased existing and future projects. Our customers’ willingness to undertake future projects depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as the anticipated future prices for natural gas and crude oil. The multi-year decline in oil and natural gas prices has decreased spending and drilling activity, which has caused declines in demand for our services and in the prices we are able to charge for our services.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the three months ended December 31, 2016 by $4.6 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

At December 31, 2016, our contracted backlog was approximately $25.0 billion, our awarded backlog was approximately $15.3 billion and our unconsolidated joint venture backlog was approximately $3.5 billion for a total backlog of $43.8 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations. For example, in August 2016, AECOM Australia and other parties entered into a settlement related to, among other things, alleged deficiencies in AECOM Australia’s traffic forecast. If we were found to be liable for any claims related to our client work product, our business could be adversely affected.

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

Changes in tax laws could increase our worldwide tax rate and materially affect our results of operations.

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of certain EU member states. One of these efforts has been led by the Organisation for Economic Co-operation Development, an international association of 34 countries including the United States, which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. In late 2015 and 2016, the EC declared that tax rulings by tax authorities in Luxembourg, the Netherlands, Belgium and Ireland did not comply with the EU state aid restrictions. Due to the large scale of our U.S. and international business activities, many of these proposed changes to the taxation of our activities, if enacted, could increase our worldwide effective tax rate and harm results of operations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that U.S. tax reform is a priority. Certain changes including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. could increase our worldwide effective tax rate and harm results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014. No stock purchases were made for the three months ended December 31, 2016.

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

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on January 9, 2015)

3.5	Amended and Restated Bylaws of the Company(incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the SEC on January 9, 2015)

10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives – Schedule A.

10.2#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 15, 2016)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

# Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 8, 2017	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer