Form 10-Q
period 2017-03-31
AECOM
filed 2017-05-10
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 2, 2017, 155,733,884 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$619,909	$588,644
Cash in consolidated joint ventures	106,063	103,501
Total cash and cash equivalents	725,972	692,145
Accounts receivable—net	4,708,941	4,531,460
Prepaid expenses and other current assets	688,474	730,101
Income taxes receivable	42,921	47,065
TOTAL CURRENT ASSETS	6,166,308	6,000,771
PROPERTY AND EQUIPMENT—NET	619,032	644,992
DEFERRED TAX ASSETS—NET	174,671	171,508
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	354,571	330,485
GOODWILL	5,805,248	5,823,843
INTANGIBLE ASSETS—NET	426,790	479,439
OTHER NON-CURRENT ASSETS	94,421	218,898
TOTAL ASSETS	$13,641,041	$13,669,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$21,405	$26,303
Accounts payable	1,937,110	1,910,915
Accrued expenses and other current liabilities	2,119,435	2,384,815
Income taxes payable	10,147	10,774
Billings in excess of costs on uncompleted contracts	644,762	631,928
Current portion of long-term debt	331,233	340,021
TOTAL CURRENT LIABILITIES	5,064,092	5,304,756
OTHER LONG-TERM LIABILITIES	337,368	403,364
DEFERRED TAX LIABILITY—NET	6,639	13,097
PENSION BENEFIT OBLIGATIONS	653,670	694,073
LONG-TERM DEBT	3,851,082	3,702,157
TOTAL LIABILITIES	9,912,851	10,117,447

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2017 and September 30, 2016; issued and outstanding 155,529,396 and 153,901,500 shares as of March 31, 2017 and September 30, 2016, respectively	1,555	1,539
Additional paid-in capital	3,642,590	3,604,519
Accumulated other comprehensive loss	(871,578)	(857,582)
Retained earnings	771,825	618,445
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,544,392	3,366,921
Noncontrolling interests	183,798	185,568
TOTAL STOCKHOLDERS’ EQUITY	3,728,190	3,552,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,641,041	$13,669,936

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Revenue	$4,427,198	$4,381,296	$8,785,547	$8,678,947

Cost of revenue	4,258,754	4,197,852	8,447,130	8,354,645
Gross profit	168,444	183,444	338,417	324,302

Equity in earnings of joint ventures	21,738	39,016	43,209	64,279
General and administrative expenses	(29,844)	(29,455)	(62,483)	(58,094)
Acquisition and integration expense	(19,997)	(50,711)	(35,409)	(91,749)
Gain (loss) on disposal activities	572	(1,536)	572	(42,589)
Income from operations	140,913	140,758	284,306	196,149

Other income	1,241	746	2,101	3,788
Interest expense	(61,801)	(62,723)	(115,438)	(122,241)
Income before income tax expense	80,353	78,781	170,969	77,696

Income tax (benefit) expense	(35,487)	12,187	(10,649)	11,505
Net income	115,840	66,594	181,618	66,191
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(13,444)	(24,766)	(32,043)	(44,730)
Net income attributable to AECOM	$102,396	$41,828	$149,575	$21,461

Net income attributable to AECOM per share:
Basic	$0.66	$0.27	$0.97	$0.14
Diluted	$0.65	$0.27	$0.94	$0.14

Weighted average shares outstanding:
Basic	155,366	154,295	154,810	153,957
Diluted	158,650	155,448	158,322	155,131

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Net income	$115,840	$66,594	$181,618	$66,191
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	2,333	(537)	3,700	4,786
Foreign currency translation adjustments	40,885	67,813	(33,039)	(29,881)
Pension adjustments, net of tax	(1,545)	6,515	15,428	7,204
Other comprehensive income (loss), net of tax	41,673	73,791	(13,911)	(17,891)
Comprehensive income, net of tax	157,513	140,385	167,707	48,300
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(13,837)	(24,773)	(32,128)	(43,110)
Comprehensive income attributable to AECOM, net of tax	$143,676	$115,612	$135,579	$5,190

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,618	$66,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,866	218,199
Equity in earnings of unconsolidated joint ventures	(43,209)	(64,279)
Distribution of earnings from unconsolidated joint ventures	39,871	83,218
Non-cash stock compensation	38,053	42,033
Excess tax benefit from share-based payment	—	(3,335)
Foreign currency translation	(8,719)	(33,732)
Pension curtailment and settlement gains	—	(7,818)
(Gain) loss on disposal activities	(572)	42,589
Other	(8,008)	1,112
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(96,595)	35,317
Prepaid expenses and other current and non-current assets	13,713	(111,571)
Accounts payable	35,871	38,936
Accrued expenses and other current liabilities	(227,685)	(150,761)
Billings in excess of costs on uncompleted contracts	13,844	(8,162)
Other long-term liabilities	(45,628)	43,269
Net cash provided by operating activities	31,420	191,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(975)
Proceeds from disposal of businesses, net of cash disposed	2,200	39,699
Net investment in unconsolidated joint ventures	(22,026)	(45,562)
Proceeds from sales of investments	600	11,401
Payments for purchase of investments	—	(214)
Proceeds from disposal of property and equipment	5,321	36,350
Payments for capital expenditures	(44,026)	(67,413)
Net cash used in investing activities	(57,931)	(26,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,123,108	2,322,735
Repayments of borrowings under credit agreements	(4,003,059)	(2,458,358)
Proceeds from issuance of unsecured senior notes	1,000,000	—
Cash paid for debt and equity issuance costs	(12,491)	(1,499)
Proceeds from issuance of common stock	14,341	13,767
Proceeds from exercise of stock options	3,679	4,875
Payments to repurchase common stock	(17,966)	(18,132)
Excess tax benefit from share-based payment	—	3,335
Net distributions to noncontrolling interests	(33,457)	(60,564)
Other financing activities	(10,078)	16,630
Net cash provided by (used in) financing activities	64,077	(177,211)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,739)	(1,396)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,827	(14,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	692,145	683,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$725,972	$669,778

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

The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017.

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

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. This guidance was effective for the Company’s fiscal year beginning October 1, 2016, which resulted in the reclassifications of $57.8 million and $56.8 million of unamortized debt issuance costs at March 31, 2017 and September 30, 2016, respectively, from other non-current assets to long-term debt.

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

In February 2016, the FASB issued new accounting guidance which changes accounting for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance will be effective for the Company’s fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company elected early adoption of this standard beginning October 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued new accounting guidance clarifying how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for the Company in its fiscal year beginning October 1, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated statement of cash flows.

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

Amortization of intangible assets relating to URS, included in cost of revenue, was $20.9 million and $59.1 million during the three months ended March 31, 2017 and 2016, respectively, and $41.8 million and $118.1 million during the six months ended March 31, 2017 and 2016, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $2.5 million and ($2.1) million, respectively, during the three months ended March 31, 2017 and $6.5 million and ($3.9) million, respectively, during the three months ended March 31, 2016 related to joint venture fair value adjustments. Included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $4.5 million and ($4.2) million, respectively, during the six months ended March 31, 2017 and $16.3 million and ($9.6) million, respectively, during the six months ended March 31, 2016 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS. This margin fair value liability was $149.1 million at the acquisition date and its carrying value was $11.7 million at March 31, 2017, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The majority of this liability was recognized over the first two years from the acquisition date. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended March 31, 2017 and 2016 was $1.6 million and $13.2 million, respectively; revenue and the related income from operations related to the margin fair value liability recognized during the six months ended March 31, 2017 and 2016 was $3.2 million and $28.4 million, respectively.

Acquisition and integration expenses, relating to the acquisition of URS, in the accompanying consolidated statements of operations are comprised of the following:

	Three months ended		Six months ended
	Mar 31, 2017	Mar 31, 2016	Mar 31, 2017	Mar 31, 2016
	(in millions)
Severance and personnel costs	$18.4	$5.4	$29.9	$12.0
Professional service, real estate-related, and other expenses	1.6	45.3	5.5	79.7
Total	$20.0	$50.7	$35.4	$91.7

Included in severance and personnel costs for the six months ended March 31, 2017 and 2016 was $7.7 million and $12.0 million of severance expenses, respectively, of which $0 and $11.6 million was paid as of March 31, 2017 and 2016, respectively. All acquisition and integration expenses are classified within the Corporate segment, as presented in Note 15.

Loss on disposal activities in the accompanying Statements of Operations of $42.6 million for the six months ended March 31, 2016 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $112.8 million. Income from operations included losses incurred by non-core businesses of $2.5 million and $12.6 million during the six months ended March 31, 2017 and 2016, respectively.

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2017 were as follows:

	September 30, 2016	Post- Acquisition Adjustments	Foreign Exchange Impact	Disposed	March 31, 2017
	(in millions)
Design and Consulting Services	$3,198.2	$—	$(6.1)	$(1.8)	$3,190.3
Construction Services	915.2	—	(2.8)	—	912.4
Management Services	1,710.4	—	(7.9)	—	1,702.5
Total	$5,823.8	$—	$(16.8)	$(1.8)	$5,805.2

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2017 and September 30, 2016, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2017			September 30, 2016
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,245.1	$(818.3)	$426.8	$1,247.1	$(767.7)	$479.4	1 — 11
Trademark / tradename	16.4	(16.4)	—	16.4	(16.4)	—	0.3 - 2
Total	$1,261.5	$(834.7)	$426.8	$1,263.5	$(784.1)	$479.4

Amortization expense of acquired intangible assets included within cost of revenue was $50.6 million and $128.6 million for the six months ended March 31, 2017 and 2016, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2017 and for the succeeding years:

Fiscal Year	(in millions)
2017 (six months remaining)	$47.6
2018	81.9
2019	76.6
2020	64.7
2021	54.9
Thereafter	101.1
Total	$426.8

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	March 31, 2017	September 30, 2016
	(in millions)
Billed	$2,180.9	$2,267.6
Unbilled	2,105.4	1,890.2
Contract retentions	483.3	434.1
Total accounts receivable—gross	4,769.6	4,591.9
Allowance for doubtful accounts	(60.7)	(60.4)
Total accounts receivable—net	$4,708.9	$4,531.5

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of March 31, 2017 and September 30, 2016 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2017 and September 30, 2016.

The Company sold trade receivables to financial institutions, of which $314.0 million and $356.3 million were outstanding as of March 31, 2017 and September 30, 2016, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	March 31, 2017	September 30, 2016
	(in millions)
Current assets	$641.7	$684.1
Non-current assets	191.5	230.8
Total assets	$833.2	$914.9

Current liabilities	$390.0	$407.4
Non-current liabilities	12.4	12.4
Total liabilities	402.4	419.8
Total AECOM equity	255.2	318.0
Noncontrolling interests	175.6	177.1
Total owners’ equity	430.8	495.1
Total liabilities and owners’ equity	$833.2	$914.9

Total revenue of the consolidated joint ventures was $910.8 million and $997.0 million for the six months ended March 31, 2017 and 2016, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	March 31, 2017	September 30, 2016
	(in millions)
Current assets	$1,456.7	$1,407.0
Non-current assets	603.4	499.4
Total assets	$2,060.1	$1,906.4

Current liabilities	$1,129.6	$977.3
Non-current liabilities	178.6	146.2
Total liabilities	1,308.2	1,123.5
Joint ventures’ equity	751.9	782.9
Total liabilities and joint ventures’ equity	$2,060.1	$1,906.4

AECOM’s investment in joint ventures	$354.6	$330.5

	Six Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Revenue	$2,529.8	$2,458.8
Cost of revenue	2,396.0	2,312.9
Gross profit	$133.8	$145.9
Net income	$125.5	$129.2

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Pass through joint ventures	$17.9	$8.6
Other joint ventures	25.3	55.7
Total	$43.2	$64.3

6.              Pension Benefit Obligations

In the U.S., the Company sponsors various qualified defined benefit pension plans. Benefits under these plans generally are based on the employee’s years of creditable service and compensation; however, all U.S. defined benefit plans are closed to new participants and have frozen accruals. The Company adopted an amendment to freeze benefits under the URS Federal Services, Inc. Employees Retirement Plan during the three months ended December 31, 2015, which resulted in the curtailment gain listed in the table below.

The Company also sponsors various non-qualified plans in the U.S.; all of these plans are frozen. Outside the U.S., the Company sponsors various pension plans, which are appropriate to the country in which the Company operates, some of which are government mandated.

The following table details the components of net periodic cost for the Company’s pension plans for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended				Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.1	$0.3	$1.0	$0.2	$2.2	$0.6	$2.8	$0.5
Interest cost on projected benefit obligation	4.8	6.9	5.4	9.8	9.6	13.9	11.1	20.3
Expected return on plan assets	(7.7)	(10.1)	(7.6)	(12.0)	(15.5)	(20.3)	(15.4)	(24.8)
Amortization of prior service cost	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net loss	1.1	3.2	1.0	1.4	2.2	6.4	2.0	2.8
Curtailment gain recognized	—	—	—	—	—	—	(6.8)	—
Settlement (gain) loss recognized	—	—	—	—	—	—	(1.0)	0.1
Net periodic (benefit) cost	$(0.7)	$0.3	$(0.2)	$(0.6)	$(1.5)	$0.5	$(7.3)	$(1.2)

The total amounts of employer contributions paid for the six months ended March 31, 2017 were $4.3 million for U.S. plans and $12.0 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2017 are $5.5 million for U.S. plans and $12.0 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	March 31, 2017	September 30, 2016
	(in millions)
2014 Credit Agreement	$1,095.3	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	—
URS Senior Notes	426.8	427.7
Other debt	139.4	142.7
Total debt	4,261.5	4,125.3
Less: Current portion of debt and short-term borrowings	(352.6)	(366.3)
Less: Unamortized debt issuance costs	(57.8)	(56.8)
Long-term debt	$3,851.1	$3,702.2

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2017:

Fiscal Year
2017 (six months remaining)	$289.5
2018	122.6
2019	112.9
2020	107.5
2021	767.7
Thereafter	2,861.3
Total	$4,261.5

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

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans”; (2) revise the definition of “Working Capital” as used in “Excess Cash Flow”; (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition completed on April 28, 2017; and (4) amending provisions relating to the Company’s ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.5 at March 31, 2017. The Company’s Consolidated Interest Coverage Ratio was 4.6 at March 31, 2017. As of March 31, 2017, the Company was in compliance with the covenants of the Credit Agreement.

At March 31, 2017 and September 30, 2016, outstanding standby letters of credit totaled $51.0 million and $92.3 million, respectively, under the Company’s revolving credit facilities. As of March 31, 2017 and September 30, 2016, the Company had $870.1 million and $888.4 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

As of March 31, 2017, the estimated fair value of its 2014 Senior Notes was approximately $836.0 million for the 2022 Notes and $846.0 million for the 2024 Notes. The fair value of the 2014 Senior Notes as of March 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

The Company and the Guarantors filed a registration statement on Form S-4 that was declared effective by the SEC on September 29, 2015 to exchange the unregistered 2014 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On November 2, 2015, the Company completed its exchange offer by exchanging the unregistered 2014 Senior Notes for the registered notes, as well as all related guarantees.

The Company was in compliance with the covenants relating to the 2014 Senior Notes as of March 31, 2017.

2017 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the note proceeds to immediately retire the remaining $127.6 million of the term loan B facility outstanding as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under its Credit Agreement.

As of March 31, 2017, the estimated fair value of the Company’s 2017 Senior Notes was approximately $997.5 million. The fair value of the Company’s 2017 Senior Notes as of March 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

At any time and from time to time prior to December 15, 2026, the Company may redeem all or part of the 2017 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date.

In addition, at any time and from time to time prior to March 15, 2020, the Company may redeem up to 35% of the original aggregate principal amount of the 2017 Senior Notes with the proceeds of one or more qualified equity offerings, at a redemption price equal to 105.125%, plus accrued and unpaid interest. Furthermore, at any time on or after December 15, 2026, the Company may redeem on one or more occasions all or part of the 2017 Senior Notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.

The indenture pursuant to which the 2017 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

In connection with the offering of the 2017 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of February 21, 2017 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (Exchange Offer) to exchange the 2017 Senior Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as the 2017 Senior Notes; (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following February 21, 2017 (Exchange Date); (iii) cause the Exchange Offer registration statement to be effective continuously and keep the Exchange Offer open for a period not less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the 2017 Senior Notes; and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date.

Under certain circumstances, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the 2017 Senior Notes on or prior to the Exchange Date (such date being the Shelf Filing Deadline); (ii) cause the shelf registration statement to be declared effective not later than the 60th day after the Shelf Filing Deadline (or if such 60th day is not a business day, the next succeeding business day); and (iii) keep such shelf registration continuously effective until two years after its effective date (or such shorter period that will terminate when all the 2017 Senior Notes covered thereby have been sold pursuant thereto).

If the Company fails to meet any of these requirements, the annual interest rate on the 2017 Senior Notes will increase by 0.25%, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.0% per year. If the Company cures the default, the interest rate on the 2017 Senior Notes will revert to the original level.

The Company was in compliance with the covenants relating to its 2017 Senior Notes as of March 31, 2017.

URS Senior Notes

In connection with the URS acquisition, the Company assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of March 31, 2017, the estimated fair value of the URS Senior Notes was approximately $179.2 million for the 2017 URS Senior Notes and $252.9 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on the Company’s Consolidated Balance Sheets as of March 31, 2017 was $179.2 million for the 2017 URS Senior Notes and $247.6 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of March 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

As of March 31, 2017, the Company was in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2017 and September 30, 2016, these outstanding standby letters of credit totaled $411.2 million and $382.2 million, respectively. As of March 31, 2017, the Company had $531.8 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2017 and 2016 was 4.2% and 4.3%, respectively.

Interest expense in the consolidated statements of operations for the three and six months ended March 31, 2017 included amortization of deferred debt issuance costs of $8.7 million and $11.5 million, respectively. Interest expense in the consolidated statements of operations for the three and six months ended March 31, 2016 included amortization of deferred debt issuance costs of $4.1 million and $8.2 million, respectively.

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

March 31, 2017
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

The notional principal of outstanding foreign currency forward contracts to purchase Australian dollars (AUD) was AUD 34.1 million (or $25.5 million) and AUD 58.6 million (or $43.4 million) at March 31, 2017 and September 30, 2016, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2017 and 2016.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at March 31, 2017 or 2016.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the six months ended March 31, 2017 and 2016. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency contracts were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of March 31, 2017 and September 30, 2016 was $13 million and $39 million, respectively, which decreased due to payments of approximately $21 million, and a change in estimated fair value during the six months ended March 31, 2017. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the six months ended March 31 was as follows:

	2017		2016
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	0.9	$30.36	1.3	$28.26
Options granted	—	—	—	—
Options exercised	(0.2)	26.42	(0.2)	23.36
Options forfeited or expired	—	—	—	—
Outstanding at March 31	0.7	31.11	1.1	29.44

Vested and expected to vest in the future as of March 31	0.7	$31.11	1.1	$29.44

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established performance or market objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $38.16 and $29.92 during the six months ended March 31, 2017 and 2016, respectively. The weighted average grant date fair value of restricted stock unit awards were $38.05 and $29.80 during the six months ended March 31, 2017 and 2016, respectively. Total compensation expense related to share-based payments was $38.1 million and $42.0 million during the six months ended March 31, 2017 and 2016, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2017 and September 30, 2016 was $128.7 million and $91.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

The Company’s effective tax rate from continuing operations was (6.2)% and 14.8% for the six months ended March 31, 2017 and 2016, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the six month period ended March 31, 2017 were the recognition of a benefit of $57.2 million related to the release of valuation allowances in the United Kingdom, a benefit of $8.0 million related to non-controlling interests, a benefit of $7.4 million related to the effect of the favorable tax impacts of changes in the geographical mix of income, a benefit of $7.4 million related to income tax credits and incentives, partially offset by tax expense of $6.2 million related to non deductible expenses. All of these factors are expected to have a continuing impact on the effective tax rate except for the impact of the release of valuation allowances in the United Kingdom.

The Company’s effective tax rate from continuing operations was (44.2)% and 15.5% for the three months ended March 31, 2017 and 2016, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three month period ended March 31, 2017, were the recognition of a benefit of $57.2 million related to the release of valuation allowances in the United Kingdom, a benefit of $5.8 million related to non-controlling interests, a benefit of $5.3 million related to income tax credits and incentives and a benefit of $1.9 million related to the favorable tax impacts of changes in the geographical mix of income.

Valuation allowances in the amount of $57.2 million in the United Kingdom have been released due to sufficient positive evidence obtained during the second quarter of 2017. The Company evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. This positive evidence includes an improvement in earnings, the use of net operating losses on a taxable basis, and better management of pension liabilities due to positive effects of pension asset management and stabilization of interest rates.

The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws and their interpretations which upon enactment include possible tax reform contemplated in the United States and other jurisdictions could have a material impact on the Company’s income tax expense and deferred tax balances.

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

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2017 and 2016, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(in millions)
Denominator for basic earnings per share	155.4	154.3	154.8	154.0
Potential common shares	3.3	1.1	3.5	1.1
Denominator for diluted earnings per share	158.7	155.4	158.3	155.1

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2017	September 30, 2016
	(in millions)
Accrued salaries and benefits	$923.5	$964.9
Accrued contract costs	856.3	1,009.8
Other accrued expenses	339.6	410.1
	$2,119.4	$2,384.8

Accrued contract costs above include balances related to professional liability accruals of $566.5 million and $611.0 million as of March 31, 2017 and September 30, 2016, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2017 and September 30, 2016. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the six months ended March 31, 2017.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at March 31, 2017. The entitlement resulted from pension costs that are reimbursable through certain government contracts in accordance with Cost Accounting Standards.  The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2017 and 2016 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2016	$(352.0)	$(557.2)	$(3.7)	$(912.9)
Other comprehensive (loss) income before reclassification	(4.6)	40.4	1.5	37.3
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.1	—	—	3.1
Cash flow hedge losses, net of tax	—	—	0.9	0.9
Balances at March 31, 2017	$(353.5)	$(516.8)	$(1.3)	$(871.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2015	$(203.3)	$(516.2)	$(5.7)	$(725.2)
Other comprehensive income (loss) before reclassification	4.9	67.9	(1.9)	70.9
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.6	—	—	1.6
Cash flow hedge losses, net of tax	—	—	1.3	1.3
Balances at March 31, 2016	$(196.8)	$(448.3)	$(6.3)	$(651.4)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive (loss) income before reclassification	9.1	(33.1)	2.2	(21.8)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	6.3	—	—	6.3
Cash flow hedge losses, net of tax	—	—	1.5	1.5
Balances at March 31, 2017	$(353.5)	$(516.8)	$(1.3)	$(871.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive income (loss) before reclassification	3.9	(28.2)	2.1	(22.2)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.3	—	—	3.3
Cash flow hedge losses, net of tax	—	—	2.6	2.6
Balances at March 31, 2016	$(196.8)	$(448.3)	$(6.3)	$(651.4)

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

At March 31, 2017 and September 30, 2016, the Company was contingently liable in the amount of approximately $462.2 million and $474.5 million, respectively, in issued standby letters of credit and $3.6 billion and $3.3 billion, respectively, in issued surety bonds primarily to support project execution.

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

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, WGI Ohio has been required to perform work outside the scope of the Task Order Modification. In December 2014, WGI Ohio submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope.  WGI Ohio has incurred and continues to incur additional project costs outside the scope of the contract as a result of differing site and ground conditions and intends to submit additional formal claims against the DOE.

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs will exceed $100 million over the contracted and claimed amounts. In addition, WGI Ohio assets and liabilities, including the value of the above costs and claims, were also measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio’s parent company, see Note 3, which has been reevaluated to account for developments pertaining to this matter.

WGI Ohio can provide no certainty that it will recover the claims submitted against the DOE in December 2014, any future claims or any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company’s results of operations.

Securities Litigation Matter

On September 1, 2016, an AECOM stockholder filed a securities class action complaint in the United States District Court for the Central District of California alleging that the Company and its senior executives made materially false and misleading statements in violation of the federal securities laws. On March 6, 2017, the lead plaintiffs filed an amended complaint and on April 3, 2017, the Company filed a motion to dismiss on multiple grounds including the failure to adequately allege any material misrepresentations by the Company. The Company believes the complaint is without merit and intends to vigorously defend against it. While no assurance can be given as to the ultimate outcome of this action, the Company believes that the final resolution of this action will not have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct business.

World Bank Review — Asia-Pacific

The World Bank has conducted inspections of the accounts and records of two of our affiliates in connection with World Bank-financed contracts awarded to those affiliates in Asia-Pacific. The affiliates have provided information and cooperation to the World Bank and are engaged in discussions with the World Bank to resolve issues arising out of the inspections. No assurance can be given as to the outcome of this matter, and it could result in sanctions against our affiliates.

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

During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within the CS segment was realigned within the MS segment to reflect present management oversight. Accordingly, for the three and six months ended March 31, 2016, approximately $33.1 million and $66.3 million of revenue, respectively, and $31.2 million and $62.9 million of cost of revenue, respectively, were reclassified to conform to the current period presentation.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Three Months Ended March 31, 2017:
Revenue	$1,867.5	$1,732.7	$827.0	$—	$4,427.2
Gross profit	106.1	20.4	41.9	—	168.4
Equity in earnings of joint ventures	6.0	5.3	10.5	—	21.8
General and administrative expenses	—	—	—	(29.9)	(29.9)
Acquisition and integration expenses	—	—	—	(20.0)	(20.0)
Gain on disposal activities	0.6	—	—	—	0.6
Operating income	112.7	25.7	52.4	(49.9)	140.9

Gross profit as a % of revenue	5.7%	1.2%	5.1%	—	3.8%

Three Months Ended March 31, 2016:
Revenue	$1,966.2	$1,513.1	$901.9	$—	$4,381.2
Gross profit	97.2	3.9	82.3	—	183.4
Equity in earnings of joint ventures	2.2	2.8	34.1	—	39.1
General and administrative expenses	—	—	—	(29.5)	(29.5)
Acquisition and integration expenses	—	—	—	(50.7)	(50.7)
Loss on disposal activities	—	(1.6)	—	—	(1.6)
Operating income	99.4	5.1	116.4	(80.2)	140.7

Gross profit as a % of revenue	4.9%	0.3%	9.1%	—	4.2%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	Corporate	Total
	(in millions)
Six Months Ended March 31, 2017:
Revenue	$3,708.3	$3,482.9	$1,594.3	$—	$8,785.5
Gross profit	201.3	34.2	102.9	—	338.4
Equity in earnings of joint ventures	10.1	9.6	23.5	—	43.2
General and administrative expenses	—	—	—	(62.5)	(62.5)
Acquisition and integration expenses	—	—	—	(35.4)	(35.4)
Gain on disposal activities	0.6	—	—	—	0.6
Operating income	212.0	43.8	126.4	(97.9)	284.3

Gross profit as a % of revenue	5.4%	1.0%	6.5%	—	3.9%

Six Months Ended March 31, 2016:
Revenue	$3,828.3	$3,191.7	$1,658.9	$—	$8,678.9
Gross profit	176.5	15.3	132.5	—	324.3
Equity in earnings of joint ventures	5.2	5.4	53.7	—	64.3
General and administrative expenses	—	—	—	(58.2)	(58.2)
Acquisition and integration expenses	—	—	—	(91.7)	(91.7)
Loss on disposal activities	—	(42.6)	—	—	(42.6)
Operating income	181.7	(21.9)	186.2	(149.9)	196.1

Gross profit as a % of revenue	4.6%	0.5%	8.0%	—	3.7%

Reportable Segments:
Total assets
March 31, 2017	$6,688.7	$3,593.7	$2,657.7	$700.9	$13,641.0
September 30, 2016	6,655.7	3,556.2	2,692.7	765.3	13,669.9

16.       Condensed Consolidating Financial Information

In connection with the registration of the Company’s 2014 Senior Notes that were declared effective by the SEC on September 29, 2015, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities. Both the 2014 Senior Notes and the 2017 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of AECOM’s directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

The following condensed consolidating financial information, which is presented for AECOM, the Subsidiary Guarantors on a combined basis and AECOM’s non-guarantor subsidiaries on a combined basis, is provided to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance Sheets

(unaudited — in millions)

March 31, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$6.3	$210.7	$509.0	$—	$726.0
Accounts receivable—net	—	2,104.7	2,604.2	—	4,708.9
Intercompany receivable	738.6	67.9	141.9	(948.4)	—
Prepaid expenses and other current assets	53.2	356.9	278.4	—	688.5
Income taxes receivable	12.5	—	30.4	—	42.9
TOTAL CURRENT ASSETS	810.6	2,740.2	3,563.9	(948.4)	6,166.3
PROPERTY AND EQUIPMENT—NET	170.2	229.4	219.4	—	619.0
DEFERRED TAX ASSETS—NET	306.7	—	160.9	(292.9)	174.7
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,255.8	1,375.1	59.0	(7,689.9)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	48.9	305.0	—	354.6
GOODWILL	—	3,318.5	2,486.7	—	5,805.2
INTANGIBLE ASSETS—NET	—	304.3	122.5	—	426.8
OTHER NON-CURRENT ASSETS	8.7	20.3	65.4	—	94.4
TOTAL ASSETS	$7,552.7	$8,036.7	$6,982.8	$(8,931.2)	$13,641.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.8	$7.3	$12.3	$—	$21.4
Accounts payable	28.4	897.1	1,011.6	—	1,937.1
Accrued expenses and other current liabilities	129.5	981.1	1,008.8	—	2,119.4
Accrued taxes payable	—	—	10.2	—	10.2
Intercompany payable	83.8	820.0	147.1	(1,050.9)	—
Billings in excess of costs on uncompleted contracts	—	231.1	413.7	—	644.8
Current portion of long-term debt	101.9	218.4	10.9	—	331.2
TOTAL CURRENT LIABILITIES	345.4	3,155.0	2,614.6	(1,050.9)	5,064.1
OTHER LONG-TERM LIABILITIES	111.2	316.2	563.6	—	991.0
DEFERRED TAX LIABILITY — NET	—	299.5	—	(292.9)	6.6
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	580.5	(580.5)	—
LONG-TERM DEBT	3,559.8	274.6	16.7	—	3,851.1
TOTAL LIABILITIES	4,016.4	4,045.3	3,775.4	(1,924.3)	9,912.8
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,536.3	3,991.4	3,023.6	(7,006.9)	3,544.4
Noncontrolling interests	—	—	183.8	—	183.8
TOTAL STOCKHOLDERS’ EQUITY	3,536.3	3,991.4	3,207.4	(7,006.9)	3,728.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,552.7	$8,036.7	$6,982.8	$(8,931.2)	$13,641.0

Condensed Consolidating Balance Sheets

(unaudited - in millions)

September 30, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.8	$183.7	$506.6	$—	$692.1
Accounts receivable—net	—	2,034.0	2,497.5	—	4,531.5
Intercompany receivable	760.7	151.7	152.0	(1,064.4)	—
Prepaid expenses and other current assets	98.7	336.2	295.2	—	730.1
Income taxes receivable	28.7	—	18.4	—	47.1
TOTAL CURRENT ASSETS	889.9	2,705.6	3,469.7	(1,064.4)	6,000.8
PROPERTY AND EQUIPMENT—NET	169.3	236.5	239.2	—	645.0
DEFERRED TAX ASSETS—NET	265.2	—	129.8	(223.5)	171.5
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,031.7	1,408.4	58.4	(7,498.5)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	48.6	281.2	—	330.5
GOODWILL	—	3,286.6	2,537.2	—	5,823.8
INTANGIBLE ASSETS—NET	—	334.0	145.4	—	479.4
OTHER NON-CURRENT ASSETS	8.4	71.4	139.1	—	218.9
TOTAL ASSETS	$7,365.2	$8,091.1	$7,000.0	$(8,786.4)	$13,669.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.1	$7.3	$15.9	$—	$26.3
Accounts payable	45.8	907.0	958.1	—	1,910.9
Accrued expenses and other current liabilities	201.2	1,137.1	1,046.5	—	2,384.8
Accrued taxes payable	—	—	10.8	—	10.8
Intercompany payable	114.1	857.9	208.8	(1,180.8)	—
Billings in excess of costs on uncompleted contracts	—	237.5	394.4	—	631.9
Current portion of long-term debt	108.2	222.1	9.7	—	340.0
TOTAL CURRENT LIABILITIES	472.4	3,368.9	2,644.2	(1,180.8)	5,304.7
OTHER LONG-TERM LIABILITIES	115.7	349.3	632.4	—	1,097.4
DEFERRED TAX LIABILITY — NET	—	236.6	—	(223.5)	13.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	563.5	(563.5)	—
LONG-TERM DEBT	3,411.2	273.4	17.6	—	3,702.2
TOTAL LIABILITIES	3,999.3	4,228.2	3,857.7	(1,967.8)	10,117.4
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,365.9	3,862.9	2,956.7	(6,818.6)	3,366.9
Noncontrolling interests	—	—	185.6	—	185.6
TOTAL STOCKHOLDERS’ EQUITY	3,365.9	3,862.9	3,142.3	(6,818.6)	3,552.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,365.2	$8,091.1	$7,000.0	$(8,786.4)	$13,669.9

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,289.8	$2,157.4	$(20.0)	$4,427.2

Cost of revenue	—	2,194.2	2,084.6	(20.0)	4,258.8
Gross profit	—	95.6	72.8	—	168.4

Equity in earnings from subsidiaries	167.8	64.1	0.7	(232.6)	—
Equity in earnings of joint ventures	—	5.0	16.8	—	21.8
General and administrative expenses	(29.9)	—	—	—	(29.9)
Acquisition and integration expenses	(20.0)	—	—	—	(20.0)
Gain on disposal activity	—	—	0.6	—	0.6
Income from operations	117.9	164.7	90.9	(232.6)	140.9

Other income	0.5	8.3	1.6	(9.1)	1.3
Interest expense	(55.1)	(6.1)	(9.7)	9.1	(61.8)
Income before income tax (benefit) expense	63.3	166.9	82.8	(232.6)	80.4

Income tax (benefit) expense	(39.1)	38.2	(34.5)	—	(35.4)
Net income	102.4	128.7	117.3	(232.6)	115.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(13.4)	—	(13.4)
Net income attributable to AECOM	$102.4	$128.7	$103.9	$(232.6)	$102.4

	For the three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,357.7	$2,032.4	$(8.9)	$4,381.2

Cost of revenue	—	2,214.1	1,992.6	(8.9)	4,197.8
Gross profit	—	143.6	39.8	—	183.4

Equity in earnings from subsidiaries	125.1	(19.8)	0.8	(106.1)	—
Equity in earnings of joint ventures	—	7.2	31.9	—	39.1
General and administrative expenses	(29.4)	(0.1)	—	—	(29.5)
Acquisition and integration expenses	(50.7)	—	—	—	(50.7)
Loss on disposal activities	—	—	(1.6)	—	(1.6)
Income from operations	45.0	130.9	70.9	(106.1)	140.7

Other income	2.2	8.9	(0.9)	(9.4)	0.8
Interest expense	(55.9)	(5.4)	(10.8)	9.4	(62.7)
(Loss) income before income tax (benefit) expense	(8.7)	134.4	59.2	(106.1)	78.8

Income tax (benefit) expense	(50.6)	66.2	(4.3)	0.9	12.2
Net income	41.9	68.2	63.5	(107.0)	66.6
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(24.7)	—	(24.7)
Net income attributable to AECOM	$41.9	$68.2	$38.8	$(107.0)	$41.9

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the six months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$4,571.3	$4,247.5	$(33.3)	$8,785.5

Cost of revenue	—	4,355.5	4,124.9	(33.3)	8,447.1
Gross profit	—	215.8	122.6	—	338.4

Equity in earnings from subsidiaries	288.1	64.0	1.4	(353.5)	—
Equity in earnings of joint ventures	—	14.9	28.3	—	43.2
General and administrative expenses	(62.5)	—	—	—	(62.5)
Acquisition and integration expenses	(35.4)	—	—	—	(35.4)
Gain on disposal activity	—	—	0.6	—	0.6
Income from operations	190.2	294.7	152.9	(353.5)	284.3

Other income	0.9	15.9	4.5	(19.2)	2.1
Interest expense	(102.9)	(11.8)	(19.9)	19.2	(115.4)
Income before income tax (benefit) expense	88.2	298.8	137.5	(353.5)	171.0

Income tax (benefit) expense	(61.4)	74.1	(23.3)	—	(10.6)
Net income	149.6	224.7	160.8	(353.5)	181.6
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(32.0)	—	(32.0)
Net income attributable to AECOM	$149.6	$224.7	$128.8	$(353.5)	$149.6

	For the six months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$4,594.0	$4,126.6	$(41.7)	$8,678.9

Cost of revenue	—	4,396.6	3,999.7	(41.7)	8,354.6
Gross profit	—	197.4	126.9	—	324.3

Equity in earnings from subsidiaries	180.0	(60.1)	1.6	(121.5)	—
Equity in earnings of joint ventures	—	11.7	52.6	—	64.3
General and administrative expenses	(57.0)	(1.2)	—	—	(58.2)
Acquisition and integration expenses	(91.7)	—	—	—	(91.7)
Loss on disposal activities	—	—	(42.6)	—	(42.6)
Income from operations	31.3	147.8	138.5	(121.5)	196.1

Other income	3.0	17.8	1.6	(18.6)	3.8
Interest expense	(109.2)	(11.1)	(20.5)	18.6	(122.2)
(Loss) income before income tax (benefit) expense	(74.9)	154.5	119.6	(121.5)	77.7

Income tax (benefit) expense	(96.4)	84.3	9.9	13.7	11.5
Net income	21.5	70.2	109.7	(135.2)	66.2
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(44.7)	—	(44.7)
Net income attributable to AECOM	$21.5	$70.2	$65.0	$(135.2)	$21.5

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$102.4	$128.7	$117.3	$(232.6)	$115.8
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	1.2	—	1.1	—	2.3
Foreign currency translation adjustments	—	—	40.9	—	40.9
Pension adjustments, net of tax	0.7	—	(2.2)	—	(1.5)
Other comprehensive income, net of tax	1.9	—	39.8	—	41.7
Comprehensive income, net of tax	104.3	128.7	157.1	(232.6)	157.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(13.8)	—	(13.8)
Comprehensive income attributable to AECOM, net of tax	$104.3	$128.7	$143.3	$(232.6)	$143.7

	For the three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$41.9	$68.2	$63.5	$(107.0)	$66.6
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(2.6)	—	2.1	—	(0.5)
Foreign currency translation adjustments	—	—	67.8	—	67.8
Pension adjustments, net of tax	0.6	—	5.9	—	6.5
Other comprehensive (loss) income, net of tax	(2.0)	—	75.8	—	73.8
Comprehensive income net of tax	39.9	68.2	139.3	(107.0)	140.4
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(24.8)	—	(24.8)
Comprehensive income attributable to AECOM, net of tax	$39.9	$68.2	$114.5	$(107.0)	$115.6

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the six months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$149.6	$224.7	$160.8	$(353.5)	$181.6
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4.1	—	(0.4)	—	3.7
Foreign currency translation adjustments	—	—	(33.0)	—	(33.0)
Pension adjustments, net of tax	1.3	—	14.1	—	15.4
Other comprehensive income (loss), net of tax	5.4	—	(19.3)	—	(13.9)
Comprehensive income, net of tax	155.0	224.7	141.5	(353.5)	167.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(32.1)	—	(32.1)
Comprehensive income attributable to AECOM, net of tax	$155.0	$224.7	$109.4	$(353.5)	$135.6

	For the six months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$21.5	$70.2	$109.7	$(135.2)	$66.2
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	1.3	—	3.5	—	4.8
Foreign currency translation adjustments	—	—	(29.9)	—	(29.9)
Pension adjustments, net of tax	1.2	(4.7)	10.7	—	7.2
Other comprehensive income (loss), net of tax	2.5	(4.7)	(15.7)	—	(17.9)
Comprehensive income net of tax	24.0	65.5	94.0	(135.2)	48.3
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(43.1)	—	(43.1)
Comprehensive income attributable to AECOM, net of tax	$24.0	$65.5	$50.9	$(135.2)	$5.2

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the six months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(137.5)	$149.2	$19.7	$—	$31.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of business, net of cash disposed	—	—	2.2	—	2.2
Net investment in unconsolidated joint ventures	—	(0.3)	(21.7)	—	(22.0)
Net purchase of investments	—	—	0.6	—	0.6
Payments for capital expenditures, net of disposals	(10.2)	(17.4)	(11.1)	—	(38.7)
Net investment in intercompany notes	(6.8)	(3.0)	20.5	(10.7)	—
Other intercompany investing activities	44.5	57.1	1.0	(102.6)	—
Net cash provided by (used in) investing activities	27.5	36.4	(8.5)	(113.3)	(57.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,116.3	—	6.8	—	3,123.1
Repayments of borrowings under credit agreements	(3,979.0)	(12.7)	(11.3)	—	(4,003.0)
Issuance of unsecured senior notes	1,000.0	—	—	—	1,000.0
Cash paid for debt and equity issuance costs	(12.5)	—	—	—	(12.5)
Proceeds from issuance of common stock	14.3	—	—	—	14.3
Proceeds from exercise of stock options	3.7	—	—	—	3.7
Payments to repurchase common stock	(18.0)	—	—	—	(18.0)
Net distributions to noncontrolling interests	—	—	(33.4)	—	(33.4)
Other financing activities	(11.3)	(35.8)	37.0	—	(10.1)
Net borrowings on intercompany notes	1.0	(20.5)	8.8	10.7	—
Other intercompany financing activities	—	(89.6)	(13.0)	102.6	—
Net cash provided by (used in) financing activities	114.5	(158.6)	(5.1)	113.3	64.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(3.7)	—	(3.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4.5	27.0	2.4	—	33.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	183.7	506.6	—	692.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6.3	$210.7	$509.0	$—	$726.0

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the six months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(322.5)	$374.0	$139.7	$—	$191.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(1.0)	—	—	(1.0)
Proceeds from disposal of businesses and property	—	—	39.7	—	39.7
Net investment in unconsolidated joint ventures	—	(1.4)	(44.2)	—	(45.6)
Net sales of investments	—	—	11.2	—	11.2
Payments for capital expenditures, net of disposals	(24.0)	(23.5)	16.5	—	(31.0)
Net (investment in) receipts from intercompany notes	(3.2)	48.5	(11.2)	(34.1)	—
Other intercompany investing activities	448.9	98.1	—	(547.0)	—
Net cash provided by investing activities	421.7	120.7	12.0	(581.1)	(26.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,316.5	—	6.2	—	2,322.7
Repayments of borrowings under credit agreements	(2,423.8)	(10.8)	(23.8)	—	(2,458.4)
Cash paid for debt and equity issuance costs	(1.5)	—	—	—	(1.5)
Proceeds from issuance of common stock	13.8	—	—	—	13.8
Proceeds from exercise of stock options	4.9	—	—	—	4.9
Payments to repurchase common stock	(18.1)	—	—	—	(18.1)
Excess tax benefit from share-based payment	3.3	—	—	—	3.3
Net distributions to noncontrolling interests	—	—	(60.5)	—	(60.5)
Other financing activities	5.0	(13.2)	24.8	—	16.6
Net borrowings (repayments) on intercompany notes	1.2	10.0	(45.3)	34.1	—
Other intercompany financing activities	—	(497.4)	(49.6)	547.0	—
Net cash used in financing activities	(98.7)	(511.4)	(148.2)	581.1	(177.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.4)	—	(1.4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.5	(16.7)	2.1	—	(14.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	162.5	520.1	—	683.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.8	$145.8	$522.2	$—	$669.8

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

Overview

We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations in more than 150 countries. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. We also finance projects through AECOM Capital, an investment fund established to invest in public-private partnership (P3), infrastructure, and renewable energy projects as well as private-sector real estate projects for which we can provide a fully integrated solution that includes equity capital, design, engineering, construction services and operations and maintenance.

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

During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within our CS segment was realigned within our MS segment to reflect present management oversight. Accordingly, for the three and six months ended March 31, 2016, approximately $33.1 million and $66.3 million of revenue, respectively, and $31.2 million and $62.9 million of cost of revenue, respectively, were reclassified to conform to the current period presentation.

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

Commodity price volatility has negatively impacted our oil and gas business especially in North America and other petro-dollar funded markets and future oil and gas client projects may be deferred, suspended or terminated.

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

In April  2017, AECOM Capital completed a transaction to sell its 50% equity interest in Provost Square I LLC for $133 million, which resulted in net cash proceeds of $77 million and a gain of $45 million in our fiscal third quarter. Accordingly, the Company will report AECOM Capital as a separate segment beginning in the quarter ending June 30, 2017. Results of operations for AECOM Capital were not material in prior periods.

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

On April 3, 2017, we redeemed the URS 3.85% Senior Notes upon their maturity using proceeds from a $185 million delayed draw term loan A facility tranche under our 2014 Credit Agreement.

Results of Operations

Three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$4,427.2	$4,381.2	$46.0	1.0%	$8,785.5	$8,678.9	$106.6	1.2%
Cost of revenue	4,258.8	4,197.8	61.0	1.5	8,447.1	8,354.6	92.5	1.1
Gross profit	168.4	183.4	(15.0)	(8.2)	338.4	324.3	14.1	4.3
Equity in earnings of joint ventures	21.8	39.1	(17.3)	(44.2)	43.2	64.3	(21.1)	(32.8)
General and administrative expenses	(29.9)	(29.5)	(0.4)	1.4	(62.5)	(58.2)	(4.3)	7.4
Acquisition and integration expenses	(20.0)	(50.7)	30.7	(60.6)	(35.4)	(91.7)	56.3	(61.4)
Gain (loss) on disposal activities	0.6	(1.6)	2.2	NM	0.6	(42.6)	43.2	NM
Income from operations	140.9	140.7	0.2	0.1	284.3	196.1	88.2	45.0
Other income	1.3	0.8	0.5	62.5	2.1	3.8	(1.7)	(44.7)
Interest expense	(61.8)	(62.7)	0.9	(1.4)	(115.4)	(122.2)	6.8	(5.6)
Income before income tax expense	80.4	78.8	1.6	2.0	171.0	77.7	93.3	120.1
Income tax (benefit) expense	(35.4)	12.2	(47.6)	NM	(10.6)	11.5	(22.1)	NM
Net income	115.8	66.6	49.2	73.9	181.6	66.2	115.4	174.3
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(13.4)	(24.7)	11.3	(45.7)	(32.0)	(44.7)	12.7	(28.4)
Net income attributable to AECOM	$102.4	$41.9	$60.5	144.4%	$149.6	$21.5	$128.1	595.8%

NM — not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	96.2	95.8	96.1	96.3
Gross margin	3.8	4.2	3.9	3.7
Equity in earnings of joint ventures	0.5	0.9	0.5	0.7
General and administrative expense	(0.6)	(0.7)	(0.8)	(0.5)
Acquisition and integration expenses	(0.5)	(1.2)	(0.4)	(1.1)
Gain (loss) on disposal activities	0.0	0.0	0.0	(0.5)
Income from operations	3.2	3.2	3.2	2.3
Other income	0.0	0.0	0.0	0.0
Interest expense	(1.4)	(1.4)	(1.3)	(1.4)
Income before income tax expense	1.8	1.8	1.9	0.9
Income tax (benefit) expense	(0.8)	0.3	(0.2)	0.1
Net income	2.6	1.5	2.1	0.8
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.5)	(0.4)	(0.6)
Net income attributable to AECOM	2.3%	1.0%	1.7%	0.2%

Revenue

Our revenue for the three months ended March 31, 2017 increased $46.0 million, or 1.0%, to $4,427.2 million as compared to $4,381.2 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2017 increased $106.6 million, or 1.2%, to $8,785.5 million as compared to $8,678.9 million for the corresponding period last year.

The increase in revenue for the three and six months ended March 31, 2017 was primarily attributable to the changes noted in the DCS, CS, and MS Reportable Segments below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the three months ended March 31, 2017 and 2016 were $2.1 billion and $2.1 billion, respectively. Subcontractor and other direct costs for the six months ended March 31, 2017 and 2016 were $4.4 billion and $4.2 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, remained relatively constant at 48% during the quarters ended March 31, 2017 and March 31, 2016. Subcontractor costs and other direct costs as a percentage of revenue, increased to 50% during the six months ended March 31, 2017 from 48% during the six months ended March 31, 2016 due to increased building construction in our CS reportable segment, as discussed below.

Gross Profit

Our gross profit for the three months ended March 31, 2017 decreased $15.0 million, or 8.2%, to $168.4 million as compared to $183.4 million for the corresponding period last year.

Our gross profit for the six months ended March 31, 2017 increased $14.1 million, or 4.3%, to $338.4 million as compared to $324.3 million for the corresponding period last year.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended March 31, 2017 was $1.6 million, compared with $13.2 million during the three months ended March 31, 2016. This amount is offset by amortization of intangible assets of $20.9 million during the three months ended March 31, 2017, compared with $59.1 million during the three months ended March 31, 2016. Revenue and the related income from operations related to the margin fair value liability recognized during the six months ended March 31, 2017 was $3.2 million, compared with $28.4 million during the six months ended March 31, 2016. This amount is offset by amortization of intangible assets of $41.8 million during the six months ended March 31, 2017, compared with $118.1 million during the six months ended March 31, 2016.

Gross profit changes were also due to the reasons noted in DCS, CS and MS Reportable Segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2017 was $21.8 million as compared to $39.1 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2017 was $43.2 million as compared to $64.3 million in the corresponding period last year.

The decrease in earnings of joint ventures for the three and six months ended March 31, 2017 was primarily due to decreased earnings from a United Kingdom nuclear cleanup project where our work was completed in the second quarter of fiscal year 2016.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2017 increased $0.4 million, or 1.4%, to $29.9 million as compared to $29.5 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.6% of revenue for the three months ended March 31, 2017 from 0.7% in the corresponding period last year.

Our general and administrative expenses for the six months ended March 31, 2017 increased $4.3 million, or 7.4%, to $62.5 million as compared to $58.2 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses increased to 0.8% of revenue for the six months ended March 31, 2017 from 0.5% in the corresponding period last year.

The increase in our general and administrative expenses is primarily due to increased personnel costs.

Acquisition and Integration Expenses

Acquisition and integration expenses, relating to the acquisition of URS, were comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Severance and personnel costs	$18.4	$5.4	$29.9	$12.0
Professional service, real estate-related, and other expenses	1.6	45.3	5.5	79.7
Total	$20.0	$50.7	$35.4	$91.7

Severance and personnel costs above include employee termination costs and labor costs related to the integration of URS. Real estate expenses relate to costs incurred to exit redundant facilities as a result of the URS integration. Professional services and other expenses relate to integration activities such as consolidating and implementing our IT platforms. The severance, real estate, and other disposal activities commenced upon the acquisition of URS have resulted in approximately $330 million in annual run rate cost savings as of March 31, 2017. Our cost savings associated with the URS integration are materially complete. The savings are in line with our prior expectations and were achieved slightly ahead of our estimated timing.

As of March 31, 2017, we had realized approximately $280 million in cumulative labor-related cost savings and approximately $240 million in cumulative real estate-related and all other non-labor cost savings. These cost savings are materially consistent with our prior expectations.

Gain / Loss on Disposal Activities

Gain on disposal activities for the six months ended March 31, 2017 was $0.6 million compared to loss on disposal activities of $42.6 million for the corresponding period last year.

Other Income

Our other income for the three months ended March 31, 2017 increased to $1.3 million from $0.8 million for the corresponding period last year.

Our other income for the six months ended March 31, 2017 decreased to $2.1 million from $3.8 million for the corresponding period last year.

Interest Expense

Our interest expense for the three months ended March 31, 2017 decreased to $61.8 million as compared to $62.7 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2017 decreased to $115.4 million as compared to $122.2 million for the corresponding period last year.

Income Tax Expense

Our income tax benefit for the three months ended March 31, 2017 was $35.4 million compared to income tax expense of $12.2 million for the corresponding period last year. The increase in tax benefit for the current period compared to the corresponding period last year is due primarily to the release of valuation allowances in the amount of $57.2 million in the United Kingdom in the second quarter of 2017, along with the tax impact of changes in the mix of geographical income.

Our income tax benefit for the six months ended March 31, 2017 was $10.6 million compared to income tax expense of $11.5 million for the corresponding period last year. The increase in tax benefit for the current period compared to the corresponding period last year is due primarily to the release of valuation allowances in the amount of $57.2 million in the United Kingdom in the second quarter of 2017 and the tax impacts from changes in the mix of geographical income, partially offset by the tax impacts of an increase in overall pre-tax income of $93.3 million for the six months ended March 31, 2017 and the retroactive extension of the federal research credit in the first quarter of 2016.

Valuation allowances in the amount of $57.2 million in the United Kingdom have been released due to sufficient positive evidence obtained during the second quarter of 2017. The Company evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. This positive evidence includes an improvement in earnings, the use of net operating losses on a taxable basis, and better management of pension liabilities due to positive effects of pension asset management and stabilization of interest rates.

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

Based on a review of positive and negative evidence available to us, we have previously recorded valuation allowances against our deferred tax assets in Canada to reduce them to the amount that in our judgment is more likely than not realizable. As of the second quarter of 2017, valuation allowances remain until further positive evidence is obtained and these valuation allowances can be released.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $25 million).

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $102.4 million and $149.6 million for the three and six months ended March 31, 2017, respectively, as compared to net income attributable to AECOM of $41.9 million and $21.5 million for the three and six months ended March 31, 2016, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$1,867.5	$1,966.2	$(98.7)	(5.0)%	$3,708.3	$3,828.3	$(120.0)	(3.1)%
Cost of revenue	1,761.4	1,869.0	(107.6)	(5.8)	3,507.0	3,651.8	(144.8)	(4.0)
Gross profit	$106.1	$97.2	$8.9	9.2%	$201.3	$176.5	$24.8	14.1%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.3	95.1	94.6	95.4
Gross profit	5.7%	4.9%	5.4%	4.6%

Revenue

Revenue for our DCS segment for the three months ended March 31, 2017 decreased $98.7 million, or 5.0%, to $1,867.5 million as compared to $1,966.2 million for the corresponding period last year.

Revenue for our DCS segment for the six months ended March 31, 2017 decreased $120.0 million, or 3.1%, to $3,708.3 million as compared to $3,828.3 million for the corresponding period last year.

The decrease in revenue for the three months ended March 31, 2017 was primarily attributable to decreases in the Americas, and a negative foreign currency impact of $15 million mostly due to the strengthening of the U.S. dollar against the British pound.

Revenues in the Americas was impacted by lower pass-through revenues and the investment of internal resources to support the implementation of a new project management tool, which will enhance future project productivity and efficiency. These decreases were partially offset by increases in Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC).

The decrease in revenue for the six months ended March 31, 2017 was primarily attributable to decreases in the Americas and a negative foreign currency impact of $50 million mostly due to the strengthening of the U.S. dollar against the British pound. These decreases were partially offset by increases in EMEA and APAC.

Gross Profit

Gross profit for our DCS segment for the three months ended March 31, 2017 increased $8.9 million, or 9.2%, to $106.1 million as compared to $97.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.7% of revenue for the three months ended March 31, 2017 from 4.9% in the corresponding period last year.

Gross profit for our DCS segment for the six months ended March 31, 2017 increased $24.8 million, or 14.1%, to $201.3 million as compared to $176.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.4% of revenue for the six months ended March 31, 2017 from 4.6% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended March 31, 2017 was primarily attributable to decreased intangible amortization expense, net of the margin fair value adjustment, of $21.6 million, primarily from URS, as well as higher business development investments to capitalize on improving market trends.

The increase in gross profit and gross profit as a percentage of revenue for the six months ended March 31, 2017 was primarily attributable to decreased intangible amortization expense, net of the margin fair value adjustment, of $42.9 million, primarily from URS.

Construction Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$1,732.7	$1,513.1	$219.6	14.5%	$3,482.9	$3,191.7	$291.2	9.1%
Cost of revenue	1,712.3	1,509.2	203.1	13.5	3,448.7	3,176.4	272.3	8.6
Gross profit	$20.4	$3.9	$16.5	423.1%	$34.2	$15.3	$18.9	123.5%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	98.8	99.7	99.0	99.5
Gross profit	1.2%	0.3%	1.0%	0.5%

Revenue

Revenue for our CS segment for the three months ended March 31, 2017 increased $219.6 million, or 14.5%, to $1,732.7 million as compared to $1,513.1 million for the corresponding period last year.

Revenue for our CS segment for the six months ended March 31, 2017 increased $291.2 million, or 9.1%, to $3,482.9 million as compared to $3,191.7 million for the corresponding period last year.

The increases in revenue for the three and six months ended March 31, 2017 were primarily attributable to increases across our building construction business, our power business in the Americas, and the inclusion of revenues from an entity acquired at the end of fiscal year 2016.

Gross Profit

Gross profit for our CS segment for the three months ended March 31, 2017 increased $16.5 million, or 423.1%, to $20.4 million as compared to $3.9 million for the corresponding period last year.

Gross profit for our CS segment for the six months ended March 31, 2017 increased $18.9 million, or 123.5%, to $34.2 million as compared to $15.3 million for the corresponding period last year.

The increases in gross profit for the three and six months ended March 31, 2017 were primarily attributable to increased profitability in our building construction business, our power business in the Americas, and improved performance in our oil and gas business.

Management Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$827.0	$901.9	$(74.9)	(8.3)%	$1,594.3	$1,658.9	$(64.6)	(3.9)%
Cost of revenue	785.1	819.6	(34.5)	(4.2)	1,491.4	1,526.4	(35.0)	(2.3)
Gross profit	$41.9	$82.3	$(40.4)	(49.1)%	$102.9	$132.5	$(29.6)	(22.3)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.9	90.9	93.5	92.0
Gross profit	5.1%	9.1%	6.5%	8.0%

Revenue

Revenue for our MS segment for the three months ended March 31, 2017 decreased $74.9 million, or 8.3%, to $827.0 million as compared to $901.9 million for the corresponding period last year.

Revenue for our MS segment for the six months ended March 31, 2017 decreased $64.6 million, or 3.9%, to $1,594.3 million as compared to $1,658.9 million for the corresponding period last year.

The decreases in revenue for the three and six months ended March 31, 2017 were primarily due to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $45 million recorded in the three months ended March 31, 2016, which did not repeat in 2017, and decreases in various other projects with the U.S. government.

Gross Profit

Gross profit for our MS segment for the three months ended March 31, 2017 decreased $40.4 million, or 49.1%, to $41.9 million as compared to $82.3 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 5.1% of revenue for the three months ended March 31, 2017 from 9.1% in the corresponding period last year.

Gross profit for our MS segment for the six months ended March 31, 2017 decreased $29.6 million, or 22.3%, to $102.9 million as compared to $132.5 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.5% of revenue for the six months ended March 31, 2017 from 8.0% in the corresponding period last year.

The decreases in gross profit for the three and six months ended March 31, 2017 were primarily due to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $45 million, recorded in the three months ended March 31, 2016.

Additionally, the decrease for the six months ended March 31, 2017 was due to a favorable adjustment from an acquisition related environmental legal matter of $13.2 million ($10.1 million, net of noncontrolling interests) as well as a $6.8 million pension curtailment gain, both occurred in the three months ended December 31, 2015.  The decrease in gross profit for the six months ended March 31, 2017 was partially offset by a benefit recorded in the three months ended December 31, 2016 of $35 million from the favorable settlement of a federal lawsuit, net of legal fees.

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

At March 31, 2017, cash and cash equivalents were $726.0 million, an increase of $33.9 million, or 4.9%, from $692.1 million at September 30, 2016. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under our debt agreements, partially offset by payments for capital expenditures, net distributions to noncontrolling interest, and investment in unconsolidated joint ventures.

Net cash provided by operating activities was $31.4 million for the six months ended March 31, 2017, a decrease of $159.8 million, or 83.6%, from $191.2 million for the six months ended March 31, 2016. Cash provided by operating activities was adversely affected by cash payments totaling approximately $60 million related to a federal lawsuit that was settled in our first quarter of 2017. The decrease was also attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. During the six months ended March 31, 2017, the Company paid $65.1 million relating to company match contributions into its US 401(k) plan compared to a payment of $13.4 million for the six months ended March 31, 2016. The sale of trade receivables to financial institutions during the six months ended March 31, 2017 provided a net unfavorable impact of $20.4 million as compared to a net benefit of $11.4 million during the six months ended March 31, 2016. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

Net cash used in investing activities was $57.9 million for the six months ended March 31, 2017, as compared to $26.7 million for the six months ended March 31, 2016. This change was primarily attributable to proceeds from disposal of businesses and proceeds from disposal of property and equipment during the six months ended March 31, 2016.

Net cash provided by financing activities was $64.1 million for the six months ended March 31, 2017 as compared to net cash used of $177.2 million for the six months ended March 31, 2016. This change was primarily attributable to the issuance of $1 billion in unsecured senior notes, offset by net repayments of borrowings under credit agreements of $880 million for the six months ended March 31, 2017 as compared to $136 million net repayments of borrowings under credit agreements for the six months ended March 31, 2016. On April 3, 2017, we redeemed the URS 3.85% Senior Notes upon their maturity using proceeds from a $185 million delayed draw term loan A facility tranche under our 2014 Credit Agreement.

On April 28, 2017, AECOM Capital completed a transaction to sell its 50% equity interest in Provost Square I LLC for $133 million, which resulted in net cash proceeds of $77 million and a gain of $45 million in our fiscal third quarter.

On February 21, 2017, we completed a private placement offering of $1 billion aggregate principal amount of the unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the note proceeds to immediately retire the remaining $127.6 million of the term loan B facility outstanding as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under our Credit Agreement. The 2017 Senior Notes refinancing will positively impact our liquidity by reducing our current secured borrowing under our Credit Agreement by $1 billion, net of fees, and swapping $1 billion, net of fees, in floating short term interest rates with fixed interest rates for the next ten years. As a result of our 2017 Senior Note offering, we expect our interest expense will increase in the near term due to a higher proportion of our debt subject to higher, fixed long term interest rates compared to short term variable rates.

Acquisition and Integration Expenses

Acquisition and integration expenses were comprised of the following (in millions):

	Six months ended March 31,
	2017	2016

Severance and personnel costs	$29.9	$12.0
Professional service, real estate-related, and other expenses	5.5	79.7
Total	$35.4	$91.7

We expect to incur approximately $36 million of acquisition and integration expenses in fiscal 2017.

Working Capital

Working capital, or current assets less current liabilities, increased $406.2 million, or 58.4%, to $1,102.2 million at March 31, 2017 from $696.0 million at September 30, 2016. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $164.7 million, or 4.2%, to $4,064.2 million at March 31, 2017 from $3,899.5 million at September 30, 2016.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 84 days at March 31, 2017 compared to 82 days at September 30, 2016.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of March 31, 2017 and September 30, 2016. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	March 31, 2017	September 30, 2016
	(in millions)
2014 Credit Agreement	$1,095.3	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	—
URS Senior Notes	426.8	427.7
Other debt	139.4	142.7
Total debt	4,261.5	4,125.3
Less: Current portion of debt and short-term borrowings	(352.6)	(366.3)
Less: Unamortized debt issuance costs	(57.8)	(56.8)
Long-term debt	$3,851.1	$3,702.2

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2017:

Fiscal Year
2017 (six months remaining)	$289.5
2018	122.6
2019	112.9
2020	107.5
2021	767.7
Thereafter	2,861.3
Total	$4,261.5

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

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans”; (2) revise the definition of “Working Capital” as used in “Excess Cash Flow”; (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of the AECOM Capital disposition completed on April 28, 2017; and (4) amending provisions relating to the Company’s ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.5 at March 31, 2017. Our Consolidated Interest Coverage Ratio was 4.6 at March 31, 2017. As of March 31, 2017, we were in compliance with the covenants of the Credit Agreement.

At March 31, 2017 and September 30, 2016, outstanding standby letters of credit totaled $51.0 million and $92.3 million, respectively, under our revolving credit facilities. As of March 31, 2017 and September 30, 2016, we had $870.1 million and $888.4 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

As of March 31, 2017, the estimated fair value of the 2014 Senior Notes was approximately $836.0 million for the 2022 Notes and $846.0 million for the 2024 Notes. The fair value of the 2014 Senior Notes as of March 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

The Company and the Guarantors filed a registration statement on Form S-4 that was declared effective by the SEC on September 29, 2015 to exchange the unregistered 2014 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On November 2, 2015, we completed the exchange offer by exchanging the unregistered 2014 Senior Notes for the registered notes, as well as all related guarantees.

We were in compliance with the covenants relating to the 2014 Senior Notes as of March 31, 2017.

2017 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the proceeds to immediately retire the remaining $127.6 million of the term loan B facility outstanding as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under our Credit Agreement.

As of March 31, 2017, the estimated fair value of the 2017 Senior Notes was approximately $997.5 million. The fair value of the 2017 Senior Notes as of March 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

At any time and from time to time prior to December 15, 2026, we may redeem all or part of the 2017 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date.

In addition, at any time and from time to time prior to March 15, 2020, we may redeem up to 35% of the original aggregate principal amount of the 2017 Senior Notes with the proceeds of one or more qualified equity offerings, at a redemption price equal to 105.125%, plus accrued and unpaid interest. Furthermore, at any time on or after December 15, 2026, we may redeem on one or more occasions all or part of the 2017 Senior Notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.

The indenture pursuant to which the 2017 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

In connection with the offering of the 2017 Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of February 21, 2017 and agreed to use commercially reasonable efforts to (i) file with the U.S. Securities and Exchange Commission (SEC) a registration statement relating to the registered exchange offer (Exchange Offer) to exchange the 2017 Senior Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as the 2017 Senior Notes; (ii) cause the Exchange Offer registration statement to be declared effective by the SEC on or prior to the 390th day following February 21, 2017 (Exchange Date); (iii) cause the Exchange Offer registration statement to be effective continuously and keep the Exchange Offer open for a period not less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the 2017 Senior Notes; and (iv) cause the Exchange Offer to be consummated in no event later than the Exchange Date.

Under certain circumstances, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the 2017 Senior Notes on or prior to the Exchange Date (such date being the Shelf Filing Deadline), (ii) cause the shelf registration statement to be declared effective not later than the 60th day after the Shelf Filing Deadline (or if such 60th day is not a business day, the next succeeding business day), and (iii) keep such shelf registration continuously effective until two years after its effective date (or such shorter period that will terminate when all the 2017 Senior Notes covered thereby have been sold pursuant thereto).

If we fail to meet any of these requirements, the annual interest rate on the 2017 Senior Notes will increase by 0.25%, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.0% per year. If we cure the default, the interest rate on the 2017 Senior Notes will revert to the original level.

We were in compliance with the covenants relating to our 2017 Senior Notes as of March 31, 2017.

URS Senior Notes

In connection with the URS acquisition, we assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and its 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and URS Fox US LP and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of March 31, 2017, the estimated fair value of the URS Senior Notes was approximately $179.2 million for the 2017 URS Senior Notes and $252.9 million for the 2022 URS Senior Notes. The carrying value of the URS Senior Notes on our Consolidated Balance Sheets as of March 31, 2017 was $179.2 million for the 2017 URS Senior Notes and $247.6 million for the 2022 URS Senior Notes. The fair value of the URS Senior Notes as of March 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the URS Senior Notes.

On April 3, 2017, we redeemed the URS 3.85% Senior Notes upon their maturity using proceeds from a $185 million delayed draw term loan A facility tranche under our 2014 Credit Agreement.

As of March 31, 2017, we were in compliance with the covenants relating to the URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2017 and September 30, 2016, these outstanding standby letters of credit totaled $411.2 million and $382.2 million, respectively. As of March 31, 2017, we had $531.8 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2017 and 2016 was 4.2% and 4.3%, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2017, there was approximately $462.2 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the six months ended March 31, 2017 were $4.3 million for U.S. plans and $12.0 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2017, we had an aggregate of $1,095.3 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 3.00%. For the six months ended March 31, 2017, our weighted average floating rate borrowings were $2,264.7 million, or $1,664.7 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2017 would have increased by $8.3 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware that we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters in Note 14, Commitments and Contingencies, to the financial statements contained in this report to the extent stated therein, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 14, Commitments and Contingencies, to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, a qui tam lawsuit related to our affiliate, Washington Closure Hanford, LLC was unsealed in 2013 and remains in active litigation, see Note 14, Commitments and Contingencies. These suits typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

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

We had approximately $4.3 billion of indebtedness (excluding intercompany indebtedness) outstanding as of March 31, 2017, of which $1.2 billion was secured obligations (exclusive of $51.0 million of outstanding undrawn letters of credit) and we have an additional $870.1 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

•                  political and economic instability, such as in the Middle East and Africa;

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

Some of our services are performed in high-risk locations, such as the Middle East, Africa, and Southwest Asia, where the country or location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At March 31, 2017, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $655.5 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the six months ended March 31, 2017 by $8.3 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

If we are unable to continue to access credit on acceptable terms, our business may be adversely affected.

The changing nature of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for uncommitted bond facilities and new indebtedness, replace our existing revolving and term credit agreements or obtain funding through the issuance of our securities. We use credit facilities to support our working capital and acquisition needs. There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

The United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as Brexit. In March 2017, the United Kingdom government initiated a process to withdraw from the EU and began negotiating the terms of its separation. Our United Kingdom business is a significant part of our European operations with over 8,000 employees and revenues representing approximately 5% of our total revenue for the fiscal year ended September 30, 2016. In addition, our United Kingdom affiliates have liabilities denominated in pounds sterling such as defined benefit pension plan assets and liabilities that could be impacted by Brexit. Brexit may cause our customers to closely monitor their costs and reduce demand for our services which could adversely affect our United Kingdom and overall business and financial results.

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

At March 31, 2017, our contracted backlog was approximately $24.0 billion, our awarded backlog was approximately $15.3 billion and our unconsolidated joint venture backlog was approximately $3.1 billion for a total backlog of $42.4 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of certain EU member states. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. In 2015 and 2016, the EC declared that tax rulings by tax authorities in Luxembourg, the Netherlands, Belgium and Ireland did not comply with the EU state aid restrictions. Due to the large scale of our U.S. and international business activities, many of these proposed changes to the taxation of our activities, if enacted, could increase our worldwide effective tax rate and harm results of operations. Tax changes including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. could increase our worldwide effective tax rate and harm results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014. No stock purchases were made for the six months ended March 31, 2017.

AECOM Retirement & Savings Plan

An independent trustee of the AECOM Retirement & Savings Plan purchased shares of AECOM common stock for the benefit of the plan participants as of part of the Company’s annual match.

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

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/18/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	1/9/2015

4.1	5.125% Senior Notes due 2027 Indenture dated as of	Form 8-K	4.1	2/21/2017

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

February 21, 2017

4.2	Registration Rights Agreement dated as of February 21, 2017	Form 8-K	4.3	2/21/2017

4.3	Form of 2027 Note	Form 8-K	4.1	2/21/2017

10.1	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer	Form 8-K	10.1	4/6/2017

10.2	AECOM Amended and Restated 2016 Stock Incentive Plan	Form S-8	99.1	3/3/2017

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

# Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 10, 2017	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer