Form 10-Q
period 2017-06-30
AECOM
filed 2017-08-09
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 2, 2017, 156,710,755 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$644,890	$588,644
Cash in consolidated joint ventures	167,569	103,501
Total cash and cash equivalents	812,459	692,145
Accounts receivable—net	4,759,306	4,531,460
Prepaid expenses and other current assets	718,620	730,101
Income taxes receivable	42,906	47,065
TOTAL CURRENT ASSETS	6,333,291	6,000,771
PROPERTY AND EQUIPMENT—NET	603,327	644,992
DEFERRED TAX ASSETS—NET	194,035	171,508
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	339,269	330,485
GOODWILL	5,840,508	5,823,843
INTANGIBLE ASSETS—NET	410,294	479,439
OTHER NON-CURRENT ASSETS	115,518	218,898
TOTAL ASSETS	$13,836,242	$13,669,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,669	$26,303
Accounts payable	2,165,463	1,910,915
Accrued expenses and other current liabilities	2,106,615	2,384,815
Income taxes payable	21,342	10,774
Billings in excess of costs on uncompleted contracts	739,037	631,928
Current portion of long-term debt	155,476	340,021
TOTAL CURRENT LIABILITIES	5,189,602	5,304,756
OTHER LONG-TERM LIABILITIES	304,268	403,364
DEFERRED TAX LIABILITY—NET	15,955	13,097
PENSION BENEFIT OBLIGATIONS	656,269	694,073
LONG-TERM DEBT	3,753,799	3,702,157
TOTAL LIABILITIES	9,919,893	10,117,447

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2017 and September 30, 2016; issued and outstanding 155,979,660 and 153,901,500 shares as of June 30, 2017 and September 30, 2016, respectively	1,560	1,539
Additional paid-in capital	3,665,565	3,604,519
Accumulated other comprehensive loss	(831,659)	(857,582)
Retained earnings	873,152	618,445
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,708,618	3,366,921
Noncontrolling interests	207,731	185,568
TOTAL STOCKHOLDERS’ EQUITY	3,916,349	3,552,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,836,242	$13,669,936

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$4,561,467	$4,408,782	$13,347,014	$13,087,729

Cost of revenue	4,386,291	4,237,439	12,833,421	12,592,084
Gross profit	175,176	171,343	513,593	495,645

Equity in earnings of joint ventures	66,458	18,513	109,667	82,792
General and administrative expenses	(33,944)	(28,863)	(96,427)	(86,957)
Acquisition and integration expense	—	(50,678)	(35,409)	(142,427)
Gain (loss) on disposal activities	—	—	572	(42,589)
Income from operations	207,690	110,315	491,996	306,464

Other income	2,136	1,498	4,237	5,286
Interest expense	(61,547)	(62,516)	(176,985)	(184,757)
Income before income tax expense	148,279	49,297	319,248	126,993

Income tax expense (benefit)	12,205	(35,097)	1,556	(23,592)
Net income	136,074	84,394	317,692	150,585
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(34,747)	(16,950)	(66,790)	(61,680)
Net income attributable to AECOM	$101,327	$67,444	$250,902	$88,905

Net income attributable to AECOM per share:
Basic	$0.65	$0.44	$1.62	$0.58
Diluted	$0.64	$0.43	$1.58	$0.57

Weighted average shares outstanding:
Basic	155,763	154,852	155,128	154,256
Diluted	158,820	156,175	158,488	155,479

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$136,074	$84,394	$317,692	$150,585
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	563	(1,396)	4,263	3,390
Foreign currency translation adjustments	46,203	(3,762)	13,164	(33,643)
Pension adjustments, net of tax	(6,562)	10,253	8,866	17,457
Other comprehensive income (loss), net of tax	40,204	5,095	26,293	(12,796)
Comprehensive income, net of tax	176,278	89,489	343,985	137,789
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(35,032)	(16,572)	(67,160)	(59,682)
Comprehensive income attributable to AECOM, net of tax	$141,246	$72,917	$276,825	$78,107

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317,692	$150,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,978	315,460
Equity in earnings of unconsolidated joint ventures	(109,667)	(82,792)
Distribution of earnings from unconsolidated joint ventures	110,934	121,096
Non-cash stock compensation	58,674	56,200
Excess tax benefit from share-based payments	—	(3,835)
Foreign currency translation	(1,058)	(6,761)
Pension curtailment and settlement gains	—	(7,818)
(Gain) loss on disposal activities	(572)	42,589
Other	(8,027)	630
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(146,912)	216,120
Prepaid expenses and other assets	(108,214)	(174,801)
Accounts payable	264,698	23,249
Accrued expenses and other current liabilities	(159,766)	(212,218)
Billings in excess of costs on uncompleted contracts	108,119	(13,534)
Other long-term liabilities	(86,522)	27,086
Net cash provided by operating activities	445,357	451,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(1,733)	(975)
Proceeds from disposal of businesses, net of cash disposed	2,200	39,699
Investment in unconsolidated joint ventures	(44,882)	(64,877)
Return of investment in unconsolidated joint ventures	34,087	2,649
Proceeds from sales of investments	700	11,651
Payments for purchase of investments	—	(214)
Proceeds from disposal of property and equipment	6,178	41,774
Payments for capital expenditures	(64,677)	(141,625)
Net cash used in investing activities	(68,127)	(111,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,638,662	3,446,203
Repayments of borrowings under credit agreements	(5,635,212)	(3,761,371)
Proceeds from issuance of unsecured senior notes	1,000,000	—
Redemption of unsecured senior notes	(179,208)	—
Cash paid for debt and equity issuance costs	(13,041)	(1,977)
Proceeds from issuance of common stock	24,717	22,961
Proceeds from exercise of stock options	3,679	8,650
Payments to repurchase common stock	(22,332)	(25,554)
Excess tax benefit from share-based payment	—	3,835
Net distributions to noncontrolling interests	(44,603)	(75,424)
Other financing activities	(29,421)	(8,106)
Net cash used in financing activities	(256,759)	(390,783)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(157)	(4,451)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,314	(55,896)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	692,145	683,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$812,459	$627,997

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2016 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Immaterial reclassifications were made to the prior year to conform to current year presentation.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report.

The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017.

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

2.              New Accounting Pronouncements and Changes in Accounting

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company currently expects to adopt the new standard using the modified retrospective method. The Company continues to evaluate the impact of the new accounting guidance on its consolidated financial statements and expects to adopt the new guidance on October 1, 2018.

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

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. This guidance was effective for the Company’s fiscal year beginning October 1, 2016, which resulted in the reclassifications of $55.4 million and $56.8 million of unamortized debt issuance costs at June 30, 2017 and September 30, 2016, respectively, from other non-current assets to long-term debt.

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

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance will be effective for the Company’s fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one acquisition during the nine months ended June 30, 2017 and one acquisition during the year ended September 30, 2016 for total consideration of $4.1 million and $5.5 million, respectively. The business combinations did not meet the quantitative thresholds to require separate disclosures based on the Company’s consolidated net assets, investments and net income. The acquisitions were accounted for under the purchase method of accounting. As such, the purchase consideration was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

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

The Company acquired backlog and customer relationship intangible assets valued at $973.8 million representing the fair value of existing contracts and the underlying customer relationships, that have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years) in connection with the URS acquisition. Acquired accrued expenses and other current liabilities include URS project liabilities and approximately $240 million related to estimated URS legal settlements and uninsured legal damages; see Note 14, Commitments and Contingencies, including legal matters related to former URS affiliates.

Amortization of intangible assets relating to URS, included in cost of revenue, was $20.9 million and $35.9 million during the three months ended June 30, 2017 and 2016, respectively, and $62.7 million and $154.0 million during the nine months ended June 30, 2017 and 2016, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $2.4 million and ($2.1) million, respectively, during the three months ended June 30, 2017 and $3.3 million and ($2.1) million, respectively, during the three months ended June 30, 2016 related to joint venture fair value adjustments. Included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $6.9 million and ($6.4) million, respectively, during the nine months ended June 30, 2017 and $19.6 million and ($11.7) million, respectively, during the nine months ended June 30, 2016 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS. This margin fair value liability was $149.1 million at the acquisition date and its carrying value was $10.2 million at June 30, 2017, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The majority of this liability was recognized over the first two years from the acquisition date. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended June 30, 2017 and 2016 was $1.6 million and $5.9 million, respectively; revenue and the related income from operations related to the margin fair value liability recognized during the nine months ended June 30, 2017 and 2016 was $4.8 million and $34.3 million, respectively.

Acquisition and integration expenses, relating to the acquisition of URS, in the accompanying consolidated statements of operations are comprised of the following:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in millions)
Severance and personnel costs	$—	$7.2	$29.9	$19.2
Professional service, real estate-related, and other expenses	—	43.5	5.5	123.2
Total	$—	$50.7	$35.4	$142.4

Included in severance and personnel costs for the nine months ended June 30, 2017 and 2016 was $7.7 million and $18.1 million of severance expenses, respectively, of which $3.0 million and $17.0 million was paid as of June 30, 2017 and 2016, respectively. All acquisition and integration expenses are classified within the Corporate segment, as presented in Note 15.

Loss on disposal activities in the accompanying Statements of Operations of $42.6 million for the nine months ended June 30, 2016 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $112.8 million at the date of disposal. Income from operations included losses incurred by non-core businesses of $3.1 million and $27.0 million during the nine months ended June 30, 2017 and 2016, respectively.

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2017 were as follows:

	September 30, 2016	Acquired	Disposed	Foreign Exchange Impact	June 30, 2017
	(in millions)
Design and Consulting Services	$3,198.2	$3.8	$(1.8)	$7.5	$3,207.7
Construction Services	915.2	—	—	3.0	918.2
Management Services	1,710.4	—	—	4.2	1,714.6
Total	$5,823.8	$3.8	$(1.8)	$14.7	$5,840.5

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2017 and September 30, 2016, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2017			September 30, 2016
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,254.5	$(844.2)	$410.3	$1,247.1	$(767.7)	$479.4	1 — 11
Trademark / tradename	16.4	(16.4)	—	16.4	(16.4)	—	0.3 — 2
Total	$1,270.9	$(860.6)	$410.3	$1,263.5	$(784.1)	$479.4

Amortization expense of acquired intangible assets included within cost of revenue was $76.5 million and $169.1 million for the nine months ended June 30, 2017 and 2016, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal year 2017 and for the succeeding years:

Fiscal Year	(in millions)
2017 (three months remaining)	$24.0
2018	83.7
2019	78.4
2020	66.4
2021	56.4
Thereafter	101.4
Total	$410.3

On July 28, 2017, the Company acquired all of the outstanding equity interests of Shimmick Construction Company, Inc., a leading heavy civil construction firm in California and the Western U.S. for consideration of $175 million.

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	June 30, 2017	September 30, 2016
	(in millions)
Billed	$2,236.5	$2,267.6
Unbilled	2,068.1	1,890.2
Contract retentions	514.1	434.1
Total accounts receivable—gross	4,818.7	4,591.9
Allowance for doubtful accounts	(59.4)	(60.4)
Total accounts receivable—net	$4,759.3	$4,531.5

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of June 30, 2017 and September 30, 2016 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, or other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2017 and September 30, 2016.

The Company sold trade receivables to financial institutions, of which $316.2 million and $356.3 million were outstanding as of June 30, 2017 and September 30, 2016, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.              Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management, operations and maintenance services and invests in private-sector real estate, public-private partnership (P3) and infrastructure projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	June 30, 2017	September 30, 2016
	(in millions)
Current assets	$710.1	$684.1
Non-current assets	184.1	230.8
Total assets	$894.2	$914.9

Current liabilities	$444.6	$407.4
Non-current liabilities	12.4	12.4
Total liabilities	457.0	419.8
Total AECOM equity	238.5	318.0
Noncontrolling interests	198.7	177.1
Total owners’ equity	437.2	495.1
Total liabilities and owners’ equity	$894.2	$914.9

Total revenue of the consolidated joint ventures was $1,457.0 million and $1,481.7 million for the nine months ended June 30, 2017 and 2016, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	June 30, 2017	September 30, 2016
	(in millions)
Current assets	$1,638.5	$1,407.0
Non-current assets	570.8	499.4
Total assets	$2,209.3	$1,906.4

Current liabilities	$1,325.5	$977.3
Non-current liabilities	117.3	146.2
Total liabilities	1,442.8	1,123.5
Joint ventures’ equity	766.5	782.9
Total liabilities and joint ventures’ equity	$2,209.3	$1,906.4

AECOM’s investment in joint ventures	$339.3	$330.5

	Nine Months Ended
	June 30, 2017	June 30, 2016
	(in millions)
Revenue	$4,077.7	$3,648.6
Cost of revenue	3,862.9	3,444.6
Gross profit	$214.8	$204.0
Net income	$205.3	$187.1

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2017	June 30, 2016
	(in millions)
Pass through joint ventures	$27.5	$14.1
Other joint ventures	82.2	68.7
Total	$109.7	$82.8

Included in equity in earnings above, the Company recorded a gain of $45 million from a sale of its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture that invested in a real estate development in New Jersey, in the quarter ended June 30, 2017.

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

The following table details the components of net periodic cost for the Company’s pension plans for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.0	$0.3	$0.8	$0.3	$3.2	$0.9	$3.6	$0.8
Interest cost on projected benefit obligation	4.8	7.1	5.4	9.9	14.4	21.0	16.5	30.2
Expected return on plan assets	(7.7)	(10.5)	(7.7)	(12.2)	(23.2)	(30.8)	(23.1)	(37.0)
Amortization of prior service cost	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	3.3	1.0	1.3	3.2	9.7	3.0	4.1
Curtailment gain recognized	—	—	—	—	—	—	(6.8)	—
Settlement (gain) loss recognized	—	—	—	—	—	—	(1.0)	0.1
Net periodic (benefit) cost	$(0.9)	$0.2	$(0.5)	$(0.7)	$(2.4)	$0.7	$(7.8)	$(1.9)

The total amounts of employer contributions paid for the nine months ended June 30, 2017 were $6.4 million for U.S. plans and $18.6 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2017 are $3.4 million for U.S. plans and $5.4 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	June 30, 2017	September 30, 2016
	(in millions)
2014 Credit Agreement	$1,010.1	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	—
URS Senior Notes	247.7	427.7
Other debt	108.5	142.7
Total debt	3,966.3	4,125.3
Less: Current portion of debt and short-term borrowings	(157.1)	(366.3)
Less: Unamortized debt issuance costs	(55.4)	(56.8)
Long-term debt	$3,753.8	$3,702.2

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2017:

Fiscal Year
2017 (three months remaining)	$56.2
2018	132.3
2019	122.5
2020	117.1
2021	676.5
Thereafter	2,861.7
Total	$3,966.3

2014 Credit Agreement

The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement’s term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility, although the term loan B facility was paid in full on February 21, 2017. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement

(Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans”; (2) revise the definition of “Working Capital” as used in “Excess Cash Flow”; (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amending provisions relating to the Company’s ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.4 at June 30, 2017. The Company’s Consolidated Interest Coverage Ratio was 4.4 at June 30, 2017. As of June 30, 2017, the Company was in compliance with the covenants of the Credit Agreement.

At June 30, 2017 and September 30, 2016, outstanding standby letters of credit totaled $58.4 million and $92.3 million, respectively, under the Company’s revolving credit facilities. As of June 30, 2017 and September 30, 2016, the Company had $991.6 million and $888.4 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

As of June 30, 2017, the estimated fair value of its 2014 Senior Notes was approximately $839.0 million for the 2022 Notes and $868.0 million for the 2024 Notes. The fair value of the 2014 Senior Notes as of June 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

The Company and the Guarantors filed a registration statement on Form S-4 with the SEC on July 6, 2015 that was declared effective by the SEC on September 29, 2015 to exchange the unregistered 2014 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On November 2, 2015, the Company completed its exchange offer by exchanging the unregistered 2014 Senior Notes for the registered notes, as well as all related guarantees.

The Company was in compliance with the covenants relating to the 2014 Senior Notes as of June 30, 2017.

2017 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the note proceeds to immediately retire the remaining $127.6 million outstanding on the term loan B facility as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under its Credit Agreement.

As of June 30, 2017, the estimated fair value of the Company’s 2017 Senior Notes was approximately $1,003.8 million. The fair value of the Company’s 2017 Senior Notes as of June 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company and the Guarantors filed a registration statement on Form S-4 with the SEC on May 11, 2017 that was declared effective by the SEC on May 25, 2017 to exchange the unregistered 2017 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On June 30, 2017, the Company completed its exchange offer by exchanging $999,074,000 aggregate principal amount of the unregistered 2017 Senior Notes with registered notes, as well as all related guarantees. $926,000 aggregate principal amount of the unregistered 2017 Senior Notes remained outstanding as of June 30, 2017.

The Company was in compliance with the covenants relating to its 2017 Senior Notes as of June 30, 2017.

URS Senior Notes

In connection with the URS acquisition, the Company assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of June 30, 2017, the estimated fair value of the 2022 URS Senior Notes was approximately $256.6 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of June 30, 2017 was $247.7 million. The fair value of the URS Senior Notes as of June 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2017, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At June 30, 2017 and September 30, 2016, these outstanding standby letters of credit totaled $437.4 million and $382.2 million, respectively. As of June 30, 2017, the Company had $501.6 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2017 and 2016 was 4.4% and 4.3%, respectively.

Interest expense in the consolidated statements of operations for the three and nine months ended June 30, 2017 included amortization of deferred debt issuance costs of $2.8 million and $14.3 million, respectively. Interest expense in the consolidated statements of operations for the three and nine months ended June 30, 2016 included amortization of deferred debt issuance costs of $5.1 million and $13.3 million, respectively.

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

June 30, 2017
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

The notional principal of outstanding foreign currency forward contracts to purchase Australian dollars (AUD) was AUD 21.1 million (or $15.7 million) and AUD 58.6 million (or $43.4 million) at June 30, 2017 and September 30, 2016, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2017 and 2016.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at June 30, 2017 or 2016.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the nine months ended June 30, 2017 and 2016. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency contracts were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of June 30, 2017 and September 30, 2016 was $13 million and $39 million, respectively, which decreased due to payments of approximately $21 million, and a change in estimated fair value during the nine months ended June 30, 2017. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the nine months ended June 30 was as follows:

	2017		2016
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	0.9	$30.36	1.3	$28.26
Options granted	—	—	—	—
Options exercised	(0.2)	26.42	(0.4)	23.78
Options forfeited or expired	—	—	—	—
Outstanding at June 30	0.7	31.11	0.9	30.30

Vested and expected to vest in the future as of June 30	0.7	$31.11	0.9	$30.30

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established performance or market objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awarded during the nine months ended June 30, 2017 and 2016 were $38.16 and $29.91, respectively. The weighted average grant date fair value of restricted stock unit awarded during the nine months ended June 30, 2017 and 2016 were $37.97 and $29.81, respectively. Total compensation expense related to share-based payments was $58.7 million and $56.2 million during the nine months ended June 30, 2017 and 2016, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2017 and September 30, 2016 was $108.8 million and $91.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

The Company’s effective tax rate from continuing operations was 0.5% and (18.6)% for the nine months ended June 30, 2017 and 2016, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the nine month period ended June 30, 2017 were the recognition of a benefit of $57.2 million related to the release of valuation allowances in the United Kingdom, a benefit of $21.2 million due to a recapitalization of a European subsidiary (described further below), a benefit of $20.1 million related to non-controlling interests, a benefit of $14.5 million related to the effect of the favorable tax impacts of changes in the geographical mix of income, a benefit of $14.2 million related to income tax credits and incentives, partially offset by tax expense of $13.1 million related to non-deductible expenses. All of these factors are expected to have a continuing impact on the effective tax rate except for the impact of the release of valuation allowances in the United Kingdom and the benefit related to the recapitalization.

The Company’s effective tax rate from continuing operations was 8.2% and (71.2)% for the three months ended June 30, 2017 and 2016, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three month period ended June 30, 2017 were a benefit of $21.2 million due to a recapitalization of a European subsidiary (described further below), a benefit of $12.1 million related to non-controlling interests, a benefit of $7.1 million related to the favorable tax impacts of changes in the geographical mix of income, and a benefit of $6.8 million related to income tax credits and incentives, partially offset by tax expense of $6.9 million related to non-deductible expenses.

In the third quarter of 2017, the Company recapitalized one of its European subsidiaries which resulted in the Company indefinitely reinvesting a portion of its non-U.S. undistributed earnings that U.S. tax had previously been provided for and released the associated $21.2 million deferred tax liability. These non-U.S. earnings are now intended to be reinvested indefinitely outside of the U.S to meet the Company’s current and future cash needs of its European operations.

Valuation allowances in the amount of $57.2 million in the United Kingdom were released due to sufficient positive evidence obtained during the second quarter of 2017. The Company evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. This positive evidence includes an improvement in earnings, the use of net operating losses on a taxable basis, and better management of pension liabilities due to positive effects of pension asset management and stabilization of interest rates.

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

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.8 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable. The Company’s deferred tax liability related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely was $92.0 million and $113.2 million for the periods ended June 30, 2017 and September 30, 2016, respectively.

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and nine months ended June 30, 2017 and 2016, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in millions)
Denominator for basic earnings per share	155.8	154.9	155.1	154.3
Potential common shares	3.0	1.3	3.4	1.2
Denominator for diluted earnings per share	158.8	156.2	158.5	155.5

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2017	September 30, 2016
	(in millions)
Accrued salaries and benefits	$928.5	$964.9
Accrued contract costs	868.5	1,009.8
Other accrued expenses	309.6	410.1
	$2,106.6	$2,384.8

Accrued contract costs above include balances related to professional liability accruals of $566.8 million and $611.0 million as of June 30, 2017 and September 30, 2016, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2017 and September 30, 2016. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the nine months ended June 30, 2017.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at June 30, 2017. The entitlement resulted from pension costs that are reimbursable through certain government contracts in accordance with Cost Accounting Standards.  The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2017 and 2016 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2017	$(353.5)	$(516.8)	$(1.3)	$(871.6)
Other comprehensive (loss) income before reclassification	(9.8)	46.0	(0.1)	36.1
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	3.2	—	—	3.2
Cash flow hedge losses, net of tax	—	—	0.6	0.6
Balances at June 30, 2017	$(360.1)	$(470.8)	$(0.8)	$(831.7)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2016	$(196.8)	$(448.3)	$(6.3)	$(651.4)
Other comprehensive income (loss) before reclassification	8.5	(3.4)	(2.5)	2.6
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	1.7	—	—	1.7
Cash flow hedge losses, net of tax	—	—	1.2	1.2
Balances at June 30, 2016	$(186.6)	$(451.7)	$(7.6)	$(645.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive (loss) income before reclassification	(0.7)	12.9	2.1	14.3
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	9.5	—	—	9.5
Cash flow hedge losses, net of tax	—	—	2.1	2.1
Balances at June 30, 2017	$(360.1)	$(470.8)	$(0.8)	$(831.7)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive income (loss) before reclassification	12.4	(31.6)	(0.4)	(19.6)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses, net of tax	5.0	—	—	5.0
Cash flow hedge losses, net of tax	—	—	3.8	3.8
Balances at June 30, 2016	$(186.6)	$(451.7)	$(7.6)	$(645.9)

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

At June 30, 2017 and September 30, 2016, the Company was contingently liable in the amount of approximately $495.8 million and $474.5 million, respectively, in issued standby letters of credit and $4.5 billion and $3.3 billion, respectively, in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs will exceed $100 million over the contracted and claimed amounts. WGI Ohio assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio’s parent company, see Note 3, which measurement has been reevaluated to account for developments pertaining to this matter.

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

On June 19, 2017, the District Court granted the Company’s motion to dismiss the lead plaintiffs’ amended complaint, with leave to amend, and on June 30, 2017, the lead plaintiffs filed a notice of voluntary dismissal, with prejudice, dismissing the matter.

World Bank Review — Asia-Pacific

The World Bank inspected two of our Asia-Pacific entities for compliance with the World Bank’s consultant guidelines finding conduct constituting sanctionable practices. On July 11, 2017, the Asia-Pacific entities resolved the matter by signing negotiated resolution agreements debarring one entity and its controlled affiliates from bidding on projects funded by the World Bank (and certain other development banks party to a cross-debarment agreement) for 18 months and the other entity and its controlled affiliate from bidding on projects funded by the World Bank for 6 months. In addition, one of the two entities will be required to adopt a corporate compliance program consistent with the World Bank Group’s integrity compliance guidelines.

15.       Reportable Segments

The Company’s operations are organized into four reportable segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). During the third quarter of fiscal 2017, operating activities of ACAP achieved a level of significance sufficient to warrant disclosure as a separate reportable segment. Prior to the third quarter of fiscal 2017, ACAP’s operating results were included in the corporate segment, and comparable periods were reclassified to reflect the change. The Company’s DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company’s CS reportable segment provides construction services primarily in the Americas. The Company’s MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government. The Company’s ACAP segment invests in private-sector real estate, public-private partnership (P3) and infrastructure projects. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within the CS segment was realigned within the MS segment to reflect present management oversight. Accordingly, for the three and nine months ended June 30, 2016, approximately $33.0 million and $99.3 million of revenue, respectively, and $31.6 million and $94.5 million of cost of revenue, respectively, were reclassified to conform to the current period presentation.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	DCS	CS	MS	ACAP	Corporate	Total
	(in millions)
Three Months Ended June 30, 2017:
Revenue	$1,863.5	$1,841.7	$856.3	$—	$—	$4,561.5
Gross profit	91.2	26.2	57.8	—	—	175.2
Equity in earnings of joint ventures	2.5	7.0	8.6	48.4	—	66.5
General and administrative expenses	—	—	—	(2.1)	(31.9)	(34.0)
Acquisition and integration expenses	—	—	—	—	—	—
Gain on disposal activities	—	—	—	—	—	—
Operating income	93.7	33.2	66.4	46.3	(31.9)	207.7

Gross profit as a % of revenue	4.9%	1.4%	6.7%	—	—	3.8%

Three Months Ended June 30, 2016:
Revenue	$1,920.6	$1,650.8	$837.4	$—	$—	$4,408.8
Gross profit	122.9	7.7	40.7	—	—	171.3
Equity in earnings of joint ventures	1.0	3.5	14.0	—	—	18.5
General and administrative expenses	—	—	—	(1.6)	(27.1)	(28.7)
Acquisition and integration expenses	—	—	—	—	(50.7)	(50.7)
Operating income	123.9	11.2	54.7	(1.6)	(77.8)	110.4

Gross profit as a % of revenue	6.4%	0.5%	4.9%	—	—	3.9%

Nine Months Ended June 30, 2017:
Revenue	$5,571.8	$5,324.6	$2,450.6	$—	$—	$13,347.0
Gross profit	292.5	60.4	160.7	—	—	513.6
Equity in earnings of joint ventures	12.6	16.6	32.1	48.4	—	109.7
General and administrative expenses	—	—	—	(6.6)	(89.9)	(96.5)
Acquisition and integration expenses	—	—	—	—	(35.4)	(35.4)
Gain on disposal activities	0.6	—	—	—	—	0.6
Operating income	305.7	77.0	192.8	41.8	(125.3)	492.0

Gross profit as a % of revenue	5.2%	1.1%	6.6%	—	—	3.8%

Nine Months Ended June 30, 2016:
Revenue	$5,748.9	$4,842.5	$2,496.3	$—	$—	$13,087.7
Gross profit	299.4	23.0	173.2	—	—	495.6
Equity in earnings of joint ventures	6.2	8.9	67.7	—	—	82.8
General and administrative expenses	—	—	—	(4.6)	(82.3)	(86.9)
Acquisition and integration expenses	—	—	—	—	(142.4)	(142.4)
Loss on disposal activities	—	(42.6)	—	—	—	(42.6)
Operating income	305.6	(10.7)	240.9	(4.6)	(224.7)	306.5

Gross profit as a % of revenue	5.2%	0.5%	6.9%	—	—	3.8%

Reportable Segments:
Total assets
June 30, 2017	$6,691.1	$3,744.5	$2,638.7	$190.8	$571.1	$13,836.2
September 30, 2016	6,655.7	3,556.2	2,692.7	179.1	586.2	13,669.9

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

Condensed Consolidating Balance Sheets

(unaudited — in millions)

June 30, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$27.8	$191.8	$592.8	$—	$812.4
Accounts receivable—net	—	2,098.3	2,661.0	—	4,759.3
Intercompany receivable	738.6	79.1	148.8	(966.5)	—
Prepaid expenses and other current assets	54.4	348.3	316.0	—	718.7
Income taxes receivable	5.1	—	37.8	—	42.9
TOTAL CURRENT ASSETS	825.9	2,717.5	3,756.4	(966.5)	6,333.3
PROPERTY AND EQUIPMENT—NET	169.4	218.3	215.6	—	603.3
DEFERRED TAX ASSETS—NET	374.6	—	140.3	(320.9)	194.0
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,262.5	2,773.8	—	(9,036.3)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	1.7	45.4	292.2	—	339.3
GOODWILL	—	3,318.6	2,521.9	—	5,840.5
INTANGIBLE ASSETS—NET	—	287.7	122.6	—	410.3
OTHER NON-CURRENT ASSETS	8.8	24.5	82.2	—	115.5
TOTAL ASSETS	$7,642.9	$9,385.8	$7,131.2	$(10,323.7)	$13,836.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.6	$—	$0.1	$—	$1.7
Accounts payable	30.3	1,005.1	1,130.1	—	2,165.5
Accrued expenses and other current liabilities	94.6	964.5	1,047.5	—	2,106.6
Accrued taxes payable	—	—	21.3	—	21.3
Intercompany payable	123.8	813.6	148.2	(1,085.6)	—
Billings in excess of costs on uncompleted contracts	—	283.6	455.4	—	739.0
Current portion of long-term debt	111.0	36.9	7.6	—	155.5
TOTAL CURRENT LIABILITIES	361.3	3,103.7	2,810.2	(1,085.6)	5,189.6
OTHER LONG-TERM LIABILITIES	110.1	311.3	539.1	—	960.5
DEFERRED TAX LIABILITY — NET	—	336.9	—	(320.9)	16.0
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	585.9	(585.9)	—
LONG-TERM DEBT	3,466.3	271.2	16.3	—	3,753.8
TOTAL LIABILITIES	3,937.7	4,023.1	3,951.5	(1,992.4)	9,919.9
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,705.2	5,362.7	2,972.0	(8,331.3)	3,708.6
Noncontrolling interests	—	—	207.7	—	207.7
TOTAL STOCKHOLDERS’ EQUITY	3,705.2	5,362.7	3,179.7	(8,331.3)	3,916.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,642.9	$9,385.8	$7,131.2	$(10,323.7)	$13,836.2

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.8	$183.7	$506.6	$—	$692.1
Accounts receivable—net	—	2,034.0	2,497.5	—	4,531.5
Intercompany receivable	760.7	151.7	152.0	(1,064.4)	—
Prepaid expenses and other current assets	98.7	336.2	295.2	—	730.1
Income taxes receivable	28.7	—	18.4	—	47.1
TOTAL CURRENT ASSETS	889.9	2,705.6	3,469.7	(1,064.4)	6,000.8
PROPERTY AND EQUIPMENT—NET	169.3	236.5	239.2	—	645.0
DEFERRED TAX ASSETS—NET	265.2	—	129.8	(223.5)	171.5
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,031.7	2,681.5	—	(8,713.2)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	48.6	281.2	—	330.5
GOODWILL	—	3,286.6	2,537.2	—	5,823.8
INTANGIBLE ASSETS—NET	—	334.0	145.4	—	479.4
OTHER NON-CURRENT ASSETS	8.2	71.5	139.2	—	218.9
TOTAL ASSETS	$7,365.0	$9,364.3	$6,941.7	$(10,001.1)	$13,669.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.1	$7.3	$15.9	$—	$26.3
Accounts payable	45.8	907.0	958.1	—	1,910.9
Accrued expenses and other current liabilities	201.2	1,137.1	1,046.5	—	2,384.8
Accrued taxes payable	—	—	10.8	—	10.8
Intercompany payable	114.1	857.9	208.8	(1,180.8)	—
Billings in excess of costs on uncompleted contracts	—	237.5	394.4	—	631.9
Current portion of long-term debt	108.2	222.1	9.7	—	340.0
TOTAL CURRENT LIABILITIES	472.4	3,368.9	2,644.2	(1,180.8)	5,304.7
OTHER LONG-TERM LIABILITIES	115.7	349.3	632.4	—	1,097.4
DEFERRED TAX LIABILITY — NET	—	236.6	—	(223.5)	13.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	563.5	(563.5)	—
LONG-TERM DEBT	3,411.2	273.4	17.6	—	3,702.2
TOTAL LIABILITIES	3,999.3	4,228.2	3,857.7	(1,967.8)	10,117.4
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,365.7	5,136.1	2,898.4	(8,033.3)	3,366.9
Noncontrolling interests	—	—	185.6	—	185.6
TOTAL STOCKHOLDERS’ EQUITY	3,365.7	5,136.1	3,084.0	(8,033.3)	3,552.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,365.0	$9,364.3	$6,941.7	$(10,001.1)	$13,669.9

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,279.3	$2,301.2	$(19.0)	$4,561.5

Cost of revenue	—	2,198.5	2,206.8	(19.0)	4,386.3
Gross profit	—	80.8	94.4	—	175.2

Equity in earnings from subsidiaries	108.1	17.5	—	(125.6)	—
Equity in earnings of joint ventures	—	6.2	60.3	—	66.5
General and administrative expenses	(27.3)	—	(6.7)	—	(34.0)
Acquisition and integration expenses	—	—	—	—	—
Gain on disposal activity	—	—	—	—	—
Income from operations	80.8	104.5	148.0	(125.6)	207.7

Other income	0.7	7.7	2.4	(8.7)	2.1
Interest expense	(52.6)	(6.7)	(11.0)	8.7	(61.6)
Income before income tax (benefit) expense	28.9	105.5	139.4	(125.6)	148.2

Income tax (benefit) expense	(72.4)	34.5	50.0	—	12.1
Net income	101.3	71.0	89.4	(125.6)	136.1
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(34.8)	—	(34.8)
Net income attributable to AECOM	$101.3	$71.0	$54.6	$(125.6)	$101.3

	For the three months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,321.6	$2,095.2	$(8.0)	$4,408.8

Cost of revenue	—	2,255.5	1,990.0	(8.0)	4,237.5
Gross profit	—	66.1	105.2	—	171.3

Equity in earnings from subsidiaries	150.7	81.5	—	(232.2)	—
Equity in earnings of joint ventures	—	10.2	8.3	—	18.5
General and administrative expenses	(28.9)	0.2	—	—	(28.7)
Acquisition and integration expenses	(50.7)	—	—	—	(50.7)
Income from operations	71.1	158.0	113.5	(232.2)	110.4

Other income	1.4	9.4	2.2	(11.5)	1.5
Interest expense	(55.6)	(6.2)	(12.3)	11.5	(62.6)
Income before income tax (benefit) expense	16.9	161.2	103.4	(232.2)	49.3

Income tax (benefit) expense	(50.5)	31.7	4.0	(20.3)	(35.1)
Net income	67.4	129.5	99.4	(211.9)	84.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(17.0)	—	(17.0)
Net income attributable to AECOM	$67.4	$129.5	$82.4	$(211.9)	$67.4

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the nine months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$6,850.6	$6,548.7	$(52.3)	$13,347.0

Cost of revenue	—	6,554.0	6,331.7	(52.3)	12,833.4
Gross profit	—	296.6	217.0	—	513.6

Equity in earnings from subsidiaries	396.2	145.6	—	(541.8)	—
Equity in earnings of joint ventures	—	21.1	88.6	—	109.7
General and administrative expenses	(89.8)	—	(6.7)	—	(96.5)
Acquisition and integration expenses	(35.4)	—	—	—	(35.4)
Gain on disposal activity	—	—	0.6	—	0.6
Income from operations	271.0	463.3	299.5	(541.8)	492.0

Other income	1.6	23.6	6.9	(27.9)	4.2
Interest expense	(155.5)	(18.5)	(30.9)	27.9	(177.0)
Income before income tax (benefit) expense	117.1	468.4	275.5	(541.8)	319.2

Income tax (benefit) expense	(133.8)	108.6	26.7	—	1.5
Net income	250.9	359.8	248.8	(541.8)	317.7
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(66.8)	—	(66.8)
Net income attributable to AECOM	$250.9	$359.8	$182.0	$(541.8)	$250.9

	For the nine months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$6,915.6	$6,221.8	$(49.7)	$13,087.7

Cost of revenue	—	6,652.1	5,989.7	(49.7)	12,592.1
Gross profit	—	263.5	232.1	—	495.6

Equity in earnings from subsidiaries	330.7	147.7	—	(478.4)	—
Equity in earnings of joint ventures	—	21.9	60.9	—	82.8
General and administrative expenses	(85.9)	(1.0)	—	—	(86.9)
Acquisition and integration expenses	(142.4)	—	—	—	(142.4)
Loss on disposal activities	—	—	(42.6)	—	(42.6)
Income from operations	102.4	432.1	250.4	(478.4)	306.5

Other income	4.4	27.2	3.8	(30.1)	5.3
Interest expense	(164.8)	(17.3)	(32.8)	30.1	(184.8)
(Loss) income before income tax (benefit) expense	(58.0)	442.0	221.4	(478.4)	127.0

Income tax (benefit) expense	(146.9)	116.0	13.9	(6.6)	(23.6)
Net income	88.9	326.0	207.5	(471.8)	150.6
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(61.7)	—	(61.7)
Net income attributable to AECOM	$88.9	$326.0	$145.8	$(471.8)	$88.9

Consolidating Statements of Comprehensive Income

(unaudited - in millions)

	For the three months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$101.3	$71.0	$89.4	$(125.6)	$136.1
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	0.5	—	0.1	—	0.6
Foreign currency translation adjustments	—	—	46.2	—	46.2
Pension adjustments, net of tax	0.6	—	(7.2)	—	(6.6)
Other comprehensive income, net of tax	1.1	—	39.1	—	40.2
Comprehensive income, net of tax	102.4	71.0	128.5	(125.6)	176.3
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(35.1)	—	(35.1)
Comprehensive income attributable to AECOM, net of tax	$102.4	$71.0	$93.4	$(125.6)	$141.2

	For the three months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$67.4	$129.5	$99.4	$(211.9)	$84.4
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivatives, net of tax	(0.7)	—	(0.7)	—	(1.4)
Foreign currency translation adjustments	—	—	(3.7)	—	(3.7)
Pension adjustments, net of tax	0.6	—	9.6	—	10.2
Other comprehensive (loss) income, net of tax	(0.1)	—	5.2	—	5.1
Comprehensive income, net of tax	67.3	129.5	104.6	(211.9)	89.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(16.6)	—	(16.6)
Comprehensive income attributable to AECOM, net of tax	$67.3	$129.5	$88.0	$(211.9)	$72.9

Consolidating Statements of Comprehensive Income

(unaudited - in millions)

	For the nine months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$250.9	$359.8	$248.8	$(541.8)	$317.7
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4.6	—	(0.3)	—	4.3
Foreign currency translation adjustments	—	—	13.2	—	13.2
Pension adjustments, net of tax	1.9	—	6.9	—	8.8
Other comprehensive income, net of tax	6.5	—	19.8	—	26.3
Comprehensive income, net of tax	257.4	359.8	268.6	(541.8)	344.0
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(67.2)	—	(67.2)
Comprehensive income attributable to AECOM, net of tax	$257.4	$359.8	$201.4	$(541.8)	$276.8

	For the nine months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$88.9	$326.0	$207.5	$(471.8)	$150.6
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	0.6	—	2.8	—	3.4
Foreign currency translation adjustments	—	—	(33.6)	—	(33.6)
Pension adjustments, net of tax	1.8	(4.7)	20.3	—	17.4
Other comprehensive income (loss), net of tax	2.4	(4.7)	(10.5)	—	(12.8)
Comprehensive income, net of tax	91.3	321.3	197.0	(471.8)	137.8
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(59.7)	—	(59.7)
Comprehensive income attributable to AECOM, net of tax	$91.3	$321.3	$137.3	$(471.8)	$78.1

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(123.0)	$571.9	$(3.5)	$—	$445.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquisitions, net of cash acquired	—	—	(1.7)	—	(1.7)
Proceeds from disposal of business, net of cash disposed	—	—	2.2	—	2.2
Net investment in unconsolidated joint ventures	—	0.7	(11.5)	—	(10.8)
Net purchases of investments	—	—	0.7	—	0.7
Payments for capital expenditures, net of disposals	(17.8)	(23.7)	(17.0)	—	(58.5)
Net investment in intercompany notes	(2.1)	(16.0)	(7.0)	25.1	—
Other intercompany investing activities	118.4	(48.0)	—	(70.4)	—
Net cash provided by (used in) investing activities	98.5	(87.0)	(34.3)	(45.3)	(68.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,630.3	—	8.4	—	4,638.7
Repayments of borrowings under credit agreements	(5,580.0)	(25.9)	(29.3)	—	(5,635.2)
Issuance of unsecured senior notes	1,000.0	—	—	—	1,000.0
Redemption of unsecured senior notes	—	(179.2)	—	—	(179.2)
Cash paid for debt and equity issuance costs	(13.1)	—	—	—	(13.1)
Proceeds from issuance of common stock	24.7	—	—	—	24.7
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Payments to repurchase common stock	(22.3)	—	—	—	(22.3)
Net distributions to noncontrolling interests	—	—	(44.6)	—	(44.6)
Other financing activities	(17.0)	(65.4)	53.0	—	(29.4)
Net borrowings (repayments) on intercompany notes	24.3	(17.4)	18.2	(25.1)	—
Other intercompany financing activities	—	(188.9)	118.5	70.4	—
Net cash provided by (used in) financing activities	50.5	(476.8)	124.2	45.3	(256.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(0.2)	—	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	26.0	8.1	86.2	—	120.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	183.7	506.6	—	692.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$27.8	$191.8	$592.8	$—	$812.4

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(288.0)	$507.2	$232.1	$—	$451.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(1.0)	—	—	(1.0)
Proceeds from disposal of businesses and property	—	—	39.7	—	39.7
Net investment in unconsolidated joint ventures	—	(3.7)	(58.5)	—	(62.2)
Net sales of investments	—	—	11.4	—	11.4
Payments for capital expenditures, net of disposals	(68.6)	(35.3)	4.1	—	(99.8)
Net (investment in) receipts from intercompany notes	2.5	142.4	(11.7)	(133.2)	—
Other intercompany investing activities	645.9	112.2	—	(758.1)	—
Net cash provided by (used in) investing activities	579.8	214.6	(15.0)	(891.3)	(111.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,421.5	8.3	16.4	—	3,446.2
Repayments of borrowings under credit agreements	(3,714.6)	(16.8)	(30.0)	—	(3,761.4)
Cash paid for debt and equity issuance costs	(2.0)	—	—	—	(2.0)
Proceeds from issuance of common stock	23.0	—	—	—	23.0
Proceeds from exercise of stock options	8.7	—	—	—	8.7
Payments to repurchase common stock	(25.6)	—	—	—	(25.6)
Excess tax benefit from share-based payment	3.8	—	—	—	3.8
Net distributions to noncontrolling interests	—	—	(75.4)	—	(75.4)
Other financing activities	(7.2)	(20.7)	19.8	—	(8.1)
Net borrowings (repayments) on intercompany notes	1.0	10.7	(144.9)	133.2	—
Other intercompany financing activities	—	(687.5)	(70.6)	758.1	—
Net cash used in financing activities	(291.4)	(706.0)	(284.7)	891.3	(390.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4.5)	—	(4.5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.4	15.8	(72.1)	—	(55.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	162.5	520.1	—	683.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.7	$178.3	$448.0	$—	$628.0

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, client demand and business trends; future accounting estimates; future conversions of backlog; future capital allocation priorities including share repurchases, trade receivables, debt pay downs, acquisitions and organic growth opportunities; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that our business is cyclical and vulnerable to economic downturns and client spending reductions; we are dependent on long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; we may experience losses under fixed-price contracts; we have limited control over operations run through our joint venture entities; we may be liable for misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business; we may not maintain adequate surety and financial capacity; we are highly leveraged and may not be able to service our debt and guarantees; we have exposure to political and economic risks in different countries where we operate as well as currency exchange rate fluctuations; we may not be able to retain and recruit key technical and management personnel; we may be subject to legal and claims and inadequate insurance coverage; we are subject to environmental law compliance and may not have adequate nuclear indemnification; there may be unexpected adjustments and cancellations related to our backlog; we are dependent on partners and third parties who may fail to satisfy their obligations; we may not be able to manage pension costs; we may face cybersecurity issues and data loss; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our business focuses primarily on providing fee-based planning, consulting, architectural and engineering design services and, therefore, our business is labor intensive. We primarily derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs. AECOM Capital primarily derives its income from real estate development sales.

We report our business through four segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). Such segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how we manage the business. We have aggregated various operating segments into our reportable segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

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

Our ACAP segment invests in private-sector real estate, public-private partnership (P3) and infrastructure projects. ACAP typically partners with investors and experienced developers in the United States and Europe as co-general partners. In addition, ACAP may but is not required to enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects.

In April  2017, AECOM Capital completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in net cash proceeds of $77 million and a gain of $45 million in our fiscal third quarter. Accordingly, the Company reported AECOM Capital as a separate segment beginning in the current quarter. Results of operations for AECOM Capital were not material in prior periods.

During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within our CS segment was realigned within our MS segment to reflect present management oversight. Accordingly, for the three and nine months ended June 30, 2016, approximately $33.0 million and $99.3 million of revenue, respectively, and $31.6 million and $94.5 million of cost of revenue, respectively, were reclassified to conform to the current period presentation.

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

In 2017, the federal government proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact to our infrastructure business.

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

Results of Operations

Three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$4,561.5	$4,408.8	$152.7	3.5%	$13,347.0	$13,087.7	$259.3	2.0%
Cost of revenue	4,386.3	4,237.5	148.8	3.5	12,833.4	12,592.1	241.3	1.9
Gross profit	175.2	171.3	3.9	2.3	513.6	495.6	18.0	3.6
Equity in earnings of joint ventures	66.5	18.5	48.0	259.5	109.7	82.8	26.9	32.5
General and administrative expenses	(34.0)	(28.7)	(5.3)	18.5	(96.5)	(86.9)	(9.6)	11.0
Acquisition and integration expenses	—	(50.7)	50.7	(100.0)	(35.4)	(142.4)	107.0	(75.1)
Gain (loss) on disposal activities	—	—	—	0.0	0.6	(42.6)	43.2	(101.4)
Income from operations	207.7	110.4	97.3	88.1	492.0	306.5	185.5	60.5
Other income	2.1	1.5	0.6	40.0	4.2	5.3	(1.1)	(20.8)
Interest expense	(61.6)	(62.6)	1.0	(1.6)	(177.0)	(184.8)	7.8	(4.2)
Income before income tax expense	148.2	49.3	98.9	200.6	319.2	127.0	192.2	151.3
Income tax expense (benefit)	12.1	(35.1)	47.2	(134.5)	1.5	(23.6)	25.1	(106.4)
Net income	136.1	84.4	51.7	61.3	317.7	150.6	167.1	111.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(34.8)	(17.0)	(17.8)	104.7	(66.8)	(61.7)	(5.1)	8.3
Net income attributable to AECOM	$101.3	$67.4	$33.9	50.3%	$250.9	$88.9	$162.0	182.2%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	96.2	96.1	96.2	96.2
Gross margin	3.8	3.9	3.8	3.8
Equity in earnings of joint ventures	1.5	0.4	0.8	0.6
General and administrative expense	(0.7)	(0.7)	(0.6)	(0.7)
Acquisition and integration expenses	—	(1.1)	(0.3)	(1.1)
Loss on disposal activities	—	—	—	(0.3)
Income from operations	4.6	2.5	3.7	2.3
Other income	—	—	—	—
Interest expense	(1.4)	(1.4)	(1.3)	(1.3)
Income before income tax expense	3.2	1.1	2.4	1.0
Income tax expense (benefit)	0.2	(0.8)	—	(0.2)
Net income	3.0	1.9	2.4	1.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.8)	(0.4)	(0.5)	(0.5)
Net income attributable to AECOM	2.2%	1.5%	1.9%	0.7%

Revenue

Our revenue for the three months ended June 30, 2017 increased $152.7 million, or 3.5%, to $4,561.5 million as compared to $4,408.8 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2017 increased $259.3 million, or 2.0%, to $13,347.0 million as compared to $13,087.7 million for the corresponding period last year.

The increase in revenue for the three and nine months ended June 30, 2017 was primarily attributable to the changes noted in the DCS, CS, and MS Reportable Segments below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the three months ended June 30, 2017 and 2016 were $2.3 billion and $2.2 billion, respectively. Subcontractor and other direct costs for the nine months ended June 30, 2017 and 2016 were $6.7 billion and $6.3 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue increased to 51% during the quarter ended June 30, 2017 from 49% during the quarter ended June 30, 2016. Subcontractor costs and other direct costs as a percentage of revenue increased to 50% during the nine months ended June 30, 2017 from 48% during the nine months ended June 30, 2016 due to increased building construction in our CS reportable segment, as discussed below.

Gross Profit

Our gross profit for the three months ended June 30, 2017 increased $3.9 million, or 2.3%, to $175.2 million as compared to $171.3 million for the corresponding period last year.

Our gross profit for the nine months ended June 30, 2017 increased $18.0 million, or 3.6%, to $513.6 million as compared to $495.6 million for the corresponding period last year.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended June 30, 2017 was $1.6 million, compared with $5.9 million during the three months ended June 30, 2016. This amount is offset by amortization of intangible assets of $20.9 million during the three months ended June 30, 2017, compared with $35.9 million during the three months ended June 30, 2016. Revenue and the related income from operations related to the margin fair value liability recognized during the nine months ended June 30, 2017 was $4.8 million, compared with $34.3 million during the nine months ended June 30, 2016. This amount is offset by amortization of intangible assets of $62.7 million during the nine months ended June 30, 2017, compared with $154.0 million during the nine months ended June 30, 2016.

Gross profit changes were also due to the reasons noted in DCS, CS and MS Reportable Segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2017 was $66.5 million as compared to $18.5 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2017 was $109.7 million as compared to $82.8 million in the corresponding period last year.

The increase in earnings of joint ventures for the three and nine months ended June 30, 2017 was primarily due to the sale of ACAP’s 50% equity interest in Provost Square I LLC for $133 million, which resulted in a gain of $45 million in our fiscal third quarter, partially offset by decreased earnings from a United Kingdom nuclear cleanup project where our work was substantially completed in the second quarter of fiscal 2016.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2017 increased $5.3 million, or 18.5%, to $34.0 million as compared to $28.7 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.7% of revenue for the three months ended June 30, 2017 and 2016.

Our general and administrative expenses for the nine months ended June 30, 2017 increased $9.6 million, or 11.0%, to $96.5 million as compared to $86.9 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.6% of revenue for the nine months ended June 30, 2017 from 0.7% in the corresponding period last year.

The increase in our general and administrative expenses is primarily due to increased personnel costs.

Acquisition and Integration Expenses

Acquisition and integration expenses, relating to the acquisition of URS, were comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Severance and personnel costs	$—	$7.2	$29.9	$19.2
Professional service, real estate-related, and other expenses	—	43.5	5.5	123.2
Total	$—	$50.7	$35.4	$142.4

Severance and personnel costs above include employee termination costs and labor costs related to the integration of URS. Real estate expenses relate to costs incurred to exit redundant facilities as a result of the URS integration. Professional services and other expenses relate to integration activities such as consolidating and implementing our IT platforms. The severance, real estate, and other disposal activities commenced upon the acquisition of URS have resulted in approximately $330 million in annual run rate cost savings as of June 30, 2017. Our cost savings associated with the URS integration are materially complete. The savings are in line with our prior expectations and were achieved slightly ahead of our estimated timing.

As of June 30, 2017, we had realized approximately $320 million in cumulative labor-related cost savings and approximately $280 million in cumulative real estate-related and all other non-labor cost savings. These cost savings are materially consistent with our prior expectations.

Gain/Loss on Disposal Activities

Gain on disposal activities for the nine months ended June 30, 2017 was $0.6 million compared to loss on disposal activities of $42.6 million for the corresponding period last year.

Other Income

Our other income for the three months ended June 30, 2017 increased to $2.1 million from $1.5 million for the corresponding period last year.

Our other income for the nine months ended June 30, 2017 decreased to $4.2 million from $5.3 million for the corresponding period last year.

Interest Expense

Our interest expense for the three months ended June 30, 2017 decreased to $61.6 million as compared to $62.6 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2017 decreased to $177.0 million as compared to $184.8 million for the corresponding period last year.

Income Tax Expense/Benefit

Our income tax expense for the three months ended June 30, 2017 was $12.1 million compared to tax benefit of $35.1 million for the corresponding period last year. This increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impact of  an increase in overall pre-tax income of $98.9 million and two one-time benefits related to valuation allowances released in the third quarter of 2016 described below, partially offset by a benefit of $21.2 million in the third quarter of 2017 due to a recapitalization of a European subsidiary (described further below).

Our income tax expense for the nine months ended June 30, 2017 was $1.5 million compared to tax benefit of $23.6 million for the corresponding period last year. This increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impact of an overall increase in pre-tax income of $192.2 million, two one-time benefits related to valuation allowances released in the third quarter of 2016 (described further below), the retroactive extension of the federal research credit in the first quarter of 2016 and the tax impacts from changes in the mix of geographical income, partially offset by the release of valuation allowances in the amount of $57.2 million in the United Kingdom in the second quarter of 2017 and a benefit of $21.2 million in the third quarter of 2017 due to a recapitalization of a European subsidiary (described further below).

In the third quarter of 2017, we recapitalized one of our European subsidiaries which resulted in indefinitely reinvesting a portion of our non-U.S. undistributed earnings that U.S. tax had previously been provided for and released the associated $21.2 million deferred tax liability. These non-U.S. earnings are now intended to be reinvested indefinitely outside of the U.S to meet our current and future cash needs of our European operations.

Valuation allowances in the amount of $57.2 million in the United Kingdom were released due to sufficient positive evidence obtained during the second quarter of 2017. We evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. This positive evidence includes an improvement in earnings, the use of net operating losses on a taxable basis, and better management of pension liabilities due to positive effects of pension asset management and stabilization of interest rates.

Certain valuation allowances in the amount of $26.5 million in the United Kingdom were released due to sufficient positive evidence obtained during the third quarter of 2016. Our United Kingdom affiliate evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence included reaching a position of cumulative income over a three year period and the use of net operating losses on a taxable basis. In addition, our United Kingdom affiliate has strong projected earnings in the United Kingdom.

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

Based on a review of positive and negative evidence available to us, we have previously recorded valuation allowances against our deferred tax assets in Canada to reduce them to the amount that in our judgment is more likely than not realizable. As of the third quarter of 2017, valuation allowances remain until further positive evidence is obtained and these valuation allowances can be released.

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

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Noncontrolling interests in income of consolidated subsidiaries, net of tax increased for the three and nine months ended June 30, 2017 primarily due to earnings from consolidated joint ventures relating to incentive fees earned on contracts with the Department of Energy.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $101.3 million and $250.9 million for the three and nine months ended June 30, 2017, respectively, as compared to net income attributable to AECOM of $67.4 million and $88.9 million for the three and nine months ended June 30, 2016, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$1,863.5	$1,920.6	$(57.1)	(3.0)%	$5,571.8	$5,748.9	$(177.1)	(3.1)%
Cost of revenue	1,772.3	1,797.7	(25.4)	(1.4)	5,279.3	5,449.5	(170.2)	(3.1)
Gross profit	$91.2	$122.9	$(31.7)	(25.8)%	$292.5	$299.4	$(6.9)	(2.3)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.1	93.6	94.8	94.8
Gross profit	4.9%	6.4%	5.2%	5.2%

Revenue

Revenue for our DCS segment for the three months ended June 30, 2017 decreased $57.1 million, or 3.0%, to $1,863.5 million as compared to $1,920.6 million for the corresponding period last year.

Revenue for our DCS segment for the nine months ended June 30, 2017 decreased $177.1 million, or 3.1%, to $5,571.8 million as compared to $5,748.9 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2017 was primarily attributable to a negative foreign currency impact of $30 million mostly due to the strengthening of the U.S. dollar against the British pound, and decreases in Europe, Middle East and Africa (EMEA) and the Americas of $30 million and $20 million, respectively. Revenues in the Americas was impacted by lower pass-through revenues. These decreases were partially offset by an increase in Asia Pacific (APAC) of $20 million.

The decrease in revenue for the nine months ended June 30, 2017 was primarily attributable to decreases in the Americas of $110 million and a negative foreign currency impact of $80 million mostly due to the strengthening of the U.S. dollar against the British pound. Additionally, these decreases were due to a decrease in EMEA of $40 million, partially offset by an increase APAC of $60 million.

Gross Profit

Gross profit for our DCS segment for the three months ended June 30, 2017 decreased $31.7 million, or 25.8%, to $91.2 million as compared to $122.9 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 4.9% of revenue for the three months ended June 30, 2017 from 6.4% in the corresponding period last year.

Gross profit for our DCS segment for the nine months ended June 30, 2017 decreased $6.9 million, or 2.3%, to $292.5 million as compared to $299.4 million for the corresponding period last year. As a percentage of revenue, gross profit was 5.2% of revenue for the nine months ended June 30, 2017 and 2016.

The decrease in gross profit and gross profit as a percentage of revenue for the three months ended June 30, 2017 was primarily attributable to decreased project performance in the EMEA region.

The decrease in gross profit for the nine months ended June 30, 2017 was primarily attributable to decreased project performance in the EMEA region. The decrease was partially offset by decreased intangible amortization expense, net of the margin fair value adjustment, of $46 million, primarily from URS.

Construction Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$1,841.7	$1,650.8	$190.9	11.6%	$5,324.6	$4,842.5	$482.1	10.0%
Cost of revenue	1,815.5	1,643.1	172.4	10.5	5,264.2	4,819.5	444.7	9.2
Gross profit	$26.2	$7.7	$18.5	240.3%	$60.4	$23.0	$37.4	162.6%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	98.6	99.5	98.9	99.5
Gross profit	1.4%	0.5%	1.1%	0.5%

Revenue

Revenue for our CS segment for the three months ended June 30, 2017 increased $190.9 million, or 11.6%, to $1,841.7 million as compared to $1,650.8 million for the corresponding period last year.

Revenue for our CS segment for the nine months ended June 30, 2017 increased $482.1 million, or 10.0%, to $5,324.6 million as compared to $4,842.5 million for the corresponding period last year.

The increases in revenue for the three and nine months ended June 30, 2017 were primarily attributable to increases across our building construction business, our power business in the Americas, and the inclusion of revenues from an entity acquired at the end of fiscal year 2016.

Gross Profit

Gross profit for our CS segment for the three months ended June 30, 2017 increased $18.5 million, or 240.3%, to $26.2 million as compared to $7.7 million for the corresponding period last year.

Gross profit for our CS segment for the nine months ended June 30, 2017 increased $37.4 million, or 162.6%, to $60.4 million as compared to $23.0 million for the corresponding period last year.

The increases in gross profit for the three and nine months ended June 30, 2017 were primarily attributable to increased profitability in our building construction and power businesses of approximately $14 million and $33 million, respectively.

Management Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenue	$856.3	$837.4	$18.9	2.3%	$2,450.6	$2,496.3	$(45.7)	(1.8)%
Cost of revenue	798.5	796.7	1.8	0.2	2,289.9	2,323.1	(33.2)	(1.4)
Gross profit	$57.8	$40.7	$17.1	42.0%	$160.7	$173.2	$(12.5)	(7.2)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.3	95.1	93.4	93.1
Gross profit	6.7%	4.9%	6.6%	6.9%

Revenue

Revenue for our MS segment for the three months ended June 30, 2017 increased $18.9 million, or 2.3%, to $856.3 million as compared to $837.4 million for the corresponding period last year.

Revenue for our MS segment for the nine months ended June 30, 2017 decreased $45.7 million, or 1.8%, to $2,450.6 million as compared to $2,496.3 million for the corresponding period last year.

The decrease in revenue for the nine months ended June 30, 2017 was primarily due to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $45 million recorded in the three months ended March 31, 2016, which did not repeat in 2017.

Gross Profit

Gross profit for our MS segment for the three months ended June 30, 2017 increased $17.1 million, or 42.0%, to $57.8 million as compared to $40.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.7% of revenue for the three months ended June 30, 2017 from 4.9% in the corresponding period last year.

Gross profit for our MS segment for the nine months ended June 30, 2017 decreased $12.5 million, or 7.2%, to $160.7 million as compared to $173.2 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.6% of revenue for the nine months ended June 30, 2017 from 6.9% in the corresponding period last year.

The increase in gross profit for the three months ended June 30, 2017 was primarily due to incentive fees earned on contracts with the Department of Energy totaling $11 million, net of noncontrolling interests ($23 million impact to gross profit).

The decrease in gross profit for the nine months ended June 30, 2017 was primarily due to favorable adjustments from the prior year that did not repeat in the current year.  These adjustments included the expected accelerated recovery of a pension related entitlement from the federal government of approximately $45 million and favorable adjustments from an acquisition related environmental legal matter and a pension curtailment gain totaling approximately $17 million, net of noncontrolling interests ($20 million impact to gross profit).  These decreases were partially offset by a benefit recorded in the three months ended December 31, 2016 of $35 million from the favorable settlement of a federal lawsuit, net of legal fees, and the incentive fees earned on contracts with the Department of Energy discussed above.

AECOM Capital

	Three Months Ended					Nine Months Ended
	June 30,	June 30,	Change			June 30,	June 30,	Change
	2017	2016	$	%		2017	2016	$	%
	(in millions)
Equity in earnings of joint ventures	$48.4	$—	$48.4	NM	*	$48.4	$—	$48.4	NM	*
General and administrative expenses	(2.1)	(1.6)	(0.5)	31.3%		(6.6)	(4.6)	(2.0)	43.5%

* NM — not meaningful

During the three months ended June 30, 2017, AECOM Capital completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in net cash proceeds of $77 million and a gain of $45 million in our fiscal third quarter.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. We have a deferred tax liability in the amount of $92.0 million at June 30, 2017 relating to certain foreign subsidiaries for which the basis difference is not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2017, cash and cash equivalents were $812.4 million, an increase of $120.3 million, or 17.4%, from $692.1 million at September 30, 2016. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under our debt agreements, partially offset by payments for capital expenditures, net distributions to noncontrolling interest, and investment in unconsolidated joint ventures.

Net cash provided by operating activities was $445.4 million for the nine months ended June 30, 2017, a decrease of $5.9 million, or 1.3%, from $451.3 million for the nine months ended June 30, 2016. Cash provided by operating activities was adversely affected by cash payments totaling approximately $60 million related to a federal lawsuit that was settled in our first quarter of 2017, partially offset by a distribution of earnings of $45 million as a result of the sale of our 50% equity interest in Provost Square I LLC, an unconsolidated joint venture. The decrease was also attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the nine months ended June 30, 2017 provided a net unfavorable impact of $10.2 million as compared to a net benefit of $65.3 million during the nine months ended June 30, 2016. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

Net cash used in investing activities was $68.1 million for the nine months ended June 30, 2017, as compared to $111.9 million for the nine months ended June 30, 2016. This change was primarily attributable to decreases in capital expenditures of $76.9 million, partially offset by a decrease in proceeds from disposal of property and equipment of $35.6 million. Additionally, proceeds from disposal of businesses decreased by $37.5 million, and was offset by increased return of investment in unconsolidated joint ventures of $31.4 million.

Net cash used in financing activities was $256.8 million for the nine months ended June 30, 2017 as compared to $390.8 million for the nine months ended June 30, 2016. This change was primarily attributable to the issuance of $1 billion in unsecured senior notes, offset by net repayments of borrowings under credit agreements of $996.6 million for the nine months ended June 30, 2017 as compared to $315.2 million net repayments of borrowings under credit agreements for the nine months ended June 30, 2016. In addition, the URS 3.85% Senior Notes were fully redeemed upon their maturity for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement during the quarter ended June 30, 2017.

On February 21, 2017, we completed a private placement offering of $1 billion aggregate principal amount of the unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the note proceeds to immediately retire the remaining $127.6 million outstanding on the term loan B facility as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under our Credit Agreement. The 2017 Senior Notes refinancing will positively impact our liquidity by reducing our current secured borrowing under our Credit Agreement by $1 billion, net of fees, and swapping $1 billion, net of fees, in floating short term interest rates with fixed interest rates for the next ten years. As a result of our 2017 Senior Note offering, we expect our interest expense will increase in the near term due to a higher proportion of our debt subject to higher, fixed long term interest rates compared to short term variable rates.

Acquisition and Integration Expenses

Acquisition and integration expenses were comprised of the following (in millions):

	Nine months ended June 30,
	2017	2016

Severance and personnel costs	$29.9	$19.2
Professional service, real estate-related, and other expenses	5.5	123.2
Total	$35.4	$142.4

Our cost savings and acquisition and integration expenses associated with the URS integration are materially complete.

Working Capital

Working capital, or current assets less current liabilities, increased $447.7 million, or 64.3%, to $1,143.7 million at June 30, 2017 from $696.0 million at September 30, 2016. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $120.8 million, or 3.1%, to $4,020.3 million at June 30, 2017 from $3,899.5 million at September 30, 2016.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 80 days at June 30, 2017 compared to 82 days at September 30, 2016.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of June 30, 2017 and September 30, 2016. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	June 30, 2017	September 30, 2016
	(in millions)
2014 Credit Agreement	$1,010.1	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	—
URS Senior Notes	247.7	427.7
Other debt	108.5	142.7
Total debt	3,966.3	4,125.3
Less: Current portion of debt and short-term borrowings	(157.1)	(366.3)
Less: Unamortized debt issuance costs	(55.4)	(56.8)
Long-term debt	$3,753.8	$3,702.2

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2017:

Fiscal Year
2017 (three months remaining)	$56.2
2018	132.3
2019	122.5
2020	117.1
2021	676.5
Thereafter	2,861.7
Total	$3,966.3

2014 Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement’s term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility, although the term loan B facility was paid in full on February 21, 2017. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

The Credit Agreement contains covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into certain types of burdensome agreements; or (vii) make investments.

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

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans”; (2) revise the definition of “Working Capital” as used in “Excess Cash Flow”; (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of the AECOM Capital, which disposition was completed on April 28, 2017; and (4) amending provisions relating to the Company’s ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.4 at June 30, 2017. Our Consolidated Interest Coverage Ratio was 4.4 at June 30, 2017. As of June 30, 2017, we were in compliance with the covenants of the Credit Agreement.

At June 30, 2017 and September 30, 2016, outstanding standby letters of credit totaled $58.4 million and $92.3 million, respectively, under our revolving credit facilities. As of June 30, 2017 and September 30, 2016, we had $991.6 million and $888.4 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

As of June 30, 2017, the estimated fair value of the 2014 Senior Notes was approximately $839.0 million for the 2022 Notes and $868.0 million for the 2024 Notes. The fair value of the 2014 Senior Notes as of June 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

The Company and the Guarantors filed a registration statement on Form S-4 with the SEC on July 6, 2015 that was declared effective by the SEC on September 29, 2015 to exchange the unregistered 2014 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On November 2, 2015, we completed the exchange offer by exchanging the unregistered 2014 Senior Notes for the registered notes, as well as all related guarantees.

We were in compliance with the covenants relating to the 2014 Senior Notes as of June 30, 2017.

2017 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the proceeds to immediately retire the remaining $127.6 million outstanding on the term loan B facility as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under our Credit Agreement.

As of June 30, 2017, the estimated fair value of the 2017 Senior Notes was approximately $1,003.8 million. The fair value of the 2017 Senior Notes as of June 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company and the Guarantors filed a registration statement on Form S-4 with the SEC on May 11, 2017 that was declared effective by the SEC on May 25, 2017 to exchange the unregistered 2017 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On June 30, 2017, the Company completed its exchange offer by exchanging $999,074,000 aggregate principal amount of the unregistered 2017 Senior Notes with registered notes, as well as all related guarantees. $926,000 aggregate principal amount of the unregistered 2017 Senior Notes remained outstanding as of June 30, 2017.

We were in compliance with the covenants relating to our 2017 Senior Notes as of June 30, 2017.

URS Senior Notes

In connection with the URS acquisition, we assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of June 30, 2017, the estimated fair value of the 2022 URS Senior Notes was approximately $256.6 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of June 30, 2017 was $247.7 million. The fair value of the 2022 URS Senior Notes as of June 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2017, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At June 30, 2017 and September 30, 2016, these outstanding standby letters of credit totaled $437.4 million and $382.2 million, respectively. As of June 30, 2017, we had $501.6 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2017 and 2016 was 4.4% and 4.3%, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2017, there was approximately $495.8 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer pension contributions paid for the nine months ended June 30, 2017 were $6.4 million for U.S. plans and $18.6 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2017, we had an aggregate of $1,010.1 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 2.25%. For the nine months ended June 30, 2017, our weighted average floating rate borrowings were $2,066.8 million, or $1,466.8 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2017 would have increased by $11.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal year 2016 and 2015, approximately 47% and 50%, respectively, of our revenue was derived from contracts with government entities. Most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, a qui tam lawsuit related to our affiliate, URS Energy and Construction, was unsealed in 2016. Qui tam lawsuits typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We had approximately $4.0 billion of indebtedness (excluding intercompany indebtedness) outstanding as of June 30, 2017, of which $1.1 billion was secured obligations (exclusive of $58.4 million of outstanding undrawn letters of credit) and we have an additional $991.6 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. Although the Bipartisan Budget Act of 2013 provided some sequester relief until the end of 2017, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from 2017 through 2025. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

During fiscal year 2016, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 28% of our total revenue. There are risks inherent in doing business internationally, including:

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

In addition, Saudi Arabia, the United Arab Emirates (UAE), Bahrain and Egypt have cut diplomatic ties and restricted business with Qatar by closing off access to that country with an air, sea and land traffic embargo. During the economic embargo products cannot be shipped directly to Qatar from the UAE, Saudi Arabia or Bahrain and financial services may be limited. Our Qatarian business is a significant part of our Middle East operations with approximately one thousand employees. The economic embargo may make it difficult to complete ongoing Qatarian projects and could reduce future demand for our services.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In addition, our exposure to construction cost overruns may increase over time as we increase our construction services. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

Approximately 14% of our fiscal year 2016 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners; and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 3% of our fiscal year 2016 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

We participate in certain joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments in and commitments to certain joint ventures with unrelated parties, including in connection with construction services, government services, and the investment activities of AECOM Capital. Real estate and infrastructure joint ventures are inherently risky and may result in future losses since real estate markets are impacted by economic trends and government policies that we do not control. These joint ventures from time to time may borrow money to help finance their activities and in certain circumstances, we are required to provide guarantees of certain obligations of our affiliated entities. In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At June 30, 2017, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $657.3 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

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

We have grown in part as a result of acquisitions and we expect continued growth in the form of additional acquisitions and expansion into new markets. For example, in July 2017 we acquired Shimmick Corporation. If we are unable to pursue suitable acquisition opportunities, as a result of global economic uncertainty or other factors, our growth may be inhibited. We cannot assure that suitable acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future acquisitions will involve various inherent risks, such as:

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the nine months ended June 30, 2017 by $11.0 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government, no one client accounted for over 10% of our revenue for fiscal year 2016, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

We provide services to the Department of Energy and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of nuclear energy plants. Indemnification provisions under the Price-Anderson Act available to nuclear energy plant operators and Department of Energy contractors do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the Department of Energy and the nuclear energy industry. If the Price-Anderson Act’s indemnification protection does not apply to our services or if our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by our client’s refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

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

At June 30, 2017, our contracted backlog was approximately $23.6 billion, our awarded backlog was approximately $19.8 billion and our unconsolidated joint venture backlog was approximately $3.0 billion for a total backlog of $46.4 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $1.0 billion in Company stock. Share repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From the inception of the stock repurchase program, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million through September 30, 2014. No stock purchases were made for the nine months ended June 30, 2017.

AECOM Retirement & Savings Plan

An independent trustee of the AECOM Retirement & Savings Plan purchased shares of AECOM common stock for the benefit of the plan participants as of part of the Company’s annual match in the quarter ended March 31, 2017.

Shimmick Construction Private Placement

On July 28, 2017, the Company acquired Shimmick Construction and committed to issue 1,159,322 shares of AECOM common stock in a private placement exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/18/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	1/9/2015

10.1#	Separation and Release Agreement	Form 8-K	10.1	6/28/2017

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

# Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 9, 2017	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer