Form 10-K
period 2017-09-29
AECOM
filed 2017-11-14
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         The aggregate market value of registrant's common stock held by non-affiliates on March 31, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $5.3 billion.

         Number of shares of the registrant's common stock outstanding as of November 3, 2017: 157,624,270

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2017 year end.

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "the Company," "we," "us" and "our" to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2016 as "fiscal 2016" and the fiscal year ended September 30, 2017 as "fiscal 2017."

Overview

        We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations in more than 150 countries. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. According to Engineering News-Record's (ENR's) 2017 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2016 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly-owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 87,000 employees at September 30, 2017 and $18.2 billion in revenue for fiscal 2017. We completed the initial public offering of our common stock in May 2007 and these shares are traded on the New York Stock Exchange.

        As mentioned above, we have grown in part by strategic mergers and acquisitions. These acquisitions have included URS Corporation, a leading provider of engineering, construction, and technical services for public agencies and private sector companies around the world, acquired in October 2014; Hunt Construction Group, a leading commercial construction firm, acquired in July 2014; and Shimmick Construction Company, Inc., a leading heavy civil construction firm in California and the Western U.S., acquired in July 2017.

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

        Our operations are organized into four reportable segments, each of which is described in further detail below: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). During the third quarter of fiscal 2017, operating activities of ACAP achieved a level of significance sufficient to warrant disclosure as a separate reportable segment. Prior to the third quarter of fiscal 2017, ACAP's operating results were included in the corporate segment, and comparable periods have been reclassified to reflect the change. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its businesses. We have aggregated various operating segments into reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

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

  •
  AECOM Capital (ACAP):  Investing in real estate, public-private partnership (P3) and infrastructure projects.

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

        Our services may be sequenced over multiple phases. For example, in the area of program management and construction management services, our work for a client may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts may employ a staff of 10 to more than 100 and, in many cases, operate as an outsourcing arrangement with our staff located at the project site.

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

  Environmental.

  •
  Water and Wastewater.  Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water re-use technologies.

  •
  Environmental Management.  Remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management.

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

  •
  Automotive and other manufacturing facilities; and

  •
  Mines and mining facilities.

  Our Management Services Segment

        Through our MS segment, we are a major contractor to the U.S. federal government and we serve a wide variety of government departments and agencies, including the Department of Defense, the Department of Energy (DOE) and other U.S. federal agencies. We also serve departments and agencies of other national governments, such as the U.K. Nuclear Decommissioning Authority (NDA) and the U.K. Ministry of Defense. Our services range from program and facilities management, training, logistics, consulting, systems engineering and technical assistance, and systems integration and information technology.

        We provide a wide array of classified and unclassified services in our MS segment, both directly and through joint ventures or similar partner arrangements, including:

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

  Our AECOM Capital Segment

        ACAP was formed in 2013 and invests in and develops real estate, public-private partnership (P3) and infrastructure projects. ACAP typically partners with investors and experienced developers in the United States and Europe as co-general partners. ACAP may but is not required to enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees. ACAP manages a diverse portfolio that includes numerous active investments and $230 million of committed capital.

  Financial Information by Segment

        The following table sets forth the revenue attributable to our business segments for the periods indicated:

	Year-Ended September 30, (in millions)
	2017	2016	2015
Design and Consulting Services (DCS)	$7,566.8	$7,655.8	$7,962.9
Construction Services (CS)	7,295.6	6,371.1	6,539.3
Management Services (MS)	3,341.0	3,383.9	3,487.7

Total	$18,203.4	$17,410.8	$17,989.9

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2017		2016		2015
U.S. Federal Government
DCS	$687.7	4%	$704.4	4%	$764.5	4%
CS	138.4	1	239.1	1	291.1	2
MS	3,122.3	17	3,032.8	18	3,172.5	18

Subtotal U.S. Federal Government	3,948.4	22	3,976.3	23	4,228.1	24
U.S. State and Local Governments	2,808.1	15	2,598.0	15	2,592.4	14
Non-U.S. Governments	1,980.4	11	1,641.5	9	2,198.4	12

Subtotal Governments	8,736.9	48	8,215.8	47	9,018.9	50
Private Entities (worldwide)	9,466.5	52	9,195.0	53	8,971.0	50

Total	$18,203.4	100%	$17,410.8	100%	$17,989.9	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 22%, 23% and 24% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2017, 2016 and 2015, respectively. One of these contracts accounted for approximately 3%, 3% and 2% of our revenue in the years ended September 30, 2017, 2016 and 2015, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

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

  Guaranteed Maximum Price Contracts

        Guaranteed maximum price contracts (GMP) are common for design-build and commercial and residential projects. GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. A contractor performing work pursuant to a cost-plus, GMP or fixed-price contract will enter into trade contracts directly. Both cost-plus and GMP contracts generally include an agreed lump sum or percentage fee which is called out and separately identified and the contracts are considered 'open' book providing the owner with full disclosure of the project costs. A fixed-price contract provides the owner with a single lump sum amount without specifically identifying the breakdown of fee or costs and is typically 'closed' book thereby providing the owner with little detail as to the project costs. In a GMP contract, unlike the cost-plus contract, we provide the owner with a guaranteed price for the overall construction (adjusted for change orders issued by the owner) and with a schedule which includes a completion date for the project. In addition, cost overruns in a GMP contract would generally be our responsibility and in the event our actions or inactions result in delays to the project, we may be responsible to the owner for costs associated with such delay. For many of our commercial and residential GMP contracts, the final price is generally not established until we have awarded a substantial percentage of the trade contracts and we have negotiated additional contractual limitations, such as mutual waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages.

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

        Our fixed-price contracts are typically negotiated and arise in the design or construction of a project with a specified scope rather than hard bid where the client primarily selects the lowest qualified bidder. Fixed-price contracts often arise in the areas of construction management and design-build services. Construction management services are typically in the form of general administrative oversight (in which we do not assume responsibility for construction means and methods). Under our design-build projects, we are typically responsible for the design or construction of a project with the fixed contract price negotiated after we have had the opportunity to secure specific bids from various subcontractors including a contingency fee. We may use our own design or a third party design.

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

        At September 30, 2017, our contracted backlog was comprised of 42%, 30%, and 28% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. Backlog for our consolidated subsidiaries is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. The net results of our unconsolidated joint ventures are recognized as equity earnings, and awarded and contracted backlog representing our proportionate share of work to be performed by unconsolidated joint ventures is not presented as revenue in our Consolidated Statements of Operations. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2017 increased $4.7 billion, or 11.0%, to $47.5 billion as compared to $42.8 billion for the corresponding period last year, primarily due to the increase in our MS segment.

        The following summarizes contracted and awarded backlog (in billions):

	September 30,
	2017	2016
Contracted backlog:
DCS segment	$8.8	$8.0
CS segment	12.3	12.0
MS segment	3.1	3.7

Total contracted backlog	$24.2	$23.7

Awarded backlog:
DCS segment	$7.3	$6.4
CS segment	4.0	5.1
MS segment	8.7	3.9

Total awarded backlog	$20.0	$15.4

Unconsolidated joint venture backlog:
CS segment	$2.3	$2.6
MS segment	1.0	1.1

Total unconsolidated joint venture backlog	$3.3	$3.7

Total backlog:
DCS segment	$16.1	$14.4
CS segment	18.6	19.7
MS segment	12.8	8.7

Total backlog	$47.5	$42.8

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

        Government Procurement.    The services we provide to the U.S. federal government are subject to Federal Acquisition Regulation (FAR), the Truth in Negotiations Act, Cost Accounting Standards (CAS), the Services Contract Act, export controls rules and Department of Defense (DOD) security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience; and many of our government contracts are subject to renewal or extension annually.

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

Personnel

        Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2017, we employed approximately 87,000 persons, of whom approximately 45,000 were employed in the United States. Over 10,000 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

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

Available Information

        The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the "Investors" section. Copies of the information identified above may be obtained without charge from us by writing to AECOM, 1999 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Corporate Secretary.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If economic conditions remain uncertain and/or weaken, our revenue and profitability could be adversely affected.

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

        A substantial majority of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2017 and 2016, approximately 48% and 47%, respectively, of our revenue was derived from contracts with government entities.

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

        We had approximately $3.9 billion of indebtedness (excluding intercompany indebtedness) outstanding as of September 30, 2017, of which $1.0 billion was secured obligations (exclusive of $58.1 million of outstanding undrawn letters of credit) and we have an additional $991.9 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

        In addition, a portion of our indebtedness bears interest at variable rates, including borrowings under our Credit Agreement. If market interest rates increase, debt service on our variable-rate debt will rise, which could adversely affect our cash flow, results of operations and financial position. Although we may employ hedging strategies such that a portion of the aggregate principal amount of our term loans carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of borrowings under our Credit Agreement that is not hedged will be subject to changes in interest rates.

The Budget Control Act of 2011 could significantly reduce U.S. government spending for the services we provide.

        Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (half of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. Although the Bipartisan Budget Act of 2013 provides some sequester relief until the end of 2017, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from fiscal year 2017 through fiscal year 2025. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2017, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 28% of our total revenue. There are risks inherent in doing business internationally, including:

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

        In addition, Saudi Arabia, the United Arab Emirates (UAE), Bahrain and Egypt have cut diplomatic ties and restricted business with Qatar by closing off access to that country with an air, sea and land traffic embargo. During the economic embargo, products cannot be shipped directly to Qatar from the UAE, Saudi Arabia or Bahrain and financial services may be limited. Our Qatarian business is a significant part of our Middle East operations with approximately one thousand employees. The economic embargo may make it difficult to complete ongoing Qatarian projects and could reduce future demand for our services.

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

        We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems; but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

        Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material price contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In addition, our exposure to construction cost overruns may increase over time as we increase our construction services. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

        In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2017 and 2016, we were contingently liable for $5.7 billion and $3.3 billion, respectively, in issued surety bonds primarily to support project execution. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety provide the contracted services under the performance or payment bond. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 13% of our fiscal 2017 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 2% of our fiscal 2017 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

We participate in certain joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

        We have investments in and commitments to certain joint ventures with unrelated parties, including in connection with construction services, government services, and the investment activities of ACAP. Real estate and infrastructure joint ventures are inherently risky and may result in future losses since real estate markets are impacted by economic trends and government policies that we do not control. These joint ventures from time to time may borrow money to help finance their activities and in certain circumstances, we are required to provide guarantees of certain obligations of our affiliated entities. In addition, in connection with the investment activities of ACAP, the Company provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

        We also rely in part on third-party software and information technology vendors to run our critical accounting, project management and financial information systems. We depend on our software and information technology vendors to provide long-term software and hardware support for our information systems. Our software and information technology vendors may decide to discontinue further development, integration or long-term software and hardware support for our information systems; in which case, we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

        We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2017, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $553.0 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

        A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2017, we contributed $48.8 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan's unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan's unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

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

Failure to successfully integrate acquisitions could harm our operating results.

        We have grown in part as a result of acquisitions. For example, in July 2017 we acquired Shimmick Construction Company, Inc. We cannot assure that suitable acquisitions or investment opportunities will continue to be identified or that any of these transactions can be consummated on favorable terms or at all. Any future acquisitions will involve various inherent risks, such as:

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

        Furthermore, during the acquisition process and thereafter, our management may need to assume significant transaction-related responsibilities, which may cause them to divert their attention from our existing operations. If our management is unable to successfully integrate acquired companies, our operating results could be harmed. In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

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

        Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2017 by $13.4 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

        Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government, no one client accounted for over 10% of our revenue for fiscal 2017, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

        At September 30, 2017, our contracted backlog was approximately $24.2 billion, our awarded backlog was approximately $20.0 billion and our unconsolidated joint venture backlog was approximately $3.3 billion for a total backlog of $47.5 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

  •
  advance notice requirements for stockholder proposals and nominations for election to our Board of Directors; and

  •
  prohibitions on our stockholders from acting by written consent.

Changes in tax laws could increase our worldwide tax rate and materially affect our results of operations.

        Many international legislative and regulatory bodies have proposed and/or enacted legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of certain EU member states. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of our U.S. and international business activities, many of these proposed and enacted changes to the taxation of our activities could increase our worldwide effective tax rate and harm results of operations. Tax changes including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. could increase our worldwide effective tax rate and harm results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 31,500 square feet of space at 1999 Avenue of the Stars, Los Angeles, California. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 11.7 million square feet worldwide. Virtually all of our offices are leased.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE). According to the records of our transfer agent, there were 2,472 stockholders of record as of November 3, 2017. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the NYSE consolidated reporting system:

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2017:
First quarter	26.92	40.13
Second quarter	33.86	39.13
Third quarter	31.93	35.39
Fourth quarter	30.47	37.04

	Low Sales Price ($)	High Sales Price ($)
Fiscal 2016:
First quarter	28.08	33.12
Second quarter	22.80	31.90
Third quarter	29.06	34.05
Fourth quarter	27.56	36.20

        We have not paid a cash dividend since our inception and our Credit Agreement restricts the Company's ability to pay cash dividends.

  Unregistered Sales of Equity Securities

        On July 28, 2017, the Company acquired Shimmick Construction Company, Inc. (Shimmick), and committed to issue 1,159,322 shares of AECOM common stock to certain accredited shareholders of Shimmick in a private placement exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

  Equity Compensation Plans

        The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2017:

	Column A		Column B		Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	6,942,224	(1)(2)	$31.11	(3)	13,610,582
AECOM Employee Stock Purchase Plan(4)	N/A		N/A		2,923,603

Total	6,942,224		$31.11		16,534,185

(1)
The table does not include information for the 119,723 shares issued under the URS Corporation 2008 Equity Incentive Plan (URS Incentive Plan) assumed by AECOM in connection with its acquisition of URS Corporation. No additional equity awards may be granted under the URS Incentive Plan.

(2)
Includes 737,542 shares issuable upon the exercise of stock options, 3,843,520 shares issuable upon the vesting of Restricted Stock Units and 2,361,162 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(3)
Weighted-average exercise price of outstanding options only.

(4)
Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

  Performance Measurement Comparison(1)

        The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, the S&P Composite 1500 Construction & Engineering, the S&P 500 Aerospace & Defense and the PHLX Oil Service Sector indices from September 28, 2012 to September 29, 2017. We added the S&P 500 Aerospace & Defense and the PHLX Oil Service Sector indices to provide additional third party published industry indices reflecting our defense and oil and gas services.

        We believe the S&P MidCap 400, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P Composite 1500 Construction & Engineering, the S&P 500 Aerospace & Defense and the PHLX Oil Service Sector indices are appropriate third party published industry indices since they measure the performance of engineering and construction, defense and oil and gas services.

  Stock Repurchase Program

        On September 21, 2017, the Company's Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. Since August 2011, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million under a previous stock repurchase program. No stock repurchases were made under the new or the previous stock repurchase program in fiscal 2017.

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

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenue	$18,203	$17,411	$17,990	$8,357	$8,153
Cost of revenue	17,519	16,768	17,455	7,954	7,703

Gross profit	684	643	535	403	450
Equity in earnings of joint ventures	142	104	106	58	24
General and administrative expenses	(134)	(115)	(114)	(81)	(97)
Acquisition and integration expenses	(39)	(214)	(398)	(27)	—
Gain (loss) on disposal activities	1	(43)	—	—	—

Income from operations	654	375	129	353	377
Other income	7	8	19	3	4
Interest expense	(232)	(258)	(299)	(41)	(45)

Income (loss) before income tax expense	429	125	(151)	315	336
Income tax expense (benefit)	8	(38)	(80)	82	93

Net income (loss)	421	163	(71)	233	243
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(82)	(67)	(84)	(3)	(4)

Net income (loss) attributable to AECOM	$339	$96	$(155)	$230	$239

Net income (loss) attributable to AECOM per share:
Basic	$2.18	$0.62	$(1.04)	$2.36	$2.38
Diluted	$2.13	$0.62	$(1.04)	$2.33	$2.35

Weighted average shares outstanding:(in millions)
Basic	156	155	150	97	101
Diluted	159	156	150	99	102

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$279	$399	$599	$95	$94
Amortization expense of acquired intangible assets(2)	103	202	391	24	21
Capital expenditures, net of disposals	78	137	69	63	52
Contracted backlog	$24,234	$23,710	$24,468	$11,349	$8,753
Number of full-time and part-time employees	87,000	87,000	92,000	43,300	45,500

(1)
Includes amortization of deferred debt issuance costs.

(2)
Included in depreciation and amortization above.

	As of September 30,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$802	$692	$684	$574	$601
Working capital	1,104	696	1,410	978	1,078
Total assets	14,397	13,670	14,014	6,123	5,666
Long-term debt excluding current portion	3,702	3,702	4,447	940	1,089
AECOM Stockholders' equity	3,996	3,367	3,408	2,187	2,021

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company's current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company's business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as "anticipates," "believes," "expects," "estimates," "intends," "may," "plans," "potential," "projects," and "will" and that relate to our future revenues, expenditures and business trends; future accounting estimates; future conversions of backlog; future capital allocation priorities including share repurchases, trade receivables, debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that our business is cyclical and vulnerable to economic downturns and client spending reductions; we are dependent on long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; we may experience losses under fixed-price contracts; we have limited control over operations run through our joint venture entities; we may be liable for misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business; we may not maintain adequate surety and financial capacity; we are highly leveraged and may not be able to service our debt and guarantees; we have exposure to political and economic risks in different countries where we operate as well as currency exchange rate fluctuations; we may not be able to retain and recruit key technical and management personnel; we may be subject to legal claims; we may have inadequate insurance coverage; we are subject to environmental law compliance and may not have adequate nuclear indemnification; there may be unexpected adjustments and cancellations related to our backlog; we are dependent on partners and third parties who may fail to satisfy their obligations; we may not be able to manage pension costs; we may face cybersecurity issues and data loss; as well as other additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

        Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2016 as "fiscal 2016" and the fiscal year ended September 30, 2017 as "fiscal 2017."

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

        Our ACAP segment invests in real estate, public-private partnership (P3) and infrastructure projects. ACAP typically partners with investors and experienced developers in the United States and Europe as co-general partners. In addition, ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects.

        In April 2017, ACAP completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in net cash proceeds of $77 million and a gain of $52 million in our fiscal year 2017. Accordingly, we begain reporting ACAP as a separate segment beginning in the third quarter of fiscal 2017. Results of operations for ACAP were not material in prior periods.

        During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within our CS segment was realigned within our MS segment to reflect present management oversight. Accordingly, approximately $130 million and $137 million of revenue and $124 million and

$130 million of cost of revenue for the years ended September 30, 2016 and 2015, respectively, were reclassified to conform to the current period presentation.

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

        Our MS segment fiscal 2016 results benefited from favorable project, pension and legal resolutions, which did not repeat in fiscal 2017. Also, the MS segment wound down several government projects in fiscal 2016, such as our contract to manage the Sellafield nuclear site in the United Kingdom, which impacted 2017 performance.

        In 2017, the U.S. federal government proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact to our infrastructure business.

        In September 2017, we announced our plan to allocate free cash from operations to reduce our long-term debt and lower our overall leverage ratio. After significantly reducing our leverage ratio, we plan to allocate free cash from operations to engage in a stock repurchase program.

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

  Acquisitions

        The aggregate value of all consideration for our acquisitions consummated during the years ended September 30, 2017, 2016 and 2015 was $166.6 million, $5.5 million, and $5,147.9 million, respectively.

        All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(in millions)
Other Financial Data:
Revenue	$18,203	$17,411	$17,990	$8,357	$8,153
Cost of revenue	17,519	16,768	17,455	7,954	7,703

Gross profit	684	643	535	403	450
Equity in earnings of joint ventures	142	104	106	58	24
General and administrative expenses	(134)	(115)	(114)	(81)	(97)
Acquisition and integration expenses	(39)	(214)	(398)	(27)	—
Gain (loss) on disposal activities	1	(43)	—	—	—

Income from operations	$654	$375	$129	$353	$377

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

  Equity in Earnings of Joint Ventures

        Equity in earnings of joint ventures includes our portion of fees charged by our unconsolidated joint ventures to clients for services performed by us and other joint venture partners along with earnings we receive from our return on investments in unconsolidated joint ventures.

  General and Administrative Expenses

        General and administrative expenses include corporate expenses, including personnel, occupancy, and administrative expenses.

  Acquisition and Integration Expenses

        Acquisition and integration expenses are comprised of transaction costs, professional fees, and personnel costs, including due diligence and integration activities, primarily related to business acquisitions.

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

  Revenue Recognition

        We generally utilize a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition, under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit under this method is dependent upon a number of factors, including the accuracy of a variety of estimates, including engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, we recognize that estimated loss within cost of revenue in the period the estimated loss first becomes known.

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

        Additionally, our ACAP segment invests in and develops real estate, public-private partnership (P3) and infrastructure projects.

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

        Undistributed Non-U.S. Earnings.    The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations of approximately $1.7 billion because we have the ability to and intend to permanently reinvest these basis differences overseas. If we were to repatriate these basis differences, additional taxes could be due at that time.

        We continually explore initiatives to better align our tax and legal entity structure with the footprint of our non-U.S. operations and we recognize the tax impact of these initiatives, including changes in assessment of its uncertain tax positions, indefinite reinvestment exception assertions and realizability of deferred tax assets, earliest in the period when management believes all necessary internal and external approvals associated with such initiatives have been obtained, or when the initiatives are materially complete.

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

        We test goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year and between annual tests, if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units.

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

        Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, as of September 30, 2017, a 1% increase in the WACC rate represents a $800 million decrease to the fair value of our reporting units. As of September 30, 2017, a 1% decrease in the terminal growth rate represents a $400 million decrease to the fair value of our reporting units.

  Pension Benefit Obligations

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $26.8 million to our international plans in fiscal 2018. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $12.7 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2018. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $82.2 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.1 million and increase by approximately $3.4 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $42.7 million and plan expense would increase by approximately $2.7 million.

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

        Between September 30, 2016 and September 30, 2017, the aggregate worldwide pension deficit decreased from $696.1 million to $553.0 million due to rising global asset prices. Although funding rules are subject to local laws and regulations and vary by location, we expect to reduce this deficit over a period of 7 to 10 years. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2017	September 30, 2016
			$	%
	($ in millions)
Revenue	$18,203.4	$17,410.8	$792.6	4.6%
Cost of revenue	17,519.7	16,768.0	751.7	4.5

Gross profit	683.7	642.8	40.9	6.4
Equity in earnings of joint ventures	141.6	104.0	37.6	36.2
General and administrative expenses	(133.4)	(115.1)	(18.3)	15.9
Acquisition and integration expenses	(38.7)	(213.6)	174.9	(81.9)
Gain (loss) on disposal activities	0.6	(42.6)	43.2	(101.4)

Income from operations	653.8	375.5	278.3	74.1
Other income	6.7	8.2	(1.5)	(18.3)
Interest expense	(231.3)	(258.1)	26.8	(10.4)

Income before income tax expense	429.2	125.6	303.6	241.7
Income tax expense (benefit)	7.7	(37.9)	45.6	(120.3)

Net income	421.5	163.5	258.0	157.8
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(82.1)	(67.4)	(14.7)	21.8

Net income attributable to AECOM	$339.4	$96.1	$243.3	253.2%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
Revenue	100.0%	100.0%
Cost of revenue	96.2	96.3

Gross profit	3.8	3.7
Equity in earnings of joint ventures	0.8	0.6
General and administrative expenses	(0.8)	(0.7)
Acquisition and integration expenses	(0.2)	(1.2)
Gain (loss) on disposal activities	0.0	(0.2)

Income from operations	3.6	2.2
Other income	—	—
Interest expense	(1.2)	(1.5)

Income before income tax expense	2.4	0.7
Income tax expense (benefit)	0.1	(0.2)

Net income	2.3	0.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.3)

Net income attributable to AECOM	1.9%	0.6%

  Revenue

        Our revenue for the year ended September 30, 2017 increased $792.6 million, or 4.6%, to $18,203.4 million as compared to $17,410.8 million for the corresponding period last year.

        The increase in revenue for the year ended September 30, 2017 was primarily attributable to an increase in our CS segment of $924.5 million, partially offset by a decrease in our DCS segment of $89.0 million and a decrease in our MS segment of $42.9 million, as discussed further below.

        In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the years ended September 30, 2017 and 2016 were $9.2 billion and $8.4 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 51% during the year ended September 30, 2017 from 48% during the year ended September 30, 2016 due to increased building construction in our CS segment, as discussed below.

  Gross Profit

        Our gross profit for the year ended September 30, 2017 increased $40.9 million, or 6.4%, to $683.7 million as compared to $642.8 million for the corresponding period last year. For the year ended September 30, 2017, gross profit, as a percentage of revenue, increased to 3.8% from 3.7% in the year ended September 30, 2016.

        Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the year ended September 30, 2017 was $6.3 million, compared with $37.2 million during the year ended September 30, 2016. This amount was offset by a decrease in amortization of intangible assets of $83.6 million during the year ended September 30, 2017, compared with $183.3 million during the year ended September 30, 2016. We do not expect the margin fair value liability recognized in recent business acquisitions will have a significant impact to gross margin in future periods.

        Gross profit changes were also due to the reasons noted in DCS, CS and MS Reportable Segments below.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2017 was $141.6 million as compared to $104.0 million in the corresponding period last year.

        The increase in earnings of joint ventures for the year ended September 30, 2017 was primarily due to the sale of ACAP's 50% equity interest in Provost Square I LLC for $133 million, which resulted in a gain of $52 million in our fiscal 2017 third quarter, partially offset by decreased earnings from a United Kingdom nuclear cleanup joint venture for which our work was substantially completed in the second quarter of fiscal 2016.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2017 increased $18.3 million, or 15.9%, to $133.4 million as compared to $115.1 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses increased to 0.8% for the year ended September 30, 2017 from 0.7% for the year ended September 30, 2016.

        The increase in our general and administrative expenses was primarily due to increased personnel costs.

  Acquisition and Integration Expenses

        Acquisition and integration expenses, resulting from business acquisitions, were comprised of the following (in millions):

	Year Ended September 30,
	2017	2016
Severance and personnel costs	$32.0	$23.4
Professional services, real estate-related, and other expenses	6.7	190.2

Total	$38.7	$213.6

        Our cost savings and acquisition and integration expenses associated with the URS integration are complete.

  Gain / Loss on Disposal Activities

        Gain on disposal activities in the accompanying statements of operations for the year ended September 30, 2017 was $0.6 million compared to loss on disposal activities of $42.6 million for the year ended September 30, 2016. Losses recorded in fiscal year 2016 related to the disposition of non-core energy-related businesses, equipment and other assets that did not repeat in fiscal year 2017.

  Other Income

        Our other income for the year ended September 30, 2017 decreased $1.5 million to $6.7 million as compared to $8.2 million for the year ended September 30, 2016.

        Other income is primarily comprised of interest income.

  Interest Expense

        Our interest expense for the year ended September 30, 2017 was $231.3 million as compared to $258.1 million for the year ended September 30, 2016.

        The decrease in interest expense for the year ended September 30, 2017 was primarily due to the write-off of capitalized debt issuance costs related to the amendment of our credit agreement in September 2016 and a reduction in our debt balance.

  Income Tax Expense / Benefit

        Our income tax expense for the year ended September 30, 2017 was $7.7 million compared to income tax benefit of $37.9 million for the year ended September 30, 2016. The effective tax rate was 1.8% and (30.2)% for the years ended September 30, 2017 and 2016, respectively.

        The increase in income tax expense for the year ended September 30, 2017 compared to the prior year is due primarily to the tax impact of an increase in overall pre-tax income of $303.6 million, the retroactive extension of the federal research credit in the first quarter of 2016, and the tax impacts from changes in the mix of geographical income. In addition, valuation allowance releases and other benefits recorded each year contributed to the decrease in the overall tax expense in both years. As described further below, three one-time benefits totaling $106.3 million were recognized during 2017 including the release of valuation allowances, indefinitely reinvesting a portion of our non-U.S. undistributed earnings that U.S. tax had previously been provided for, and foreign tax credits expected to be realized in the foreseeable future. In addition, two one-time benefits totaling $36.2 million related to valuation allowances were released during 2016.

        In the fourth quarter of 2017, we executed international restructuring transactions that resulted in a distribution of current year earnings and profits and the associated foreign tax credits. The distribution resulted in the recognition of a benefit of $25.2 million related to excess foreign tax credits expected to be realized in the foreseeable future. These current year earnings had previously been forecasted to qualify for the indefinite reinvestment exception. The Company's change in assertion for these investments is a one-time event and does not impact our past or future assertions regarding intent and ability to reinvest indefinitely.

        In the third quarter of 2017, we recapitalized one of our European subsidiaries which resulted in the Company indefinitely reinvesting a portion of our non-U.S. undistributed earnings that U.S. tax had previously been provided for and released the associated $21.2 million deferred tax liability. These non-U.S. earnings are now intended to be reinvested indefinitely outside of the U.S to meet the current and future cash needs of our European operations.

        In the second quarter of 2017, valuation allowances in the amount of $59.9 million in the United Kingdom were released due to sufficient positive evidence. We evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. This positive evidence includes an improvement in earnings, the use of net operating losses on a taxable basis, and better management of pension liabilities due to positive effects of pension asset management and stabilization of interest rates.

        In the third quarter of 2016, valuation allowances in the amount of $23.3 million in the United Kingdom were released due to sufficient positive evidence. We evaluated the positive evidence against any negative evidence and determined the valuation allowances were no longer necessary. This positive evidence includes reaching a position of cumulative income over a three-year period and the use of net operating losses on a taxable basis. In addition, our United Kingdom affiliate has strong projected earnings in the United Kingdom.

        Also in the third quarter of 2016, our Australian affiliate made an election in Australia to combine the tax results of the URS Australia business with the AECOM Australia business. This election resulted in the ability to utilize the URS Australia businesses' deferred tax assets against the combined future earnings of the Australian group and accordingly, the valuation allowance of $12.9 million was released.

        On December 18, 2015, President Obama signed The Protecting Americans from Tax Hikes Act into law. This legislation extended various temporary tax provisions expiring on December 31, 2015, including the permanent extension of the United States federal research credit. We recognized a discrete net benefit in the first quarter of 2016 for $10.1 million attributable to the retroactive impact of the extended provisions.

        Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $26 million).

        We regularly integrate and consolidate our business operations and legal entity structure and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

  Net Income Attributable to AECOM

        The factors described above resulted in the net income attributable to AECOM of $339.4 million for the year ended September 30, 2017, as compared to the net income attributable to AECOM of $96.1 million for the year ended September 30, 2016.

Results of Operations by Reportable Segment

Design and Consulting Services

	Fiscal Year Ended
			Change
	September 30, 2017	September 30, 2016
			$	%
	($ in millions)
Revenue	$7,566.8	$7,655.8	$(89.0)	(1.2)%
Cost of revenue	7,172.0	7,273.3	(101.3)	(1.4)

Gross profit	$394.8	$382.5	$12.3	3.2%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
Revenue	100.0%	100.0%
Cost of revenue	94.8	95.0

Gross profit	5.2%	5.0%

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2017 decreased $89.0 million, or 1.2%, to $7,566.8 million as compared to $7,655.8 million for the corresponding period last year.

        The decrease in revenue for the year ended September 30, 2017 was primarily attributable to decreases in the Americas of $110 million and a negative foreign currency impact of $70 million mostly due to the strengthening of the U.S. dollar against the British pound. These decreases were offset by an increase in the Asia Pacific (APAC) region of $100 million.

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2017 increased $12.3 million, or 3.2%, to $394.8 million as compared to $382.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.2% of revenue for the year ended September 30, 2017 from 5.0% in the corresponding period last year.

        The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2017 was primarily due to decreased intangible amortization expense, net of the margin fair value adjustment, of $47 million, primarily from URS, partially offset by decreased project performance in the Europe, Middle East, Africa (EMEA) region.

Construction Services

	Fiscal Year Ended
			Change
	September 30, 2017	September 30, 2016
			$	%
	($ in millions)
Revenue	$7,295.6	$6,371.1	$924.5	14.5%
Cost of revenue	7,202.7	6,345.7	857.0	13.5

Gross profit	$92.9	$25.4	$67.5	265.7%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
Revenue	100.0%	100.0%
Cost of revenue	98.7	99.6

Gross profit	1.3%	0.4%

  Revenue

        Revenue for our CS segment for the year ended September 30, 2017 increased $924.5 million, or 14.5%, to $7,295.6 million as compared to $6,371.1 million for the corresponding period last year.

        The increase in revenue for the year ended September 30, 2017 was primarily attributable to approximately $700 million in increased revenue due to the construction of sports arenas in the Americas and the construction of residential high-rise buildings in the city of New York. Additionally, the increase was due to the inclusion of approximately $220 million of revenue from an entity acquired at the end of fiscal 2016.

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2017 increased $67.5 million, or 265.7%, to $92.9 million as compared to $25.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 1.3% of revenue for the year ended September 30, 2017 from 0.4% in the corresponding period last year.

        The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2017 was primarily due to increased profitability in our building construction businesses due to the increases in revenue noted above. The increase was also due to improved profitability in our oil and gas business.

Management Services

	Fiscal Year Ended
			Change
	September 30, 2017	September 30, 2016
			$	%
	($ in millions)
Revenue	$3,341.0	$3,383.9	$(42.9)	(1.3)%
Cost of revenue	3,145.0	3,149.0	(4.0)	(0.1)

Gross profit	$196.0	$234.9	$(38.9)	(16.6)%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
Revenue	100.0%	100.0%
Cost of revenue	94.1	93.1

Gross profit	5.9%	6.9%

  Revenue

        Revenue for our MS segment for the year ended September 30, 2017 decreased $42.9 million, or 1.3%, to $3,341.0 million as compared to $3,383.9 million for the corresponding period last year.

        The decrease in revenue for the year ended September 30, 2017 was primarily due to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million recorded in the year ended September 30, 2016, which did not repeat in 2017.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2017 decreased $38.9 million, or 16.6%, to $196.0 million as compared to $234.9 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 5.9% of revenue for the year ended September 30, 2017 from 6.9% in the corresponding period last year.

        The decrease in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2017 was primarily due to favorable adjustments from the prior year that did not repeat in the current year. These adjustments included the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million and favorable adjustments from an acquisition related environmental legal matter and a pension curtailment gain totaling approximately $17 million, net of noncontrolling interests ($20 million impact to gross profit). These decreases were partially offset by a benefit recorded in the three months ended December 31, 2016 of $35 million from the favorable settlement of a federal lawsuit, net of legal fees.

AECOM Capital

	Fiscal Year Ended
			Change
	September 30, 2017	September 30, 2016
			$	%
	($ in millions)
Equity in earnings of joint ventures	$57.7	$—	$57.7	0.0%
General and administrative expenses	(8.7)	(6.0)	(2.7)	45.0%

        During the three months ended June 30, 2017, AECOM Capital completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in net cash proceeds of $77 million and a gain of $52 million in fiscal year 2017.

Fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2016	September 30, 2015
			$	%
	($ in millions)
Revenue	$17,410.8	$17,989.9	$(579.1)	(3.2)%
Cost of revenue	16,768.0	17,454.7	(686.7)	(3.9)

Gross profit	642.8	535.2	107.6	20.1
Equity in earnings of joint ventures	104.0	106.2	(2.2)	(2.1)
General and administrative expenses	(115.1)	(114.0)	(1.1)	1.0
Acquisition and integration expenses	(213.6)	(398.4)	184.8	(46.4)
Loss on disposal activities	(42.6)	—	(42.6)	NM *

Income from operations	375.5	129.0	246.5	191.1
Other income	8.2	19.1	(10.9)	(57.1)
Interest expense	(258.1)	(299.6)	41.5	(13.9)

Income (loss) before income tax expense	125.6	(151.5)	277.1	(182.9)
Income tax benefit	(37.9)	(80.3)	42.4	(52.8)

Net income (loss)	163.5	(71.2)	234.7	(329.6)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(67.4)	(83.6)	16.2	(19.4)

Net income (loss) attributable to AECOM	$96.1	$(154.8)	$250.9	(162.1)%

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

  Revenue

        Our revenue for the year ended September 30, 2016 decreased $579.1 million, or 3.2%, to $17,410.8 million as compared to $17,989.9 million for the year ended September 30, 2015. Revenue provided by acquired companies was $302.0 million. Excluding the revenue provided by acquired companies, revenue decreased $881.1 million, or 4.9%, from the year ended September 30, 2015.

        The decrease in revenue for the year ended September 30, 2016 was primarily attributable to a decrease in our DCS segment of $307.1 million, a decrease in our MS segment of $103.8 million, and a decrease in our CS segment of $168.2 million, as discussed further below.

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

  Gross Profit

        Our gross profit for the year ended September 30, 2016 increased $107.6 million, or 20.1%, to $642.8 million as compared to $535.2 million for the year ended September 30, 2015. For the year ended September 30, 2016, gross profit, as a percentage of revenue, increased to 3.7% from 3.0% in the year ended September 30, 2015.

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

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2016 was $104.0 million as compared to $106.2 million in the year ended September 30, 2015.

        The decrease in earnings of joint ventures for the year ended September 30, 2016 was primarily due to decreased earnings from a United Kingdom nuclear cleanup project.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2016 increased $1.1 million, or 1.0%, to $115.1 million as compared to $114.0 million for the year ended September 30, 2015. As a percentage of revenue, general and administrative expenses was 0.7% for each of the years ended September 30, 2016 and 2015.

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

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2016 decreased $307.1 million, or 3.9%, to $7,655.8 million as compared to $7,962.9 million for the year ended September 30, 2015. Revenue provided by acquired companies was $119.2 million. Excluding revenue provided by acquired companies, revenue decreased $426.3 million, or 5.4%, from the year ended September 30, 2015.

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

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2016 increased $83.2 million, or 27.8%, to $382.5 million as compared to $299.3 million for the year ended September 30, 2015. As a percentage of revenue, gross profit increased to 5.0% of revenue for the year ended September 30, 2016 from 3.8% in the year ended September 30, 2015.

        The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2016 was primarily attributable to decreased intangible amortization expense, net of the margin fair value adjustment of $71.7 million, primarily from URS.

Construction Services

	Fiscal Year Ended
			Change
	September 30, 2016	September 30, 2015
			$	%
	($ in millions)
Revenue	$6,371.1	$6,539.3	$(168.2)	(2.6)%
Cost of revenue	6,345.7	6,503.4	(157.7)	(2.4)

Gross profit	$25.4	$35.9	$(10.5)	(29.2)%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
Revenue	100.0%	100.0%
Cost of revenue	99.6	99.5

Gross profit	0.4%	0.5%

  Revenue

        Revenue for our CS segment for the year ended September 30, 2016 decreased $168.2 million, or 2.6%, to $6,371.1 million as compared to $6,539.3 million for the year ended September 30, 2015. Revenue provided by acquired companies was $90.8 million. Excluding revenue provided by acquired companies, revenue decreased $259.0 million, or 4.0%, from the year ended September 30, 2015.

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

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2016 decreased $10.5 million, or 29.2%, to $25.4 million as compared to $35.9 million for the year ended September 30, 2015. As a percentage of revenue, gross profit decreased to 0.4% of revenue for the year ended September 30, 2016 from 0.5% in the year ended September 30, 2015.

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

Management Services

	Fiscal Year Ended
			Change
	September 30, 2016	September 30, 2015
			$	%
	($ in millions)
Revenue	$3,383.9	$3,487.7	$(103.8)	(3.0)%
Cost of revenue	3,149.0	3,287.7	(138.7)	(4.2)

Gross profit	$234.9	$200.0	$34.9	17.4%

        The following table presents the percentage relationship of certain items to revenue:

	Fiscal Year Ended
	September 30, 2016	September 30, 2015
Revenue	100.0%	100.0%
Cost of revenue	93.1	94.3

Gross profit	6.9%	5.7%

  Revenue

        Revenue for our MS segment for the year ended September 30, 2016 decreased $103.8 million, or 3.0%, to $3,383.9 million as compared to $3,487.7 million for the year ended September 30, 2015. Revenue provided by acquired companies was $92.0 million. Excluding revenue provided by acquired companies, revenue decreased $195.8 million, or 5.6%, from the year ended September 30, 2015.

        The decrease in revenue for the year ended September 30, 2016 was primarily due to decreased services provided to the U.S. government in the Middle East and reduced revenue from chemical demilitarization projects for the Department of Defense, partially offset by the expected recovery of a pension related entitlement as discussed below.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2016 increased $34.9 million, or 17.4%, to $234.9 million as compared to $200.0 million for the year ended September 30, 2015. As a percentage of revenue, gross profit increased to 6.9% of revenue for the year ended September 30, 2016 from 5.7% in the year ended September 30, 2015.

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

        Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. We have a deferred tax liability in the amount of $77.0 million at September 30, 2017 relating to certain foreign subsidiaries for which the basis difference is not intended to be reinvested indefinitely as part of the liabilities assumed in connection with the acquisition of URS. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

        At September 30, 2017, cash and cash equivalents were $802.4 million, an increase of $110.3 million, or 15.9%, from $692.1 million at September 30, 2016. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities, partially offset by net repayments under our debt agreements, payments for business acquisitions and capital expenditures, net distributions to noncontrolling interest, and investment in unconsolidated joint ventures.

        Net cash provided by operating activities was $696.7 million for the year ended September 30, 2017, a decrease of $117.5 million, or 14.4%, from $814.2 million for the year ended September 30, 2016. Cash provided by operating activities was adversely affected by cash payments totaling approximately $60 million related to a federal lawsuit that was settled in our first quarter of 2017, partially offset by a distribution of earnings of $52 million as a result of the sale of our 50% equity interest in Provost Square I LLC, an unconsolidated joint venture. The decrease was also attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions provided a net favorable impact of $0.3 million and a net benefit of $120.1 million during the years ended September 30, 2017 and 2016, respectively. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

        Net cash used in investing activities was $202.7 million for the year ended September 30, 2017, as compared to $162.6 million for the year ended September 30, 2016. This change was primarily attributable to an increase in payments for business acquisitions of $97.5 million and a decrease in proceeds from disposal of property and equipment of $46.7 million, partially offset by decreases in capital expenditures of $105.0 million. Additionally, proceeds from disposal of businesses decreased by $37.5 million, and was offset by increased return of investment in unconsolidated joint ventures of $30.2 million.

        Net cash used in financing activities was $386.5 million for the year ended September 30, 2017, as compared to $638.0 million for the year ended September 30, 2016. This change was primarily attributable to the issuance of $1 billion in 2017 Senior Notes, offset by net repayments of borrowings under our Credit Agreement of $1,118.4 million for the year ended September 30, 2017 as compared to $493.7 million net repayments of borrowings under credit agreements for the year ended September 30, 2016. In addition, the URS 3.85% Senior Notes were fully redeemed upon their maturity for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement during the quarter ended June 30, 2017.

        On February 21, 2017, we completed a private placement offering of $1 billion aggregate principal amount of the unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the note proceeds to immediately retire the remaining $127.6 million outstanding on the term loan B facility as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under our Credit Agreement. The 2017 Senior Notes refinancing positively impacted our liquidity by reducing secured borrowings under our Credit Agreement by $1 billion, net of fees, and swapping $1 billion, net of fees, in floating short term interest rates with fixed interest rates for the next ten years. As a result of our 2017 Senior Note offering, our interest expense will be higher due to a higher proportion of our debt subject to higher, fixed long term interest rates compared to short term variable rates.

  Acquisition and Integration Expenses

        Acquisition and integration expenses, resulting from business acquisitions, comprised of the following (in millions):

	Fiscal Year Ended
	Sept 30, 2017	Sept 30, 2016
Severance and personnel costs	$32.0	$23.4
Professional service, real estate-related, and other expenses	6.7	190.2

Total	$38.7	$213.6

        Our cost savings and acquisition and integration expenses associated with the URS integration are complete.

  Working Capital

        Working capital, or current assets less current liabilities, increased $407.8 million, or 58.6%, to $1,103.8 million at September 30, 2017 from $696.0 million at September 30, 2016. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $325.4 million, or 8.3%, to $4,224.9 million at September 30, 2017 from $3,899.5 million at September 30, 2016.

        Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 77 days at September 30, 2017 compared to 82 days at September 30, 2016.

        In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

        Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of September 30, 2017 and 2016. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

  Debt

        Debt consisted of the following:

	September 30, 2017	September 30, 2016
	(in millions)
2014 Credit Agreement	$908.7	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	—
URS Senior Notes	247.7	427.7
Other debt	140.0	142.7

Total debt	3,896.4	4,125.3
Less: Current portion of debt and short-term borrowings	(142.0)	(366.3)
Less: Unamortized debt issuance costs	(52.3)	(56.8)

Long-term debt	$3,702.1	$3,702.2

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2017:

Fiscal Year
2018	$142.0
2019	154.4
2020	122.6
2021	603.7
2022	256.7
Thereafter	2,617.0

Total	$3,896.4

  2014 Credit Agreement

        We entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement's term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility, although the term loan B facility was paid in full on February 21, 2017. Some of our subsidiaries have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

        On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under "Incremental Term Loans"; (2) revise the definition of "Working Capital" as used in "Excess Cash Flow"; (3) revise the definitions for "Consolidated EBITDA" and "Consolidated Funded Indebtedness" to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to our ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

        Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.0 at September 30, 2017. Our Consolidated Interest Coverage Ratio was 4.7 at September 30, 2017. As of September 30, 2017, we were in compliance with the covenants of the Credit Agreement.

        At September 30, 2017 and 2016, outstanding standby letters of credit totaled $58.1 million and $92.3 million, respectively, under our revolving credit facilities. As of September 30, 2017 and 2016, we had $991.9 million and $888.4 million, respectively, available under our revolving credit facility.

  2014 Senior Notes

        On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

        As of September 30, 2017, the estimated fair value of the 2014 Senior Notes was approximately $836.0 million for the 2022 Notes and $884.0 million for the 2024 Notes. The fair value of the 2014 Senior Notes as of September 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

        On November 2, 2015, we completed an exchange offer to exchange the unregistered 2014 Senior Notes for registered notes, as well as all related guarantees.

        We were in compliance with the covenants relating to the 2014 Senior Notes as of September 30, 2017.

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

        As of September 30, 2017, the estimated fair value of the 2017 Senior Notes was approximately $1,031.3 million. The fair value of the 2017 Senior Notes as of September 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

        At any time and from time to time prior to December 15, 2026, we may redeem all or part of the 2017 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a "make whole" premium as of the redemption date, and accrued and unpaid interest to the redemption date.

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

        We and the Guarantors filed a registration statement on Form S-4 with the SEC on May 11, 2017 that was declared effective by the SEC on May 25, 2017 to exchange the unregistered 2017 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On June 30, 2017, the Company completed its exchange offer by exchanging $999,074,000 aggregate principal amount of the unregistered 2017 Senior Notes with registered notes, as well as all related guarantees. $926,000 aggregate principal amount of the unregistered 2017 Senior Notes remained outstanding as of September 30, 2017.

        We were in compliance with the covenants relating to our 2017 Senior Notes as of September 30, 2017.

  URS Senior Notes

        In connection with the URS acquisition, we assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC as successor in interest to URS) and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

        As of September 30, 2017, the estimated fair value of the 2022 URS Senior Notes was approximately $259.7 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of September 30, 2017 was $247.7 million. The fair value of the 2022 URS Senior Notes as of September 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

        As of September 30, 2017, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

  Other Debt

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2017 and 2016, these outstanding standby letters of credit totaled $445.7 million and $382.2 million, respectively. As of September 30, 2017, we had $502.3 million available under these unsecured credit facilities.

  Effective Interest Rate

        Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2017, 2016 and 2015 was 4.6%, 4.4% and 4.2%, respectively.

        Interest expense in the consolidated statements of operations for the years ended September 30, 2017 and 2016 included amortization of deferred debt issuance costs of $17.5 million and $30.9 million, respectively.

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

        Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2017, there was approximately $503.8 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

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

        At September 30, 2017 and 2016, we were contingently liable in the amount of $503.8 million and $474.5 million, respectively, in issued standby letters of credit and $5.7 billion and $3.3 billion, respectively, in issued surety bonds primarily to support project execution. The increase was primarily due to the acquisition of Shimmick Construction Company, Inc.

        In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

        In addition, in connection with the investment activities of ACAP, we provide guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

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

        Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceed $100 million over the contracted and claimed amounts. WGI Ohio assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio's parent company, see Note 3 in the consolidated financial statements, which measurement has been reevaluated to account for developments pertaining to this matter.

        WGI Ohio can provide no certainty that it will recover the claims submitted against the DOE in December 2014, any future claims or any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company's results of operations.

  SR-91

        One of our wholly-owned subsidiaries, URS Corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On March 9, 2017, URS Corporation filed a $8.9 million complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On April 17, 2017, the design build contractor filed a counterclaim in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation's performance of design services under the design agreement, seeking purported damages of $70 million. URS Corporation cannot provide assurances that it will be successful in the recovery of the amounts owed to it under the design agreement or in its defense against the amounts alleged under the counterclaim that URS Corporation believes are without merit and that it intends to vigorously defend against. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves unique regulatory issues; there is substantial uncertainty regarding any alleged damages; and the matter is at a preliminary stage of litigation.

  New York Department of Environmental Conservation

        The following matter is disclosed pursuant to Regulation S-K, Item 103, Instruction 5.C pertaining to a government authority environmental claim exceeding $100,000 against an AECOM affiliate. In September 2017, AECOM USA, Inc., one of our wholly-owned subsidiaries, was advised by the New York State Department of Environmental Conservation ("DEC") of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law ("ECL") associated with AECOM USA, Inc.'s oversight of a water restoration project for Schoharie County, which could result in substantial fines if calculated under the ECL's maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend these matters vigorously; however, AECOM USA, Inc., cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; substantial uncertainty regarding any alleged damages; and the preliminary stage of the government's claims.

Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2017:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$3,896.4	$142.0	$277.0	$860.4	$2,617.0
Interest on debt	1,291.4	210.4	407.0	344.0	330.0
Operating leases	1,362.8	259.1	389.0	254.6	460.1
Pension funding obligations(1)	39.5	39.5	—	—	—

Total contractual obligations and commitments	$6,590.1	$651.0	$1,073.0	$1,459.0	$3,407.1

(1)
Represents expected fiscal 2018 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

New Accounting Pronouncements and Changes in Accounting

        In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We continue to evaluate the impact of the new accounting guidance on our consolidated financial statements, including the expected impact on our business processes, systems, and controls, and potential differences in the timing or method of revenue recognition on our contracts. We expect to adopt the new standard on October 1, 2018, using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

        In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance was effective for our fiscal year beginning October 1, 2016. The adoption of this guidance did not have a material impact on our financial statements.

        In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. This guidance was effective for our fiscal year beginning October 1, 2016, which resulted in the reclassifications of $52.3 million and $56.8 million of unamortized debt issuance costs at September 30, 2017 and September 30, 2016, respectively, from other non-current assets to long-term debt.

        In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity's fiscal year-end date and apply that practical expedient consistently from year to year. This guidance was effective for our fiscal year beginning October 1, 2016 and did not have a material impact on our consolidated financial statements.

        In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance will be effective for our fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for certain practical expedients. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

        In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We elected early adoption of this standard beginning October 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The new guidance will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for our fiscal year starting October 1, 2020. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

        In August 2016, the FASB issued new accounting guidance clarifying how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for our fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated statement of cash flows.

        In January 2017, the FASB issued new accounting guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for us in the first quarter of fiscal 2021, and earlier adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

  Interest Rates

        Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2017 and 2016, we had $908.7 million and $1,954.9 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing's base rate can range from 0.75% to 2.25%. For the year ended September 30, 2017, our weighted average floating rate borrowings were $1,940.4 million, or $1,340.4 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2017 would have increased by $13.4 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM
Index to Consolidated Financial Statements
September 30, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

        We have audited the accompanying consolidated balance sheets of AECOM (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AECOM at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AECOM's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 14, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 14, 2017

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

        We have audited AECOM's (the "Company") internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). AECOM's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AECOM as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 14, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
November 14, 2017

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$665,871	$588,644
Cash in consolidated joint ventures	136,491	103,501

Total cash and cash equivalents	802,362	692,145
Accounts receivable—net	5,127,743	4,531,460
Prepaid expenses and other current assets	696,718	730,101
Income taxes receivable	55,399	47,065

TOTAL CURRENT ASSETS	6,682,222	6,000,771
PROPERTY AND EQUIPMENT—NET	621,357	644,992
DEFERRED TAX ASSETS—NET	171,331	171,508
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	364,223	330,485
GOODWILL	5,992,881	5,823,843
INTANGIBLE ASSETS—NET	415,096	479,439
OTHER NON-CURRENT ASSETS	149,846	218,898

TOTAL ASSETS	$14,396,956	$13,669,936

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,221	$26,303
Accounts payable	2,249,872	1,910,915
Accrued expenses and other current liabilities	2,245,519	2,384,815
Income taxes payable	38,176	10,774
Billings in excess of costs on uncompleted contracts	902,812	631,928
Current portion of long-term debt	140,779	340,021

TOTAL CURRENT LIABILITIES	5,578,379	5,304,756
OTHER LONG-TERM LIABILITIES	322,199	403,364
DEFERRED TAX LIABILITY—NET	20,515	13,097
PENSION BENEFIT OBLIGATIONS	559,068	694,073
LONG-TERM DEBT	3,702,109	3,702,157

TOTAL LIABILITIES	10,182,270	10,117,447
COMMITMENTS AND CONTINGENCIES (Note 18)
AECOM STOCKHOLDERS' EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2017 and 2016; issued and outstanding 157,529,419 and 153,901,500 shares as of September 30, 2017 and 2016, respectively	1,575	1,539
Additional paid-in capital	3,733,572	3,604,519
Accumulated other comprehensive loss	(700,661)	(857,582)
Retained earnings	961,640	618,445

TOTAL AECOM STOCKHOLDERS' EQUITY	3,996,126	3,366,921
Noncontrolling interests	218,560	185,568

TOTAL STOCKHOLDERS' EQUITY	4,214,686	3,552,489

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,396,956	$13,669,936

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Revenue	$18,203,402	$17,410,825	$17,989,880
Cost of revenue	17,519,682	16,768,001	17,454,692

Gross profit	683,720	642,824	535,188
Equity in earnings of joint ventures	141,582	104,032	106,245
General and administrative expenses	(133,309)	(115,088)	(113,975)
Acquisition and integration expenses	(38,709)	(213,642)	(398,440)
Gain (loss) on disposal activities	572	(42,589)	—

Income from operations	653,856	375,537	129,018
Other income	6,636	8,180	19,139
Interest expense	(231,310)	(258,162)	(299,627)

Income (loss) before income tax (benefit) expense	429,182	125,555	(151,470)
Income tax expense (benefit)	7,706	(37,917)	(80,237)

Net income (loss)	421,476	163,472	(71,233)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(82,086)	(67,363)	(83,612)

Net income (loss) attributable to AECOM	$339,390	$96,109	$(154,845)

Net income (loss) attributable to AECOM per share:
Basic	$2.18	$0.62	$(1.04)
Diluted	$2.13	$0.62	$(1.04)
Weighted average shares outstanding:
Basic	155,728	154,772	149,605
Diluted	159,135	156,073	149,605

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Net income (loss)	$421,476	$163,472	$(71,233)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4,605	5,987	(9,196)
Foreign currency translation adjustments	65,389	(65,224)	(285,520)
Pension adjustments, net of tax	87,061	(164,911)	12,953

Other comprehensive income (loss), net of tax	157,055	(224,148)	(281,763)

Comprehensive income (loss), net of tax	578,531	(60,676)	(352,996)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(82,220)	(65,697)	(80,347)

Comprehensive income (loss) attributable to AECOM, net of tax	$496,311	$(126,373)	$(433,343)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholder's Equity
BALANCE AT SEPTEMBER 30, 2014	$967	$1,864,971	$(356,602)	$677,181	$2,186,517	$85,963	$2,272,480
Net loss				(154,845)	(154,845)	83,612	(71,233)
Other comprehensive loss			(278,498)		(278,498)	(3,265)	(281,763)
Issuance of stock	525	1,577,456			1,577,981		1,577,981
Repurchases of stock	16	(23,129)			(23,113)		(23,113)
Proceeds from exercise of options	5	11,068			11,073		11,073
Tax benefit from exercise of stock options		2,781			2,781		2,781
Stock based compensation		85,852			85,852		85,852
Other transactions with noncontrolling interests						201,154	201,154
Contributions from noncontrolling interests						133	133
Distributions to noncontrolling interests						(144,402)	(144,402)

BALANCE AT SEPTEMBER 30, 2015	1,513	3,518,999	(635,100)	522,336	3,407,748	223,195	3,630,943
Net income				96,109	96,109	67,363	163,472
Other comprehensive loss			(222,482)		(222,482)	(1,666)	(224,148)
Issuance of stock	21	28,065			28,086		28,086
Repurchases of stock	1	(25,893)			(25,892)		(25,892)
Proceeds from exercise of options	4	9,942			9,946		9,946
Tax benefit from exercise of stock options
Stock based compensation		73,406			73,406		73,406
Other transactions with noncontrolling interests						(155)	(155)
Contributions from noncontrolling interests						2,006	2,006
Distributions to noncontrolling interests						(105,175)	(105,175)

BALANCE AT SEPTEMBER 30, 2016	1,539	3,604,519	(857,582)	618,445	3,366,921	185,568	3,552,489
Net income				339,390	339,390	82,086	421,476
Cumulative effect of accounting standard adoption				3,805	3,805		3,805
Other comprehensive income			156,921		156,921	134	157,055
Issuance of stock	41	66,624			66,665		66,665
Repurchases of stock	(7)	(25,071)			(25,078)		(25,078)
Proceeds from exercise of options	2	4,876			4,878		4,878
Tax benefit from exercise of stock options
Stock based compensation		83,774			83,774		83,774
Acquisition of noncontrolling interests		(1,150)			(1,150)		(1,150)
Other noncontrolling interests						9,808	9,808
Contributions from noncontrolling interests						2,282	2,282
Distributions to noncontrolling interests						(61,318)	(61,318)

BALANCE AT SEPTEMBER 30, 2017	$1,575	$3,733,572	$(700,661)	$961,640	$3,996,126	$218,560	$4,214,686

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$421,476	$163,472	$(71,233)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	278,631	398,730	599,265
Equity in earnings of unconsolidated joint ventures	(141,582)	(104,032)	(106,245)
Distribution of earnings from unconsolidated joint ventures	137,031	149,215	157,616
Non-cash stock compensation	83,774	73,406	85,852
Prepayment penalty on unsecured senior notes	—	—	55,639
Excess tax benefit from share-based payment	—	—	(3,642)
Foreign currency translation	6,007	(25,494)	(19,632)
Write-off of debt issuance costs	—	7,749	8,997
Deferred income tax benefit	(49,856)	(110,122)	(53,034)
Pension curtailment and settlement gains	—	(7,818)	—
(Gain) loss on disposal activities	(572)	42,589	—
Other	(15,062)	2,430	(18,248)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(432,769)	337,291	369,600
Prepaid expenses and other assets	(21,780)	(16,257)	7,988
Accounts payable	292,496	16,616	142,126
Accrued expenses and other current liabilities	(53,126)	(154,096)	(118,488)
Billings in excess of costs on uncompleted contracts	234,116	(22,949)	(128,371)
Other long-term liabilities	(68,714)	53,411	(143,757)
Income taxes payable	26,584	10,014	—

Net cash provided by operating activities	696,654	814,155	764,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(103,075)	(5,534)	(3,293,284)
Proceeds from disposal of businesses, net of cash disposed	2,200	39,699	15,127
Investment in unconsolidated joint ventures	(59,684)	(76,707)	(44,761)
Return of investment in unconsolidated joint ventures	35,407	5,160	12,056
Proceeds from sales of investments	900	11,745	126,370
Payments for purchase of investments	—	(214)	(91,810)
Proceeds from disposal of property and equipment	7,895	54,622	44,906
Payments for capital expenditures	(86,354)	(191,386)	(114,332)

Net cash used in investing activities	(202,711)	(162,615)	(3,345,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,953,249	4,706,225	6,581,703
Repayments of borrowings under credit agreements	(7,071,602)	(5,199,961)	(5,158,254)
Proceeds from issuance of unsecured senior notes	1,000,000	—	1,600,000
Redemption of unsecured senior notes	(179,208)	—	—
Prepayment penalty on unsecured senior notes	—	—	(55,639)
Cash paid for debt and equity issuance costs	(13,041)	(10,447)	(89,567)
Proceeds from issuance of common stock	30,093	28,192	25,561
Proceeds from exercise of stock options	4,878	9,946	11,073
Payments to repurchase common stock	(25,078)	(25,892)	(23,113)
Excess tax benefit from share-based payment	—	—	3,642
Net distributions to noncontrolling interests	(59,036)	(103,169)	(144,269)
Other financing activities	(26,745)	(42,873)	(31,373)

Net cash (used in) provided by financing activities	(386,490)	(637,979)	2,719,764

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,764	(5,309)	(28,764)
NET INCREASE IN CASH AND CASH EQUIVALENTS	110,217	8,252	109,705
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	692,145	683,893	574,188

CASH AND CASH EQUIVALENTS AT END OF YEAR	$802,362	$692,145	$683,893

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued in acquisitions	$36,611	$—	$1,554,912

Debt assumed from acquisitions	$31,353	$1,805	$567,657

Interest paid	$226,090	$216,125	$179,939

Net income (taxes paid) tax refunds received	$(11,540)	$(13,109)	$27,349

See accompanying Notes to Consolidated Financial Statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Organization—AECOM and its consolidated subsidiaries design, build, finance and operate infrastructure assets for governments, businesses and organizations around the world. The Company provides planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government. The Company also provides construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas. In addition, the Company provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world.

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2017, 2016 and 2015 each contained 52 weeks and ended on September 29, September 30, and October 2, respectively.

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

        Revenue Recognition—The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made at the balance sheet date. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss within cost of revenues in the period the estimated loss first becomes known. Liabilities recorded related to accrued contract losses were not material as of September 30, 2017 and 2016.

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These subcontractor and other direct costs for the years ended September 30, 2017, 2016 and 2015 were $9.2 billion, $8.4 billion and $8.3 billion, respectively.

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

        During the years ended September 30, 2017, 2016 and 2015, the types of contracts comprising the Company's revenue were as follows:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Cost reimbursable	48%	53%	57%
Guaranteed maximum price	23%	15%	15%
Fixed price	29%	32%	28%

        Cost reimbursable contracts include cost-plus and time-and-materials price contracts.

        Contract Claims—Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2017 and 2016, aggregate receivables related to contract claims were not significant to the overall receivable position of the Company and represented less than 5% of net receivables.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

        Property and Equipment—Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from ten to forty-five years for buildings, three to ten years for furniture and fixtures and three to twelve years for computer systems and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement.

        Long-lived Assets—Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may not be recoverable. The carrying amount of an asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset. For assets to be held and used, impairment losses are recognized based upon the excess of the asset's carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell.

        Goodwill and Acquired Intangible Assets—Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, the Company performs an assessment to determine the value of the acquired

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

company's tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships. Intangible assets are amortized over the period in which the contractual or economic benefits of the intangible assets are expected to be realized.

        The Company tests goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year and between annual tests, if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. The Company's impairment tests are performed at the operating segment level as they represent the Company's reporting units.

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

        Foreign Currency Translation—The Company's functional currency is generally the U.S. dollar, except for foreign operations where the functional currency is generally the local currency. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders' equity.

        The Company uses foreign currency forward contracts from time to time to mitigate foreign currency risk. The Company limits exposure to foreign currency fluctuations in most of its contracts through

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

2. New Accounting Pronouncements and Changes in Accounting

        In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company continues to evaluate the impact of the new guidance on its consolidated financial statements, including the expected impact on our business processes, systems, and controls, and potential differences in the timing or method of revenue recognition for its contracts. The Company expects to adopt the new standard on October 1, 2018, using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

        In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance was effective for the Company's fiscal year beginning October 1, 2016. The adoption of this guidance did not have a material impact on the Company's financial statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

        In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance requires retrospective application and represents a change in accounting principle. This guidance was effective for the Company's fiscal year beginning October 1, 2016, which resulted in the reclassifications of $52.3 million and $56.8 million of unamortized debt issuance costs at September 30, 2017 and September 30, 2016, respectively, from other non-current assets to long-term debt.

        In April 2015, the FASB issued new accounting guidance which provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end date that is closest to the entity's fiscal year-end date and apply that practical expedient consistently from year to year. This guidance was effective for the Company's fiscal year beginning October 1, 2016 and did not have a material impact on its consolidated financial statements.

        In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance will be effective for the Company's fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

        In March 2016, the FASB issued new accounting guidance which simplifies the accounting for employee share-based payments. The new guidance requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company elected early adoption of this standard beginning October 1, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The new guidance will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the Company's fiscal year starting October 1, 2020. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

        In January 2017, the FASB issued new accounting guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the new

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for the Company in the first quarter of fiscal 2021, and earlier adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3. Business Acquisitions, Goodwill, and Intangible Assets

        On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The Company paid total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and certain equity award holders of URS. In connection with the acquisition, the Company also assumed URS's senior notes totaling $0.4 billion, net of Company repayments. The Company repaid in full URS's $0.6 billion 2011 term loan and $0.1 billion of URS's revolving line of credit.

        The Company acquired backlog and customer relationship intangible assets valued at $973.8 million representing the fair value of existing contracts and the underlying customer relationships, that have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years) in connection with the URS acquisition. Acquired accrued expenses and other current liabilities include URS project liabilities and approximately $240 million related to estimated URS legal settlements and uninsured legal damages; see Note 18, Commitments and Contingencies, including legal matters related to former URS affiliates.

        Amortization of intangible assets relating to URS, included in cost of revenue, was $83.6 million and $183.3 million during the twelve months ended September 30, 2017 and 2016, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $9.4 million and $(8.5) million, respectively, during the twelve months ended September 30, 2017 and $23.0 million and $(13.8) million, respectively, during the twelve months ended September 30, 2016 related to joint venture fair value adjustments.

        Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS. This margin fair value liability was $149.1 million at the acquisition date, and its carrying value was $8.6 million at September 30, 2017, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The majority of this liability was recognized over the first two years from the acquisition date. Revenue and the related income from operations related to the margin fair value liability recognized during the twelve months ended September 30, 2017 and 2016 was $6.3 million and $37.2 million, respectively.

        Acquisition and integration expenses, relating to business acquisitions, in the accompanying consolidated statements of operations are comprised of the following:

	Fiscal Year Ended
	Sept 30, 2017	Sept 30, 2016
	(in millions)
Severance and personnel costs	$32.0	$23.4
Professional service, real estate-related, and other expenses	6.7	190.2

Total	$38.7	$213.6

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Included in severance and personnel costs for the twelve months ended September 30, 2017 and 2016 was $9.8 million and $21.8 million of severance expenses, respectively, of which $6.9 million and $19.3 million was paid as of September 30, 2017 and 2016, respectively. All acquisition and integration expenses are classified within Corporate, as presented in Note 19.

        In addition to URS, the Company completed two, one and one business acquisitions during the years ended September 30, 2017, 2016 and 2015, respectively. These other business acquisitions did not meet the quantitative thresholds to require separate disclosures based on the Company's consolidated assets, investments and net income.

        Business acquisitions during the year ended September 30, 2017 included Shimmick Construction Company, Inc. (Shimmick), a leading heavy civil construction firm in California and the Western U.S. for consideration of $165.5 million.

        Excluding URS, the aggregate value of all consideration for acquisitions consummated during the years ended September 30, 2017, 2016 and 2015 were $166.6 million, $5.5 million and $27.3 million, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition dates, from acquisitions consummated during the fiscal year presented:

Fiscal Year Ended Sept 30, 2017
(in millions)
Cash acquired	$28.0
Other current assets	118.3
Identifiable intangible assets:
Customer relationships, contracts and backlog	24.5
Trademark / tradename	1.8

Total intangible assets	$26.3

Goodwill	127.1
Other non-current assets	29.5
Current liabilities	(123.1)
Non-current liabilities	(29.3)
Noncontrolling interest	(10.2)

Net assets acquired	$166.6

        Consideration for acquisitions above includes the following:

Fiscal Year Ended Sept 30, 2017
(in millions)
Cash paid	$130.0
Equity issued	36.6

Total consideration	$166.6

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

        At the time of acquisition, the Company preliminarily estimates the amount of the identifiable intangible assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition. The initial accounting for the Shimmick acquisition is not complete as of September 30, 2017. Post-acquisition adjustments primarily relate to project related liabilities.

        Loss on disposal activities of $42.6 million in the accompanying statements of operations for the twelve months ended September 30, 2016 included losses on the disposition of non-core energy related businesses, equipment and other assets acquired with URS and reported within the Construction Services segment. Net assets related to the loss on disposal activities were $112.8 million at the date of disposal. Income from operations included losses incurred by non-core businesses of $9.4 million and $36.9 million during the twelve months ended September 30, 2017 and 2016, respectively.

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2017 and 2016 were as follows:

	Fiscal Year 2017
	September 30, 2016	Acquisitions	Disposed	Foreign Exchange Impact	September 30, 2017
	(in millions)
Design and Consulting Services	$3,198.2	$3.8	$(1.8)	$18.7	$3,218.9
Construction Services	915.2	123.3	—	11.4	1,049.9
Management Services	1,710.4	—	—	13.7	1,724.1

Total	$5,823.8	$127.1	$(1.8)	$43.8	$5,992.9

	Fiscal Year 2016
	September 30, 2015	Post- Acquisition Adjustments	Disposed	Foreign Exchange Impact	September 30, 2016
	(in millions)
Design and Consulting Services	$3,163.3	$26.7	$—	$8.2	$3,198.2
Construction Services	918.5	8.7	(11.3)	(0.7)	915.2
Management Services	1,738.9	4.0	—	(32.5)	1,710.4

Total	$5,820.7	$39.4	$(11.3)	$(25.0)	$5,823.8

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2017 and 2016, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2017			September 30, 2016
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog and customer relationships	$1,283.6	$(870.2)	$413.4	$1,247.1	$(767.7)	$479.4	1 - 11
Trademark / tradename	18.3	(16.6)	1.7	16.4	(16.4)	—	0.3 - 2

Total	$1,301.9	$(886.8)	$415.1	$1,263.5	$(784.1)	$479.4

        Amortization expense of acquired intangible assets included within cost of revenue was $102.7 million, $202.4 million, and $391.0 million for the years ended September 30, 2017, 2016 and 2015, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2018	$91.7
2019	84.5
2020	70.5
2021	59.5
2022	46.3
Thereafter	62.6

Total	$415.1

4. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
	(in millions)
Billed	$2,317.8	$2,267.6
Unbilled	2,293.5	1,890.2
Contract retentions	568.6	434.1

Total accounts receivable—gross	5,179.9	4,591.9
Allowance for doubtful accounts	(52.2)	(60.4)

Total accounts receivable—net	$5,127.7	$4,531.5

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30,

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accounts Receivable—Net (Continued)

2017 and 2016 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2017 and 2016.

        The Company sold trade receivables to financial institutions, of which $325.2 million and $356.3 million were outstanding as of September 30, 2017 and 2016, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company's ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	Useful Lives (years)
	(in millions)
Building and land	$63.6	$57.9	10 - 45
Leasehold improvements	404.6	381.4	1 - 20
Computer systems and equipment	694.6	652.0	3 - 12
Furniture and fixtures	135.9	129.7	3 - 10

Total	1,298.7	1,221.0
Accumulated depreciation and amortization	(677.3)	(576.0)

Property and equipment, net	$621.4	$645.0

        Depreciation expense for the fiscal years ended September 30, 2017, 2016 and 2015 were $157.1 million, $171.7 million, and $191.3 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

6. Joint Ventures and Variable Interest Entities

        The Company's joint ventures provide architecture, engineering, program management, construction management, operations and maintenance services and invests in real estate, public-private partnership (P3) and infrastructure projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Joint Ventures and Variable Interest Entities (Continued)

venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

        The Company follows guidance on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint venture's economic performance, including powers granted to the joint venture's program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Joint Ventures and Variable Interest Entities (Continued)

        Summary of financial information of the consolidated joint ventures is as follows:

	September 30, 2017	September 30, 2016
	(in millions)
Current assets	$832.1	$684.1
Non-current assets	188.8	230.8

Total assets	$1,020.9	$914.9

Current liabilities	$524.9	$407.4
Non-current liabilities	12.4	12.4

Total liabilities	537.3	419.8
Total AECOM equity	274.7	318.0
Noncontrolling interests	208.9	177.1

Total owners' equity	483.6	495.1

Total liabilities and owners' equity	$1,020.9	$914.9

        Total revenue of the consolidated joint ventures was $1,933.5 million, $1,935.2 million, and $2,368.0 million for the years ended September 30, 2017, 2016 and 2015, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

        Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30, 2017	September 30, 2016
	(in millions)
Current assets	$1,912.2	$1,407.0
Non-current assets	749.8	499.4

Total assets	$2,662.0	$1,906.4

Current liabilities	$1,570.2	$977.3
Non-current liabilities	185.1	146.2

Total liabilities	1,755.3	1,123.5
Joint ventures' equity	906.7	782.9

Total liabilities and joint ventures' equity	$2,662.0	$1,906.4

AECOM's investment in joint ventures	$364.2	$330.5

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Joint Ventures and Variable Interest Entities (Continued)

	Twelve Months Ended
	September 30, 2017	September 30, 2016
	(in millions)
Revenue	$5,561.8	$4,871.8
Cost of revenue	5,305.5	4,618.3

Gross profit	$256.3	$253.5

Net income	$244.8	$233.9

        Summary of AECOM's equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
	(in millions)
Pass through joint ventures	$36.6	$21.9	$26.2
Other joint ventures	105.0	82.1	80.0

Total	$141.6	$104.0	$106.2

        Included in equity of earnings above, the Company recorded a gain of $52 million from a sale of its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture that invested in a real estate development in New Jersey, in fiscal year ended September 30, 2017.

7. Pension Benefit Obligations

        In the U.S., the Company sponsors various qualified defined benefit pension plans. Benefits under these plans generally are based on the employee's years of creditable service and compensation; however, all U.S. defined benefit plans are closed to new participants and have frozen accruals. The Company adopted an amendment to freeze benefits under the URS Federal Services, Inc. Employees Retirement Plan during the three months ended December 31, 2015, which resulted in the curtailment gain listed below.

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

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$720.0	$1,406.2	$718.2	$1,239.2	$217.0	$676.6
Service cost	4.3	1.3	4.3	1.0	6.8	1.1
Participant contributions	0.1	0.4	0.1	0.5	0.4	0.5
Interest cost	19.2	28.3	22.0	39.2	28.2	47.1
Benefits and expenses paid	(37.9)	(48.3)	(37.4)	(41.9)	(33.9)	(41.0)
Actuarial (gain) loss	(22.7)	(98.6)	52.3	377.1	(41.0)	10.6
Plan settlements	—	—	(32.9)	(0.7)	(20.1)	(2.5)
Plan amendments	—	—	0.2	—	—	—
Plan curtailments	—	—	(6.8)	—	—	—
Net transfer in/(out)/acquisitions	—	—	—	—	560.8	618.6
Foreign currency translation loss (gain)	—	44.2	—	(208.2)	—	(71.8)

Benefit obligation at end of year	$683.0	$1,333.5	$720.0	$1,406.2	$718.2	$1,239.2

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$456.9	$973.2	$459.0	$925.8	$139.7	$532.6
Actual return on plan assets	39.0	9.6	49.6	215.9	(2.8)	49.9
Employer contributions	12.3	25.8	18.5	20.2	42.1	24.4
Participant contributions	0.1	0.4	0.1	0.5	0.4	0.5
Benefits and expenses paid	(37.9)	(48.3)	(37.4)	(41.9)	(33.9)	(41.0)
Plan settlements	—	—	(32.9)	(0.7)	(20.1)	(2.5)
Net transfer in/(out)/acquisitions	—	—	—	—	333.6	415.5
Foreign currency translation gain (loss)	—	32.4	—	(146.6)	—	(53.6)

Fair value of plan assets at end of year	$470.4	$993.1	$456.9	$973.2	$459.0	$925.8

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(212.6)	$(340.4)	$(263.1)	$(433.0)	$(259.2)	$(313.4)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(212.6)	$(340.4)	$(263.1)	$(433.0)	$(259.2)	$(313.4)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2017, 2016 and 2015:

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$2.3	$13.9	$2.0	$5.3	$1.6	$1.7
Accrued expenses and other current liabilities	(10.1)	—	(9.3)	—	(10.6)	—
Pension benefit obligations	(204.8)	(354.3)	(255.8)	(438.3)	(250.2)	(315.1)

Net amount recognized in the balance sheet	$(212.6)	$(340.4)	$(263.1)	$(433.0)	$(259.2)	$(313.4)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2017, 2016 and 2015:

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service (cost) credit	$(0.2)	$4.4	$(0.2)	$4.4	$—	$5.3
Net loss	(94.6)	(263.7)	(129.6)	(343.3)	(99.3)	(183.6)

Total recognized in accumulated other comprehensive loss	$(94.8)	$(259.3)	$(129.8)	$(338.9)	$(99.3)	$(178.3)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        The following table details the components of net periodic benefit cost for the Company's pension plans for fiscal years ended September 30, 2017, 2016 and 2015:

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$4.3	$1.3	$4.3	$1.0	$6.8	$1.1
Interest cost on projected benefit obligation	19.2	28.3	22.0	39.2	28.2	47.1
Expected return on plan assets	(31.0)	(41.5)	(30.8)	(48.0)	(29.4)	(49.4)
Amortization of prior service credits	—	(0.2)	—	(0.2)	—	(0.2)
Amortization of net loss	4.3	13.0	4.0	5.4	4.3	5.9
Curtailment gain recognized	—	—	(6.8)	—	—	—
Settlement (gain) loss recognized	—	—	(0.9)	0.1	0.6	0.7

Net periodic (benefit) cost	$(3.2)	$0.9	$(8.2)	$(2.5)	$10.5	$5.2

        The amount, net of applicable deferred income taxes, included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $27.6 million, $26.2 million, and $6.9 million in the years ended September 30, 2017, 2016 and 2015, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2017 that are expected to be recognized as components of net periodic benefit cost during fiscal 2018 are (in millions):

	U.S.	Int'l
Amortization of prior service credit	$—	$0.2
Amortization of net actuarial losses	(4.0)	(8.2)

Total	$(4.0)	$(8.0)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$658.4	$1,158.3	$694.8	$1,220.3	$692.5	$1,226.2
Accumulated benefit obligation	658.4	1,145.7	694.8	1,215.7	686.5	1,222.0
Fair value of plan assets	466.4	804.2	453.2	782.1	455.6	911.2

        Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $26.8 million to the international plans in fiscal 2018. The required minimum contributions for U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $12.7 million to U.S. plans in fiscal 2018.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2018	$43.0	$47.4
2019	40.4	47.8
2020	41.5	47.2
2021	41.6	50.3
2022	41.8	52.1
2023 - 2027	205.0	291.9

Total	$413.3	$536.7

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	3.64%	2.67%	3.41%	2.35%	4.10%	3.80%
Salary increase rate	N/A	2.76%	N/A	2.61%	3.81%	2.51%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	3.41%	2.35%	4.10%	3.80%	3.88%	3.92%
Salary increase rate	N/A	2.61%	N/A	2.65%	4.50%	2.65%
Expected long-term rate of return on plan assets	7.00%	5.10%	6.72%	5.74%	6.73%	6.00%

        Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2017 and pension plan asset allocation, both U.S. and international, as of September 30, 2017 and 2016:

			Percentage of Plan Assets as of September 30,
	Target Allocations		2017		2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category:
Equities	43%	28%	43%	27%	42%	28%
Debt	48	35	47	38	49	34
Cash	1	5	1	2	1	7
Property and other	8	32	9	33	8	31

Total	100%	100%	100%	100%	100%	100%

        The Company's domestic and foreign plans seek a competitive rate of return relative to an appropriate level of risk depending on the funded status and obligations of each plan and typically employ

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

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

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.00% and 5.10% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2017 for U.S. and non-U.S. plans, respectively.

        As of September 30, 2017, the fair values of the Company's pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2017
	Total Carrying Value as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$22.9	$13.1	$9.8	$—
Equity securities
Global equity securities	0.8	—	0.8	—
Domestic equity securities	7.1	6.2	0.9	—
Investment funds
Diversified funds	212.8	—	212.8	—
Equity funds	467.9	6.4	461.5	—
Fixed income funds	610.6	3.5	607.1	—
Hedge funds	110.1	—	69.9	40.2
Assets held by insurance company	31.3	—	31.3	—

Total	$1,463.5	$29.2	$1,394.1	$40.2

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        As of September 30, 2016, the fair values of the Company's post-retirement benefit plan assets by major asset categories are as follows:

		Fair Value Measurement as of September 30, 2016
	Total Carrying Value as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$70.6	$14.3	$56.3	$—
Equity securities
Global equity securities	49.4	—	49.4	—
Domestic equity securities	57.1	—	57.1	—
Investment funds
Diversified funds	223.1	—	223.1	—
Equity funds	362.0	5.1	356.9	—
Fixed income funds	548.5	3.7	544.8	—
Hedge funds	62.5	—	48.4	14.1
Assets held by insurance company	32.3	—	32.3	—
Other	24.6	—	24.6	—

Total	$1,430.1	$23.1	$1,392.9	$14.1

        Changes for the year ended September 30, 2017, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2016 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2017 Ending balance
	(in millions)
Investment funds
Hedge funds	$14.1	$(0.2)	$—	$—	$26.3	$—	$40.2

        Changes for the year ended September 30, 2016, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2015 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2016 Ending balance
	(in millions)
Investment funds
Hedge funds	$13.6	$0.5	$—	$—	$—	$—	$14.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

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

        Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2017, there were no material changes to the valuation techniques.

Multiemployer Pension Plans

        The Company participates in over 200 construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. The Company's aggregate contributions to these multiemployer plans were $48.8 million and $49.5 million for the years ended September 30, 2017 and 2016, respectively. At September 30, 2017 and 2016, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt

        Debt consisted of the following:

	September 30, 2017	September 30, 2016
	(in millions)
2014 Credit Agreement	$908.7	$1,954.9
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	—
URS Senior Notes	247.7	427.7
Other debt	140.0	142.7

Total debt	3,896.4	4,125.3
Less: Current portion of debt and short-term borrowings	(142.0)	(366.3)
Less: Unamortized debt issuance costs	(52.3)	(56.8)

Long-term debt	$3,702.1	$3,702.2

        The following table presents, in millions, scheduled maturities of the Company's debt as of September 30, 2017:

Fiscal Year
2018	$142.0
2019	154.4
2020	122.6
2021	603.7
2022	256.7
Thereafter	2,617.0

Total	$3,896.4

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

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

        On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under "Incremental Term Loans"; (2) revise the definition of "Working Capital" as used in "Excess Cash Flow"; (3) revise the definitions for "Consolidated EBITDA" and "Consolidated Funded Indebtedness" to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to the Company's ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

        Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company's Consolidated Leverage Ratio was 4.0 at September 30, 2017. The Company's Consolidated Interest Coverage Ratio was 4.7 at September 30, 2017. As of September 30, 2017, the Company was in compliance with the covenants of the Credit Agreement.

        At September 30, 2017 and 2016, outstanding standby letters of credit totaled $58.1 million and $92.3 million, respectively, under the Company's revolving credit facilities. As of September 30, 2017 and 2016, the Company had $991.9 million and $888.4 million, respectively, available under its revolving credit facility.

  2014 Senior Notes

        On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

        As of September 30, 2017, the estimated fair value of its 2014 Senior Notes was approximately $836.0 million for the 2022 Notes and $884.0 million for the 2024 Notes. The fair value of the 2014 Senior

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

Notes as of September 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

        On November 2, 2015, the Company completed an exchange offer to exchange the unregistered 2014 Senior Notes for registered notes, as well as all related guarantees.

        The Company was in compliance with the covenants relating to the 2014 Senior Notes as of September 30, 2017.

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

        As of September 30, 2017, the estimated fair value of the Company's 2017 Senior Notes was approximately $1,031.3 million. The fair value of the Company's 2017 Senior Notes as of September 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

        At any time and from time to time prior to December 15, 2026, the Company may redeem all or part of the 2017 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a "make whole" premium as of the redemption date, and accrued and unpaid interest to the redemption date.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

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

        The Company and the Guarantors filed a registration statement on Form S-4 with the SEC on May 11, 2017 that was declared effective by the SEC on May 25, 2017 to exchange the unregistered 2017 Senior Notes for registered notes and guarantees having terms substantially identical in all material respects. On June 30, 2017, the Company completed its exchange offer by exchanging $999,074,000 aggregate principal amount of the unregistered 2017 Senior Notes with registered notes, as well as all related guarantees. $926,000 aggregate principal amount of the unregistered 2017 Senior Notes remained outstanding as of September 30, 2017.

        The Company was in compliance with the covenants relating to its 2017 Senior Notes as of September 30, 2017.

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

        As of September 30, 2017, the estimated fair value of the 2022 URS Senior Notes was approximately $259.7 million. The carrying value of the 2022 URS Senior Notes on the Company's Consolidated Balance Sheets as of September 30, 2017 was $247.7 million. The fair value of the 2022 URS Senior Notes as of September 30, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

        As of September 30, 2017, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

  Other Debt

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At September 30, 2017 and 2016, these outstanding standby letters of credit totaled $445.7 million and $382.2 million, respectively. As of September 30, 2017, the Company had $502.3 million available under these unsecured credit facilities.

  Effective Interest Rate

        The Company's average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2017, 2016 and 2015 was 4.6%, 4.4% and 4.2%, respectively.

        Interest expense in the consolidated statements of operations for the years ended September 30, 2017 and 2016 included amortization of deferred debt issuance costs of $17.5 million and $30.9 million, respectively.

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

September 30, 2017
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2016
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

        The notional principal of outstanding foreign currency contracts to purchase Australian dollars (AUD) was AUD 15.1 million (or $11.3 million) at September 30, 2017. The notional principal of outstanding foreign currency contracts to purchase Australian dollars with U.S. dollars was AUD 58.6 million (or $43.4 million) at September 30, 2016.

  Other Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2017, 2016 and 2015.

  Fair Value Measurements

        The Company's non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at September 30, 2017 or 2016.

        See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2017, 2016 and 2015. Amounts recognized in accumulated other comprehensive loss from the Company's foreign currency options were immaterial for all years presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all years presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company's interest rate swap agreements.

        During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of September 30, 2017 and 2016 was $13 million and $39 million, respectively, which decreased due to payments of approximately $21 million, and a change in estimated fair value during the year ended September 30, 2017. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Financial Instruments and Fair Value Measurements (Continued)

net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Year Ending September 30,
2018	$259.1
2019	214.8
2020	174.2
2021	139.7
2022	114.9
Thereafter	460.1

Total	$1,362.8

        Rent expense for leases for the years ended September 30, 2017, 2016 and 2015 was approximately $265.9 million, $383.7 million, and $395.9 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

12. Stockholders' Equity

        Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Payments

        Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company's insider trading policy. Compensation expense relating to these employer contributions to purchase AECOM stock under defined contribution plans for fiscal years ended September 30, 2017, 2016 and 2015 was $32.9 million, $26.8 million, and $13.3 million, respectively.

        Stock Incentive Plans—Under the 2016 Stock Incentive Plan, the Company has up to 13.6 million securities remaining available for future issuance as of September 30, 2017. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant.

        During the three years in the period ended September 30, 2017, option activity was as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Balance, September 30, 2014	1.6	27.69
Granted	—	—
Exercised	(0.3)	24.98
Cancelled	—	—

Balance, September 30, 2015	1.3	28.26

Granted	—	—
Exercised	(0.4)	23.96
Cancelled	—	—

Balance, September 30, 2016	0.9	30.36

Granted	—	—
Exercised	(0.2)	26.42
Cancelled	—	—

Balance, September 30, 2017	0.7	31.11

Exercisable as of September 30, 2015	0.7	25.04

Exercisable as of September 30, 2016	0.3	26.99

Exercisable as of September 30, 2017	0.1	27.79

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Payments (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2017:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2017 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2017 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$27.54 - $28.44	0.1	0.27	$27.79	$0.9	0.1	0.27	$27.79
$31.62	0.6	6.43	31.62	3.3	—	—	—

	0.7	5.61	31.11	$4.2	0.1	0.27	27.79

        The remaining contractual life of options outstanding at September 30, 2017 range from 0.19 to 6.43 years and have a weighted average remaining contractual life of 5.61 years. The aggregate intrinsic value of stock options exercised during the years ended September 30, 2017, 2016 and 2015 was $1.2 million, $0.6 million, and $2.1 million, respectively.

        The fair value of the Company's employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. No stock options were granted during the years ended September 30, 2017 and 2016.

        The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day's closing market price of the Company's common stock. The weighted average grant date fair value of PEP awards was $38.15, $29.91, and $32.32 during the years ended September 30, 2017, 2016 and 2015, respectively. The weighted average grant date fair value of restricted stock unit awards was $37.96, $29.82, and $31.05 during the years ended September 30, 2017, 2016 and 2015, respectively. Included in the restricted stock unit grants during the twelve months ended September 30, 2015 were 2.6 million restricted stock units with a grant date fair value of $30.04 per share that were converted from unvested URS service based restricted stock awards assumed by the Company in connection with the acquisition of URS. Total compensation expense related to these share-based payments including stock options was $83.8 million, $73.4 million, and $112.2 million during the years ended September 30, 2017, 2016 and 2015, respectively. Included in total compensation expense during the twelve months ended September 30, 2015 was $43.9 million related to the settlement of accelerated URS equity awards with $17.6 million of Company stock and $26.3 million in cash which was classified as acquisition and integration expense. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2017 and 2016 was $96.8 million and $91.8 million, respectively, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes

        Income before income taxes included income (loss) from domestic operations of $322.2 million, $51.6 million, and $(214.6) million for fiscal years ended September 30, 2017, 2016 and 2015 and income from foreign operations of $107.0 million, $74.0 million, and $63.1 million for fiscal years ended September 30, 2017, 2016 and 2015.

        Income tax (benefit) expense was comprised of:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
	(in millions)
Current:
Federal	$10.3	$33.7	$(67.1)
State	17.9	12.4	2.6
Foreign	29.3	26.1	37.2

Total current income tax expense (benefit)	57.5	72.2	(27.3)

Deferred:
Federal	(8.3)	(63.4)	(44.2)
State	10.4	(5.4)	1.2
Foreign	(51.9)	(41.3)	(10.0)

Total deferred income tax (benefit) expense	(49.8)	(110.1)	(53.0)

Total income tax expense (benefit)	$7.7	$(37.9)	$(80.3)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The major elements contributing to the difference between the U.S. federal statutory rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$150.3	35.0%	$43.9	35.0%	$(53.0)	35.0%
State income tax, net of federal benefit	24.3	5.7	5.6	4.5	(2.3)	1.5
Income tax credits and incentives	(56.8)	(13.2)	(24.6)	(19.6)	(21.2)	14.0
Valuation allowance	(51.2)	(11.9)	(54.8)	(43.6)	30.0	(19.8)
Exclusion of tax on non-controlling interests	(28.2)	(6.6)	(24.7)	(19.7)	(29.3)	19.3
Foreign tax rate differential	(19.2)	(4.5)	(19.7)	(15.7)	(24.8)	16.4
Tax exempt income	(17.9)	(4.2)	(17.6)	(14.0)	(13.2)	8.7
Foreign residual income	(9.2)	(2.1)	17.8	14.2	20.1	(13.3)
Change in uncertain tax positions	9.5	2.2	(5.0)	(4.0)	6.6	(4.3)
Nondeductible costs	5.8	1.4	6.1	4.8	2.8	(1.8)
Other items, net	0.3	—	0.5	0.3	1.2	(0.9)
Change in tax rates	—	—	34.6	27.6	—	—
Nondeductible transaction costs	—	—	—	—	2.8	(1.8)

Total income tax expense	$7.7	1.8%	$(37.9)	(30.2)%	$(80.3)	53.0%

        During the years ended September 30, 2016 and 2015, the Company recognized a $10.1 million and $19.4 million tax benefit related to U.S. tax incentives and credits that previously expired on December 31, 2014 and 2013, respectively, and were subsequently extended due to a change in tax law.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$144.2	$150.5
Net operating loss carryforwards	338.2	378.0
Self insurance reserves	23.8	24.7
Research and experimentation and other tax credits	167.5	125.3
Pension liability	142.1	180.9
Accrued liabilities	160.7	221.0
Other	25.0	4.3

Total deferred tax assets	1,001.5	1,084.7

Deferred tax liabilities:
Unearned revenue	(190.8)	(212.6)
Depreciation and amortization	(158.6)	(113.0)
Acquired intangible assets	(121.7)	(155.5)
Investment in subsidiaries	(241.2)	(261.4)

Total deferred tax liabilities	(712.3)	(742.5)

Valuation allowance	(138.4)	(183.8)

Net deferred tax assets	$150.8	$158.4

        As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of September 30, 2016, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. During the first quarter of 2017, the Company adopted a new accounting standard that amended certain aspects of the accounting for employee share-based payments and as a result recorded an adjustment of $3.8 million to equity to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital.

        As of September 30, 2017, the Company has available unused federal, state and foreign net operating loss (NOL) carryforwards of $368.8 million, $899.6 million and $843.8 million, respectively, which expire at various dates over the next several years; some foreign NOL carryforwards never expire. In addition, as of September 30, 2017, the Company has unused federal and state research and development credits of $83.5 million and $21.8 million, respectively, foreign tax credits of $74.8 million, and California Enterprise Zone Tax Credits of $6.6 million which expire at various dates over the next several years.

        As of September 30, 2017 and 2016, gross deferred tax assets were $1,001.5 million and $1,084.7 million, respectively. The Company has recorded a valuation allowance of $138.4 million and $183.8 million at September 30, 2017 and 2016, respectively, primarily related to state and foreign net operating loss carryforwards and credits and deferred tax assets related to certain pension obligations (primarily in the United Kingdom and Canada). The Company has performed an assessment of positive

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $863.1 million will be realized and, as such, no additional valuation allowance has been provided. The net decrease in the valuation allowance of $45.3 million is primarily attributable to the release of $59.9 million of valuation allowances for the United Kingdom and the utilization of $4.1 million of foreign net operating loss carryforwards in the current year, partially offset by increases in valuation allowances for unbenefitable losses.

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

        Valuation allowances in the amount of $59.9 million in the United Kingdom were released due to sufficient positive evidence obtained during the second quarter of 2017. The Company evaluated the new positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. This positive evidence includes an improvement in earnings, the use of net operating losses on a taxable basis, and better management of pension liabilities due to positive effects of pension asset management and stabilization of interest rates.

        Valuation allowances in the amount of $23.3 million in the United Kingdom were released due to sufficient positive evidence obtained during the third quarter of 2016. The Company evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence included reaching a position of cumulative income over a three-year period and the use of net operating losses on a taxable basis. In addition, the Company's United Kingdom affiliate has strong projected earnings in the United Kingdom.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

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

        Certain operations in Canada continue to forecast losses and the valuation allowances could be reduced if the earnings trends reverse. In the United States, the valued deferred tax assets have a restricted life or use under relevant tax law and, therefore, it is unlikely that the valuation allowance related to these assets will reverse. In addition, the Company is continually investigating tax planning strategies that, if prudent and feasible, may be implemented to realize a deferred tax asset that would otherwise expire unutilized. The identification and internal/external approval (as relevant) of such a prudent and feasible tax planning strategy could cause a reduction in the valuation allowance.

        In the fourth quarter of 2017, the Company executed international restructuring transactions that resulted in a distribution of current year earnings and profits and the associated foreign tax credits. The distribution resulted in the recognition of a benefit of $25.2 million related to excess foreign tax credits expected to be realized in the foreseeable future. These current year earnings had previously been forecasted to qualify for the indefinite reinvestment criterion. The Company's change in assertion for these investments is a one-time event and does not impact the Company's past or future assertions regarding intent and ability to reinvest indefinitely.

        In the third quarter of 2017, the Company recapitalized one of its European subsidiaries which resulted in the Company indefinitely reinvesting a portion of its non-U.S. undistributed earnings that U.S. tax had previously been provided for and released the associated $21.2 million deferred tax liability. These non-U.S. earnings are now intended to be reinvested indefinitely outside of the U.S. to meet the Company's current and future cash needs of its European operations.

        Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.7 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable. The Company's deferred tax liability related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely was $77.0 million and $113.2 million for the years ended September 30, 2017 and 2016, respectively.

        As of September 30, 2017 and 2016, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $109.5 million and $96.8 million, respectively. The gross unrecognized tax benefits as of September 30, 2017 and 2016 were $102.1 million and $87.9 million, respectively, excluding interest, penalties, and related tax benefit. Of the

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

$102.1 million, approximately $86.1 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
	(in millions)
Balance at the beginning of the year	$87.9	$95.2
Gross increase due to acquisitions	—	—
Gross increase in current period's tax positions	10.8	7.6
Gross increase in prior years' tax positions	5.3	5.2
Gross decrease in prior years' tax positions	—	(16.6)
Decrease due to settlement with tax authorities	(1.0)	(3.2)
Decrease due to lapse of statute of limitations	(1.1)	(1.8)
Gross change due to foreign exchange fluctuations	0.2	1.5

Balance at the end of the year	$102.1	$87.9

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2017, the accrued interest and penalties were $15.1 million and $4.1 million, respectively, excluding any related income tax benefits. At September 30, 2016, the accrued interest and penalties were $12.5 million and $2.6 million, respectively, excluding any related income tax benefits.

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

15. Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings Per Share (Continued)

the periods presented, equity awards excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the year ended September 30, 2015 excludes 1.7 million of potential common shares due to their antidilutive effect.

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
	(in millions)
Denominator for basic earnings per share	155.7	154.8	149.6
Potential common shares	3.4	1.3	—

Denominator for diluted earnings per share	159.1	156.1	149.6

16. Other Financial Information

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016
	(in millions)
Accrued salaries and benefits	$1,018.5	$964.9
Accrued contract costs	911.9	1,009.8
Other accrued expenses	315.1	410.1

	$2,245.5	$2,384.8

        Accrued contract costs above include balances related to professional liability accruals of $547.9 million and $611.0 million as of September 30, 2017 and 2016, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2017 and 2016. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the twelve months ended September 30, 2017.

        During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at September 30, 2017. The entitlement resulted from pension costs that are reimbursable through certain government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company's expectation.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Reclassifications out of Accumulated Other Comprehensive Loss

        The accumulated balances and reporting period activities for the years ended September 30, 2017, 2016 and 2015 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2014	$(217.0)	$(137.8)	$(1.8)	$(356.6)
Other comprehensive income (loss) before reclassification	5.8	(282.3)	(13.3)	(289.8)
Amounts reclassified from accumulated other comprehensive loss	7.2	—	4.1	11.3

Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive income (loss) before reclassification	(171.5)	(63.6)	1.2	(233.9)
Amounts reclassified from accumulated other comprehensive loss	6.6	—	4.8	11.4

Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive income (loss) before reclassification	73.8	65.3	2.3	141.4
Amounts reclassified from accumulated other comprehensive loss	13.2	—	2.3	15.5

Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

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

        At September 30, 2017, the Company was contingently liable in the amount of approximately $503.8 million in issued standby letters of credit and $5.7 billion in issued surety bonds primarily to support project execution.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

$103 million, including additional fees on changed work scope. WGI Ohio has incurred and continues to incur additional project costs outside the scope of the contract as a result of differing site and ground conditions and intends to submit additional formal claims against the DOE.

        Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. WGI Ohio assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio's parent company, see Note 3, which measurement has been reevaluated to account for developments pertaining to this matter.

        WGI Ohio can provide no certainty that it will recover the claims submitted against the DOE in December 2014, any future claims or any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company's results of operations.

  SR-91

        One of our wholly-owned subsidiaries, URS Corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On March 9, 2017, URS Corporation filed a $8.9 million complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On April 17, 2017, the design build contractor filed a counterclaim in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation's performance of design services under the design agreement, seeking purported damages of $70 million. URS Corporation cannot provide assurances that it will be successful in the recovery of the amounts owed to it under the design agreement or in its defense against the amounts alleged under the counterclaim that URS Corporation believes are without merit and that it intends to vigorously defend against. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves unique regulatory issues; there is substantial uncertainty regarding any alleged damages; and the matter is at a preliminary stage of litigation.

  New York Department of Environmental Conservation

        The following matter is disclosed pursuant to Regulation S-K, Item 103, Instruction 5.C pertaining to a government authority environmental claim exceeding $100,000 against an AECOM affiliate. In September 2017, AECOM USA, Inc., one of our wholly-owned subsidiaries, was advised by the New York State Department of Environmental Conservation ("DEC") of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law ("ECL") associated with AECOM USA, Inc.'s oversight of a water restoration project for Schoharie County which could result in substantial fines if calculated under the ECL's maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend these matters vigorously; however, AECOM USA, Inc., cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

oversight and involvement of various local, state and federal government agencies; substantial uncertainty regarding any alleged damages; and the preliminary stage of the government's claims.

19. Reportable Segments and Geographic Information

        The Company's operations are organized into four reportable segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). During the third quarter of fiscal 2017, operating activities of ACAP achieved a level of significance sufficient to warrant disclosure as a separate reportable segment. Prior to the third quarter of fiscal 2017, ACAP's operating results were included in the corporate segment, and comparable periods were reclassified to reflect the change. The Company's DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company's CS reportable segment provides construction services primarily in the Americas. The Company's MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government. The Company's ACAP segment invests in real estate, public-private partnership (P3) and infrastructure projects. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

        During the first quarter of fiscal year 2017, an operation and maintenance related entity previously reported within the CS segment was realigned within the MS segment to reflect present management oversight. Accordingly, approximately $130 million and $137 million of revenue and $124 million and $130 million of cost of revenue for the years ended September 30, 2016 and 2015, respectively, were reclassified to conform to the current period presentation.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

        The following tables set forth summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Fiscal Year Ended September 30, 2017:
Revenue	$7,566.8	$7,295.6	$3,341.0	$—	$—	$18,203.4
Gross profit	394.8	92.9	196.0	—	—	683.7
Equity in earnings of joint ventures	16.4	22.4	45.1	57.7	—	141.6
General and administrative expenses	—	—	—	(8.7)	(124.7)	(133.4)
Acquisition and integration expenses	—	—	—	—	(38.7)	(38.7)
Gain on disposal activities	0.6	—	—	—	—	0.6
Operating income	411.8	115.3	241.1	49.0	(163.4)	653.8
Segment assets	6,992.6	4,114.5	2,704.6	199.1	386.2	14,397.0
Gross profit as a % of revenue	5.2%	1.3%	5.9%			3.8%
Fiscal Year Ended September 30, 2016:
Revenue	$7,655.8	$6,371.1	$3,383.9	$—	$—	$17,410.8
Gross profit	382.5	25.4	234.9	—	—	642.8
Equity in earnings of joint ventures	8.9	18.2	76.9	—	—	104.0
General and administrative expenses	—	—	—	(6.0)	(109.1)	(115.1)
Acquisition and integration expenses	—	—	—	—	(213.6)	(213.6)
Loss on disposal activities	—	(42.6)	—	—	—	(42.6)
Operating income	391.4	1.0	311.8	(6.0)	(322.7)	375.5
Segment assets	6,655.7	3,556.2	2,692.7	179.1	586.2	13,669.9
Gross profit as a % of revenue	5.0%	0.4%	6.9%			3.7%
Fiscal Year Ended September 30, 2015:
Revenue	$7,962.9	$6,539.3	$3,487.7	$—	$—	$17,989.9
Gross profit	299.3	35.9	200.0	—	—	535.2
Equity in earnings of joint ventures	6.6	23.0	76.6	—	—	106.2
General and administrative expenses	—	—	—	(4.3)	(109.7)	(114.0)
Acquisition and integration expenses	—	—	—	—	(398.4)	(398.4)
Operating income	305.9	58.9	276.6	(4.3)	(508.1)	129.0
Segment assets	7,118.2	3,382.4	2,903.9	111.7	498.1	14,014.3
Gross profit as a % of revenue	3.8%	0.5%	5.7%			3.0%

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2017		September 30, 2016		September 30, 2015
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$13,042.6	4,779.0	$12,567.0	4,763.9	$12,599.6	4,852.5
Asia Pacific	1,352.7	382.9	1,278.3	394.0	1,385.3	426.4
Canada	1,159.9	600.4	866.5	615.7	1,308.3	641.0
Europe	1,869.9	1,362.8	1,904.2	1,368.4	1,796.9	1,496.2
Other foreign countries	778.3	418.3	794.8	412.5	899.8	352.1

Total	$18,203.4	7,543.4	$17,410.8	7,554.5	$17,989.9	7,768.2

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20. Major Clients

        Other than the U.S. federal government, no single client accounted for 10% or more of the Company's revenue in any of the past five fiscal years. Approximately 22%, 23%, and 24% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2017, 2016 and 2015, respectively. One of these contracts accounted for approximately 3%, 3%, and 2% of the Company's revenue in the years ended September 30, 2017, 2016 and 2015, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$4,358.3	$4,427.2	$4,561.5	$4,856.4
Cost of revenue	4,188.3	4,258.8	4,386.3	4,686.3

Gross profit	170.0	168.4	175.2	170.1
Equity in earnings of joint ventures	21.4	21.8	66.5	31.9
General and administrative expenses	(32.6)	(29.9)	(34.0)	(36.9)
Acquisition and integration expenses	(15.4)	(20.0)	—	(3.3)
Gain on disposal activities	—	0.6	—	—

Income from operations	143.4	140.9	207.7	161.8
Other income	0.8	1.3	2.1	2.5
Interest expense	(53.6)	(61.8)	(61.6)	(54.3)

Income before income tax expense	90.6	80.4	148.2	110.0
Income tax expense (benefit)	24.8	(35.4)	12.1	6.2

Net income	65.8	115.8	136.1	103.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(18.6)	(13.4)	(34.8)	(15.3)

Net income attributable to AECOM	$47.2	$102.4	$101.3	$88.5

Net income attributable to AECOM per share:
Basic	$0.31	$0.66	$0.65	$0.56
Diluted	$0.30	$0.65	$0.64	$0.55
Weighted average common shares outstanding:
Basic	154.3	155.4	155.8	157.5
Diluted	158.0	158.7	158.8	161.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$4,297.7	$4,381.2	$4,408.8	$4,323.1
Cost of revenue	4,156.8	4,197.8	4,237.5	4,175.9

Gross profit	140.9	183.4	171.3	147.2
Equity in earnings of joint ventures	25.2	39.1	18.5	21.2
General and administrative expenses	(28.7)	(29.5)	(28.7)	(28.2)
Acquisition and integration expenses	(41.0)	(50.7)	(50.7)	(71.2)
Loss on disposal activities	(41.0)	(1.6)	—	—

Income from operations	55.4	140.7	110.4	69.0
Other income	3.0	0.8	1.5	2.9
Interest expense	(59.5)	(62.7)	(62.6)	(73.3)

(Loss) / income before income tax expense	(1.1)	78.8	49.3	(1.4)
Income tax (benefit) expense	(0.7)	12.2	(35.1)	(14.3)

Net (loss) / income	(0.4)	66.6	84.4	12.9
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(20.0)	(24.7)	(17.0)	(5.7)

Net (loss) / income attributable to AECOM	$(20.4)	$41.9	$67.4	$7.2

Net (loss) / income attributable to AECOM per share:
Basic	$(0.13)	$0.27	$0.44	$0.05
Diluted	$(0.13)	$0.27	$0.43	$0.05
Weighted average common shares outstanding:
Basic	153.6	154.3	154.9	156.3
Diluted	153.6	155.4	156.2	157.9

22. Condensed Consolidating Financial Information

        In connection with the registration of the Company's 2014 Senior Notes that were declared effective by the SEC on September 29, 2015, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities. Both the 2014 Senior Notes and the 2017 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of AECOM's directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
(in millions)
September 30, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$32.6	$251.6	$518.2	$—	$802.4
Accounts receivable—net	—	2,159.2	2,968.5	—	5,127.7
Intercompany receivable	723.6	90.9	181.4	(995.9)	—
Prepaid expenses and other current assets	67.5	338.4	290.8	—	696.7
Income taxes receivable	4.3	—	51.1	—	55.4

TOTAL CURRENT ASSETS	828.0	2,840.1	4,010.0	(995.9)	6,682.2
PROPERTY AND EQUIPMENT—NET	160.2	207.1	254.1	—	621.4
DEFERRED TAX ASSETS—NET	239.7	55.2	171.0	(294.6)	171.3
INVESTMENTS IN CONSOLIDATED JOINT VENTURES	6,606.2	2,865.0	—	(9,471.2)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	7.2	50.3	306.7	—	364.2
GOODWILL	—	3,318.6	2,674.3	—	5,992.9
INTANGIBLE ASSETS—NET	—	271.6	143.5	—	415.1
OTHER NON-CURRENT ASSETS	8.7	17.6	123.6	—	149.9

TOTAL ASSETS	$7,850.0	$9,625.5	$7,683.2	$(10,761.7)	$14,397.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.1	$—	$0.1	$—	$1.2
Accounts payable	33.8	1,023.7	1,192.4	—	2,249.9
Accrued expenses and other current liabilities	92.2	1,112.9	1,040.4	—	2,245.5
Accrued taxes payable	—	—	38.2	—	38.2
Intercompany payable	149.2	787.5	161.4	(1,098.1)	—
Billings in excess of costs on uncompleted contracts	3.4	313.1	586.3	—	902.8
Current portion of long-term debt	110.9	14.9	15.0	—	140.8

TOTAL CURRENT LIABILITIES	390.6	3,252.1	3,033.8	(1,098.1)	5,578.4
OTHER LONG-TERM LIABILITIES	102.3	285.7	493.3	—	881.3
DEFERRED TAX LIABILITY—NET	—	—	315.1	(294.6)	20.5
NOTE PAYABLE INTERCOMPANY—NON CURRENT	0.1	—	467.2	(467.3)	—
LONG-TERM DEBT	3,366.9	281.6	53.6	—	3,702.1

TOTAL LIABILITIES	3,859.9	3,819.4	4,363.0	(1,860.0)	10,182.3
TOTAL AECOM STOCKHOLDERS' EQUITY	3,990.1	5,806.1	3,101.6	(8,901.7)	3,996.1
Noncontrolling interests	—	—	218.6	—	218.6

TOTAL STOCKHOLDERS' EQUITY	3,990.1	5,806.1	3,320.2	(8,901.7)	4,214.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,850.0	$9,625.5	$7,683.2	$(10,761.7)	$14,397.0

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
(in millions)
September 30, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.8	$183.7	$506.6	$—	$692.1
Accounts receivable—net	—	2,034.0	2,497.5	—	4,531.5
Intercompany receivable	760.7	151.7	152.0	(1,064.4)	—
Prepaid expenses and other current assets	98.7	336.2	295.2	—	730.1
Income taxes receivable	28.7	—	18.4	—	47.1

TOTAL CURRENT ASSETS	889.9	2,705.6	3,469.7	(1,064.4)	6,000.8
PROPERTY AND EQUIPMENT—NET	169.3	236.5	239.2	—	645.0
DEFERRED TAX ASSETS—NET	265.2	—	129.8	(223.5)	171.5
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,031.7	2,681.5	—	(8,713.2)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	0.7	48.6	281.2	—	330.5
GOODWILL	—	3,286.6	2,537.2	—	5,823.8
INTANGIBLE ASSETS—NET	—	334.0	145.4	—	479.4
OTHER NON-CURRENT ASSETS	8.2	71.5	139.2	—	218.9

TOTAL ASSETS	$7,365.0	$9,364.3	$6,941.7	$(10,001.1)	$13,669.9

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.1	$7.3	$15.9	$—	$26.3
Accounts payable	45.8	907.0	958.1	—	1,910.9
Accrued expenses and other current liabilities	201.2	1,137.1	1,046.5	—	2,384.8
Accrued taxes payable	—	—	10.8	—	10.8
Intercompany payable	114.1	857.9	208.8	(1,180.8)	—
Billings in excess of costs on uncompleted contracts	—	237.5	394.4	—	631.9
Current portion of long-term debt	108.2	222.1	9.7	—	340.0

TOTAL CURRENT LIABILITIES	472.4	3,368.9	2,644.2	(1,180.8)	5,304.7
OTHER LONG-TERM LIABILITIES	115.7	349.3	632.4	—	1,097.4
DEFERRED TAX LIABILITY—NET	—	236.6	—	(223.5)	13.1
NOTE PAYABLE INTERCOMPANY—NON CURRENT	—	—	563.5	(563.5)	—
LONG-TERM DEBT	3,411.2	273.4	17.6	—	3,702.2

TOTAL LIABILITIES	3,999.3	4,228.2	3,857.7	(1,967.8)	10,117.4
TOTAL AECOM STOCKHOLDERS' EQUITY	3,365.7	5,136.1	2,898.4	(8,033.3)	3,366.9
Noncontrolling interests	—	—	185.6	—	185.6

TOTAL STOCKHOLDERS' EQUITY	3,365.7	5,136.1	3,084.0	(8,033.3)	3,552.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,365.0	$9,364.3	$6,941.7	$(10,001.1)	$13,669.9

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
(in millions)

	For the Fiscal Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$9,367.1	$8,905.0	$(68.7)	$18,203.4
Cost of revenue	—	9,000.3	8,588.1	(68.7)	17,519.7

Gross profit	—	366.8	316.9	—	683.7
Equity in earnings from subsidiaries	439.3	217.2	—	(656.5)	—
Equity in earnings of joint ventures	—	25.4	116.2	—	141.6
General and administrative expenses	(124.7)	—	(8.7)	—	(133.4)
Acquisition and integration expenses	(38.7)	—	—	—	(38.7)
Gain on disposal activities	—	—	0.6	—	0.6

Income from operations	275.9	609.4	425.0	(656.5)	653.8
Other income	2.2	31.7	9.3	(36.5)	6.7
Interest expense	(203.7)	(26.5)	(37.6)	36.5	(231.3)

Income before income tax (benefit) expense	74.4	614.6	396.7	(656.5)	429.2
Income tax (benefit) expense	(264.9)	175.8	65.1	31.7	7.7

Net income	339.3	438.8	331.6	(688.2)	421.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(82.1)	—	(82.1)

Net income attributable to AECOM	$339.3	$438.8	$249.5	$(688.2)	$339.4

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$9,227.5	$8,265.3	$(82.0)	$17,410.8
Cost of revenue	—	8,909.4	7,940.6	(82.0)	16,768.0

Gross profit	—	318.1	324.7	—	642.8
Equity in earnings from subsidiaries	437.4	243.6	—	(681.0)	—
Equity in earnings of joint ventures	—	27.3	76.7	—	104.0
General and administrative expenses	(114.0)	(1.1)	—	—	(115.1)
Acquisition and integration expenses	(213.6)	—	—	—	(213.6)
Loss on disposal activities	—	—	(42.6)	—	(42.6)

Income from operations	109.8	587.9	358.8	(681.0)	375.5
Other income	0.8	34.7	12.7	(40.0)	8.2
Interest expense	(231.7)	(23.6)	(42.8)	40.0	(258.1)

Income (loss) before income tax expense	(121.1)	599.0	328.7	(681.0)	125.6
Income tax (benefit) expense	(217.3)	114.3	27.8	37.3	(37.9)

Net income	96.2	484.7	300.9	(718.3)	163.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(67.4)	—	(67.4)

Net income attributable to AECOM	$96.2	$484.7	$233.5	$(718.3)	$96.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$8,749.5	$9,463.6	$(223.2)	$17,989.9
Cost of revenue	—	8,486.4	9,191.5	(223.2)	17,454.7

Gross profit	—	263.1	272.1	—	535.2
Equity in earnings from subsidiaries	321.3	198.9	—	(520.2)	—
Equity in earnings of joint ventures	—	20.0	86.2	—	106.2
General and administrative expenses	(112.2)	(1.8)	—	—	(114.0)
Acquisition and integration expenses	(346.9)	(51.5)	—	—	(398.4)

(Loss) income from operations	(137.8)	428.7	358.3	(520.2)	129.0
Other income	5.1	34.9	14.7	(35.6)	19.1
Interest expense	(275.4)	(20.4)	(39.4)	35.6	(299.6)

(Loss) income before income tax expense	(408.1)	443.2	333.6	(520.2)	(151.5)
Income tax (benefit) expense	(253.3)	66.7	61.0	45.3	(80.3)

Net (loss) income	(154.8)	376.5	272.6	(565.5)	(71.2)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(83.6)	—	(83.6)

Net (loss) income attributable to AECOM	$(154.8)	$376.5	$189.0	$(565.5)	$(154.8)

Consolidating Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$339.3	$438.8	$331.6	$(688.2)	$421.5
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4.9	—	(0.3)	—	4.6
Foreign currency translation adjustments	—	—	65.4	—	65.4
Pension adjustments, net of tax	7.1	13.8	66.1	—	87.0

Other comprehensive income, net of tax	12.0	13.8	131.2	—	157.0

Comprehensive income, net of tax	351.3	452.6	462.8	(688.2)	578.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(82.2)	—	(82.2)

Comprehensive income attributable to AECOM, net of tax	$351.3	$452.6	$380.6	$(688.2)	$496.3

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$96.2	$484.7	$300.9	$(718.3)	$163.5
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	2.6	—	3.4	—	6.0
Foreign currency translation adjustments	—	—	(65.3)	—	(65.3)
Pension adjustments, net of tax	(3.3)	(14.9)	(146.7)	—	(164.9)

Other comprehensive loss, net of tax	(0.7)	(14.9)	(208.6)	—	(224.2)

Comprehensive income (loss), net of tax	95.5	469.8	92.3	(718.3)	(60.7)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(65.7)	—	(65.7)

Comprehensive income (loss) attributable to AECOM, net of tax	$95.5	$469.8	$26.6	$(718.3)	$(126.4)

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(154.8)	$376.5	$272.6	$(565.5)	$(71.2)
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives, net of tax	(6.1)	—	(3.1)	—	(9.2)
Foreign currency translation adjustments	—	—	(285.6)	—	(285.6)
Pension adjustments, net of tax	1.8	6.4	4.8	—	13.0

Other comprehensive (loss) income, net of tax	(4.3)	6.4	(283.9)	—	(281.8)

Comprehensive (loss) income, net of tax	(159.1)	382.9	(11.3)	(565.5)	(353.0)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(80.3)	—	(80.3)

Comprehensive (loss) income attributable to AECOM, net of tax	$(159.1)	$382.9	$(91.6)	$(565.5)	$(433.3)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions)

	For the Fiscal Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(5.9)	$691.2	$11.4	$—	$696.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	—	(103.1)	—	(103.1)
Proceeds from disposal of business, net of cash disposed	—	—	2.2	—	2.2
Net investment in unconsolidated joint ventures	—	(2.6)	(21.7)	—	(24.3)
Net purchases of investments	—	—	0.9	—	0.9
Payments for capital expenditures, net of disposals	(21.7)	(29.3)	(27.4)	—	(78.4)
Net investment in intercompany notes	(4.6)	102.8	12.2	(110.4)	—
Other intercompany investing activities	139.0	(221.0)	—	82.0	—

Net cash provided by (used in) investing activities	112.7	(150.1)	(136.9)	(28.4)	(202.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,903.5	13.1	36.6	—	5,953.2
Repayments of borrowings under credit agreements	(6,956.3)	(51.1)	(64.2)	—	(7,071.6)
Issuance of unsecured senior notes	1,000.0	—	—	—	1,000.0
Redemption of unsecured senior notes	—	(179.2)	—	—	(179.2)
Cash paid for debt and equity issuance costs	(13.0)	—	—	—	(13.0)
Proceeds from issuance of common stock	30.1	—	—	—	30.1
Proceeds from exercise of stock options	4.9	—	—	—	4.9
Payments to repurchase common stock	(25.1)	—	—	—	(25.1)
Net distributions to noncontrolling interests	—	—	(59.0)	—	(59.0)
Other financing activities	(24.1)	(38.3)	35.6	—	(26.8)
Net borrowings (repayments) on intercompany notes	4.0	(16.3)	(98.1)	110.4	—
Other intercompany financing activities	—	(201.4)	283.4	(82.0)	—

Net cash (used in) provided by financing activities	(76.0)	(473.2)	134.3	28.4	(386.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.8	—	2.8
NET INCREASE IN CASH AND CASH EQUIVALENTS	30.8	67.9	11.6	—	110.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	183.7	506.6	—	692.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32.6	$251.6	$518.2	$—	$802.4

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(551.2)	$816.9	$498.7	$—	$764.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(3,564.2)	109.2	161.7	—	(3,293.3)
Proceeds from disposal of businesses and property	9.5	5.6	—	—	15.1
Net investment in unconsolidated joint ventures	—	(4.0)	(28.7)	—	(32.7)
Sales (purchases) of investments	37.3	—	(2.7)	—	34.6
Payments for capital expenditures, net of disposals	(51.9)	(15.8)	(1.7)	—	(69.4)
Receipts from intercompany notes receivable	95.6	128.6	—	(224.2)	—
Other intercompany investing activities	1,085.8	160.9	—	(1,246.7)	—

Net cash (used in) provided by investing activities	(2,387.9)	384.5	128.6	(1,470.9)	(3,345.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,464.6	29.9	87.2	—	6,581.7
Repayments of borrowings under credit agreements	(5,031.9)	(31.2)	(95.2)	—	(5,158.3)
Issuance of unsecured senior notes	1,600.0	—	—	—	1,600.0
Prepayment penalty on Unsecured Senior Notes	(55.6)	—	—	—	(55.6)
Cash paid for debt and equity issuance costs	(89.6)	—	—	—	(89.6)
Proceeds from issuance of common stock	25.6	—	—	—	25.6
Proceeds from exercise of stock options	11.1	—	—	—	11.1
Payments to repurchase common stock	(23.1)	—	—	—	(23.1)
Excess tax benefit from share-based payment	3.6	—	—	—	3.6
Net distributions to noncontrolling interests	—	—	(144.3)	—	(144.3)
Other financing activities	2.3	(4.1)	(29.5)	—	(31.3)
Intercompany notes repayments	—	—	(224.2)	224.2	—
Other intercompany financing activities	—	(1,119.3)	(127.4)	1,246.7	—

Net cash provided by (used in) financing activities	2,907.0	(1,124.7)	(533.4)	1,470.9	2,719.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(28.8)	—	(28.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32.1)	76.7	65.1	—	109.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33.4	85.8	455.0	—	574.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.3	$162.5	$520.1	$—	$683.9

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2017	$60.4	$13.1	$(20.7)	$(0.6)	$52.2
Fiscal Year 2016	$64.1	$16.4	$(20.5)	$0.4	$60.4
Fiscal Year 2015	$72.1	$26.9	$(31.2)	$(3.7)	$64.1

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2017. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2017 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Our management, including our CEO and CFO, confirm that there were no changes in our Company's internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2017 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2017 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2017 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2017 year end.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2017 year end.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2017 and 2016 and for each of the three years in the period ended September 30, 2017 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2017, 2016 and 2015.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/14
3.4	Certificate of Amendment to the Company's Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company's Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Amended and Restated Bylaws.	8-K	3.2	1/9/2015
3.7	Certificate of Designations for Class C Preferred Stock.	Form 10	3.2	1/29/2007
3.8	Certificate of Designations for Class E Preferred Stock.	Form 10	3.3	1/29/2007
3.9	Certificate of Designations for Class F Convertible Preferred Stock.	Form 10	3.4	1/29/2007
3.10	Certificate of Designations for Class G Convertible Preferred Stock.	Form 10	3.5	1/29/2007
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
4.2		Indenture, dated as of October 6, 2014, by and among AECOM Technology Corporation, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	10/8/2014
4.3		First Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Technology Corporation, the guarantors party thereto and U.S. Bank National Association.	10-K	4.10	11/17/2014
4.4		Second Supplemental Indenture, dated as of June 3, 2015, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	S-4	4.3	7/6/2015
4.5		Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association.	S-4	4.4	7/6/2015
4.6	†	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.7	†	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.02	3/20/2012
4.8	†	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.03	3/20/2012
4.9	†	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012
4.10	†	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.11		Fifth Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Global II, LLC, URS Fox U.S. LP and U.S. Bank National Association.	10-K	4.8	11/17/2014

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
4.12		Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.13		Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014
4.14		Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.15		Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.16		Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/16
4.17		Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
10.1	#	1992 Supplemental Executive Retirement Plan, restated as of November 20, 1997.	Form 10	10.12	1/29/2007

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.2	#	First Amendment, effective July 1, 1998, to the 1992 Supplemental Executive Retirement Plan.	Form 10	10.13	1/29/2007
10.3	#	Second Amendment, effective March 1, 2003, to the 1992 Supplemental Executive Retirement Plan.	Form 10	10.14	1/29/2007
10.4	#	Third Amendment, effective April 1, 2004, to the 1992 Supplemental Executive Retirement Plan.	Form 10	10.15	1/29/2007
10.5	#	1996 Supplemental Executive Retirement Plan, restated as of November 20, 1997.	Form 10	10.16	1/29/2007
10.6	#	First Amendment, effective July 1, 1998, to the 1996 Supplemental Executive Retirement Plan.	Form 10	10.17	1/29/2007
10.7	#	Second Amendment, effective April 1, 2004, to the 1996 Supplemental Executive Retirement Plan.	Form 10	10.18	1/29/2007
10.8	#	1998 Management Supplemental Executive Retirement Plan.	Form 10	10.20	1/29/2007
10.9	#	First Amendment, effective January 1, 2002, to the 1998 Management Supplemental Executive Retirement Plan.	Form 10	10.21	1/29/2007
10.10	#	Second Amendment, effective July 1, 1998, to the 1998 Management Supplemental Executive Retirement Plan.	Form 10	10.22	1/29/2007
10.11	#	Third Amendment, effective October 31, 2004, to the 1998 Management Supplemental Executive Retirement Plan.	Form 10	10.23	1/29/2007
10.12	#	AECOM Management Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.	10-K	10.12	11/16/2016
10.13	#	First Amendment, effective October 9, 2009, to the AECOM Management Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.	10-K	10.13	11/16/2016
10.14	#	Second Amendment, effective December 30, 2015, to the AECOM Management Supplemental Executive Retirement Plan.	10-Q	10.2	2/10/2016
10.15	#	1996 Excess Benefit Plan restated at November 20, 1997.	Form 10	10.24	1/29/2007
10.16	#	First Amendment, effective July 1, 1998, to the 1996 Excess Benefit Plan.	Form 10	10.25	1/29/2007

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.17	#	Second Amendment, effective March 1, 2003, to the 1996 Excess Benefit Plan.	Form 10	10.26	1/29/2007
10.18	#	Third Amendment, effective April 1, 2004, to the 1996 Excess Benefit Plan.	Form 10	10.27	1/29/2007
10.19	#	AECOM Technology Corporation Excess Benefit Plan, as amended and restated effective January 1, 2005.	10-K	10.19	11/16/16
10.20	#	First Amendment, effective October 9, 2009, to the AECOM Technology Corporation Excess Benefit Plan.	10-K	10.20	11/16/16
10.21	#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives—Schedule A.	10-Q	10.1	2/8/2017
10.22	#	Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman.	8-K	2.2	7/14/2010
10.23	#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015.	10-Q	10.2	2/11/2015
10.24	#	Employment Agreement between AECOM Technology Corporation and George L. Nash, Jr., effective as of January 1, 2015.	10-Q	10.1	2/11/2015
10.25	#	AECOM Technology Corporation Employee Stock Purchase Plan.	S-8	4.3	5/24/2010
10.26	#	Amended and Restated AECOM Technology Corporation Employee Stock Purchase Plan.	10-Q	10.1	5/11/16
10.27	#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.28	#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.29	#	Form of Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012
10.30	#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.31	#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.32	#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/16
10.33	#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/16
10.34	#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/16
10.35	#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/16
10.36	#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria.	8-K	10.1	12/15/16
10.37	#	URS Corporation 2008 Equity Incentive Plan.	S-8	4.4	10/17/2014
10.38	#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.39	#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.40	#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.41	#	Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke.	8-K	10.1	3/12/2014
10.42	#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.43	#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.44	#	Separation and Release Agreement, dated June 27, 2017.	8-K	10.1	6/28/2017
12.1		Computation of Consolidated Ratio of Earnings to Fixed Charges				X
21.1		Subsidiaries of AECOM.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
31.1		Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95		Mine Safety Disclosure.				X
101.INS		XBRL Instance Document				X
101.SCH		XBRL Taxonomy Extension Schema				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase				X
101.LAB		XBRL Taxonomy Extension Labels Linkbase				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase				X
101.DEF		XBRL Taxonomy Extension Definition Linkbase				X

#
Management contract or compensatory plan or arrangement.

*
Document has been furnished and not filed.

†
Indicates a material agreement previously filed by URS Corporation, a public company acquired by AECOM on October 17, 2014.

ITEM 16.    FORM 10-K SUMMARY

        None.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM
By:	/s/ W. TROY RUDD W. Troy Rudd Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 14, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL S. BURKE Michael S. Burke	Chairman and Chief Executive Officer (Principal Executive Officer)	November 14, 2017
/s/ W. TROY RUDD W. Troy Rudd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2017
/s/ GAURAV KAPOOR Gaurav Kapoor	Senior Vice President, Global Controller (Principal Accounting Officer)	November 14, 2017
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 14, 2017
/s/ SENATOR WILLIAM H. FRIST, M.D. Senator William H. Frist, M.D.	Director	November 14, 2017
/s/ LINDA GRIEGO Linda Griego	Director	November 14, 2017

Signature	Title	Date

/s/ DAVID W. JOOS David W. Joos	Director	November 14, 2017
/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 14, 2017
/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 14, 2017
/s/ DOUGLAS W. STOTLAR Douglas W. Stotlar	Director	November 14, 2017
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 14, 2017
/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 14, 2017