Form 10-Q
period 2017-12-29
AECOM
filed 2018-02-07
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-52423

AECOM

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1088522 (I.R.S. Employer Identification Number)

1999 Avenue of the Stars, Suite 2600
Los Angeles, California 90067

(Address of principal executive office and zip code)

(213) 593-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 31, 2018, 159,169,121 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$616,127	$665,871
Cash in consolidated joint ventures	197,039	136,491
Total cash and cash equivalents	813,166	802,362
Accounts receivable—net	5,313,672	5,127,743
Prepaid expenses and other current assets	676,951	696,718
Income taxes receivable	38,251	55,399
TOTAL CURRENT ASSETS	6,842,040	6,682,222
PROPERTY AND EQUIPMENT—NET	631,601	621,357
DEFERRED TAX ASSETS—NET	216,742	171,331
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	370,294	364,223
GOODWILL	5,997,000	5,992,881
INTANGIBLE ASSETS—NET	411,759	415,096
OTHER NON-CURRENT ASSETS	153,515	149,846
TOTAL ASSETS	$14,622,951	$14,396,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,361	$1,221
Accounts payable	2,426,469	2,249,872
Accrued expenses and other current liabilities	2,072,155	2,245,519
Income taxes payable	18,244	38,176
Billings in excess of costs on uncompleted contracts	995,914	902,812
Current portion of long-term debt	160,914	140,779
TOTAL CURRENT LIABILITIES	5,676,057	5,578,379
OTHER LONG-TERM LIABILITIES	296,578	322,199
DEFERRED TAX LIABILITY—NET	32,327	20,515
PENSION BENEFIT OBLIGATIONS	548,307	559,068
LONG-TERM DEBT	3,738,901	3,702,109
TOTAL LIABILITIES	10,292,170	10,182,270

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2017; issued and outstanding 159,132,336 and 157,529,419 shares as of December 31 and September 30, 2017, respectively	1,591	1,575
Additional paid-in capital	3,734,008	3,733,572
Accumulated other comprehensive loss	(704,184)	(700,661)
Retained earnings	1,072,954	961,640
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,104,369	3,996,126
Noncontrolling interests	226,412	218,560
TOTAL STOCKHOLDERS’ EQUITY	4,330,781	4,214,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,622,951	$14,396,956

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2017	December 31, 2016

Revenue	$4,910,832	$4,358,349

Cost of revenue	4,774,680	4,188,376
Gross profit	136,152	169,973

Equity in earnings of joint ventures	29,720	21,471
General and administrative expenses	(34,670)	(32,639)
Acquisition and integration expenses	—	(15,412)
Income from operations	131,202	143,393

Other income	2,283	860
Interest expense	(56,165)	(53,637)
Income before income tax (benefit) expense	77,320	90,616

Income tax (benefit) expense	(47,093)	24,838
Net income	124,413	65,778
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(13,099)	(18,599)
Net income attributable to AECOM	$111,314	$47,179

Net income attributable to AECOM per share:
Basic	$0.70	$0.31
Diluted	$0.69	$0.30

Weighted average shares outstanding:
Basic	157,909	154,255
Diluted	161,847	157,993

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended
	December 31, 2017	December 31, 2016

Net income	$124,413	$65,778

Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	785	1,367
Foreign currency translation adjustments	(5,983)	(73,924)
Pension adjustments, net of tax	2,468	16,973
Other comprehensive loss, net of tax	(2,730)	(55,584)
Comprehensive income, net of tax	121,683	10,194
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(13,892)	(18,291)
Comprehensive income (loss) attributable to AECOM, net of tax	$107,791	$(8,097)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,413	$65,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,835	66,916
Equity in earnings of unconsolidated joint ventures	(29,720)	(21,471)
Distribution of earnings from unconsolidated joint ventures	39,480	24,370
Non-cash stock compensation	16,540	21,337
Foreign currency translation	(16,018)	(15,387)
Other	(1,800)	(3,077)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(186,098)	47,064
Prepaid expenses and other assets	(12,517)	(14,728)
Accounts payable	172,481	55,460
Accrued expenses and other current liabilities	(135,684)	(144,301)
Billings in excess of costs on uncompleted contracts	93,102	26,019
Other long-term liabilities	(21,291)	(30,473)
Income taxes payable	(53,295)	—
Net cash provided by operating activities	52,428	77,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	2,206	—
Cash acquired from consolidation of joint venture	7,630	—
Investment in unconsolidated joint ventures	(23,986)	(18,372)
Return of investment in unconsolidated joint ventures	5,030	239
Proceeds from sales of investments	161	300
Proceeds from disposal of property and equipment	10,967	2,557
Payments for capital expenditures	(29,510)	(23,584)
Net cash used in investing activities	(27,502)	(38,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,276,451	1,634,781
Repayments of borrowings under credit agreements	(1,236,242)	(1,607,380)
Proceeds from issuance of common stock	9,530	9,875
Proceeds from exercise of stock options	2,715	2,067
Payments to repurchase common stock	(26,701)	(17,494)
Net distributions to noncontrolling interests	(16,795)	(21,938)
Other financing activities	(25,962)	(26,280)
Net cash used in financing activities	(17,004)	(26,369)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,882	(6,706)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,804	5,572
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	802,362	692,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$813,166	$697,717

See accompanying Notes to Consolidated Financial Statements.

AECOM

Notes to Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

The accompanying consolidated financial statements of AECOM (the Company) are unaudited and, in the opinion of management, include all adjustments, including all normal recurring items necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. All intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2017 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report and should be read together with the Annual Report.

The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2018.

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

2.              New Accounting Pronouncements and Changes in Accounting

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company continues to evaluate the impact of the new guidance on its consolidated financial statements, including the expected impact on its business processes, systems, and controls, and potential differences in the timing or method of revenue recognition for its contracts. The Company expects to adopt the new standard on October 1, 2018, using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

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

In February 2016, the FASB issued new accounting guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under previous guidance does not, in and of itself, require redesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The Company adopted the new guidance on October 1, 2017, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued new accounting guidance which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  The Company adopted the new guidance on October 1, 2017, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued additional guidance on how a single decision maker considers its indirect interests when performing the primary beneficiary analysis under the variable interest model.  Under the new guidance, the single decision maker will consider its indirect interests on a proportionate basis.  The Company adopted the new guidance on October 1, 2017, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one acquisition during the three months ended December 31, 2017, and two acquisitions during the year ended September 30, 2017 for a total consideration of $5.6 million and $164.4 million, respectively. The business combinations did not meet the quantitative thresholds to require separate disclosures based on the Company’s consolidated net assets, investments and net income. The acquisitions were accounted for under the purchase method of accounting. As such, the purchase considerations were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

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

Amortization of intangible assets relating to URS, included in cost of revenue, was $18.2 million and $20.9 million during the three months ended December 31, 2017 and 2016, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $1.9 million and ($2.1) million, respectively, during the three months ended December 31, 2017 and $2.0 million and ($2.1) million, respectively, during the three months ended December 31, 2016 related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS. This margin fair value liability was $149.1 million at the acquisition date and its carrying value was $7.5 million at December 31, 2017 and $8.6 million at September 30, 2017, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The majority of this liability was recognized over the first two years from the acquisition date. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended December 31, 2017 and 2016 was $1.1 million and $1.6 million, respectively.

Acquisition and integration expenses, relating to business acquisitions, in the accompanying consolidated statements of operations comprised of the following:

	Three months ended Dec 31,
	2017	2016
	(in millions)
Severance and personnel costs	$—	$11.5
Professional service, real estate-related, and other expenses	—	3.9
Total	$—	$15.4

Included in severance and personnel costs for the three months ended December 31, 2016 was $8.7 million of severance expenses, which was substantially all  paid as of December 31, 2017. All acquisition and integration expenses are classified within the Corporate segment, as presented in Note 15.

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2017 were as follows:

	September 30, 2017	Acquisitions	Measurement Period Adjustments	Foreign Exchange Impact	December 31, 2017
	(in millions)
Design and Consulting Services	$3,218.9	$—	$—	$4.3	$3,223.2
Construction Services	1,049.9	—	(2.3)	(1.6)	1,046.0
Management Services	1,724.1	—	—	3.7	1,727.8
Total	$5,992.9	$—	$(2.3)	$6.4	$5,997.0

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31 and September 30, 2017, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2017			September 30, 2017
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,304.0	$(893.7)	$410.3	$1,283.6	$(870.2)	$413.4	1 – 11
Trademark / tradename	18.3	(16.8)	1.5	18.3	(16.6)	1.7	0.3 - 2
Total	$1,322.3	$(910.5)	$411.8	$1,301.9	$(886.8)	$415.1

Amortization expense of acquired intangible assets included within cost of revenue was $23.7 million and $25.4 million for the three months ended December 31, 2017 and 2016, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2018 and for the succeeding years:

Fiscal Year	(in millions)
2018 (nine months remaining)	$71.0
2019	87.8
2020	73.7
2021	62.8
2022	49.7
Thereafter	66.8
Total	$411.8

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	December 31, 2017	September 30, 2017
	(in millions)
Billed	$2,511.6	$2,317.8
Unbilled	2,254.5	2,293.5
Contract retentions	598.9	568.6
Total accounts receivable—gross	5,365.0	5,179.9
Allowance for doubtful accounts	(51.3)	(52.2)
Total accounts receivable—net	$5,313.7	$5,127.7

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2017 and September 30, 2017 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2017 and September 30, 2017.

The Company sold trade receivables to financial institutions, of which $314.7 million and $325.2 million were outstanding as of December 31, 2017 and September 30, 2017, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.              Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management, operations and maintenance services, and invests in real estate, public-private partnership (P3) and infrastructure projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2017	September 30, 2017
	(in millions)
Current assets	$914.6	$832.1
Non-current assets	203.3	188.8
Total assets	$1,117.9	$1,020.9

Current liabilities	$647.8	$524.9
Non-current liabilities	12.4	12.4
Total liabilities	660.2	537.3
Total AECOM equity	241.6	274.7
Noncontrolling interests	216.1	208.9
Total owners’ equity	457.7	483.6
Total liabilities and owners’ equity	$1,117.9	$1,020.9

Total revenue of the consolidated joint ventures was $623.0 million and $456.9 million for the three months ended December 31, 2017 and 2016, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	December 31, 2017	September 30, 2017
	(in millions)
Current assets	$2,069.6	$1,912.2
Non-current assets	787.5	749.8
Total assets	$2,857.1	$2,662.0

Current liabilities	$1,726.4	$1,570.2
Non-current liabilities	177.0	185.1
Total liabilities	1,903.4	1,755.3
Joint ventures’ equity	953.7	906.7
Total liabilities and joint ventures’ equity	$2,857.1	$2,662.0

AECOM’s investment in joint ventures	$370.3	$364.2

	Three Months Ended
	December 31, 2017	December 31, 2016
	(in millions)
Revenue	$1,478.6	$1,142.0
Cost of revenue	1,395.2	1,085.8
Gross profit	$83.4	$56.2
Net income	$82.1	$54.3

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(in millions)
Pass through joint ventures	$13.2	$7.5
Other joint ventures	16.5	13.9
Total	$29.7	$21.4

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

The following table details the components of net periodic cost for the Company’s pension plans for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017		December 31, 2016
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.2	$0.3	$1.1	$0.3
Interest cost on projected benefit obligation	5.2	7.9	4.8	7.0
Expected return on plan assets	(7.9)	(10.7)	(7.8)	(10.2)
Amortization of prior service cost	—	—	—	(0.1)
Amortization of net loss	1.0	2.0	1.1	3.2
Settlement loss recognized	—	0.1	—	—
Net periodic (benefit) cost	$(0.5)	$(0.4)	$(0.8)	$0.2

The total amounts of employer contributions paid for the three months ended December 31, 2017 were $2.5 million for U.S. plans and $6.8 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2018 are $10.2 million for U.S. plans and $19.9 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	December 31, 2017	September 30, 2017
	(in millions)
2014 Credit Agreement	$962.3	$908.7
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.8	247.7
Other debt	141.6	140.0
Total debt	3,951.7	3,896.4
Less: Current portion of debt and short-term borrowings	(163.3)	(142.0)
Less: Unamortized debt issuance costs	(49.5)	(52.3)
Long-term debt	$3,738.9	$3,702.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2017:

Fiscal Year
2018 (nine months remaining)	$109.7
2019	152.2
2020	123.0
2021	686.9
2022	258.2
Thereafter	2,621.7
Total	$3,951.7

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

The Credit Agreement contains covenants that limit the ability of the Company and the ability of certain of its subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into certain types of burdensome agreements; or (vii) make investments.

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

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans;” (2) revise the definition of “Working Capital” as used in “Excess Cash Flow;” (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to the Company’s ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.0 at December 31, 2017. The Company’s Consolidated Interest Coverage Ratio was 4.7 at December 31, 2017. As of December 31, 2017, the Company was in compliance with the covenants of the Credit Agreement.

At December 31, 2017 and September 30, 2017, outstanding standby letters of credit totaled $54.8 million and $58.1 million, respectively, under the Company’s revolving credit facilities. As of December 31, 2017 and September 30, 2017, the Company had $915.2 million and $991.9 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

As of December 31, 2017, the estimated fair value of its 2014 Senior Notes was approximately $834.0 million for the 2022 Notes and $866.0 million for the 2024 Notes. The fair value of the 2014 Senior Notes as of December 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

The Company was in compliance with the covenants relating to the 2014 Senior Notes as of December 31, 2017.

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

As of December 31, 2017, the estimated fair value of the Company’s 2017 Senior Notes was approximately $1,017.5 million. The fair value of the Company’s 2017 Senior Notes as of December 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

The Company was in compliance with the covenants relating to its 2017 Senior Notes as of December 31, 2017.

URS Senior Notes

In connection with the URS acquisition, the Company assumed URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and are fully and unconditionally guaranteed on a joint-and-several basis by certain former URS domestic subsidiary guarantors.

As of December 31, 2017, the estimated fair value of the 2022 URS Senior Notes was approximately $258.5 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of December 31, 2017 was $247.8 million. The fair value of the 2022 URS Senior Notes as of December 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of December 31, 2017, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2017 and September 30, 2017, these outstanding standby letters of credit totaled $460.9 million and $445.7 million, respectively. As of December 31, 2017, the Company had $489.4 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2017 and 2016 was 4.8% and 4.2%, respectively.

Interest expense in the consolidated statements of operations for the three months ended December 31, 2017 and December 31, 2016 included amortization of deferred debt issuance costs of $2.9 million and $2.8 million, respectively.

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

December 31, 2017
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

September 30, 2017
Notional Amount (in millions)	Fixed Rate	Expiration Date
$300.0	1.63%	June 2018
300.0	1.54%	September 2018

The notional principal of outstanding foreign currency contracts to purchase Australian dollars (AUD) was AUD 13.2 million (or $9.9 million) and AUD 15.1 million (or $11.3 million) at December 31, 2017 and September 30, 2017, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2017 and 2016.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at December 31, 2017 or 2016.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the three months ended December 31, 2017 and 2016. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of December 31, 2017 and September 30, 2017 was $12 million and $13 million, respectively. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the three months ended December 31 was as follows:

	2017		2016
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.7	$31.11	0.9	$30.36
Options granted	—	—	—	—
Options exercised	(0.1)	27.67	(0.1)	25.46
Options forfeited or expired	—	—	—	—
Outstanding at December 31	0.6	31.54	0.8	30.86

Vested and expected to vest in the future as of December 31	0.6	$31.54	0.8	$30.86

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $37.90 and $38.16 during the three months ended December 31, 2017 and 2016, respectively. The weighted average grant date fair value of restricted stock unit awards were $36.93 and $38.08 during the three months ended December 31, 2017 and 2016, respectively. Total compensation expense related to these share-based payments including stock options were $16.5 million and $21.3 million during the three months ended December 31, 2017 and 2016, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2017 and September 30, 2017 were $148.5 million and $96.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

During the quarter ended December 31, 2017, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (Tax Act) into law. The Tax Act reduces the Company’s U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings and eliminates or reduces certain deductions.

Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances and certain other assets and liabilities and the one-time transition tax. The Company has not been able to make a reasonable estimate of the impact on its indefinite reinvestment of earnings of certain foreign subsidiaries and therefore will continue to account for those items based on its existing accounting under ASC 740.  As further guidance and accounting interpretations are expected over the next 12 months, the Company’s analysis is considered incomplete.

Other significant provisions include a base erosion anti-abuse tax (BEAT) on excessive amounts paid to foreign related parties and a minimum tax on global intangible low-taxed income (GILTI).  The Company has not elected a method of accounting for BEAT and GILTI and will only do so after completion of the analysis of the provisions and the impact to the Company.

The Company’s effective tax rate was (60.9)% and 27.4% for the three months ended December 31, 2017 and 2016, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 24.5% and the Company’s effective tax rate for the three month period ended December 31, 2017 were a $41.7 million net benefit related to one-time U.S. federal tax law changes, a benefit of $11.2 million related to changes in uncertain tax positions primarily in the U.S. and Canada, and a benefit of $8.4 million related to income tax credits and incentives. These items are not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the benefits related to income tax credits and incentives.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations which could potentially affect the measurement of these balances. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance was a $36.1 million tax benefit. In addition, the Company released the deferred tax liability and recorded a tax benefit of $77.0 million related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely and accrued current tax on these earnings as part of the one-time transition tax.

The Company recorded a provisional amount for the one-time transition tax liability for its foreign subsidiaries resulting in an increase in income tax expense of $71.4 million. The Company has not yet completed its calculation of the total foreign earnings and profits of its foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets at the end of the fiscal year. This amount may change when the Company finalizes the calculation of foreign earnings and finalize the amounts held in cash or other specified assets.

The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws and their interpretations which upon enactment include possible tax reform around the world arising from the result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation Development which, if finalized and adopted, could have a material impact on the Company’s income tax expense and deferred tax balances.

The Company believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in a decrease of approximately $15 million in the liability for uncertain tax positions.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.7 billion are able to and intended to be reinvested indefinitely. At December 31, 2017 the Company has not determined whether it will continue to indefinitely reinvest the earnings of certain foreign subsidiaries and therefore will continue to account for these undistributed earnings based on existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax described above. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2017 and 2016, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(in millions)
Denominator for basic earnings per share	157.9	154.3
Potential common shares	3.9	3.7
Denominator for diluted earnings per share	161.8	158.0

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2017	September 30, 2017
	(in millions)
Accrued salaries and benefits	$900.8	$1,018.5
Accrued contract costs	833.5	911.9
Other accrued expenses	337.9	315.1
	$2,072.2	$2,245.5

Accrued contract costs above include balances related to professional liability accruals of $537.7 million and $547.9 million as of December 31, 2017 and September 30, 2017, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2017 and September 30, 2017.  The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the three months ended December 31, 2017.  The Company incurred $22.4 million of primarily severance expenses relating to restructuring activities during the three months ended December 31, 2017, of which $9.6 million was paid as of December 31, 2017.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at December 31, 2017. The entitlement resulted from pension costs that are reimbursable through certain government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2017 and 2016 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	(Loss)/Gain on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive (loss) income before reclassification	—	(6.8)	0.5	(6.3)
Amounts reclassified from accumulated other comprehensive income (loss)	2.5	—	0.3	2.8
Balances at December 31, 2017	$(279.4)	$(425.2)	$0.4	$(704.2)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive (loss) income before reclassification	13.7	(73.5)	0.7	(59.1)
Amounts reclassified from accumulated other comprehensive loss	3.2	—	0.6	3.8
Balances at December 31, 2016	$(352.0)	$(557.2)	$(3.7)	$(912.9)

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

At December 31, 2017 and September 30, 2017, the Company was contingently liable in the amount of approximately $515.7 million and $503.8 million, respectively, in issued standby letters of credit and $5.7 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution.

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

WGI Ohio can provide no certainty that it will recover the claims submitted against DOE in December 2014, any future claims or any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company’s results of operations.

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 5, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended counterclaim in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. URS Corporation cannot provide assurances that it will be successful in the recovery of the amounts owed to it under the design agreement or in its defense against the amounts alleged under the counterclaim that URS Corporation believes are without merit and that it intends to vigorously defend against. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves multiple regulatory issues; there is substantial uncertainty regarding any alleged damages; and the matter is at a preliminary stage of litigation.

New York Department of Environmental Conservation

The following matter is disclosed pursuant to Regulation S-K, Item 103, Instruction 5.C pertaining to a government authority environmental claim exceeding $100,000 against an AECOM affiliate. In September 2017, AECOM USA, Inc., one of the Company’s wholly-owned subsidiaries, was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc., cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government’s claims and any negotiations of a consent order.

15.       Reportable Segments

The Company’s operations are organized into four reportable segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). During the third quarter of fiscal 2017, operating activities of ACAP achieved a level of significance sufficient to warrant disclosure as a separate reportable segment. Prior to the third quarter of fiscal 2017, ACAP’s operating results were included in the corporate segment, and comparable periods were reclassified to reflect the change. The Company’s DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company’s CS reportable segment provides construction services primarily in the Americas. The Company’s MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government. The Company’s ACAP segment invests in real estate, public-private partnership (P3) and infrastructure projects. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Three Months Ended December 31, 2017:
Revenue	$1,941.9	$2,125.5	$843.4	$—	$—	$4,910.8
Gross profit	77.8	27.1	31.3	—	—	136.2
Equity in earnings of joint ventures	7.5	13.4	8.8	—	—	29.7
General and administrative expenses	—	—	—	(2.6)	(32.1)	(34.7)
Operating income	85.3	40.5	40.1	(2.6)	(32.1)	131.2

Gross profit as a % of revenue	4.0%	1.3%	3.7%	—	—	2.8%

Three Months Ended December 31, 2016:
Revenue	$1,840.8	$1,750.2	$767.3	$—	$—	$4,358.3
Gross profit	95.2	13.8	61.0	—	—	170.0
Equity in earnings of joint ventures	4.1	4.3	13.0	—	—	21.4
General and administrative expenses	—	—	—	(2.7)	(29.9)	(32.6)
Acquisition and integration expenses	—	—	—	—	(15.4)	(15.4)
Operating income	99.3	18.1	74.0	(2.7)	(45.3)	143.4

Gross profit as a % of revenue	5.2%	0.8%	7.9%	—	—	3.9%
Reportable Segments:
Total assets
December 31, 2017	$7,118.1	$4,270.6	$2,679.7	$205.6	$349.0	$14,623.0
September 30, 2017	6,992.6	4,114.5	2,704.6	199.1	386.2	14,397.0

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

Condensed Consolidating Balance Sheets

(unaudited — in millions)

December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$4.1	$213.2	$595.9	$—	$813.2
Accounts receivable—net	—	2,283.7	3,030.0	—	5,313.7
Intercompany receivable	733.6	91.0	128.0	(952.6)	—
Prepaid expenses and other current assets	91.2	305.9	279.8	—	676.9
Income taxes receivable	11.0	—	27.2	—	38.2
TOTAL CURRENT ASSETS	839.9	2,893.8	4,060.9	(952.6)	6,842.0
PROPERTY AND EQUIPMENT—NET	165.9	220.4	245.3	—	631.6
DEFERRED TAX ASSETS—NET	154.8	111.4	251.6	(301.0)	216.8
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,775.5	2,756.7	—	(9,532.2)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	8.6	52.4	309.3	—	370.3
GOODWILL	—	3,318.6	2,678.4	—	5,997.0
INTANGIBLE ASSETS—NET	—	257.4	154.4	—	411.8
OTHER NON-CURRENT ASSETS	8.7	21.2	123.6	—	153.5
TOTAL ASSETS	$7,953.4	$9,631.9	$7,823.5	$(10,785.8)	$14,623.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2.4	$—	$—	$—	$2.4
Accounts payable	42.5	1,098.2	1,285.8	—	2,426.5
Accrued expenses and other current liabilities	76.5	955.8	1,039.9	—	2,072.2
Income taxes payable	—	—	18.2	—	18.2
Intercompany payable	93.8	761.7	170.0	(1,025.5)	—
Billings in excess of costs on uncompleted contracts	2.9	355.2	637.8	—	995.9
Current portion of long-term debt	110.7	27.7	22.5	—	160.9
TOTAL CURRENT LIABILITIES	328.8	3,198.6	3,174.2	(1,025.5)	5,676.1
OTHER LONG-TERM LIABILITIES	103.5	264.0	477.4	—	844.9
DEFERRED TAX LIABILITY—NET	—	—	333.3	(301.0)	32.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	0.1	—	472.2	(472.3)	—
LONG-TERM DEBT	3,422.0	276.9	40.0	—	3,738.9
TOTAL LIABILITIES	3,854.4	3,739.5	4,497.1	(1,798.8)	10,292.2
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,099.0	5,892.4	3,100.0	(8,987.0)	4,104.4
Noncontrolling interests	—	—	226.4	—	226.4
TOTAL STOCKHOLDERS’ EQUITY	4,099.0	5,892.4	3,326.4	(8,987.0)	4,330.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,953.4	$9,631.9	$7,823.5	$(10,785.8)	$14,623.0

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$32.6	$251.6	$518.2	$—	$802.4
Accounts receivable—net	—	2,159.2	2,968.5	—	5,127.7
Intercompany receivable	723.6	90.9	181.4	(995.9)	—
Prepaid expenses and other current assets	67.5	338.4	290.8	—	696.7
Income taxes receivable	4.3	—	51.1	—	55.4
TOTAL CURRENT ASSETS	828.0	2,840.1	4,010.0	(995.9)	6,682.2
PROPERTY AND EQUIPMENT—NET	160.2	207.1	254.1	—	621.4
DEFERRED TAX ASSETS—NET	239.7	55.2	171.0	(294.6)	171.3
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,606.2	2,865.0	—	(9,471.2)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	7.2	50.3	306.7	—	364.2
GOODWILL	—	3,318.6	2,674.3	—	5,992.9
INTANGIBLE ASSETS—NET	—	271.6	143.5	—	415.1
OTHER NON-CURRENT ASSETS	8.7	17.6	123.6	—	149.9
TOTAL ASSETS	$7,850.0	$9,625.5	$7,683.2	$(10,761.7)	$14,397.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.1	$—	$0.1	$—	$1.2
Accounts payable	33.8	1,023.7	1,192.4	—	2,249.9
Accrued expenses and other current liabilities	92.2	1,112.9	1,040.4	—	2,245.5
Income taxes payable	—	—	38.2	—	38.2
Intercompany payable	149.2	787.5	161.4	(1,098.1)	—
Billings in excess of costs on uncompleted contracts	3.4	313.1	586.3	—	902.8
Current portion of long-term debt	110.9	14.9	15.0	—	140.8
TOTAL CURRENT LIABILITIES	390.6	3,252.1	3,033.8	(1,098.1)	5,578.4
OTHER LONG-TERM LIABILITIES	102.3	285.7	493.3	—	881.3
DEFERRED TAX LIABILITY—NET	—	—	315.1	(294.6)	20.5
NOTE PAYABLE INTERCOMPANY—NON CURRENT	0.1	—	467.2	(467.3)	—
LONG-TERM DEBT	3,366.9	281.6	53.6	—	3,702.1
TOTAL LIABILITIES	3,859.9	3,819.4	4,363.0	(1,860.0)	10,182.3
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,990.1	5,806.1	3,101.6	(8,901.7)	3,996.1
Noncontrolling interests	—	—	218.6	—	218.6
TOTAL STOCKHOLDERS’ EQUITY	3,990.1	5,806.1	3,320.2	(8,901.7)	4,214.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,850.0	$9,625.5	$7,683.2	$(10,761.7)	$14,397.0

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,433.2	$2,489.6	$(12.0)	$4,910.8
Cost of revenue	—	2,317.1	2,469.5	(12.0)	4,774.6
Gross profit	—	116.1	20.1	—	136.2
Equity in earnings from subsidiaries	206.1	26.4	—	(232.5)	—
Equity in earnings of joint ventures	—	12.3	17.4	—	29.7
General and administrative expenses	(32.1)	—	(2.6)	—	(34.7)
Income from operations	174.0	154.8	34.9	(232.5)	131.2
Other income	0.2	5.3	2.8	(6.0)	2.3
Interest expense	(52.3)	(4.7)	(5.2)	6.0	(56.2)
Income before income tax expense (benefit)	121.9	155.4	32.5	(232.5)	77.3
Income tax expense (benefit)	10.6	28.9	(86.6)	—	(47.1)
Net income	111.3	126.5	119.1	(232.5)	124.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(13.1)	—	(13.1)
Net income attributable to AECOM	$111.3	$126.5	$106.0	$(232.5)	$111.3

	For the three months ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,281.5	$2,090.1	$(13.3)	$4,358.3
Cost of revenue	—	2,161.2	2,040.4	(13.3)	4,188.3
Gross profit	—	120.3	49.7	—	170.0
Equity in earnings from subsidiaries	117.6	25.0	—	(142.6)	—
Equity in earnings of joint ventures	—	9.9	11.5	—	21.4
General and administrative expenses	(29.9)	—	(2.7)	—	(32.6)
Acquisition and integration expenses	(15.4)	—	—	—	(15.4)
Income from operations	72.3	155.2	58.5	(142.6)	143.4
Other income	0.4	7.6	2.9	(10.1)	0.8
Interest expense	(47.8)	(5.7)	(10.2)	10.1	(53.6)
Income before income tax (benefit) expense	24.9	157.1	51.2	(142.6)	90.6
Income tax (benefit) expense	(22.3)	35.9	11.2	—	24.8
Net income	47.2	121.2	40.0	(142.6)	65.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(18.6)	—	(18.6)
Net income attributable to AECOM	$47.2	$121.2	$21.4	$(142.6)	$47.2

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$111.3	$126.5	$119.1	$(232.5)	$124.4
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	0.7	—	0.1	—	0.8
Foreign currency translation adjustments	—	—	(6.0)	—	(6.0)
Pension adjustments, net of tax	0.8	—	1.7	—	2.5
Other comprehensive income (loss), net of tax	1.5	—	(4.2)	—	(2.7)
Comprehensive income, net of tax	112.8	126.5	114.9	(232.5)	121.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(13.9)	—	(13.9)
Comprehensive income attributable to AECOM, net of tax	$112.8	$126.5	$101.0	$(232.5)	$107.8

	For the three months ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$47.2	$121.2	$40.0	$(142.6)	$65.8
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	2.9	—	(1.5)	—	1.4
Foreign currency translation adjustments	—	—	(73.9)	—	(73.9)
Pension adjustments, net of tax	0.6	—	16.3	—	16.9
Other comprehensive income (loss), net of tax	3.5	—	(59.1)	—	(55.6)
Comprehensive income (loss), net of tax	50.7	121.2	(19.1)	(142.6)	10.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(18.3)	—	(18.3)
Comprehensive income (loss) attributable to AECOM, net of tax	$50.7	$121.2	$(37.4)	$(142.6)	$(8.1)

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the three months ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(64.4)	$4.8	$112.0	$—	$52.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Net investment in unconsolidated joint ventures	—	(3.6)	(15.4)	—	(19.0)
Proceeds from sale of investments	—	—	0.2	—	0.2
Payments for capital expenditures, net of disposals	3.4	(17.0)	(4.9)	—	(18.5)
Net receipts from (investment in) intercompany notes	0.6	(5.1)	28.8	(24.3)	—
Other intercompany investing activities	(4.2)	82.1	—	(77.9)	—
Net cash (used in) provided by investing activities	(0.2)	56.4	18.5	(102.2)	(27.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,240.8	—	35.7	—	1,276.5
Repayments of borrowings under credit agreements	(1,187.4)	(4.7)	(44.1)	—	(1,236.2)
Proceeds from issuance of common stock	9.5	—	—	—	9.5
Proceeds from exercise of stock options	2.7	—	—	—	2.7
Payments to repurchase common stock	(26.7)	—	—	—	(26.7)
Net distributions to noncontrolling interests	—	—	(16.8)	—	(16.8)
Other financing activities	0.9	(36.8)	9.9	—	(26.0)
Net (repayments) borrowings on intercompany notes	(3.7)	(25.1)	4.5	24.3	—
Other intercompany financing activities	—	(33.0)	(44.9)	77.9	—
Net cash provided by (used in) financing activities	36.1	(99.6)	(55.7)	102.2	(17.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.9	—	2.9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28.5)	(38.4)	77.7	—	10.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	251.6	518.2	—	802.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4.1	$213.2	$595.9	$—	$813.2

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the three months ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(27.0)	$83.2	$21.3	$—	$77.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in unconsolidated joint ventures	—	(0.8)	(17.3)	—	(18.1)
Proceeds from sale of investments	—	—	0.3	—	0.3
Payments for capital expenditures, net of disposals	(7.2)	(9.7)	(4.1)	—	(21.0)
Net investment in intercompany notes	(0.5)	(8.7)	(1.2)	10.4	—
Other intercompany investing activities	32.1	14.4	—	(46.5)	—
Net cash provided by (used in) investing activities	24.4	(4.8)	(22.3)	(36.1)	(38.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,634.2	—	0.6	—	1,634.8
Repayments of borrowings under credit agreements	(1,595.2)	(6.4)	(5.8)	—	(1,607.4)
Proceeds from issuance of common stock	9.9	—	—	—	9.9
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Payments to repurchase common stock	(17.5)	—	—	—	(17.5)
Net distributions to noncontrolling interests	—	—	(21.9)	—	(21.9)
Other financing activities	(10.7)	(65.5)	49.8	—	(26.4)
Net borrowings on intercompany notes	—	1.1	9.3	(10.4)	—
Other intercompany financing activities	—	(31.8)	(14.7)	46.5	—
Net cash provided by (used in) financing activities	22.8	(102.6)	17.3	36.1	(26.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(6.7)	—	(6.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.2	(24.2)	9.6	—	5.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	183.7	506.6	—	692.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$22.0	$159.5	$516.2	$—	$697.7

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future accounting estimates; future conversions of backlog; future capital allocation priorities including share repurchases, trade receivables, debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, impacts of the Tax Act (including changes in interpretations and assumptions we have made, future guidance and other actions we may take as a result of the Tax Act), that our business is cyclical and vulnerable to economic downturns and client spending reductions; we are dependent on long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; we may experience losses under fixed-price contracts; we have limited control over operations run through our joint venture entities; we may be liable for misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business; we may not maintain adequate surety and financial capacity; we are highly leveraged and may not be able to service our debt and guarantees; we have exposure to political and economic risks in different countries where we operate as well as currency exchange rate fluctuations; we may not be able to retain and recruit key technical and management personnel; we may be subject to legal claims; we may have inadequate insurance coverage; we are subject to environmental law compliance and may not have adequate nuclear indemnification; there may be unexpected adjustments and cancellations related to our backlog; we are dependent on partners and third parties who may fail to satisfy their obligations; we may not be able to manage pension costs; we may face cybersecurity issues and data loss; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

During our first quarter ended December 31, 2017, President Trump signed the Tax Cuts and Jobs Act legislation that went into law (Tax Act). The Tax Act reduces the Company’s U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings and eliminates or reduces certain deductions.  We have not completed our accounting for the tax effects of the Tax Act.  We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax but we have not made any reasonable estimate of the impact on our indefinite reinvestment of earnings of certain of our foreign subsidiaries.

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

Results of Operations

Three months ended December 31, 2017 compared to the three months ended December 31, 2016

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2017	2016	$	%
	(in millions)
Revenue	$4,910.8	$4,358.3	$552.5	12.7%
Cost of revenue	4,774.6	4,188.3	586.3	14.0
Gross profit	136.2	170.0	(33.8)	(19.9)
Equity in earnings of joint ventures	29.7	21.4	8.3	38.8
General and administrative expenses	(34.7)	(32.6)	(2.1)	6.4
Acquisition and integration expenses	—	(15.4)	15.4	(100.0)
Income from operations	131.2	143.4	(12.2)	(8.5)
Other income	2.3	0.8	1.5	187.5
Interest expense	(56.2)	(53.6)	(2.6)	4.9
Income before income tax (benefit) expense	77.3	90.6	(13.3)	(14.7)
Income tax (benefit) expense	(47.1)	24.8	(71.9)	(289.9)
Net income	124.4	65.8	58.6	89.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(13.1)	(18.6)	5.5	(29.6)
Net income attributable to AECOM	$111.3	$47.2	$64.1	135.8%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue	100.0%	100.0%
Cost of revenue	97.2	96.1
Gross margin	2.8	3.9
Equity in earnings of joint ventures	0.6	0.5
General and administrative expenses	(0.7)	(0.7)
Acquisition and integration expenses	0.0	(0.4)
Income from operations	2.7	3.3
Other income	0.0	0.0
Interest expense	(1.1)	(1.2)
Income before income tax (benefit) expense	1.6	2.1
Income tax (benefit) expense	(0.9)	0.6
Net income	2.5	1.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.2)	(0.4)
Net income attributable to AECOM	2.3%	1.1%

Revenue

Our revenue for the three months ended December 31, 2017 increased $552.5 million, or 12.7%, to $4,910.8 million as compared to $4,358.3 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2017 was primarily attributable to increases in our DCS segment of $101.1 million, our CS segment of $375.3 million, and our MS segment of $76.1 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended December 31, 2017 and 2016 were $2.6 billion and $2.3 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 53% during the quarter ended December 31, 2017 from 52% during the quarter ended December 31, 2016 due to increased building construction in our CS segment, as discussed below.

Gross Profit

Our gross profit for the three months ended December 31, 2017 decreased $33.8 million, or 19.9%, to $136.2 million as compared to $170.0 million for the corresponding period last year.  For the three months ended December 31, 2017, gross profit, as a percentage of revenue, decreased to 2.8% from 3.9% in the three months ended December 31, 2016. The decrease was primarily due to a the absence of an approximately $35 million benefit recorded in the three months ended December 31, 2016 from the settlement of the Waste Treatment Plant qui tam civil lawsuit filed pursuant to the federal False Claims Act, net of legal fees.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS on October 17, 2014. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended December 31, 2017 was $1.1 million, compared with $1.6 million during the three months ended December 31, 2016. This is offset by amortization of intangible assets of $23.7 million during the three months ended December 31, 2017, compared with $25.4 million during the three months ended December 31, 2016. We do not expect the margin fair value liability recognized in recent business acquisitions will have a significant impact to gross margin in future periods.

Gross profit changes were also due to the reasons noted in DCS, CS and MS reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2017 was $29.7 million as compared to $21.4 million in the corresponding period last year.

Equity in earnings of joint ventures for the three months ended December 31, 2017 benefited from a gain from the acquisition of a previously unconsolidated joint venture in our CS segment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2017 increased $2.1 million, or 6.4%, to $34.7 million as compared to $32.6 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.7% of revenue for the three months ended December 31, 2017 and the corresponding period last year.

Acquisition and Integration Expenses

Acquisition and integration expenses, resulting from business acquisitions, were comprised of the following:

	Three months ended
	December 31, 2017	December 31, 2016
	(in millions)
Severance and personnel costs	$—	$11.5
Professional service, real estate-related, and other expenses	—	3.9
Total	$—	$15.4

Our acquisition and integration expenses associated with the URS integration are complete.

Other Income

Our other income for the three months ended December 31, 2017 increased to $2.3 million from $0.8 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended December 31, 2017 increased to $56.2 million as compared to $53.6 million for the corresponding period last year.

Income Tax Expense

Our income tax (benefit)/expense for the three months ended December 31, 2017 was $(47.1) million as compared to $24.8 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year is due primarily to a tax benefit of $41.7 million related to one-time U.S. federal tax law changes, a $11.2 million benefit related to changes in uncertain tax positions primarily in the U.S. and Canada, a $8.4 million benefit related to income tax credits and incentives, and a $6.3 million benefit related to the reduction of the U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5%. These items are not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the benefits related to income tax credits and incentives.

During the first quarter of 2018, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (the Tax Act) into law.  The Tax Act reduces our U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings and eliminates or reduces certain deductions.

In the first quarter of 2018, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing certain aspects of the Tax Act and refining our calculations which could potentially affect the measurement of these balances.  The provisional amount recorded related to the remeasurement of our deferred tax balance was a $36.1 million tax benefit.  In addition, we released the deferred tax liability and recorded a tax benefit related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $77.0 million and accrued current tax on these earnings as part of the one-time transition tax.

Also during the first quarter 2018, we recorded a provisional amount for the one-time transition tax liability for our foreign subsidiaries resulting in an increase in income tax expense of $71.4 million.  We have not yet completed our calculation of the total foreign earnings and profits of our foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets at the end of the current fiscal year.  This amount may change when we finalize the calculation of foreign earnings and finalize the amounts held in cash or other specified assets.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $27 million).

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $111.3 million for the three months ended December 31, 2017 as compared to net income attributable to AECOM of $47.2 million for the three months ended December 31, 2016.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended
	December 31,	December 31,	Change
	2017	2016	$	%
	(in millions)
Revenue	$1,941.9	$1,840.8	$101.1	5.5%
Cost of revenue	1,864.1	1,745.6	118.5	6.8
Gross profit	$77.8	$95.2	$(17.4)	(18.3)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue	100.0%	100.0%
Cost of revenue	96.0	94.8
Gross profit	4.0%	5.2%

Revenue

Revenue for our DCS segment for the three months ended December 31, 2017 increased $101.1 million, or 5.5%, to $1,941.9 million as compared to $1,840.8 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2017 was attributable to increases in Europe, Middle East, India and Africa (EMIA), Asia Pacific (APAC), and the Americas, totaling approximately $70 million, as well as a favorable impact from foreign currency of approximately $30 million.

Gross Profit

Gross profit for our DCS segment for the three months ended December 31, 2017 decreased $17.4 million, or 18.3%, to $77.8 million as compared to $95.2 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 4.0% of revenue for the three months ended December 31, 2017 from 5.2% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue for the quarter ended December 31, 2017 was primarily attributable to approximately $21 million in severance costs, primarily in the Americas and EMIA.

Construction Services

	Three Months Ended
	December 31,	December 31,	Change
	2017	2016	$	%
	(in millions)
Revenue	$2,125.5	$1,750.2	$375.3	21.4%
Cost of revenue	2,098.4	1,736.4	362.0	20.8
Gross profit	$27.1	$13.8	$13.3	96.4%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue	100.0%	100.0%
Cost of revenue	98.7	99.2
Gross profit	1.3%	0.8%

Revenue

Revenue for our CS segment for the three months ended December 31, 2017 increased $375.3 million, or 21.4%, to $2,125.5 million as compared to $1,750.2 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2017 was primarily attributable to approximately $240 million in increased revenue due to the construction of residential high-rise buildings in the city of New York and sports arenas in the Americas.  Additionally, the increase was due to the inclusion of approximately $160 million of revenue from entities acquired during fiscal year 2018 and 2017.

Gross Profit

Gross profit for our CS segment for the three months ended December 31, 2017 increased $13.3 million, or 96.4%, to $27.1 million as compared to $13.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 1.3% of revenue for the three months ended December 31, 2017 from 0.8% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2017 was primarily due to improved project performance on an energy contract in the United States, and due to the revenue increases in our construction businesses noted above.

Management Services

	Three Months Ended
	December 31,	December 31,	Change
	2017	2016	$	%
	(in millions)
Revenue	$843.4	$767.3	$76.1	9.9%
Cost of revenue	812.1	706.3	105.8	15.0
Gross profit	$31.3	$61.0	$(29.7)	(48.7)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue	100.0%	100.0%
Cost of revenue	96.3	92.1
Gross profit	3.7%	7.9%

Revenue

Revenue for our MS segment for the three months ended December 31, 2017 increased $76.1 million, or 9.9%, to $843.4 million as compared to $767.3 million for the corresponding period last year.

The increase in revenue for the quarter ended December 31, 2017 was primarily due to various projects with the U.S. government.

Gross Profit

Gross profit for our MS segment for the three months ended December 31, 2017 decreased $29.7 million, or 48.7%, to $31.3 million as compared to $61.0 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 3.7% of revenue for the three months ended December 31, 2017 from 7.9% in the corresponding period last year.

Gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2017 decreased primarily due to the absence of an approximately $35 million benefit recorded in the three months ended December 31, 2016, from the settlement of the Waste Treatment Plant qui tam civil lawsuit filed pursuant to the federal False Claims Act, net of legal fees.

AECOM Capital

	Three Months Ended
	December 31,	December 31,	Change
	2017	2016	$	%
	(in millions)
Equity in earnings of joint ventures	$—	$—	$—	—%
General and administrative expenses	(2.6)	(2.7)	0.1	(3.7)

Results of operations for ACAP did not significantly change for the three months ended December 31, 2017 compared to the same period in the prior year.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2017 we have not determined whether we will continue to indefinitely reinvest the earnings of certain foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At December 31, 2017, cash and cash equivalents were $813.2 million, an increase of $10.8 million, or 1.3%, from $802.4 million at September 30, 2017. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under our debt agreements, partially offset by capital expenditures net of proceeds from disposals, net distributions to noncontrolling interest, net investment in unconsolidated joint ventures, and repurchases of common stock.

Net cash provided by operating activities was $52.4 million for the three months ended December 31, 2017, a decrease from $77.5 million for the three months ended December 31, 2016. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the three months ended December 31, 2017 provided a net benefit of $29.6 million as compared to $19.3 million during the three months ended December 31, 2016. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to the Company.

Net cash used in investing activities was $27.5 million for the three months ended December 31, 2017, as compared to $38.8 million for the three months ended December 31, 2016.

Net cash used in financing activities was $17.0 million for the three months ended December 31, 2017 as compared to $26.4 million for the three months ended December 31, 2016. This change was primarily attributable to net borrowings under credit agreements of $40.3 million for the three months ended December 31, 2017 as compared to $27.4 million for the three months ended December 31, 2016.

Acquisition and Integration Expenses

Acquisition and integration expenses, resulting from business acquisitions, comprised of the following (in millions):

	Three months ended Dec 31,
	2017	2016

Severance and personnel costs	$—	$11.5
Professional service, real estate-related, and other expenses	—	3.9
Total	$—	$15.4

Our acquisition and integration expenses associated with the URS integration are complete.

Working Capital

Working capital, or current assets less current liabilities, increased $62.2 million, or 5.6%, to $1,166.0 million at December 31, 2017 from $1,103.8 million at September 30, 2017. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $92.9 million, or 2.2%, to $4,317.8 million at December 31, 2017 from $4,224.9 million at September 30, 2017.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 80 days at December 31, 2017 compared to 77 days at September 30, 2017.

In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of December 31, 2017 and September 30, 2017. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	December 31, 2017	September 30, 2017
	(in millions)
2014 Credit Agreement	$962.3	$908.7
2014 Senior Notes	1,600.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.8	247.7
Other debt	141.6	140.0
Total debt	3,951.7	3,896.4
Less: Current portion of debt and short-term borrowings	(163.3)	(142.0)
Less: Unamortized debt issuance costs	(49.5)	(52.3)
Long-term debt	$3,738.9	$3,702.1

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2017:

Fiscal Year
2018 (nine months remaining)	$109.7
2019	152.2
2020	123.0
2021	686.9
2022	258.2
Thereafter	2,621.7
Total	$3,951.7

2014 Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, as amended, consisting of (i) a term loan A facility in an aggregate principal amount of $1.925 billion, (ii) a term loan B facility in an aggregate principal amount of $0.76 billion, and (iii) a revolving credit facility in an aggregate principal amount of $1.05 billion. These facilities under the Credit Agreement may be increased by an additional amount of up to $500 million. The Credit Agreement’s term extends to September 29, 2021 with respect to the revolving credit facility and the term loan A facility and October 17, 2021 with respect to the term loan B facility, although the term loan B facility was paid in full on February 21, 2017. Some of our subsidiaries (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans;” (2) revise the definition of “Working Capital” as used in “Excess Cash Flow;” (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to our ability to undertake certain internal restructuring steps to accommodate changes in tax laws.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.0 at December 31, 2017. Our Consolidated Interest Coverage Ratio was 4.7 at December 31, 2017. As of December 31, 2017, we were in compliance with the covenants of the Credit Agreement.

At December 31, 2017 and September 30, 2017, outstanding standby letters of credit totaled $54.8 million and $58.1 million, respectively, under our revolving credit facilities. As of December 31, 2017 and September 30, 2017, we had $915.2 million and $991.9 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes).

As of December 31, 2017, the estimated fair value of the 2014 Senior Notes was approximately $834.0 million for the 2022 Notes and $866.0 million for the 2024 Notes. The fair value of the 2014 Senior Notes as of December 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2014 Senior Notes.

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

On November 2, 2015, we completed an exchange offer to exchange the unregistered 2014 Notes for registered notes, as well as all related guarantees.

We were in compliance with the covenants relating to the 2014 Senior Notes as of December 31, 2017.

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

As of December 31, 2017, the estimated fair value of the 2017 Senior Notes was approximately $1,017.5 million. The fair value of the 2017 Senior Notes as of December 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

On June 30, 2017, we completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

We were in compliance with the covenants relating to our 2017 Senior Notes as of December 31, 2017.

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

As of December 31, 2017, the estimated fair value of the 2022 URS Senior Notes was approximately $258.5 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of December 31, 2017 was $247.8 million. The fair value of the 2022 URS Senior Notes as of December 31, 2017 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of December 31, 2017, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At December 31, 2017 and September 30, 2017, these outstanding standby letters of credit totaled $460.9 million and $445.7 million, respectively. As of December 31, 2017, we had $489.4 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2017 and 2016 was 4.8% and 4.2%, respectively.

Interest expense in the consolidated statements of operations for the three months ended December 30, 2017 and 2016 included amortization of deferred debt issuance costs of $2.9 million and $2.8 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2017, there was approximately $515.7 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the three months ended December 31, 2017 were $2.5 million for U.S. plans and $6.8 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2017, we had $962.3 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.75% to 2.25%. For the three months ended December 31, 2017, our weighted average floating rate borrowings were $1,514.8 million, or $914.8 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2017 would have increased by $2.3 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not completed our accounting for the tax effects of the United States Tax Cuts and Jobs Act legislation and the final impact of this new tax legislation on our reported results may differ materially from our current estimates.

During the first quarter of 2018, President Trump signed the Tax Cuts and Jobs Act legislation into law (Tax Act). We have not completed our accounting for the tax effects of the Tax Act.  We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax but we have not made any reasonable estimate of the impact on our indefinite reinvestment of earnings of some foreign subsidiaries. The final impact of the Tax Act on our reported results in fiscal year 2018 and beyond may differ from the estimates provided in this periodic report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, future guidance that may be issued, and other actions we may take as a result of the Tax Act that are different from that presently contemplated.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If economic conditions remain uncertain and/or weaken, our revenue and profitability could be adversely affected.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price volatility has previously impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients’ investment decisions. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

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

We had approximately $4.0 billion of indebtedness (excluding intercompany indebtedness) outstanding as of December 31, 2017, of which $1.1 billion was secured obligations (exclusive of $54.8 million of outstanding undrawn letters of credit) and we have an additional $915.2 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (half of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. Although the Bipartisan Budget Act of 2013 provides some sequester relief until the end of 2018, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from fiscal 2018 through fiscal 2025. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of December 31, 2017 and September 30, 2017, we were contingently liable for $5.7 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety provide the contracted services under the performance or payment bond. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the three months ended December 31, 2017 by $2.3 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

At December 31, 2017, our contracted backlog was approximately $23.4 billion, our awarded backlog was approximately $22.0 billion and our unconsolidated joint venture backlog was approximately $3.4 billion for a total backlog of $48.8 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Many international legislative and regulatory bodies have proposed and/or enacted legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of certain EU member states. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of our U.S. and international business activities, many of these proposed and enacted changes to the taxation of our activities could increase our worldwide effective tax rate and harm results of operations. Tax changes,  including limitations on the ability to defer U.S. taxation on earnings outside of the U.S., could increase our worldwide effective tax rate and harm results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. Since August 2011, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million under a previous stock repurchase program. No stock repurchases were made under the new or the previous stock repurchase program in the three months ended December 31, 2017.

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

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/16/2017

10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives — Revised Schedule A				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

# Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 7, 2018	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer