Form 10-Q
period 2018-03-30
AECOM
filed 2018-05-09
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018, 160,327,175 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$662,168	$665,871
Cash in consolidated joint ventures	205,057	136,491
Total cash and cash equivalents	867,225	802,362
Accounts receivable—net	5,208,918	5,127,743
Prepaid expenses and other current assets	648,602	696,718
Current assets held for sale	116,755	—
Income taxes receivable	82,460	55,399
TOTAL CURRENT ASSETS	6,923,960	6,682,222
PROPERTY AND EQUIPMENT—NET	583,417	621,357
DEFERRED TAX ASSETS—NET	219,907	171,331
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	384,897	364,223
GOODWILL	5,942,572	5,992,881
INTANGIBLE ASSETS—NET	368,215	415,096
OTHER NON-CURRENT ASSETS	194,364	149,846
TOTAL ASSETS	$14,617,332	$14,396,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$9,830	$1,221
Accounts payable	2,286,166	2,249,872
Accrued expenses and other current liabilities	2,167,692	2,245,519
Income taxes payable	28,419	38,176
Billings in excess of costs on uncompleted contracts	979,366	902,812
Current liabilities held for sale	46,459	—
Current portion of long-term debt	123,909	140,779
TOTAL CURRENT LIABILITIES	5,641,841	5,578,379
OTHER LONG-TERM LIABILITIES	340,938	322,199
DEFERRED TAX LIABILITY—NET	6,467	20,515
PENSION BENEFIT OBLIGATIONS	548,485	559,068
LONG-TERM DEBT	3,814,976	3,702,109
TOTAL LIABILITIES	10,352,707	10,182,270

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2018 and September 30, 2017; issued and outstanding 160,237,598 and 157,529,419 shares as of March 31, 2018 and September 30, 2017, respectively	1,602	1,575
Additional paid-in capital	3,792,929	3,733,572
Accumulated other comprehensive loss	(707,000)	(700,661)
Retained earnings	953,221	961,640
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,040,752	3,996,126
Noncontrolling interests	223,873	218,560
TOTAL STOCKHOLDERS’ EQUITY	4,264,625	4,214,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,617,332	$14,396,956

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenue	$4,790,910	$4,427,198	$9,701,742	$8,785,547

Cost of revenue	4,649,638	4,258,754	9,424,318	8,447,130
Gross profit	141,272	168,444	277,424	338,417

Equity in earnings of joint ventures	13,038	21,738	42,758	43,209
General and administrative expenses	(30,217)	(29,844)	(64,887)	(62,483)
Impairment of assets held for sale, including goodwill	(168,178)	—	(168,178)	—
Acquisition and integration expense	—	(19,997)	—	(35,409)
Gain on disposal activities	—	572	—	572
(Loss) income from operations	(44,085)	140,913	87,117	284,306

Other income	12,507	1,241	14,790	2,101
Interest expense	(100,577)	(61,801)	(156,742)	(115,438)
(Loss) income before income tax benefit	(132,155)	80,353	(54,835)	170,969

Income tax benefit	(24,400)	(35,487)	(71,493)	(10,649)
Net (loss) income	(107,755)	115,840	16,658	181,618
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(11,978)	(13,444)	(25,077)	(32,043)
Net (loss) income attributable to AECOM	$(119,733)	$102,396	$(8,419)	$149,575

Net (loss) income attributable to AECOM per share:
Basic	$(0.75)	$0.66	$(0.05)	$0.97
Diluted	$(0.75)	$0.65	$(0.05)	$0.94

Weighted average shares outstanding:
Basic	159,495	155,366	158,702	154,810
Diluted	159,495	158,650	158,702	158,322

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Net (loss) income	$(107,755)	$115,840	$16,658	$181,618

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(1,625)	2,333	(840)	3,700
Foreign currency translation adjustments	15,496	40,885	9,513	(33,039)
Pension adjustments, net of tax	(16,103)	(1,545)	(13,635)	15,428
Other comprehensive (loss) income, net of tax	(2,232)	41,673	(4,962)	(13,911)
Comprehensive (loss) income, net of tax	(109,987)	157,513	11,696	167,707
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(12,562)	(13,837)	(26,454)	(32,128)
Comprehensive (loss) income attributable to AECOM, net of tax	$(122,549)	$143,676	$(14,758)	$135,579

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,658	$181,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,483	138,866
Equity in earnings of unconsolidated joint ventures	(42,758)	(43,209)
Distribution of earnings from unconsolidated joint ventures	72,513	39,871
Non-cash stock compensation	37,196	38,053
Prepayment premium on redemption of unsecured senior notes	34,504	—
Impairment of assets held for sale, including goodwill	168,178	—
Foreign currency translation	(27,414)	(8,719)
Write-off of debt issuance costs	7,048	—
Gain on disposal activities	—	(572)
Other	1,245	(8,008)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(159,872)	(96,595)
Prepaid expenses and other assets	(54,408)	13,713
Accounts payable	49,305	35,871
Accrued expenses and other current liabilities	(53,028)	(227,685)
Billings in excess of costs on uncompleted contracts	69,033	13,844
Other long-term liabilities	(80,860)	(45,628)
Net cash provided by operating activities	170,823	31,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	2,203	—
Cash acquired from consolidation of joint venture	7,630	—
Proceeds from disposal of businesses, net of cash disposed	—	2,200
Investment in unconsolidated joint ventures	(66,034)	(24,561)
Return of investment in unconsolidated joint ventures	10,442	2,535
Proceeds from sales of investments	161	600
Proceeds from disposal of property and equipment	13,499	5,321
Payments for capital expenditures	(55,701)	(44,026)
Net cash used in investing activities	(87,800)	(57,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,713,366	3,123,108
Repayments of borrowings under credit agreements	(4,836,488)	(4,003,059)
Proceeds from issuance of unsecured senior notes	—	1,000,000
Redemption of unsecured senior notes	(800,000)	—
Prepayment premium on redemption of unsecured senior notes	(34,504)	—
Cash paid for debt issuance costs	(10,386)	(12,491)
Proceeds from issuance of common stock	15,570	14,341
Proceeds from exercise of stock options	3,194	3,679
Payments to repurchase common stock	(27,237)	(17,966)
Net distributions to noncontrolling interests	(24,058)	(33,457)
Other financing activities	(23,722)	(10,078)
Net cash (used in) provided by financing activities	(24,265)	64,077

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,105	(3,739)
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,863	33,827
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	802,362	692,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$867,225	$725,972

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

The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2018.

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

In February 2016, the FASB issued new accounting guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under previous guidance does not, in and of itself, require redesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted the new guidance on October 1, 2017; and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued new accounting guidance which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The Company adopted the new guidance on October 1, 2017; and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued new accounting guidance clarifying how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for the Company in its fiscal year beginning October 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated statement of cash flows.

In October 2016, the FASB issued additional guidance on how a single decision maker considers its indirect interests when performing the primary beneficiary analysis under the variable interest model. Under the new guidance, the single decision maker will consider its indirect interests on a proportionate basis. The Company adopted the new guidance on October 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued new accounting guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The Company early adopted the new guidance on January 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued new accounting guidance on derivatives and hedging. This guidance better aligns an entity’s risk management activities and financial reporting for hedging relationships through change to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. The Company early adopted the guidance on January 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one acquisition during the six months ended March 31, 2018, and two acquisitions during the year ended September 30, 2017 for a total consideration of $5.6 million and $164.4 million, respectively. The business combinations did not meet the quantitative thresholds to require separate disclosures based on the Company’s consolidated net assets, investments and net income. The acquisitions were accounted for under the purchase method of accounting. As such, the purchase considerations were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

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

The Company acquired backlog and customer relationship intangible assets valued at $973.8 million representing the fair value of existing contracts and the underlying customer relationships that have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years) in connection with the URS acquisition. Acquired accrued expenses and other current liabilities include URS project liabilities and approximately $240 million related to estimated URS legal settlements and uninsured legal damages; see Note 14, “Commitments and Contingencies,” including legal matters related to former URS affiliates.

Amortization of intangible assets relating to URS, included in cost of revenue, was $18.2 million and $20.9 million during the three months ended March 31, 2018 and 2017, respectively, and $36.4 million and $41.8 million during the six months ended March 31, 2018 and 2017, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $1.7 million and ($2.1) million, respectively, during the three months ended March 31, 2018 and $2.5 million and ($2.1) million, respectively, during the three months ended March 31, 2017, related to joint venture fair value adjustments. Included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $3.6 million and ($4.2) million, respectively, during the six months ended March 31, 2018 and $4.5 million and ($4.2) million, respectively, during the six months ended March 31, 2017, related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of URS. This margin fair value liability was $149.1 million at the acquisition date and its carrying value was $6.4 million at March 31, 2018 and $8.6 million at September 30, 2017, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. The majority of this liability was recognized over the first two years from the acquisition date. Revenue and the related income from operations related to the margin fair value liability recognized during the three months ended March 31, 2018 and 2017 was $1.1 million and $1.6 million, respectively; revenue and the related income from operations related to the margin fair value liability recognized during the six months ended March 31, 2018 and 2017 was $2.2 million and $3.2 million, respectively.

Acquisition and integration expenses, relating to business acquisitions, in the accompanying consolidated statements of operations are comprised of the following:

	Three months ended		Six months ended
	Mar 31, 2018	Mar 31, 2017	Mar 31, 2018	Mar 31, 2017
	(in millions)
Severance and personnel costs	$—	$18.4	$—	$29.9
Professional service, real estate-related, and other expenses	—	1.6	—	5.5
Total	$—	$20.0	$—	$35.4

Included in severance and personnel costs for the six months ended March 31, 2017 was $7.7 million of severance expenses, which was substantially all paid as of March 31, 2018. All acquisition and integration expenses are classified within the Corporate segment, as presented in Note 15.

In line with the Company’s capital allocation policy prioritizing that future capital be allocated to the reduction of long-term debt and lowering its leverage ratio, management approved a plan to sell certain non-core oil and gas businesses in North America, included in the Company’s Construction Services segment (the Disposal Group). The Company classified the related assets and liabilities of the Disposal Group as held for sale in the consolidated balance sheet. The Company recorded losses related to the remeasurement of the Disposal Group based on estimated fair value less costs to sell resulting in total asset impairments of $168.2 million, recorded in Impairment of Assets Held for Sale. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, including bid prices from potential buyers. In connection with the classification of the Disposal Group as held for sale, the Company tested the amount of goodwill and other intangible assets allocated to the Disposal Group for impairment. The Company recorded an impairment of goodwill during the three months ended March 31, 2018 of $125.4 million and an impairment of intangible and other noncurrent assets of $42.8 million. The Company expects to complete the sale of the Disposal Group by the end of the fiscal year. A summary of certain financial information of the Disposal Group is as follows:

March 31, 2018 (in millions)
Current assets	$78.1
Non-current assets	81.5
Goodwill	125.4
Less: Impairment of assets held for sale	(168.2)
Total assets held for sale	$116.8

Current liabilities	$36.2
Non-current liabilities	10.3
Total liabilities held for sale	$46.5

Net Assets Held for Sale	$70.3

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2018 were as follows:

	September 30, 2017	Measurement Period Adjustments	Impairment	Foreign Exchange Impact	March 31, 2018
	(in millions)
Design and Consulting Services	$3,218.9	$—	$—	$3.5	$3,222.4
Construction Services	1,049.9	64.4	(125.4)	(7.0)	981.9
Management Services	1,724.1	—	—	14.2	1,738.3
Total	$5,992.9	$64.4	$(125.4)	$10.7	$5,942.6

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2018 and September 30, 2017, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2018			September 30, 2017
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,287.5	$(920.8)	$366.7	$1,283.6	$(870.2)	$413.4	1 - 11
Trademark / tradename	18.3	(16.8)	1.5	18.3	(16.6)	1.7	0.3 - 2
Total	$1,305.8	$(937.6)	$368.2	$1,301.9	$(886.8)	$415.1

Amortization expense of acquired intangible assets included within cost of revenue was $50.8 million and $50.6 million for the six months ended March 31, 2018 and 2017, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2018 and for the succeeding years:

Fiscal Year	(in millions)
2018 (six months remaining)	$45.6
2019	84.1
2020	70.1
2021	57.4
2022	44.6
Thereafter	66.4
Total	$368.2

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	March 31, 2018	September 30, 2017
	(in millions)
Billed	$2,448.8	$2,317.8
Unbilled	2,201.3	2,293.5
Contract retentions	607.1	568.6
Total accounts receivable—gross	5,257.2	5,179.9
Allowance for doubtful accounts	(48.3)	(52.2)
Total accounts receivable—net	$5,208.9	$5,127.7

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of March 31, 2018 and September 30, 2017 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2018 and September 30, 2017.

The Company sold trade receivables to financial institutions, of which $344.8 million and $325.2 million were outstanding as of March 31, 2018 and September 30, 2017, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.              Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management, operations and maintenance services, and invest in real estate, public-private partnership (P3) and infrastructure projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	March 31, 2018	September 30, 2017
	(in millions)
Current assets	$933.1	$832.1
Non-current assets	196.5	188.8
Total assets	$1,129.6	$1,020.9

Current liabilities	$632.7	$524.9
Non-current liabilities	12.3	12.4
Total liabilities	645.0	537.3
Total AECOM equity	261.3	274.7
Noncontrolling interests	223.3	208.9
Total owners’ equity	484.6	483.6
Total liabilities and owners’ equity	$1,129.6	$1,020.9

Total revenue of the consolidated joint ventures was $1,202.6 million and $910.8 million for the six months ended March 31, 2018 and 2017, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	March 31, 2018	September 30, 2017
	(in millions)
Current assets	$1,839.2	$1,912.2
Non-current assets	846.2	749.8
Total assets	$2,685.4	$2,662.0

Current liabilities	$1,528.1	$1,570.2
Non-current liabilities	217.7	185.1
Total liabilities	1,745.8	1,755.3
Joint ventures’ equity	939.6	906.7
Total liabilities and joint ventures’ equity	$2,685.4	$2,662.0

AECOM’s investment in joint ventures	$384.9	$364.2

	Six Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Revenue	$2,814.8	$2,529.8
Cost of revenue	2,683.0	2,396.0
Gross profit	$131.8	$133.8
Net income	$127.7	$125.5

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Pass through joint ventures	$20.2	$17.9
Other joint ventures	22.6	25.3
Total	$42.8	$43.2

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

The following table details the components of net periodic cost for the Company’s pension plans for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended				Six Months Ended
	March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.2	$0.3	$1.1	$0.3	$2.4	$0.6	$2.2	$0.6
Interest cost on projected benefit obligation	5.2	8.3	4.8	6.9	10.4	16.2	9.6	13.9
Expected return on plan assets	(7.8)	(11.1)	(7.7)	(10.1)	(15.7)	(21.8)	(15.5)	(20.3)
Amortization of prior service cost	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	2.2	1.1	3.2	2.0	4.2	2.2	6.4
Settlement loss recognized	—	0.1	—	—	—	0.2	—	—
Net periodic (benefit) cost	$(0.4)	$(0.3)	$(0.7)	$0.3	$(0.9)	$(0.7)	$(1.5)	$0.5

The total amounts of employer contributions paid for the six months ended March 31, 2018 were $4.3 million for U.S. plans and $14.2 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2018 are $7.5 million for U.S. plans and $13.1 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	March 31, 2018	September 30, 2017
	(in millions)
2014 Credit Agreement	$1,797.7	$908.7
2014 Senior Notes	800.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.8	247.7
Other debt	153.6	140.0
Total debt	3,999.1	3,896.4
Less: Current portion of debt and short-term borrowings	(133.7)	(142.0)
Less: Unamortized debt issuance costs	(50.4)	(52.3)
Long-term debt	$3,815.0	$3,702.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2018:

Fiscal Year
2018 (six months remaining)	$59.7
2019	118.1
2020	78.6
2021	477.7
2022	294.6
Thereafter	2,970.4
Total	$3,999.1

2014 Credit Agreement

The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of the Company’s revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (4) reduce the Company’s interest rate borrowing costs as follows: (a) the term loan B facility, at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at the Company’s election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at the Company’s election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of the Company’s fiscal quarter ending June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); and (5) revise certain covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.0 at March 31, 2018. The Company’s Consolidated Interest Coverage Ratio was 4.7 at March 31, 2018. As of March 31, 2018, the Company was in compliance with the covenants of the Credit Agreement.

At March 31, 2018 and September 30, 2017, outstanding standby letters of credit totaled $64.2 million and $58.1 million, respectively, under the Company’s revolving credit facilities. As of March 31, 2018 and September 30, 2017, the Company had $1,159.0 million and $991.9 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes). On November 2, 2015, the Company completed an exchange offer to exchange the unregistered 2014 Senior Notes for registered notes, as well as all related guarantees. On March 16, 2018, the Company redeemed all of the 2022 Notes at a redemption price that was 104.313% of the principal amount outstanding plus accrued and unpaid interest. The $34.5 million prepayment premium was included in interest expense.

As of March 31, 2018, the estimated fair value of its 2024 Notes was approximately $836.0 million. The fair value of the 2024 Notes as of March 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The indenture pursuant to which the 2024 Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

The Company was in compliance with the covenants relating to the 2024 Notes as of March 31, 2018.

2017 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the note proceeds to immediately retire the remaining $127.6 million outstanding on the then existing term loan B facility as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under its Credit Agreement. On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2018, the estimated fair value of the Company’s 2017 Senior Notes was approximately $961.3 million. The fair value of the Company’s 2017 Senior Notes as of March 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest is payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2018.

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

As of March 31, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $253.5 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of March 31, 2018 was $247.8 million. The fair value of the 2022 URS Senior Notes as of March 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of March 31, 2018, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2018 and September 30, 2017, these outstanding standby letters of credit totaled $455.1 million and $445.7 million, respectively. As of March 31, 2018, the Company had $482.7 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2018 and 2017 was 4.7% and 4.2%, respectively.

Interest expense in the consolidated statements of operations for the three and six months ended March 31, 2018 included a prepayment premium of $34.5 million to redeem the 2022 Notes. Additionally, amortization of deferred debt issuance costs for the three and six months ended March 31, 2018 was $9.8 million and $12.6 million, respectively, and for the three and six months ended March 31, 2017 was $8.7 million and $11.5 million, respectively.

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

The notional principal in U.S. dollar (USD), Canadian dollar (CAD), and Australian dollar (AUD), fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

March 31, 2018
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
USD	300.0	1.63%	June 2018
USD	300.0	1.54%	September 2018
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

September 30, 2017
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
USD	300.0	1.63%	June 2018
USD	300.0	1.54%	September 2018

The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 2.9 million (or $2.3 million) and AUD 15.1 million (or $11.3 million) at March 31, 2018 and September 30, 2017, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2018 and 2017.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to derivative instruments and were not material at March 31, 2018 or 2017.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the six months ended March 31, 2018 and 2017. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of March 31, 2018 and September 30, 2017 was $12 million and $13 million, respectively. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

9.              Share-based Payments

The fair value of an outstanding employee stock option award is estimated on the date of grant. The expected term of the stock option granted represents the period of time the stock option expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the stock option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures.

Stock option activity for the six months ended March 31 was as follows:

	2018		2017
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.7	$31.11	0.9	$30.36
Options granted	—	—	—	—
Options exercised	(0.1)	27.79	(0.2)	26.42
Options forfeited or expired	—	—	—	—
Outstanding at March 31	0.6	31.62	0.7	31.11

Vested and expected to vest in the future as of March 31	0.6	$31.62	0.7	$31.11

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards were $37.69 and $38.16 during the six months ended March 31, 2018 and 2017, respectively. The weighted average grant date fair value of restricted stock unit awards were $36.91 and $38.05 during the six months ended March 31, 2018 and 2017, respectively. Total compensation expense related to share-based payments including stock options were $37.2 million and $38.1 million during the six months ended March 31, 2018 and 2017, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2018 and September 30, 2017 was $133.5 million and $96.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

The Company’s effective tax rate was 130.4% and (6.2)% for the six months ended March 31, 2018 and 2017, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 24.5% and the Company’s effective tax rate for the six-month period ended March 31, 2018 were a $41.7 million net benefit related to one-time U.S. federal tax law changes, a benefit of $36.0 million related to changes in uncertain tax positions primarily in the U.S. and Canada, and a benefit of $13.7 million related to income tax credits and incentives, partially offset by tax expense of $33.9 million related to the goodwill impairment charge, which was non-deductible for tax purposes. These items are not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the benefits related to income tax credits and incentives.

During the second quarter of fiscal year 2018, the Company received a favorable settlement of uncertain tax positions in the U.S. related to R&D credits for tax years 2012, 2013 and 2014 and as a result, recorded an income tax benefit of $26.2 million, which included the remeasurement of its U.S. R&D credit uncertain tax positions for future years based on the favorable outcome of the examination.

During the quarter ended December 31, 2017, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (Tax Act) into law. The Tax Act reduced the Company’s U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings and eliminates or reduces certain deductions.

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

At March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances and certain other assets and liabilities and the one-time transition tax during the quarter ended December 31, 2017. The Company has not been able to make a reasonable estimate of the impact on its indefinite reinvestment of earnings of certain foreign subsidiaries and therefore will continue to account for those items based on its existing accounting under ASC 740. As further guidance and accounting interpretations are expected, the Company’s analysis is considered incomplete.

Other significant provisions include a base erosion anti-abuse tax (BEAT) on excessive amounts paid to foreign related parties and a minimum tax on global intangible low-taxed income (GILTI). The Company has not elected a method of accounting for BEAT and GILTI and will only do so after completion of the analysis of the provisions and the impact to the Company.

In the first quarter of 2018, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations which could potentially affect the measurement of these balances. The provisional amount recorded in the first quarter related to the remeasurement of the Company’s deferred tax balance was a $36.1 million tax benefit. In addition in the first quarter, the Company released the deferred tax liability and recorded a tax benefit of $77.0 million related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely and accrued current tax on these earnings as part of the one-time transition tax. As of March 31, 2018, the Company has not made any additional measurement period adjustments related to these items.

During the first quarter of 2018, the Company recorded a provisional amount for the one-time transition tax liability for its foreign subsidiaries resulting in an increase in income tax expense of $71.4 million. The Company has not yet completed its calculation of the total foreign earnings and profits of its foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets at the end of the fiscal year. This amount may change when the Company finalizes the calculation of foreign earnings and finalize the amounts held in cash or other specified assets. As of March 31, 2018, the Company has not made any additional measurement period adjustments related to these items.

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

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.7 billion are able to and intended to be reinvested indefinitely. At March 31, 2018, the Company has not determined whether it will continue to indefinitely reinvest the earnings of certain foreign subsidiaries and therefore will continue to account for these undistributed earnings based on existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax described above. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. The computation of diluted loss per share for the three and six months ended March 31, 2018 excludes 2.7 million and 3.3 million, respectively, of potential common shares due to their anti-dilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(in millions)
Denominator for basic earnings per share	159.5	155.4	158.7	154.8
Potential common shares	—	3.3	—	3.5
Denominator for diluted earnings per share	159.5	158.7	158.7	158.3

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	September 30, 2017
	(in millions)
Accrued salaries and benefits	$950.0	$1,018.5
Accrued contract costs	872.2	911.9
Other accrued expenses	345.5	315.1
	$2,167.7	$2,245.5

Accrued contract costs above include balances related to professional liability accruals of $546.6 million and $547.9 million as of March 31, 2018 and September 30, 2017, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2018 and September 30, 2017. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the six months ended March 31, 2018. The Company incurred $25.6 million of primarily severance expenses relating to restructuring activities during the six months ended March 31, 2018, of which $18.0 million was paid as of March 31, 2018.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at March 31, 2018. The entitlement resulted from pension costs that are reimbursable through certain government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2018 and 2017 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(279.4)	$(425.2)	$0.4	$(704.2)
Other comprehensive (loss) income before reclassification	(18.8)	15.0	(1.6)	(5.4)
Amounts reclassified from accumulated other comprehensive loss	2.7	—	(0.1)	2.6
Balances at March 31, 2018	$(295.5)	$(410.2)	$(1.3)	$(707.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2016	$(352.0)	$(557.2)	$(3.7)	$(912.9)
Other comprehensive (loss) income before reclassification	(4.6)	40.4	1.5	37.3
Amounts reclassified from accumulated other comprehensive loss	3.1	—	0.9	4.0
Balances at March 31, 2017	$(353.5)	$(516.8)	$(1.3)	$(871.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive loss before reclassification	(18.8)	8.2	(1.1)	(11.7)
Amounts reclassified from accumulated other comprehensive loss	5.2	—	0.2	5.4
Balances at March 31, 2018	$(295.5)	$(410.2)	$(1.3)	$(707.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive income (loss) before reclassification	9.1	(33.1)	2.2	(21.8)
Amounts reclassified from accumulated other comprehensive loss	6.3	—	1.5	7.8
Balances at March 31, 2017	$(353.5)	$(516.8)	$(1.3)	$(871.6)

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

At March 31, 2018 and September 30, 2017, the Company was contingently liable in the amount of approximately $519.3 million and $503.8 million, respectively, in issued standby letters of credit and $5.3 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution.

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

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 5, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended counterclaim in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. URS Corporation cannot provide assurances that it will be successful in the recovery of the amounts owed to it under the design agreement or in its defense against the amounts alleged under the counterclaim that URS Corporation believes are without merit and that it intends to vigorously defend against. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex appellate and legal issues; there is substantial uncertainty regarding any alleged damages, including due to liability of and payments, by third parties; and the matter is at a preliminary stage of litigation.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Three Months Ended March 31, 2018:
Revenue	$2,004.7	$1,888.3	$897.9	$—	$—	$4,790.9
Gross profit	120.3	(13.3)	34.2	—	—	141.2
Equity in earnings of joint ventures	2.8	1.2	9.1	—	—	13.1
General and administrative expenses	—	—	—	(2.9)	(27.3)	(30.2)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Operating income	123.1	(180.3)	43.3	(2.9)	(27.3)	(44.1)

Gross profit as a % of revenue	6.0%	(0.7)%	3.8%	—	—	2.9%

Three Months Ended March 31, 2017:
Revenue	$1,867.5	$1,732.7	$827.0	$—	$—	$4,427.2
Gross profit	106.1	20.4	41.9	—	—	168.4
Equity in earnings of joint ventures	6.0	5.3	10.5	—	—	21.8
General and administrative expenses	—	—	—	(1.8)	(28.1)	(29.9)
Acquisition and integration expenses	—	—	—	—	(20.0)	(20.0)
Gain on disposal activities	0.6	—	—	—	—	0.6
Operating income	112.7	25.7	52.4	(1.8)	(48.1)	140.9

Gross profit as a % of revenue	5.7%	1.2%	5.1%	—	—	3.8%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Six Months Ended March 31, 2018:
Revenue	$3,946.6	$4,013.8	$1,741.3	$—	$—	$9,701.7
Gross profit	198.1	13.8	65.5	—	—	277.4
Equity in earnings of joint ventures	10.3	14.6	17.9	—	—	42.8
General and administrative expenses	—	—	—	(5.5)	(59.4)	(64.9)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Operating income	208.4	(139.8)	83.4	(5.5)	(59.4)	87.1

Gross profit as a % of revenue	5.0%	0.3%	3.8%	—	—	2.9%

Six Months Ended March 31, 2017:
Revenue	$3,708.3	$3,482.9	$1,594.3	$—	$—	$8,785.5
Gross profit	201.3	34.2	102.9	—	—	338.4
Equity in earnings of joint ventures	10.1	9.6	23.5	—	—	43.2
General and administrative expenses	—	—	—	(4.5)	(58.0)	(62.5)
Acquisition and integration expenses	—	—	—	—	(35.4)	(35.4)
Gain on disposal activities	0.6	—	—	—	—	0.6
Operating income	212.0	43.8	126.4	(4.5)	(93.4)	284.3

Gross profit as a % of revenue	5.4%	1.0%	6.5%	—	—	3.9%

Reportable Segments:
Total assets
March 31, 2018	$7,112.5	$4,175.2	$2,636.4	$208.4	$484.8	$14,617.3
September 30, 2017	6,992.6	4,114.5	2,704.6	199.1	386.2	14,397.0

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

Condensed Consolidating Balance Sheets

(unaudited — in millions)

March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$4.6	$262.3	$600.3	$—	$867.2
Accounts receivable—net	—	2,556.0	2,652.9	—	5,208.9
Intercompany receivable	735.9	78.0	135.3	(949.2)	—
Prepaid expenses and other current assets	66.8	332.8	249.0	—	648.6
Current assets held for sale	—	—	116.8	—	116.8
Income taxes receivable	30.1	—	52.4	—	82.5
TOTAL CURRENT ASSETS	837.4	3,229.1	3,806.7	(949.2)	6,924.0
PROPERTY AND EQUIPMENT—NET	176.5	225.3	181.6	—	583.4
DEFERRED TAX ASSETS—NET	149.9	56.0	172.6	(158.6)	219.9
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,797.7	2,280.9	—	(9,078.6)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	10.9	60.1	313.9	—	384.9
GOODWILL	—	3,392.7	2,549.9	—	5,942.6
INTANGIBLE ASSETS—NET	—	243.3	124.9	—	368.2
OTHER NON-CURRENT ASSETS	50.3	49.3	94.7	—	194.3
TOTAL ASSETS	$8,022.7	$9,536.7	$7,244.3	$(10,186.4)	$14,617.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$9.8	$—	$—	$—	$9.8
Accounts payable	31.1	1,368.9	886.2	—	2,286.2
Accrued expenses and other current liabilities	56.7	1,052.0	1,059.0	—	2,167.7
Income taxes payable	—	—	28.4	—	28.4
Intercompany payable	93.4	777.0	164.9	(1,035.3)	—
Billings in excess of costs on uncompleted contracts	2.4	350.3	626.7	—	979.4
Current liabilities held for sale	—	—	46.5	—	46.5
Current portion of long-term debt	36.5	26.2	61.2	—	123.9
TOTAL CURRENT LIABILITIES	229.9	3,574.4	2,872.9	(1,035.3)	5,641.9
OTHER LONG-TERM LIABILITIES	138.8	264.7	485.9	—	889.4
DEFERRED TAX LIABILITY—NET	—	—	165.0	(158.6)	6.4
NOTE PAYABLE INTERCOMPANY—NON CURRENT	671.4	—	477.3	(1,148.7)	—
LONG-TERM DEBT	2,949.3	277.1	588.6	—	3,815.0
TOTAL LIABILITIES	3,989.4	4,116.2	4,589.7	(2,342.6)	10,352.7
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,033.3	5,420.5	2,430.7	(7,843.8)	4,040.7
Noncontrolling interests	—	—	223.9	—	223.9
TOTAL STOCKHOLDERS’ EQUITY	4,033.3	5,420.5	2,654.6	(7,843.8)	4,264.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,022.7	$9,536.7	$7,244.3	$(10,186.4)	$14,617.3

Condensed Consolidating Balance Sheets

(unaudited - in millions)

September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$32.6	$254.9	$514.9	$—	$802.4
Accounts receivable—net	—	2,426.4	2,701.3	—	5,127.7
Intercompany receivable	723.6	89.0	183.4	(996.0)	—
Prepaid expenses and other current assets	67.5	366.5	262.7	—	696.7
Income taxes receivable	4.3	—	51.1	—	55.4
TOTAL CURRENT ASSETS	828.0	3,136.8	3,713.4	(996.0)	6,682.2
PROPERTY AND EQUIPMENT—NET	160.2	215.0	246.2	—	621.4
DEFERRED TAX ASSETS—NET	239.7	61.7	164.5	(294.6)	171.3
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,606.2	2,812.8	—	(9,419.0)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	7.2	69.7	287.3	—	364.2
GOODWILL	—	3,392.7	2,600.2	—	5,992.9
INTANGIBLE ASSETS—NET	—	271.6	143.5	—	415.1
OTHER NON-CURRENT ASSETS	8.7	47.4	93.8	—	149.9
TOTAL ASSETS	$7,850.0	$10,007.7	$7,248.9	$(10,709.6)	$14,397.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.1	$—	$0.1	$—	$1.2
Accounts payable	33.8	1,301.7	914.4	—	2,249.9
Accrued expenses and other current liabilities	92.2	1,171.8	981.5	—	2,245.5
Income taxes payable	—	8.1	30.1	—	38.2
Intercompany payable	149.2	789.5	159.6	(1,098.3)	—
Billings in excess of costs on uncompleted contracts	3.4	341.7	557.7	—	902.8
Current portion of long-term debt	110.9	14.9	15.0	—	140.8
TOTAL CURRENT LIABILITIES	390.6	3,627.7	2,658.4	(1,098.3)	5,578.4
OTHER LONG-TERM LIABILITIES	102.3	290.7	488.3	—	881.3
DEFERRED TAX LIABILITY—NET	—	0.6	314.5	(294.6)	20.5
NOTE PAYABLE INTERCOMPANY—NON CURRENT	0.1	—	467.2	(467.3)	—
LONG-TERM DEBT	3,366.9	281.6	53.6	—	3,702.1
TOTAL LIABILITIES	3,859.9	4,200.6	3,982.0	(1,860.2)	10,182.3
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,990.1	5,807.1	3,048.3	(8,849.4)	3,996.1
Noncontrolling interests	—	—	218.6	—	218.6
TOTAL STOCKHOLDERS’ EQUITY	3,990.1	5,807.1	3,266.9	(8,849.4)	4,214.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,850.0	$10,007.7	$7,248.9	$(10,709.6)	$14,397.0

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,690.7	$2,130.0	$(29.8)	$4,790.9

Cost of revenue	—	2,610.4	2,069.1	(29.8)	4,649.7
Gross profit	—	80.3	60.9	—	141.2

Equity in earnings from subsidiaries	(18.2)	(120.2)	—	138.4	—
Equity in earnings of joint ventures	—	6.8	6.3	—	13.1
General and administrative expenses	(27.3)	—	(2.9)	—	(30.2)
Impairment of assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Loss from operations	(45.5)	(33.1)	(103.9)	138.4	(44.1)

Other income	10.2	5.1	4.0	(6.8)	12.5
Interest expense	(93.0)	(4.3)	(10.0)	6.8	(100.5)
Loss before income tax (benefit) expense	(128.3)	(32.3)	(109.9)	138.4	(132.1)

Income tax (benefit) expense	(8.6)	(17.6)	1.8	—	(24.4)
Net loss	(119.7)	(14.7)	(111.7)	138.4	(107.7)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(12.0)	—	(12.0)
Net loss attributable to AECOM	$(119.7)	$(14.7)	$(123.7)	$138.4	$(119.7)

	For the three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,562.5	$1,855.6	$9.1	$4,427.2

Cost of revenue	—	2,467.9	1,781.8	9.1	4,258.8
Gross profit	—	94.6	73.8	—	168.4

Equity in earnings from subsidiaries	166.0	102.0	—	(268.0)	—
Equity in earnings of joint ventures	—	9.1	12.7	—	21.8
General and administrative expenses	(28.1)	—	(1.8)	—	(29.9)
Acquisition and integration expenses	(20.0)	—	—	—	(20.0)
Gain on disposal activity	—	—	0.6	—	0.6
Income from operations	117.9	205.7	85.3	(268.0)	140.9

Other income	0.5	8.4	1.5	(9.1)	1.3
Interest expense	(55.1)	(6.0)	(9.8)	9.1	(61.8)
Income before income tax (benefit) expense	63.3	208.1	77.0	(268.0)	80.4

Income tax (benefit) expense	(39.1)	41.4	(37.7)	—	(35.4)
Net income	102.4	166.7	114.7	(268.0)	115.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(13.4)	—	(13.4)
Net income attributable to AECOM	$102.4	$166.7	$101.3	$(268.0)	$102.4

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the six months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$5,412.0	$4,331.5	$(41.8)	$9,701.7

Cost of revenue	—	5,218.2	4,247.9	(41.8)	9,424.3
Gross profit	—	193.8	83.6	—	277.4

Equity in earnings from subsidiaries	187.9	63.0	—	(250.9)	—
Equity in earnings of joint ventures	—	24.0	18.8	—	42.8
General and administrative expenses	(59.4)	—	(5.5)	—	(64.9)
Impairment of assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Income/(loss) from operations	128.5	280.8	(71.3)	(250.9)	87.1

Other income	10.4	10.5	6.7	(12.8)	14.8
Interest expense	(145.3)	(8.9)	(15.3)	12.8	(156.7)
(Loss) income before income tax expense (benefit)	(6.4)	282.4	(79.9)	(250.9)	(54.8)

Income tax expense (benefit)	2.0	94.9	(168.4)	—	(71.5)
Net (loss) income	(8.4)	187.5	88.5	(250.9)	16.7
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(25.1)	—	(25.1)
Net (loss) income attributable to AECOM	$(8.4)	$187.5	$63.4	$(250.9)	$(8.4)

	For the six months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$5,095.2	$3,694.5	$(4.2)	$8,785.5

Cost of revenue	—	4,883.9	3,567.4	(4.2)	8,447.1
Gross profit	—	211.3	127.1	—	338.4

Equity in earnings from subsidiaries	283.6	131.2	—	(414.8)	—
Equity in earnings of joint ventures	—	22.0	21.2	—	43.2
General and administrative expenses	(58.0)	—	(4.5)	—	(62.5)
Acquisition and integration expenses	(35.4)	—	—	—	(35.4)
Gain on disposal activity	—	—	0.6	—	0.6
Income from operations	190.2	364.5	144.4	(414.8)	284.3

Other income	0.9	16.0	4.4	(19.2)	2.1
Interest expense	(102.9)	(11.6)	(20.1)	19.2	(115.4)
Income before income tax (benefit) expense	88.2	368.9	128.7	(414.8)	171.0

Income tax (benefit) expense	(61.4)	77.4	(26.6)	—	(10.6)
Net income	149.6	291.5	155.3	(414.8)	181.6
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(32.0)	—	(32.0)
Net income attributable to AECOM	$149.6	$291.5	$123.3	$(414.8)	$149.6

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(119.7)	$(14.7)	$(111.7)	$138.4	$(107.7)
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives, net of tax	(0.1)	—	(1.6)	—	(1.7)
Foreign currency translation adjustments	—	—	15.5	—	15.5
Pension adjustments, net of tax	0.7	—	(16.8)	—	(16.1)
Other comprehensive income (loss), net of tax	0.6	—	(2.9)	—	(2.3)
Comprehensive loss, net of tax	(119.1)	(14.7)	(114.6)	138.4	(110.0)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(12.6)	—	(12.6)
Comprehensive loss attributable to AECOM, net of tax	$(119.1)	$(14.7)	$(127.2)	$138.4	$(122.6)

	For the three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$102.4	$166.7	$114.7	$(268.0)	$115.8
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	1.2	—	1.1	—	2.3
Foreign currency translation adjustments	—	—	40.9	—	40.9
Pension adjustments, net of tax	0.7	—	(2.2)	—	(1.5)
Other comprehensive income, net of tax	1.9	—	39.8	—	41.7
Comprehensive income, net of tax	104.3	166.7	154.5	(268.0)	157.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(13.8)	—	(13.8)
Comprehensive income attributable to AECOM, net of tax	$104.3	$166.7	$140.7	$(268.0)	$143.7

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the six months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(8.4)	$187.5	$88.5	$(250.9)	$16.7
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	0.6	—	(1.5)	—	(0.9)
Foreign currency translation adjustments	—	—	9.5	—	9.5
Pension adjustments, net of tax	1.5	—	(15.1)	—	(13.6)
Other comprehensive income (loss), net of tax	2.1	—	(7.1)	—	(5.0)
Comprehensive (loss) income, net of tax	(6.3)	187.5	81.4	(250.9)	11.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(26.5)	—	(26.5)
Comprehensive loss attributable to AECOM, net of tax	$(6.3)	$187.5	$54.9	$(250.9)	$(14.8)

	For the six months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$149.6	$291.5	$155.3	$(414.8)	$181.6
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4.1	—	(0.4)	—	3.7
Foreign currency translation adjustments	—	—	(33.0)	—	(33.0)
Pension adjustments, net of tax	1.3	—	14.1	—	15.4
Other comprehensive income (loss), net of tax	5.4	—	(19.3)	—	(13.9)
Comprehensive income, net of tax	155.0	291.5	136.0	(414.8)	167.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(32.1)	—	(32.1)
Comprehensive income attributable to AECOM, net of tax	$155.0	$291.5	$103.9	$(414.8)	$135.6

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the six months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(149.6)	$121.0	$199.4	$—	$170.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Net investment in unconsolidated joint ventures	(3.7)	(9.3)	(42.6)	—	(55.6)
Proceeds from sales of investments	—	—	0.2	—	0.2
Payments for capital expenditures, net of disposals	(6.7)	(26.6)	(8.9)	—	(42.2)
Net investment in intercompany notes	(1.7)	(611.1)	(61.9)	674.7	—
Other intercompany investing activities	5.9	627.3	—	(633.2)	—
Net cash used in investing activities	(6.2)	(19.7)	(103.4)	41.5	(87.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,049.0	—	664.4	—	5,713.4
Repayments of borrowings under credit agreements	(4,743.9)	(9.5)	(83.1)	—	(4,836.5)
Redemption of unsecured senior notes	(800.0)	—	—	—	(800.0)
Prepayment premium on redemption of unsecured senior notes	(34.5)	—	—	—	(34.5)
Cash paid for debt issuance costs	(10.4)	—	—	—	(10.4)
Proceeds from issuance of common stock	15.5	—	—	—	15.5
Proceeds from exercise of stock options	3.2	—	—	—	3.2
Payments to repurchase common stock	(27.2)	—	—	—	(27.2)
Net distributions to noncontrolling interests	—	—	(24.1)	—	(24.1)
Other financing activities	6.2	(48.0)	18.1	—	(23.7)
Net borrowings (repayments) on intercompany notes	669.9	(16.7)	21.5	(674.7)	—
Other intercompany financing activities	—	(19.7)	(613.5)	633.2	—
Net cash provided by (used in) financing activities	127.8	(93.9)	(16.7)	(41.5)	(24.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	6.1	—	6.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28.0)	7.4	85.4	—	64.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	254.9	514.9	—	802.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4.6	$262.3	$600.3	$—	$867.2

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the six months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(137.5)	$117.3	$51.6	$—	$31.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of business, net of cash disposed	—	—	2.2	—	2.2
Net investment in unconsolidated joint ventures	—	(0.7)	(21.3)	—	(22.0)
Proceeds from sales of investments	—	—	0.6	—	0.6
Payments for capital expenditures, net of disposals	(10.2)	(18.0)	(10.5)	—	(38.7)
Net (investment in) receipts from intercompany notes	(6.8)	(3.6)	20.5	(10.1)	—
Other intercompany investing activities	44.5	(70.6)	0.1	26.0	—
Net cash provided by (used in) investing activities	27.5	(92.9)	(8.4)	15.9	(57.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,116.3	—	6.8	—	3,123.1
Repayments of borrowings under credit agreements	(3,979.0)	(12.7)	(11.3)	—	(4,003.0)
Proceeds from issuance of unsecured senior notes	1,000.0	—	—	—	1,000.0
Cash paid for debt issuance costs	(12.5)	—	—	—	(12.5)
Proceeds from issuance of common stock	14.3	—	—	—	14.3
Proceeds from exercise of stock options	3.7	—	—	—	3.7
Payments to repurchase common stock	(18.0)	—	—	—	(18.0)
Net distributions to noncontrolling interests	—	—	(33.4)	—	(33.4)
Other financing activities	(11.3)	(35.8)	37.0	—	(10.1)
Net borrowings (repayments) on intercompany notes	1.0	(20.5)	9.4	10.1	—
Other intercompany financing activities	—	60.2	(34.2)	(26.0)	—
Net cash provided by (used in) financing activities	114.5	(8.8)	(25.7)	(15.9)	64.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(3.7)	—	(3.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4.5	15.6	13.8	—	33.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	196.3	494.0	—	692.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6.3	$211.9	$507.8	$—	$726.0

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future non-core oil and gas business sales and restructuring costs; future accounting estimates; future conversions of backlog; future capital allocation priorities including share repurchases, trade receivables, debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; we are dependent on long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; impacts of the Tax Act (including changes in interpretations and assumptions we have made, future guidance and other actions we may take as a result of the Tax Act); we may experience losses under fixed-price contracts; we have limited control over operations run through our joint venture entities; we may be liable for misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business; we may not maintain adequate surety and financial capacity; we are highly leveraged and may not be able to service our debt and guarantees; we have exposure to political and economic risks in different countries where we operate as well as currency exchange rate fluctuations; we may not be able to retain and recruit key technical and management personnel; we may be subject to legal claims; we may have inadequate insurance coverage; we are subject to environmental law compliance and may not have adequate nuclear indemnification; there may be unexpected adjustments and cancellations related to our backlog; we are dependent on partners and third parties who may fail to satisfy their obligations; we may not be able to manage pension costs; we may face cybersecurity issues and IT outages; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

During our first quarter ended December 31, 2017, President Trump signed the Tax Cuts and Jobs Act legislation that went into law (Tax Act). The Tax Act reduces our U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for our fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings and eliminates or reduces certain deductions. We have not completed our accounting for the tax effects of the Tax Act. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax but we have not made any estimate of the impact on our indefinite reinvestment of earnings of certain of our foreign subsidiaries.

In December 2015, the federal legislation referred to as the Fixing America’s Surface Transportation Act (the FAST Act) was authorized. The FAST Act is a five-year federal program expected to provide infrastructure spending on roads, bridges, and public transit and rail systems. While client spending patterns are likely to remain uneven, we expect that the passage of the FAST Act will continue to positively impact our transportation services business in the next several years.

The U.S. federal government has proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact to our infrastructure business.

In September 2017, we announced our capital allocation policy to allocate free cash from operations to reduce our long-term debt and lower our overall leverage ratio. After significantly reducing our leverage ratio, we plan to allocate free cash from operations to engage in a stock repurchase program.

We intend to expand ACAP by working with a co-sponsor to jointly raise capital to invest in private real estate development projects.

In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports per the US Trade Expansion Act of 1962 increasing the price for steel and aluminum in the United States that could impact client spending and affect the profitability of our fixed-price construction projects.

We expect to sell certain non-core oil and gas businesses in North America from our Construction Services business segment and we may incur additional restructuring costs in the second half of the fiscal year. In addition, following management’s review of the Company’s risk profile, we do not expect to pursue future new fixed price combined cycle gas power plant EPC construction projects. As a result of these decisions, we have removed oil and gas, and power projects totaling approximately $150 million and $500 million, respectively, from our backlog which is expected to lower our fiscal year 2018 earnings.

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

Results of Operations

Three and six months ended March 31, 2018 compared to the three and six months ended March 31, 2017

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$4,790.9	$4,427.2	$363.7	8.2%	$9,701.7	$8,785.5	$916.2	10.4%
Cost of revenue	4,649.7	4,258.8	390.9	9.2	9,424.3	8,447.1	977.2	11.6
Gross profit	141.2	168.4	(27.2)	(16.2)	277.4	338.4	(61.0)	(18.0)
Equity in earnings of joint ventures	13.1	21.8	(8.7)	(39.9)	42.8	43.2	(0.4)	(0.9)
General and administrative expenses	(30.2)	(29.9)	(0.3)	1.0	(64.9)	(62.5)	(2.4)	3.8
Impairment of assets held for sale, including goodwill	(168.2)	—	(168.2)	NM*	(168.2)	—	(168.2)	NM*
Acquisition and integration expenses	—	(20.0)	20.0	(100.0)	—	(35.4)	35.4	(100.0)
Gain on disposal activities	—	0.6	(0.6)	(100.0)	—	0.6	(0.6)	(100.0)
(Loss) income from operations	(44.1)	140.9	(185.0)	(131.3)	87.1	284.3	(197.2)	(69.4)
Other income	12.5	1.3	11.2	NM*	14.8	2.1	12.7	NM*
Interest expense	(100.5)	(61.8)	(38.7)	62.6	(156.7)	(115.4)	(41.3)	35.8
(Loss) income before income tax benefit	(132.1)	80.4	(212.5)	(264.3)	(54.8)	171.0	(225.8)	(132.0)
Income tax benefit	(24.4)	(35.4)	11.0	(31.1)	(71.5)	(10.6)	(60.9)	NM*
Net (loss) income	(107.7)	115.8	(223.5)	(193.0)	16.7	181.6	(164.9)	(90.8)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(12.0)	(13.4)	1.4	(10.4)	(25.1)	(32.0)	6.9	(21.6)
Net (loss) income attributable to AECOM	$(119.7)	$102.4	$(222.1)	(216.9)%	$(8.4)	$149.6	$(158.0)	(105.6)%

* NM - not meaningful

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	97.1	96.2	97.1	96.1
Gross margin	2.9	3.8	2.9	3.9
Equity in earnings of joint ventures	0.3	0.5	0.4	0.5
General and administrative expense	(0.6)	(0.6)	(0.7)	(0.8)
Impairment of assets held sale, including goodwill	(3.5)	0.0	(1.7)	0.0
Acquisition and integration expenses	0.0	(0.5)	0.0	(0.4)
Gain on disposal activities	0.0	0.0	0.0	0.0
(Loss) income from operations	(0.9)	3.2	0.9	3.2
Other income	0.3	0.0	0.2	0.0
Interest expense	(2.2)	(1.4)	(1.7)	(1.3)
(Loss) income before income tax benefit	(2.8)	1.8	(0.6)	1.9
Income tax benefit	(0.6)	(0.8)	(0.8)	(0.2)
Net (loss) income	(2.2)	2.6	0.2	2.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.3)	(0.3)	(0.4)
Net (loss) income attributable to AECOM	(2.5)%	2.3%	(0.1)%	1.7%

Revenue

Our revenue for the three months ended March 31, 2018 increased $363.7 million, or 8.2%, to $4,790.9 million as compared to $4,427.2 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2018 increased $916.2 million, or 10.4%, to $9,701.7 million as compared to $8,785.5 million for the corresponding period last year.

The increase in revenue for the three months ended March 31, 2018 was primarily attributable to increases in our DCS segment of $137.2 million, our CS segment of $155.6 million, and our MS segment of $70.9 million, as discussed further below.

The increase in revenue for the six months ended March 31, 2018 was primarily attributable to increases in our DCS segment of $238.3 million, our CS segment of $530.9 million, and our MS segment of $147.0 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the three months ended March 31, 2018 and 2017 were $2.4 billion and $2.1 billion, respectively. Subcontractor and other direct costs for the six months ended March 31, 2018 and 2017 were $5.1 billion and $4.4 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue increased to 51% during the three months ended March 31, 2018 from 48% during the three months ended March 31, 2017 due to increased building construction in our CS segment as discussed below. Subcontractor costs and other direct costs as a percentage of revenue increased to 52% during the six months ended March 31, 2018 from 50% during the six months ended March 31, 2017 due to increased building construction in our CS segment, as discussed below.

Gross Profit

Our gross profit for the three months ended March 31, 2018 decreased $27.2 million, or 16.2%, to $141.2 million as compared to $168.4 million for the corresponding period last year.

Our gross profit for the six months ended March 31, 2018 decreased $61.0 million, or 18.0%, to $277.4 million as compared to $338.4 million for the corresponding period last year.

Gross profit changes were due to the reasons noted in DCS, CS and MS segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2018 was $13.1 million as compared to $21.8 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2018 was $42.8 million as compared to $43.2 million in the corresponding period last year.

The decrease in equity in earnings of joint ventures for the three months ended March 31, 2018 was primarily due to decreased profitability in a joint venture in our CS segment and reduced volume in a joint venture in our MS segment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2018 increased $0.3 million, or 1.0%, to $30.2 million as compared to $29.9 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.6% of revenue for the three months ended March 31, 2018 and 2017.

Our general and administrative expenses for the six months ended March 31, 2018 increased $2.4 million, or 3.8%, to $64.9 million as compared to $62.5 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.7% of revenue for the six months ended March 31, 2018 from 0.8% in the corresponding period last year.

Impairment of Assets Held for Sale, Including Goodwill

Impairment of assets held for sale, including goodwill, was $168.2 million for both the three and six months ended March 31, 2018. The loss was due to the anticipated disposition of certain non-core oil and gas businesses in North America from our CS segment. The anticipated disposition resulted in a remeasurement of the assets held for sale, which were recorded at their estimated fair values less costs to sell. Included in the impairment of assets held for sale was a goodwill impairment charge of $125.4 million. Goodwill associated with the assets held for sale was originally recognized in the acquisition of URS Corporation in October 2014.  Weak market demand for oil and gas services, primarily due to volatile commodity prices for Western Canada Select, resulted in lower fair value than previously measured at our annual impairment testing date as of September 30, 2017. The oil and gas businesses incurred restructuring charges in the first quarter of fiscal year 2018 to improve operational efficiency. However, delays and cancellations of several major capital projects, as well as ongoing transportation issues, adversely affected near term financial performance forecasts. Cash flows from the reporting unit that includes the assets held for sale were negative for the six months ended March 31, 2018, which was in line with our expectations given the seasonal nature of the oil and gas business.  We expect cash flows for the remaining reporting unit to be positive for the remainder of the fiscal year.

Acquisition and Integration Expenses

Acquisition and integration expenses, resulting from business acquisitions, were comprised of the following:

	Three months ended		Six months ended
	Mar 31, 2018	Mar 31, 2017	Mar 31, 2018	Mar 31, 2017
	(in millions)
Severance and personnel costs	$—	$18.4	$—	$29.9
Professional service, real estate-related, and other expenses	—	1.6	—	5.5
Total	$—	$20.0	$—	$35.4

Our acquisition and integration expenses associated with the URS integration are complete.

Other Income

Our other income for the three months ended March 31, 2018 increased to $12.5 million from $1.3 million for the corresponding period last year.

Our other income for the six months ended March 31, 2018 increased to $14.8 million from $2.1 million for the corresponding period last year.

The increase in other income was primarily due to a $9.1 million gain realized in the quarter ended March 31, 2018 from a foreign exchange forward contract entered into as part of the refinance of our credit agreement.

Interest Expense

Our interest expense for the three months ended March 31, 2018 increased to $100.5 million as compared to $61.8 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2018 increased to $156.7 million as compared to $115.4 million for the corresponding period last year.

The increase in interest expense was primarily due to a $34.5 million prepayment premium of our $800 million unsecured 5.750% Senior Notes due 2022 at a price of 104.3% during the quarter ended March 31, 2018.

Income Tax Benefit

Our income tax benefit for the three months ended March 31, 2018 was $24.4 million as compared to $35.4 million in the corresponding period last year. The decrease in tax benefit for the current period compared to the corresponding period last year is due primarily to a larger tax benefit from a one-time item recorded in the second quarter of 2017 as compared to the one-time items recorded in the second quarter of 2018. During the second quarter of 2017, we released certain valuation allowances in the amount of $57.2 million in the United Kingdom. During the second quarter of 2018, we recorded a $24.8 million tax benefit related to changes in uncertain tax position primarily in the U.S and a tax expense of $33.9 million related to the goodwill impairment charge, which was non-deductible for tax purposes. In addition, the second quarter of 2018 benefited from the tax impacts of a decrease in overall pre-tax income of $212.5 million. These items are not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

Our income tax benefit for the six months ended March 31, 2018 was $71.5 million compared to $10.6 million for the corresponding period last year. The increase in tax benefit for the current period compared to the corresponding period last year is due primarily to a benefit of $36.0 million related to changes in uncertain tax positions primarily in the U.S. and Canada during the six-month period ended March 31, 2018, a $41.7 million net benefit related to one-time U.S. federal tax law changes in the first quarter of 2018, and the tax impacts of a decrease in overall pre-tax income of $225.8 million, partially offset by the release of certain valuation allowances in the amount of $57.2 million in the United Kingdom in the second quarter of 2017 and a tax expense of $33.9 million related to the goodwill impairment charge in the second quarter of 2018, which was non-deductible for tax purposes. These items are not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

During the second quarter of 2018, we received a favorable settlement of uncertain tax positions in the U.S. related to R&D credits for tax years 2012, 2013 and 2014 and as a result, recorded an income tax benefit of $26.2 million, which included the remeasurement of our U.S. R&D credit uncertain tax positions for future years based on the favorable outcome of the examination.

During the first quarter of 2018, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (the Tax Act) into law. The Tax Act reduced our U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for our fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings and eliminates or reduces certain deductions.

In the first quarter of 2018, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations which could potentially affect the measurement of these balances. The provisional amount recorded in the first quarter related to the remeasurement of our deferred tax balance was a $36.1 million tax benefit. In addition, we released the deferred tax liability and recorded a tax benefit related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $77.0 million and accrued current tax on these earnings as part of the one-time transition tax. As of March 31, 2018, we have not made any additional measurement period adjustments related to these items.

Also during the first quarter 2018, we recorded a provisional amount for the one-time transition tax liability for our foreign subsidiaries resulting in an increase in income tax expense of $71.4 million. We have not yet completed our calculation of the total foreign earnings and profits of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets at the end of the current fiscal year. This amount may change when we finalize the calculation of foreign earnings and finalize the amounts held in cash or other specified assets. As of March 31, 2018, we have not made any additional measurement period adjustments related to these items.

During the second quarter of 2017, certain valuation allowances in the amount of $57.2 million in the United Kingdom were released due to sufficient positive evidence obtained during the second quarter of 2017. We evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence included forecasting coming out of a three-year cumulative OCI loss position within the foreseeable future, a strong history of earnings from continuing operations and the use of net operating losses on a taxable basis.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $46 million).

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net (Loss) Income Attributable to AECOM

The factors described above resulted in net loss attributable to AECOM of $119.7 million and $8.4 million for the three and six months ended March 31, 2018, respectively, as compared to net income attributable to AECOM of $102.4 million and $149.6 million for the three and six months ended March 31, 2017, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$2,004.7	$1,867.5	$137.2	7.3%	$3,946.6	$3,708.3	$238.3	6.4%
Cost of revenue	1,884.4	1,761.4	123.0	7.0	3,748.5	3,507.0	241.5	6.9
Gross profit	$120.3	$106.1	$14.2	13.4%	$198.1	$201.3	$(3.2)	(1.6)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.0	94.3	95.0	94.6
Gross profit	6.0%	5.7%	5.0%	5.4%

Revenue

Revenue for our DCS segment for the three months ended March 31, 2018 increased $137.2 million, or 7.3%, to $2,004.7 million as compared to $1,867.5 million for the corresponding period last year.

Revenue for our DCS segment for the six months ended March 31, 2018 increased $238.3 million, or 6.4%, to $3,946.6 million as compared to $3,708.3 million for the corresponding period last year.

The increase in revenue for the three months ended March 31, 2018 was attributable to the favorable impact from foreign currency of approximately $60 million, and increases in the Americas and Asia Pacific (APAC) of approximately $40 million and $30 million, respectively.

The increase in revenue for the six months ended March 31, 2018 was attributable to the favorable impact from foreign currency of approximately $90 million, and increases in APAC and the Americas of approximately $60 million and $50 million, respectively.

Gross Profit

Gross profit for our DCS segment for the three months ended March 31, 2018 increased $14.2 million, or 13.4%, to $120.3 million as compared to $106.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.0% of revenue for the three months ended March 31, 2018 from 5.7% in the corresponding period last year.

Gross profit for our DCS segment for the six months ended March 31, 2018 decreased $3.2 million, or 1.6%, to $198.1 million as compared to $201.3 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 5.0% of revenue for the six months ended March 31, 2018 from 5.4% in the corresponding period last year.

The increase in the three months ended March 31, 2018 was primarily due to improved profitability in the Americas and APAC.

Construction Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$1,888.3	$1,732.7	$155.6	9.0%	$4,013.8	$3,482.9	$530.9	15.2%
Cost of revenue	1,901.6	1,712.3	189.3	11.1	4,000.0	3,448.7	551.3	16.0
Gross profit	$(13.3)	$20.4	$(33.7)	(165.2)%	$13.8	$34.2	$(20.4)	(59.6)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	100.7	98.8	99.7	99.0
Gross profit	(0.7)%	1.2%	0.3%	1.0%

Revenue

Revenue for our CS segment for the three months ended March 31, 2018 increased $155.6 million, or 9.0%, to $1,888.3 million as compared to $1,732.7 million for the corresponding period last year.

Revenue for our CS segment for the six months ended March 31, 2018 increased $530.9 million, or 15.2%, to $4,013.8 million as compared to $3,482.9 million for the corresponding period last year.

The increases in revenue for the three months ended March 31, 2018 were primarily attributable to approximately $85 million in increased revenue due to the construction of residential high-rise buildings in the city of New York. Additionally, the increase was due to the inclusion of approximately $120 million of revenue from entities acquired during fiscal year 2018 and 2017.

The increases in revenue for the six months ended March 31, 2018 were primarily attributable to approximately $320 million in increased revenue due to the construction of residential high-rise buildings in the city of New York. Additionally, the increase was due to the inclusion of approximately $280 million of revenue from entities acquired during fiscal year 2018 and 2017.

Gross Profit

Gross profit for our CS segment for the three months ended March 31, 2018 decreased $33.7 million, or 165.2%, to $(13.3) million as compared to $20.4 million for the corresponding period last year.

Gross profit for our CS segment for the six months ended March 31, 2018 decreased $20.4 million, or 59.6%, to $13.8 million as compared to $34.2 million for the corresponding period last year.

The decreases in gross profit for the three and six months ended March 31, 2018 were primarily due to losses in the oil and gas business in North America and two projects in the building construction and civil construction businesses, partially offset by earnings from entities acquired in fiscal year 2017 and revenue increases in our construction businesses noted above.

Management Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$897.9	$827.0	$70.9	8.6%	$1,741.3	$1,594.3	$147.0	9.2%
Cost of revenue	863.7	785.1	78.6	10.0	1,675.8	1,491.4	184.4	12.4
Gross profit	$34.2	$41.9	$(7.7)	(18.4)%	$65.5	$102.9	$(37.4)	(36.3)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	96.2	94.9	96.2	93.5
Gross profit	3.8%	5.1%	3.8%	6.5%

Revenue

Revenue for our MS segment for the three months ended March 31, 2018 increased $70.9 million, or 8.6%, to $897.9 million as compared to $827.0 million for the corresponding period last year.

Revenue for our MS segment for the six months ended March 31, 2018 increased $147.0 million, or 9.2%, to $1,741.3 million as compared to $1,594.3 million for the corresponding period last year.

The increases in revenue for the three and six months ended March 31, 2018 were primarily due to various projects with the U.S. government, including projects with the United States Army in the Middle East.

Gross Profit

Gross profit for our MS segment for the three months ended March 31, 2018 decreased $7.7 million, or 18.4%, to $34.2 million as compared to $41.9 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 3.8% of revenue for the three months ended March 31, 2018 from 5.1% in the corresponding period last year.

Gross profit for our MS segment for the six months ended March 31, 2018 decreased $37.4 million, or 36.3%, to $65.5 million as compared to $102.9 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 3.8% of revenue for the six months ended March 31, 2018 from 6.5% in the corresponding period last year.

The decrease in gross profit and gross profit as a percentage of revenue for the six months ended March 31, 2018 was primarily due to the absence of an approximately $35 million benefit recorded in the three months ended December 31, 2016, from the settlement of the Waste Treatment Plant qui tam civil lawsuit filed pursuant to the federal False Claims Act, net of legal fees.

AECOM Capital

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Equity in earnings of joint ventures	$—	—	$—	0.0%	$—	—	$—	0.0%
General and administrative expenses	(2.9)	(1.8)	(1.1)	61.1	(5.5)	(4.5)	(1.0)	22.2

Results of operations for ACAP did not significantly change for the three and six months ended March 31, 2018 compared to the same period in the prior year.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months. We expect to sell certain assets and non-core oil and gas businesses and use the proceeds to pay off debt.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2018, we have not determined whether we will continue to indefinitely reinvest the earnings of certain foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At March 31, 2018, cash and cash equivalents were $867.2 million, an increase of $64.8 million, or 8.1%, from $802.4 million at September 30, 2017. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under our debt agreements, partially offset by capital expenditures net of proceeds from disposals, net distributions to noncontrolling interest, net investment in unconsolidated joint ventures, and repurchases of common stock.

Net cash provided by operating activities was $170.8 million for the six months ended March 31, 2018, an increase from $31.4 million for the six months ended March 31, 2017. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the six months ended March 31, 2018 provided a net benefit of $28.9 million as compared to a net unfavorable impact of $20.4 million during the six months ended March 31, 2017. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $87.8 million for the six months ended March 31, 2018, as compared to $57.9 million for the six months ended March 31, 2017.

Net cash used in financing activities was $24.3 million for the six months ended March 31, 2018 as compared to net cash provided by financing activities of $64.1 million for the six months ended March 31, 2017. This change was primarily attributable to the early redemption of the 2014 5.750% Senior Notes due 2022 for $834.5 million offset by $876.9 million in borrowings under credit agreements during the six months ended March 31, 2018 as compared to the issuance of the 2017 Senior Notes for $1.0 billion offset by $879.9 million repayments under credit agreements during the six months ended March 31, 2017.

Acquisition and Integration Expenses

Acquisition and integration expenses, resulting from business acquisitions, are comprised of the following:

	Three months ended		Six months ended
	Mar 31, 2018	Mar 31, 2017	Mar 31, 2018	Mar 31, 2017
	(in millions)
Severance and personnel costs	$—	$18.4	$—	$29.9
Professional service, real estate-related, and other expenses	—	1.6	—	5.5
Total	$—	$20.0	$—	$35.4

Our acquisition and integration expenses associated with the URS integration are complete.

Working Capital

Working capital, or current assets less current liabilities, increased $178.3 million, or 16.2%, to $1,282.1 million at March 31, 2018 from $1,103.8 million at September 30, 2017. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, decreased $4.6 million, or 0.1%, to $4,229.5 million at March 31, 2018 from $4,224.9 million at September 30, 2017.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 80 days at March 31, 2018 compared to 77 days at September 30, 2017.

In Note 4, “Accounts Receivable—Net,” in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

Unbilled receivables related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Other than as disclosed, there are no material net receivables related to contract claims as of March 31, 2018 and September 30, 2017. Award fees in unbilled receivables are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	March 31, 2018	September 30, 2017
	(in millions)
2014 Credit Agreement	$1,797.7	$908.7
2014 Senior Notes	800.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.8	247.7
Other debt	153.6	140.0
Total debt	3,999.1	3,896.4
Less: Current portion of debt and short-term borrowings	(133.7)	(142.0)
Less: Unamortized debt issuance costs	(50.4)	(52.3)
Long-term debt	$3,815.0	$3,702.1

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2018:

Fiscal Year
2018 (six months remaining)	$59.7
2019	118.1
2020	78.6
2021	477.7
2022	294.6
Thereafter	2,970.4
Total	$3,999.1

2014 Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some of our subsidiaries (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors’ pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of certain conditions specified in the Credit Agreement and Security Agreement.

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to our acquisition of URS.

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

On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of our revolving credit facility from $1.05 billion to $1.35 billion with a term expiring on March 13, 2023; (4) reduce our interest rate borrowing costs as follows: (a) the term loan B facility, at our election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at our election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at our election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of our fiscal quarter ending June 30, 2018, Base Rate loans plus a margin ranging from .25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); (5) revise certain covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.0 at March 31, 2018. Our Consolidated Interest Coverage Ratio was 4.7 at March 31, 2018. As of March 31, 2018, we were in compliance with the covenants of the Credit Agreement.

At March 31, 2018 and September 30, 2017, outstanding standby letters of credit totaled $64.2 million and $58.1 million, respectively, under our revolving credit facilities. As of March 31, 2018 and September 30, 2017, we had $1,159.0 million and $991.9 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes). On November 2, 2015, we completed an exchange offer to exchange the unregistered 2014 Senior Notes for registered notes, as well as all related guarantees. On March 16, 2018, we redeemed all of the 2022 Notes at a redemption price that was 104.313% of the principal amount outstanding plus accrued and unpaid interest. The $34.5 million prepayment premium was included in interest expense.

As of March 31, 2018, the estimated fair value of the 2024 Notes was approximately $836.0 million. The fair value of the 2024 Notes as of March 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The indenture pursuant to which the 2024 Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

We were in compliance with the covenants relating to the 2024 Notes as of March 31, 2018.

2017 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes) and used the proceeds to immediately retire the remaining $127.6 million outstanding on the then existing term loan B facility as well as repay $600 million of the term loan A facility and $250 million of the revolving credit facility under our Credit Agreement. On June 30, 2017, we completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2018, the estimated fair value of the 2017 Senior Notes was approximately $961.3 million. The fair value of the 2017 Senior Notes as of March 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2018.

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

As of March 31, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $253.5 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of March 31, 2018 was $247.8 million. The fair value of the 2022 URS Senior Notes as of March 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of March 31, 2018, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued for payment of performance guarantees. At March 31, 2018 and September 30, 2017, these outstanding standby letters of credit totaled $455.1 million and $445.7 million, respectively. As of March 31, 2018, we had $482.7 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2018 and 2017 was 4.7% and 4.2%, respectively.

Interest expense in the consolidated statements of operations for the three and six months ended March 31, 2018 and 2017 included a prepayment premium of $34.5 million to redeem the 2022 Notes. Additionally, amortization of deferred debt issuance costs for the three and six months ended March 31, 2018 was $9.8 million and $12.6 million, respectively, and for the three and six months ended March 31, 2017 was $8.7 million and $11.5 million, respectively.

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

Other than normal property and equipment additions and replacements, expenditures to further the implementation of our various information technology systems, commitments under our incentive compensation programs, amounts we may expend to repurchase stock under our stock repurchase program and acquisitions from time to time, we currently do not have any significant capital expenditures or outlays planned except as described below. However, if we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of March 31, 2018, there was approximately $519.3 million outstanding under standby letters of credit issued primarily in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. The total amounts of employer contributions paid for the six months ended March 31, 2018 were $4.3 million for U.S. plans and $14.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2018, we had an aggregate of $1,797.7 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on certain levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.0%. For the six months ended March 31, 2018, our weighted average floating rate borrowings were $1,616.0 million, or $985.7 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2018 would have increased by $4.9 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns, interest rate fluctuations and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, commodity price volatility has previously impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients’ investment decisions. In addition, our clients may find it more difficult to raise capital in the future to fund their projects due to uncertainty in the municipal and general credit markets.

In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports per the US Trade Expansion Act of 1962 increasing the price for steel and aluminum in the United States which could impact client spending.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2017 and 2016, approximately 48% and 47%, respectively, of our revenue was derived from contracts with government entities.

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

During the first quarter of 2018, President Trump signed the Tax Cuts and Jobs Act legislation into law (Tax Act). We have not completed our accounting for the tax effects of the Tax Act. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax but we have not made any estimate of the impact on our indefinite reinvestment of earnings of some foreign subsidiaries. The final impact of the Tax Act on our reported results in fiscal year 2018 and beyond may differ from the estimates provided in this periodic report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, future guidance that may be issued, and other actions we may take as a result of the Tax Act that are different from that presently contemplated.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We had approximately $4.0 billion of indebtedness (excluding intercompany indebtedness) outstanding as of March 31, 2018, of which $2.0 billion was secured obligations (exclusive of $64.2 million of outstanding undrawn letters of credit) and we have an additional $1,159.0 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to certain conditions.

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

•                  changes in regulatory practices, tariffs and taxes, such as Brexit;

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

Security threats and information technology systems outages could adversely harm our business.

We develop, install and maintain information technology systems for our clients and employees. We may experience errors, outages, or delays of service in our information technology systems, which could significantly disrupt our operations; impact our clients and employees; damage our reputation; result in litigation and regulatory fines or penalties. Client contracts for the performance of information technology services, primarily with the federal government, as well as various privacy and securities laws pertaining to client and employee usage require us to manage and protect sensitive and proprietary information. For example, the European’s Union General Data Protection Regulation, which becomes effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location.

We face the threat to our information technology systems of unauthorized access, computer hackers, computer viruses, malicious code, cyber-attacks, phishing and other cybersecurity problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary information. We rely on industry-accepted security measures and technology to securely maintain all proprietary information on our information technology systems. In the ordinary course of business, we have been targeted by malicious cyber-attacks. Anyone who circumvents our security measures could misappropriate proprietary information, including information regarding us, our employees and/or our clients, or cause interruptions in our operations. Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and to prevent, detect and respond to cybersecurity incidents, there can be no assurance that our efforts will prevent these threats. As these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against system disruptions and security breaches.

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

Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, while we maintain insurance, that specifically cover these attacks, our coverage may not sufficiently cover all types of losses or claims that may arise.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the quarter ending March 31, 2018, we recorded an impairment of assets held for sale, which included a goodwill impairment charge of $125.4 million related to the anticipated disposition of non-core oil and gas businesses.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. At September 30, 2017, our contracted backlog was comprised of 42%, 30%, and 28% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material price contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports increasing the prices for steel and aluminum in the United States which could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of March 31, 2018 and September 30, 2017, we were contingently liable for $5.3 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $519.3 million and $503.8 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety provide the contracted services under the performance or payment bond. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

•                  redeem or repurchase our equity securities;

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the six months ended March 31, 2018 by $4.9 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

At March 31, 2018, our contracted backlog was approximately $22.9 billion, our awarded backlog was approximately $23.9 billion and our unconsolidated joint venture backlog was approximately $3.1 billion for a total backlog of $49.9 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. Since August 2011, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million under a previous stock repurchase program. No stock repurchases were made under the new or the previous stock repurchase program in the six months ended March 31, 2018.

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

Item 5.  Other Information

On May 8, 2018, AECOM entered into an agreement to allow Mr. Burke and his eligible dependents to receive certain post-employment health care benefits, see Exhibit 10.1 entitled “Letter Agreement, dated as of May 8, 2018 between AECOM and Michael S. Burke.”

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/16/2017

4.1	Fourth Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association	Form 8-K	10.2	3/14/2018

4.2	First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association	Form 8-K	10.3	3/14/2018

10.1#	Letter Agreement, dated as of May 8, 2018 between AECOM and Michael S. Burke				X

10.2	Amendment No. 5 to Credit Agreement, dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer.	Form 8-K	10.1	3/14/2018

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

# Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 9, 2018	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer