Form 10-Q
period 2018-06-29
AECOM
filed 2018-08-08
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, 160,780,324 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$628,321	$665,871
Cash in consolidated joint ventures	173,098	136,491
Total cash and cash equivalents	801,419	802,362
Accounts receivable—net	5,447,985	5,127,743
Prepaid expenses and other current assets	651,816	696,718
Current assets held for sale	63,303	—
Income taxes receivable	79,319	55,399
TOTAL CURRENT ASSETS	7,043,842	6,682,222
PROPERTY AND EQUIPMENT—NET	607,151	621,357
DEFERRED TAX ASSETS—NET	181,564	171,331
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	398,134	364,223
GOODWILL	5,928,029	5,992,881
INTANGIBLE ASSETS—NET	343,185	415,096
OTHER NON-CURRENT ASSETS	225,512	149,846
TOTAL ASSETS	$14,727,417	$14,396,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$47,402	$1,221
Accounts payable	2,517,234	2,249,872
Accrued expenses and other current liabilities	2,184,672	2,245,519
Income taxes payable	28,493	38,176
Billings in excess of costs on uncompleted contracts	968,778	902,812
Current liabilities held for sale	17,914	—
Current portion of long-term debt	125,577	140,779
TOTAL CURRENT LIABILITIES	5,890,070	5,578,379
OTHER LONG-TERM LIABILITIES	340,116	322,199
DEFERRED TAX LIABILITY—NET	14,354	20,515
PENSION BENEFIT OBLIGATIONS	515,450	559,068
LONG-TERM DEBT	3,707,293	3,702,109
TOTAL LIABILITIES	10,467,283	10,182,270

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2018 and September 30, 2017; issued and outstanding 160,693,918 and 157,529,419 shares as of June 30, 2018 and September 30, 2017, respectively	1,607	1,575
Additional paid-in capital	3,820,281	3,733,572
Accumulated other comprehensive loss	(758,287)	(700,661)
Retained earnings	1,014,131	961,640
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,077,732	3,996,126
Noncontrolling interests	182,402	218,560
TOTAL STOCKHOLDERS’ EQUITY	4,260,134	4,214,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,727,417	$14,396,956

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$5,147,920	$4,561,467	$14,849,662	$13,347,014

Cost of revenue	4,962,741	4,386,291	14,387,059	12,833,421
Gross profit	185,179	175,176	462,603	513,593

Equity in earnings of joint ventures	12,863	66,458	55,621	109,667
General and administrative expenses	(35,159)	(33,944)	(100,046)	(96,427)
Impairment of assets held for sale, including goodwill	—	—	(168,178)	—
Acquisition and integration expense	—	—	—	(35,409)
(Loss) gain on disposal activities	(2,149)	—	(2,149)	572
Income from operations	160,734	207,690	247,851	491,996

Other income	2,752	2,136	17,542	4,237
Interest expense	(55,213)	(61,547)	(211,955)	(176,985)
Income before income tax expense (benefit)	108,273	148,279	53,438	319,248

Income tax expense (benefit)	33,131	12,205	(38,362)	1,556
Net income	75,142	136,074	91,800	317,692
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(14,232)	(34,747)	(39,309)	(66,790)
Net income attributable to AECOM	$60,910	$101,327	$52,491	$250,902

Net income attributable to AECOM per share:
Basic	$0.38	$0.65	$0.33	$1.62
Diluted	$0.37	$0.64	$0.32	$1.58

Weighted average shares outstanding:
Basic	160,395	155,763	159,266	155,128
Diluted	163,213	158,820	162,426	158,488

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income	$75,142	$136,074	$91,800	$317,692

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	626	563	(214)	4,263
Foreign currency translation adjustments	(67,255)	46,203	(57,742)	13,164
Pension adjustments, net of tax	15,188	(6,562)	1,553	8,866
Other comprehensive (loss) income, net of tax	(51,441)	40,204	(56,403)	26,293
Comprehensive income, net of tax	23,701	176,278	35,397	343,985
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(14,078)	(35,032)	(40,532)	(67,160)
Comprehensive income (loss) attributable to AECOM, net of tax	$9,623	$141,246	$(5,135)	$276,825

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,800	$317,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,141	205,978
Equity in earnings of unconsolidated joint ventures	(55,621)	(109,667)
Distribution of earnings from unconsolidated joint ventures	86,367	110,934
Non-cash stock compensation	54,341	58,674
Prepayment premium on redemption of unsecured senior notes	34,504	—
Impairment of assets held for sale, including goodwill	168,178	—
Foreign currency translation	(49,687)	(1,058)
Write-off of debt issuance costs	7,048	—
Loss (gain) on disposal activities	2,149	(572)
Other	115	(8,027)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(365,608)	(146,912)
Prepaid expenses and other assets	(32,375)	(108,214)
Accounts payable	258,349	264,698
Accrued expenses and other current liabilities	(94,533)	(159,766)
Billings in excess of costs on uncompleted contracts	41,662	108,119
Other long-term liabilities	(104,163)	(86,522)
Net cash provided by operating activities	242,667	445,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) related to business acquisitions	2,203	(1,733)
Cash acquired from consolidation of joint venture	7,630	—
Proceeds from disposal of businesses, net of cash disposed	19,537	2,200
Investment in unconsolidated joint ventures	(75,992)	(44,882)
Return of investment in unconsolidated joint ventures	12,700	34,087
Proceeds from sales of investments	2,738	700
Payments for purchase of investments	(20,240)	—
Proceeds from disposal of property and equipment	23,124	6,178
Payments for capital expenditures	(88,754)	(64,677)
Net cash used in investing activities	(117,054)	(68,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	7,439,180	4,638,662
Repayments of borrowings under credit agreements	(6,654,873)	(5,635,212)
Proceeds from issuance of unsecured senior notes	—	1,000,000
Redemption of unsecured senior notes	(800,000)	(179,208)
Prepayment premium on redemption of unsecured senior notes	(34,504)	—
Cash paid for debt issuance costs	(10,708)	(13,041)
Proceeds from issuance of common stock	27,300	24,717
Proceeds from exercise of stock options	3,200	3,679
Payments to repurchase common stock	(29,342)	(22,332)
Net distributions to noncontrolling interests	(72,736)	(44,603)
Other financing activities	8,702	(29,421)
Net cash used in financing activities	(123,781)	(256,759)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,775)	(157)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(943)	120,314
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	802,362	692,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$801,419	$812,459

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

The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2018.

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

2.              New Accounting Pronouncements and Changes in Accounting

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company continues to evaluate the impact of the new guidance on its consolidated financial statements, including the expected impact on its business processes, systems, and controls, and potential differences in the timing or method of revenue recognition for its contracts. The Company will adopt the new standard on October 1, 2018, using the modified retrospective method, which requires recognizing the net cumulative effects of adoption as an adjustment to retained earnings. Based on its initial evaluation, the Company expects the impacts of adoption to be primarily related to combining contracts that were previously segmented into a single performance obligation.

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance will be effective for the Company’s fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for some practical expedients. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

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

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and some other instruments. The new guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the Company’s fiscal year starting October 1, 2020. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

In August 2016, the FASB issued new accounting guidance clarifying how entities should classify cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for the Company in its fiscal year beginning October 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its consolidated statement of cash flows.

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

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one acquisition during the nine months ended June 30, 2018 and two acquisitions during the year ended September 30, 2017 for a total consideration of $5.6 million and $164.4 million, respectively. The business combinations did not meet the quantitative thresholds to require separate disclosures based on the Company’s consolidated net assets, investments and net income. The acquisitions were accounted for under the purchase method of accounting. As such, the purchase considerations were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services, by purchasing 100% of the outstanding shares of URS common stock. The Company paid total consideration of approximately $2.3 billion in cash and issued approximately $1.6 billion of AECOM common stock to the former stockholders and equity award holders of URS. In connection with the acquisition, the Company also assumed URS’s senior notes totaling $0.4 billion, net of Company repayments. The Company repaid in full URS’s $0.6 billion 2011 term loan and $0.1 billion of URS’s revolving line of credit.

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

Amortization of intangible assets relating to URS, included in cost of revenue, was $16.0 million and $20.9 million during the three months ended June 30, 2018 and 2017, respectively, and $52.4 million and $62.7 million during the nine months ended June 30, 2018 and 2017, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $1.7 million and $(2.0) million, respectively, during the three months ended June 30, 2018 and $2.4 million and $(2.1) million, respectively, during the three months ended June 30, 2017, related to joint venture fair value adjustments. Included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $5.3 million and $(6.2) million, respectively, during the nine months ended June 30, 2018 and $6.9 million and $(6.4) million, respectively, during the nine months ended June 30, 2017, related to joint venture fair value adjustments.

Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired. This margin fair value liability was $24.1 million at June 30, 2018 and $8.6 million at September 30, 2017, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. Income from operations related to the margin fair value liability recognized during the three months ended June 30, 2018 and 2017 was $8.1 million and $1.6 million, respectively.

Acquisition and integration expenses, relating to business acquisitions, in the accompanying consolidated statements of operations are comprised of the following:

Nine months ended June 30, 2017
(in millions)
Severance and personnel costs	$29.9
Professional service, real estate-related, and other expenses	5.5
Total	$35.4

Included in severance and personnel costs for the nine months ended June 30, 2017 was $7.7 million of severance expenses, which was substantially all paid as of June 30, 2018. All acquisition and integration expenses are classified within the Corporate segment, as presented in Note 15. Our acquisition and integration expenses associated with the URS acquisition are complete.

In the second quarter of fiscal year 2018, management approved a plan to sell non-core oil and gas assets in North America, included in the Company’s Construction Services segment (the Disposal Group). The Company classified the related assets and liabilities of the Disposal Group as held for sale in the consolidated balance sheet. In the third quarter of fiscal year 2018, the Company sold a portion of the assets in the Disposal Group and recognized a $2.1 million loss on disposal. The remaining unsold portion of the Disposal Group remains classified as held for sale. The Company recorded losses related to the remeasurement of the Disposal Group based on estimated fair value less costs to sell resulting in total asset impairments of $168.2 million, recorded in Impairment of Assets Held for Sale. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, including bid prices from potential buyers. In connection with the classification of the Disposal Group as held for sale, the Company tested the amount of goodwill and other intangible assets allocated to the Disposal Group for impairment. The Company recorded an impairment of goodwill during the nine months ended June 30, 2018 of $125.4 million and an impairment of intangible and other noncurrent assets of $42.8 million. As of June 30, 2018, current assets held for sale were primarily comprised of accounts receivable of $48.0 million and property, plant and equipment of $14.3 million. As of June 30, 2018, current liabilities held for sale were primarily comprised of accounts payable of $12.6 million. The Company expects to complete the sale of the remaining Disposal Group assets within the next twelve months.

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2018 were as follows:

	September 30, 2017	Measurement Period Adjustments	Impairment	Foreign Exchange Impact	June 30, 2018
	(in millions)
Design and Consulting Services	$3,218.9	$—	$—	$(24.1)	$3,194.8
Construction Services	1,049.9	91.0	(125.4)	(8.7)	1,006.8
Management Services	1,724.1	—	—	2.3	1,726.4
Total	$5,992.9	$91.0	$(125.4)	$(30.5)	$5,928.0

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2018 and September 30, 2017, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2018			September 30, 2017
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,286.7	$(945.0)	$341.7	$1,283.6	$(870.2)	$413.4	1 - 11
Trademark / tradename	18.3	(16.8)	1.5	18.3	(16.6)	1.7	0.3 - 2
Total	$1,305.0	$(961.8)	$343.2	$1,301.9	$(886.8)	$415.1

Amortization expense of acquired intangible assets included within cost of revenue was $75.0 million and $76.5 million for the nine months ended June 30, 2018 and 2017, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal year 2018 and for the succeeding years:

Fiscal Year	(in millions)
2018 (three months remaining)	$22.7
2019	83.9
2020	70.0
2021	56.9
2022	44.1
Thereafter	65.6
Total	$343.2

4.              Accounts Receivable—Net

Net accounts receivable consisted of the following:

	June 30, 2018	September 30, 2017
	(in millions)
Billed	$2,560.6	$2,317.8
Unbilled	2,295.0	2,293.5
Contract retentions	638.9	568.6
Total accounts receivable—gross	5,494.5	5,179.9
Allowance for doubtful accounts	(46.5)	(52.2)
Total accounts receivable—net	$5,448.0	$5,127.7

Billed accounts receivable represents amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of June 30, 2018 and September 30, 2017 are expected to be billed and collected within twelve months. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of milestones, other contractual conditions, or upon the completion of a project. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2018 and September 30, 2017.

The Company sold trade receivables to financial institutions, of which $342.7 million and $325.2 million were outstanding as of June 30, 2018 and September 30, 2017, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Some of the Company’s joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass through entities to bill the third-party customer. For consolidated joint ventures of this type, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s result of operations. For some of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

The Company also has joint ventures that have their own employees and operating expenses, and to which the Company generally makes a capital contribution. The Company accounts for these joint ventures either as consolidated entities or equity method investments based on the criteria further discussed below.

The Company follows guidance on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint venture’s economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	June 30, 2018	September 30, 2017
	(in millions)
Current assets	$906.0	$832.1
Non-current assets	198.4	188.8
Total assets	$1,104.4	$1,020.9

Current liabilities	$638.2	$524.9
Non-current liabilities	12.3	12.4
Total liabilities	650.5	537.3
Total AECOM equity	272.1	274.7
Noncontrolling interests	181.8	208.9
Total owners’ equity	453.9	483.6
Total liabilities and owners’ equity	$1,104.4	$1,020.9

Total revenue of the consolidated joint ventures was $1,820.8 million and $1,457.0 million for the nine months ended June 30, 2018 and 2017, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures is as follows:

	June 30, 2018	September 30, 2017
	(in millions)
Current assets	$1,759.0	$1,912.2
Non-current assets	896.5	749.8
Total assets	$2,655.5	$2,662.0

Current liabilities	$1,381.6	$1,570.2
Non-current liabilities	223.0	185.1
Total liabilities	1,604.6	1,755.3
Joint ventures’ equity	1,050.9	906.7
Total liabilities and joint ventures’ equity	$2,655.5	$2,662.0

AECOM’s investment in joint ventures	$398.1	$364.2

	Nine Months Ended
	June 30, 2018	June 30, 2017
	(in millions)
Revenue	$4,041.7	$4,077.7
Cost of revenue	3,843.7	3,862.9
Gross profit	$198.0	$214.8
Net income	$191.8	$205.3

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2018	June 30, 2017
	(in millions)
Pass through joint ventures	$29.8	$27.5
Other joint ventures	25.8	82.2
Total	$55.6	$109.7

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

The following table details the components of net periodic cost for the Company’s pension plans for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$1.3	$0.2	$1.0	$0.3	$3.7	$0.8	$3.2	$0.9
Interest cost on projected benefit obligation	5.1	8.1	4.8	7.1	15.5	24.3	14.4	21.0
Expected return on plan assets	(7.9)	(10.8)	(7.7)	(10.5)	(23.6)	(32.6)	(23.2)	(30.8)
Amortization of prior service cost	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net loss	1.0	2.0	1.0	3.3	3.0	6.2	3.2	9.7
Settlement loss recognized	—	—	—	—	—	0.2	—	—
Net periodic (benefit) cost	$(0.5)	$(0.5)	$(0.9)	$0.2	$(1.4)	$(1.2)	$(2.4)	$0.7

The total amounts of employer contributions paid for the nine months ended June 30, 2018 were $6.6 million for U.S. plans and $21.1 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2018 are $5.2 million for U.S. plans and $6.2 million for non-U.S. plans.

7.              Debt

Debt consisted of the following:

	June 30, 2018	September 30, 2017
	(in millions)
2014 Credit Agreement	$1,667.7	$908.7
2014 Senior Notes	800.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.8	247.7
Other debt	214.3	140.0
Total debt	3,929.8	3,896.4
Less: Current portion of debt and short-term borrowings	(173.0)	(142.0)
Less: Unamortized debt issuance costs	(49.5)	(52.3)
Long-term debt	$3,707.3	$3,702.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2018:

Fiscal Year
2018 (three months remaining)	$72.7
2019	122.2
2020	86.9
2021	485.8
2022	301.0
Thereafter	2,861.2
Total	$3,929.8

2014 Credit Agreement

The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

The Credit Agreement contains covenants that limit the ability of the Company and the ability of some of its subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into various types of burdensome agreements; or (vii) make investments.

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

On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (1) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (2) extend the term of the term loan A and the revolving credit facility to September 29,

2021; (3) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (4) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (5) revise covenants, including the Maximum Consolidated Leverage Ratio so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for its AECOM Capital business.

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans;” (2) revise the definition of “Working Capital” as used in “Excess Cash Flow;” (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to the Company’s ability to undertake internal restructuring steps to accommodate changes in tax laws.

On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of the Company’s revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (4) reduce the Company’s interest rate borrowing costs as follows: (a) the term loan B facility, at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at the Company’s election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at the Company’s election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of the Company’s fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); and (5) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.1 at June 30, 2018. The Company’s Consolidated Interest Coverage Ratio was 4.6 at June 30, 2018. As of June 30, 2018, the Company was in compliance with the covenants of the Credit Agreement.

At June 30, 2018 and September 30, 2017, outstanding standby letters of credit totaled $53.9 million and $58.1 million, respectively, under the Company’s revolving credit facilities. As of June 30, 2018 and September 30, 2017, the Company had $1,220.4 million and $991.9 million, respectively, available under its revolving credit facility.

2014 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of its unsecured 5.75% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of its unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes). On November 2, 2015, the Company completed an exchange offer to exchange the unregistered 2014 Senior Notes for registered notes, as well as all related guarantees. On March 16, 2018, the Company redeemed all of the 2022 Notes at a redemption price that was 104.313% of the principal amount outstanding plus accrued and unpaid interest. The March 16, 2018 redemption resulted in a $34.5 million prepayment premium, which was included in interest expense.

As of June 30, 2018, the estimated fair value of its 2024 Notes was approximately $824.0 million. The fair value of the 2024 Notes as of June 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The indenture pursuant to which the 2024 Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

The Company was in compliance with the covenants relating to the 2024 Notes as of June 30, 2018.

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

As of June 30, 2018, the estimated fair value of the Company’s 2017 Senior Notes was approximately $935.0 million. The fair value of the Company’s 2017 Senior Notes as of June 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest is payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2017 Senior Notes will mature on March 15, 2027.

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

The indenture pursuant to which the 2017 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of June 30, 2018.

URS Senior Notes

In connection with the URS acquisition, the Company assumed URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and are fully and unconditionally guaranteed on a joint-and-several basis by some former URS domestic subsidiary guarantors.

As of June 30, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $251.0 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of June 30, 2018 was $247.8 million. The fair value of the 2022 URS Senior Notes as of June 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2018, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities of $214.3 million as of June 30, 2018. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in conjunction with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2018 and September 30, 2017, these outstanding standby letters of credit totaled $451.9 million and $445.7 million, respectively. As of June 30, 2018, the Company had $485.9 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2018 and 2017 was 4.6% and 4.4%, respectively.

Interest expense in the consolidated statements of operations for the nine months ended June 30, 2018 included a prepayment premium of $34.5 million to redeem the 2022 Notes. Additionally, amortization of deferred debt issuance costs for the three and nine months ended June 30, 2018 was $2.5 million and $15.1 million, respectively, and for the three and nine months ended June 30, 2017 was $2.8 million and $14.3 million, respectively.

8.              Derivative Financial Instruments and Fair Value Measurements

The Company uses interest rate derivative contracts to hedge interest rate exposures on the Company’s variable rate debt. The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company’s hedging program is not designated for trading or speculative purposes.

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

June 30, 2018
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
USD	300.0	1.54%	September 2018
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

September 30, 2017
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
USD	300.0	1.63%	June 2018
USD	300.0	1.54%	September 2018

The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 67.3 million (or $50.9 million) and AUD 15.1 million (or $11.3 million) at June 30, 2018 and September 30, 2017, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2018 and 2017.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to derivative instruments and were not material at June 30, 2018 or September 30, 2017.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the nine months ended June 30, 2018 and 2017. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of June 30, 2018 and September 30, 2017 was $13 million and $13 million, respectively. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the nine months ended June 30 was as follows:

	2018		2017
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	0.7	$31.11	0.9	$30.36
Options granted	—	—	—	—
Options exercised	(0.1)	27.79	(0.2)	26.42
Options forfeited or expired	—	—	—	—
Outstanding at June 30	0.6	31.62	0.7	31.11

Vested and expected to vest in the future as of June 30	0.6	$31.62	0.7	$31.11

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $37.69 and $38.16 during the nine months ended June 30, 2018 and 2017, respectively. The weighted average grant date fair value of restricted stock unit awards was $36.91 and $37.97 during the nine months ended June 30, 2018 and 2017, respectively. Total compensation expense related to share-based payments including stock options was $54.3 million and $58.7 million during the nine months ended June 30, 2018 and 2017, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2018 and September 30, 2017 was $111.1 million and $96.8 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

The Company’s effective tax rate was (71.8)% and 0.5% for the nine months ended June 30, 2018 and 2017, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 24.5% and the Company’s effective tax rate for the nine-month period ended June 30, 2018 were a $41.7 million net benefit related to one-time U.S. federal tax law changes, a benefit of $33.8 million related to changes in uncertain tax positions primarily in the U.S. and Canada, and a benefit of $21.6 million related to income tax credits and incentives, partially offset by tax expense of $33.9 million related to a goodwill impairment charge, which was non-deductible for tax purposes. These items are not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the benefits related to income tax credits and incentives.

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

During the first quarter of fiscal year 2018, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (Tax Act) into law. The Tax Act reduced the Company’s U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for the Company’s fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on foreign sourced earnings and eliminates or reduces deductions.

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

At June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances and other assets and liabilities and the one-time transition tax during the quarter ended December 31, 2017. The Company has not been able to make a reasonable estimate of the impact on its indefinite reinvestment of earnings of foreign subsidiaries and therefore will continue to account for those items based on its existing accounting under ASC 740. As further guidance and accounting interpretations are expected, the Company’s analysis is considered incomplete.

Other significant provisions include a base erosion anti-abuse tax (BEAT) on excessive amounts paid to foreign related parties and a minimum tax on global intangible low-taxed income (GILTI). The Company has not elected a method of accounting for BEAT and GILTI and will only do so after completion of the analysis of the provisions and the impact to the Company.

In the first quarter of fiscal year 2018, the Company remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing the Tax Act and refining its calculations which could potentially affect the measurement of these balances. The provisional amount recorded in the first quarter related to the remeasurement of the Company’s deferred tax balance was a $36.1 million tax benefit. In addition in the first quarter, the Company released the deferred tax liability and recorded a tax benefit of $77.0 million related to foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely and accrued current tax on these earnings as part of the one-time transition tax. As of June 30, 2018, the Company has not made any additional measurement period adjustments related to these items.

During the first quarter of fiscal year 2018, the Company recorded a provisional amount for the one-time transition tax liability for its foreign subsidiaries resulting in an increase in income tax expense of $71.4 million. The Company has not yet completed its calculation of the total foreign earnings and profits of its foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets at the end of the fiscal year. This amount may change when the Company finalizes the calculation of foreign earnings and finalize the amounts held in cash or other specified assets. As of June 30, 2018, the Company has not made any additional measurement period adjustments related to these items.

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

The Company is currently under tax audit in several jurisdictions including a U.S. federal income tax examination for URS-pre-acquisition tax years 2012, 2013 and 2014. The Company believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in an adjustment to U.S. net operating loss carryforwards, but will not result in a material change in the liability for uncertain tax positions.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.7 billion are able to and intended to be reinvested indefinitely. At June 30, 2018, the Company has not determined whether it will continue to indefinitely reinvest the earnings of foreign subsidiaries and therefore will continue to account for these undistributed earnings based on existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax described above. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and nine months ended June 30, 2018 and 2017, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Denominator for basic earnings per share	160.4	155.8	159.3	155.1
Potential common shares	2.8	3.0	3.1	3.4
Denominator for diluted earnings per share	163.2	158.8	162.4	158.5

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	September 30, 2017
	(in millions)
Accrued salaries and benefits	$938.9	$1,018.5
Accrued contract costs	853.3	911.9
Other accrued expenses	392.5	315.1
	$2,184.7	$2,245.5

Accrued contract costs above include balances related to professional liability accruals of $540.5 million and $547.9 million as of June 30, 2018 and September 30, 2017, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2018 and September 30, 2017. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the nine months ended June 30, 2018. The Company incurred $26.7 million of primarily severance expenses relating to restructuring activities during the nine months ended June 30, 2018, of which $23.3 million was paid as of June 30, 2018.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at June 30, 2018. The entitlement resulted from pension costs that are reimbursable through government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2018 and 2017 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2018	$(295.5)	$(410.2)	$(1.3)	$(707.0)
Other comprehensive income (loss) before reclassification	13.0	(67.1)	0.4	(53.7)
Amounts reclassified from accumulated other comprehensive loss	2.2	—	0.2	2.4
Balances at June 30, 2018	$(280.3)	$(477.3)	$(0.7)	$(758.3)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2017	$(353.5)	$(516.8)	$(1.3)	$(871.6)
Other comprehensive (loss) income before reclassification	(9.8)	46.0	(0.1)	36.1
Amounts reclassified from accumulated other comprehensive loss	3.2	—	0.6	3.8
Balances at June 30, 2017	$(360.1)	$(470.8)	$(0.8)	$(831.7)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive loss before reclassification	(5.8)	(58.9)	(0.7)	(65.4)
Amounts reclassified from accumulated other comprehensive loss	7.4	—	0.4	7.8
Balances at June 30, 2018	$(280.3)	$(477.3)	$(0.7)	$(758.3)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive (loss) income before reclassification	(0.7)	12.9	2.1	14.3
Amounts reclassified from accumulated other comprehensive income	9.5	—	2.1	11.6
Balances at June 30, 2017	$(360.1)	$(470.8)	$(0.8)	$(831.7)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At June 30, 2018 and September 30, 2017, the Company was contingently liable in the amount of approximately $505.8 million and $503.8 million, respectively, in issued standby letters of credit and $5.5 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. WGI Ohio assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio’s parent company, see Note 3, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are nearing completion and WGI Ohio increased its receivable during the quarter ended June 30, 2018.

WGI Ohio can provide no certainty that it will recover the claims submitted against DOE in December 2014, any future claims or any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company’s results of operations.

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 1, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended cross-complaint against URS Corporation and AECOM in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. On May 4, 2018, the design build contractor dismissed its claims for negligent interference. On May 24, 2018, URS Corporation filed an $11.9 million second amended complaint in Superior Court against the design build contractor for its failure to pay for services performed under the design agreement. URS Corporation and AECOM cannot provide assurances that URS Corporation will be successful in the recovery of the amounts owed to it under the design agreement or in their defense against the amounts alleged under the cross-complaint that they believe are without merit and that they intend to vigorously defend against. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex factual and legal issues; there is substantial uncertainty regarding any alleged damages, including due to liability of and payments, by third parties; and the matter is at a discovery stage of litigation.

New York Department of Environmental Conservation

The following matter is disclosed pursuant to Regulation S-K, Item 103, Instruction 5.C pertaining to a government authority environmental claim exceeding $100,000 against an AECOM affiliate. In September 2017, AECOM USA, Inc., one of the Company’s wholly-owned subsidiaries, was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc., cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government’s claims and any negotiations of a consent order or other resolution.

Illinois Power Generating Company

Advatech, LLC, a joint venture 60% owned by AECOM Energy & Construction, Inc., executed a fixed-cost engineering, procurement and construction contract for a flue-gas-desulfurization system at a coal-fired power plant owned by Illinois Power Generating Company, a wholly-owned subsidiary of Dynegy, Inc. (Genco). On September 2, 2016, Genco terminated Advatech’s contract for convenience and Advatech subsequently submitted its final contractual invoice of approximately $81 million. Advatech filed and perfected a mechanics lien on the Genco power plant property on October 17, 2016. On December 9, 2016, Genco filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas and its plan of reorganization was approved by the Bankruptcy Court on January 25, 2017 (the Bankruptcy Plan). Advatech’s contractual invoice and mechanics lien were not extinguished per the terms of the Bankruptcy Plan and remain outstanding claims. On March 15, 2017, Advatech filed a demand for arbitration and on July 21, 2017 submitted a Statement of Claim seeking reimbursement of approximately $81 million for Genco’s breach of contract and failure to reimburse Advatech for all of the cost of work performed under the contract.

Advatech intends to vigorously prosecute this matter and seeks to collect all claimed amounts under the terms of the contract; however, Advatech cannot provide assurance that it will be successful in these efforts. The resolution of this matter and any potential range of loss in excess of any current accrual cannot be reasonably determined or estimated at this time, primarily because the matter has not been fully arbitrated and presents unique regulatory, bankruptcy and contractual interpretation issues.

15.       Reportable Segments

The Company’s operations are organized into four reportable segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). During the third quarter of fiscal year 2017, operating activities of ACAP achieved a level of significance sufficient to warrant disclosure as a separate reportable segment. Prior to the third quarter of fiscal year 2017, ACAP’s operating results were included in the corporate segment, and comparable periods were reclassified to reflect the change. The Company’s DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company’s CS reportable segment provides construction services primarily in the Americas. The Company’s MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government. The Company’s ACAP segment invests in real estate, public-private partnership (P3) and infrastructure projects. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Three Months Ended June 30, 2018:
Revenue	$2,105.4	$2,106.7	$935.9	$—	$—	$5,148.0
Gross profit	116.1	9.1	60.0	—	—	185.2
Equity in earnings of joint ventures	4.2	2.3	6.3	—	—	12.8
General and administrative expenses	—	—	—	(3.7)	(31.4)	(35.1)
Loss on disposal activities	—	(2.1)	—	—	—	(2.1)
Operating income (loss)	120.3	9.3	66.3	(3.7)	(31.4)	160.8

Gross profit as a % of revenue	5.5%	0.4%	6.4%	—	—	3.6%

Three Months Ended June 30, 2017:
Revenue	$1,863.5	$1,841.7	$856.3	$—	$—	$4,561.5
Gross profit	91.2	26.2	57.8	—	—	175.2
Equity in earnings of joint ventures	2.5	7.0	8.6	48.4	—	66.5
General and administrative expenses	—	—	—	(2.1)	(31.9)	(34.0)
Operating income (loss)	93.7	33.2	66.4	46.3	(31.9)	207.7

Gross profit as a % of revenue	4.9%	1.4%	6.7%	—	—	3.8%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Nine Months Ended June 30, 2018:
Revenue	$6,052.0	$6,120.5	$2,677.2	$—	$—	$14,849.7
Gross profit	314.2	22.9	125.5	—	—	462.6
Equity in earnings of joint ventures	14.5	16.9	24.2	—	—	55.6
General and administrative expenses	—	—	—	(9.2)	(90.8)	(100.0)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Loss on disposal activities	—	(2.1)	—	—	—	(2.1)
Operating income (loss)	328.7	(130.5)	149.7	(9.2)	(90.8)	247.9

Gross profit as a % of revenue	5.2%	0.4%	4.7%	—	—	3.1%

Nine Months Ended June 30, 2017:
Revenue	$5,571.8	$5,324.6	$2,450.6	$—	$—	$13,347.0
Gross profit	292.5	60.4	160.7	—	—	513.6
Equity in earnings of joint ventures	12.6	16.6	32.1	48.4	—	109.7
General and administrative expenses	—	—	—	(6.6)	(89.9)	(96.5)
Acquisition and integration expenses	—	—	—	—	(35.4)	(35.4)
Gain on disposal activities	0.6	—	—	—	—	0.6
Operating income (loss)	305.7	77.0	192.8	41.8	(125.3)	492.0

Gross profit as a % of revenue	5.2%	1.1%	6.6%	—	—	3.8%

Reportable Segments:
Total assets
June 30, 2018	$7,143.7	$4,235.9	$2,682.3	$211.6	$453.9	$14,727.4
September 30, 2017	6,992.6	4,114.5	2,704.6	199.1	386.2	14,397.0

16.       Condensed Consolidating Financial Information

In connection with the registration of the Company’s 2014 Senior Notes that were declared effective by the SEC on September 29, 2015, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities. Both the 2014 Senior Notes and the 2017 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by some of AECOM’s directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

The following condensed consolidating financial information, which is presented for AECOM, the Subsidiary Guarantors on a combined basis and AECOM’s non-guarantor subsidiaries on a combined basis, is provided to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance Sheets

(unaudited — in millions)

June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$2.0	$302.8	$496.6	$—	$801.4
Accounts receivable—net	—	2,628.1	2,819.9	—	5,448.0
Intercompany receivable	812.7	82.8	242.5	(1,138.0)	—
Prepaid expenses and other current assets	82.7	339.7	229.4	—	651.8
Current assets held for sale	—	—	63.3	—	63.3
Income taxes receivable	27.9	—	51.4	—	79.3
TOTAL CURRENT ASSETS	925.3	3,353.4	3,903.1	(1,138.0)	7,043.8
PROPERTY AND EQUIPMENT—NET	201.8	221.3	184.1	—	607.2
DEFERRED TAX ASSETS—NET	127.8	56.2	156.2	(158.6)	181.6
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,699.7	2,236.3	—	(8,936.0)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	12.4	55.4	330.3	—	398.1
GOODWILL	—	3,392.7	2,535.3	—	5,928.0
INTANGIBLE ASSETS—NET	—	229.3	113.9	—	343.2
OTHER NON-CURRENT ASSETS	53.7	46.3	125.5	—	225.5
TOTAL ASSETS	$8,020.7	$9,590.9	$7,348.4	$(10,232.6)	$14,727.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6.7	$—	$40.7	$—	$47.4
Accounts payable	51.1	1,503.2	962.9	—	2,517.2
Accrued expenses and other current liabilities	80.3	1,017.6	1,086.8	—	2,184.7
Income taxes payable	—	—	28.5	—	28.5
Intercompany payable	180.2	830.7	307.7	(1,318.6)	—
Billings in excess of costs on uncompleted contracts	2.0	359.1	607.7	—	968.8
Current liabilities held for sale	—	—	17.9	—	17.9
Current portion of long-term debt	41.7	26.7	57.2	—	125.6
TOTAL CURRENT LIABILITIES	362.0	3,737.3	3,109.4	(1,318.6)	5,890.1
OTHER LONG-TERM LIABILITIES	140.0	268.5	447.0	—	855.5
DEFERRED TAX LIABILITY—NET	—	—	173.0	(158.6)	14.4
NOTE PAYABLE INTERCOMPANY—NON CURRENT	675.8	—	482.3	(1,158.1)	—
LONG-TERM DEBT	2,856.3	284.8	566.2	—	3,707.3
TOTAL LIABILITIES	4,034.1	4,290.6	4,777.9	(2,635.3)	10,467.3
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,986.6	5,300.3	2,388.1	(7,597.3)	4,077.7
Noncontrolling interests	—	—	182.4	—	182.4
TOTAL STOCKHOLDERS’ EQUITY	3,986.6	5,300.3	2,570.5	(7,597.3)	4,260.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,020.7	$9,590.9	$7,348.4	$(10,232.6)	$14,727.4

Condensed Consolidating Balance Sheets

(unaudited - in millions)

September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$32.6	$254.9	$514.9	$—	$802.4
Accounts receivable—net	—	2,426.4	2,701.3	—	5,127.7
Intercompany receivable	723.6	89.0	183.4	(996.0)	—
Prepaid expenses and other current assets	67.5	366.5	262.7	—	696.7
Income taxes receivable	4.3	—	51.1	—	55.4
TOTAL CURRENT ASSETS	828.0	3,136.8	3,713.4	(996.0)	6,682.2
PROPERTY AND EQUIPMENT—NET	160.2	215.0	246.2	—	621.4
DEFERRED TAX ASSETS—NET	239.7	61.7	164.5	(294.6)	171.3
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,606.2	2,812.8	—	(9,419.0)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	7.2	69.7	287.3	—	364.2
GOODWILL	—	3,392.7	2,600.2	—	5,992.9
INTANGIBLE ASSETS—NET	—	271.6	143.5	—	415.1
OTHER NON-CURRENT ASSETS	8.7	47.4	93.8	—	149.9
TOTAL ASSETS	$7,850.0	$10,007.7	$7,248.9	$(10,709.6)	$14,397.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.1	$—	$0.1	$—	$1.2
Accounts payable	33.8	1,301.7	914.4	—	2,249.9
Accrued expenses and other current liabilities	92.2	1,171.8	981.5	—	2,245.5
Income taxes payable	—	8.1	30.1	—	38.2
Intercompany payable	149.2	789.5	159.6	(1,098.3)	—
Billings in excess of costs on uncompleted contracts	3.4	341.7	557.7	—	902.8
Current portion of long-term debt	110.9	14.9	15.0	—	140.8
TOTAL CURRENT LIABILITIES	390.6	3,627.7	2,658.4	(1,098.3)	5,578.4
OTHER LONG-TERM LIABILITIES	102.3	290.7	488.3	—	881.3
DEFERRED TAX LIABILITY—NET	—	0.6	314.5	(294.6)	20.5
NOTE PAYABLE INTERCOMPANY—NON CURRENT	0.1	—	467.2	(467.3)	—
LONG-TERM DEBT	3,366.9	281.6	53.6	—	3,702.1
TOTAL LIABILITIES	3,859.9	4,200.6	3,982.0	(1,860.2)	10,182.3
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,990.1	5,807.1	3,048.3	(8,849.4)	3,996.1
Noncontrolling interests	—	—	218.6	—	218.6
TOTAL STOCKHOLDERS’ EQUITY	3,990.1	5,807.1	3,266.9	(8,849.4)	4,214.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,850.0	$10,007.7	$7,248.9	$(10,709.6)	$14,397.0

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,818.1	$2,356.8	$(26.9)	$5,148.0

Cost of revenue	—	2,731.8	2,257.9	(26.9)	4,962.8
Gross profit	—	86.3	98.9	—	185.2

Equity in earnings from subsidiaries	84.8	40.8	—	(125.6)	—
Equity in earnings of joint ventures	—	6.9	5.9	—	12.8
General and administrative expenses	(31.4)	—	(3.7)	—	(35.1)
Loss on disposal activities	—	—	(2.1)	—	(2.1)
Income from operations	53.4	134.0	99.0	(125.6)	160.8

Other income	0.4	9.6	3.2	(10.5)	2.7
Interest expense	(49.0)	(5.6)	(11.2)	10.5	(55.3)
Income before income tax (benefit) expense	4.8	138.0	91.0	(125.6)	108.2

Income tax (benefit) expense	(56.1)	54.5	34.7	—	33.1
Net income	60.9	83.5	56.3	(125.6)	75.1
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(14.2)	—	(14.2)
Net income attributable to AECOM	$60.9	$83.5	$42.1	$(125.6)	$60.9

	For the three months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,604.2	$2,005.4	$(48.1)	$4,561.5

Cost of revenue	—	2,526.4	1,908.0	(48.1)	4,386.3
Gross profit	—	77.8	97.4	—	175.2

Equity in earnings from subsidiaries	112.5	18.1	—	(130.6)	—
Equity in earnings of joint ventures	—	12.5	54.0	—	66.5
General and administrative expenses	(31.9)	—	(2.1)	—	(34.0)
Income from operations	80.6	108.4	149.3	(130.6)	207.7

Other income	0.8	7.6	2.4	(8.7)	2.1
Interest expense	(52.6)	(6.7)	(11.0)	8.7	(61.6)
Income before income tax (benefit) expense	28.8	109.3	140.7	(130.6)	148.2

Income tax (benefit) expense	(72.4)	37.4	47.1	—	12.1
Net income	101.2	71.9	93.6	(130.6)	136.1
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(34.8)	—	(34.8)
Net income attributable to AECOM	$101.2	$71.9	$58.8	$(130.6)	$101.3

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the nine months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$8,230.1	$6,688.3	$(68.7)	$14,849.7

Cost of revenue	—	7,950.0	6,505.8	(68.7)	14,387.1
Gross profit	—	280.1	182.5	—	462.6

Equity in earnings from subsidiaries	272.7	103.8	—	(376.5)	—
Equity in earnings of joint ventures	—	30.9	24.7	—	55.6
General and administrative expenses	(90.8)	—	(9.2)	—	(100.0)
Impairment of assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Loss on disposal activities	—	—	(2.1)	—	(2.1)
Income from operations	181.9	414.8	27.7	(376.5)	247.9

Other income	10.8	20.1	9.9	(23.3)	17.5
Interest expense	(194.3)	(14.5)	(26.5)	23.3	(212.0)
(Loss) income before income tax (benefit) expense	(1.6)	420.4	11.1	(376.5)	53.4

Income tax (benefit) expense	(54.1)	149.4	(133.7)	—	(38.4)
Net income	52.5	271.0	144.8	(376.5)	91.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(39.3)	—	(39.3)
Net income attributable to AECOM	$52.5	$271.0	$105.5	$(376.5)	$52.5

	For the nine months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$7,699.4	$5,699.9	$(52.3)	$13,347.0

Cost of revenue	—	7,410.3	5,475.4	(52.3)	12,833.4
Gross profit	—	289.1	224.5	—	513.6

Equity in earnings from subsidiaries	396.1	149.3	—	(545.4)	—
Equity in earnings of joint ventures	—	34.5	75.2	—	109.7
General and administrative expenses	(89.9)	—	(6.6)	—	(96.5)
Acquisition and integration expenses	(35.4)	—	—	—	(35.4)
Gain on disposal activities	—	—	0.6	—	0.6
Income from operations	270.8	472.9	293.7	(545.4)	492.0

Other income	1.7	23.6	6.8	(27.9)	4.2
Interest expense	(155.5)	(18.3)	(31.1)	27.9	(177.0)
Income before income tax (benefit) expense	117.0	478.2	269.4	(545.4)	319.2

Income tax (benefit) expense	(133.8)	114.8	20.5	—	1.5
Net income	250.8	363.4	248.9	(545.4)	317.7
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(66.8)	—	(66.8)
Net income attributable to AECOM	$250.8	$363.4	$182.1	$(545.4)	$250.9

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$60.9	$83.5	$56.3	$(125.6)	$75.1
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	0.9	—	(0.2)	—	0.7
Foreign currency translation adjustments	—	—	(67.2)	—	(67.2)
Pension adjustments, net of tax	0.3	—	14.8	—	15.1
Other comprehensive income (loss), net of tax	1.2	—	(52.6)	—	(51.4)
Comprehensive income, net of tax	62.1	83.5	3.7	(125.6)	23.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(14.0)	—	(14.0)
Comprehensive income (loss) attributable to AECOM, net of tax	$62.1	$83.5	$(10.3)	$(125.6)	$9.7

	For the three months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$101.2	$71.9	$93.6	$(130.6)	$136.1
Other comprehensive income, net of tax:
Net unrealized gain on derivatives, net of tax	0.5	—	0.1	—	0.6
Foreign currency translation adjustments	—	—	46.2	—	46.2
Pension adjustments, net of tax	0.6	—	(7.2)	—	(6.6)
Other comprehensive income, net of tax	1.1	—	39.1	—	40.2
Comprehensive income, net of tax	102.3	71.9	132.7	(130.6)	176.3
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(35.1)	—	(35.1)
Comprehensive income attributable to AECOM, net of tax	$102.3	$71.9	$97.6	$(130.6)	$141.2

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the nine months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$52.5	$271.0	$144.8	$(376.5)	$91.8
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	1.5	—	(1.7)	—	(0.2)
Foreign currency translation adjustments	—	—	(57.7)	—	(57.7)
Pension adjustments, net of tax	1.8	—	(0.3)	—	1.5
Other comprehensive income (loss), net of tax	3.3	—	(59.7)	—	(56.4)
Comprehensive income, net of tax	55.8	271.0	85.1	(376.5)	35.4
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(40.5)	—	(40.5)
Comprehensive income (loss) attributable to AECOM, net of tax	$55.8	$271.0	$44.6	$(376.5)	$(5.1)

	For the nine months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$250.8	$363.4	$248.9	$(545.4)	$317.7
Other comprehensive income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4.6	—	(0.3)	—	4.3
Foreign currency translation adjustments	—	—	13.2	—	13.2
Pension adjustments, net of tax	1.9	—	6.9	—	8.8
Other comprehensive income, net of tax	6.5	—	19.8	—	26.3
Comprehensive income, net of tax	257.3	363.4	268.7	(545.4)	344.0
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(67.2)	—	(67.2)
Comprehensive income attributable to AECOM, net of tax	$257.3	$363.4	$201.5	$(545.4)	$276.8

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(59.9)	$257.3	$45.3	$—	$242.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Proceeds from disposal of business, net of cash disposed	—	—	19.5	—	19.5
Net investment in unconsolidated joint ventures	(5.2)	(9.4)	(48.7)	—	(63.3)
Net payments for purchase of investments	—	—	(17.5)	—	(17.5)
Payments for capital expenditures, net of disposals	(19.8)	(34.2)	(11.6)	—	(65.6)
Net investment in intercompany notes	(85.4)	(545.3)	(73.8)	704.5	—
Other intercompany investing activities	109.9	504.9	—	(614.8)	—
Net cash used in investing activities	(0.5)	(84.0)	(122.3)	89.7	(117.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,701.2	—	737.9	—	7,439.1
Repayments of borrowings under credit agreements	(6,509.5)	(14.0)	(131.4)	—	(6,654.9)
Redemption of unsecured senior notes	(800.0)	—	—	—	(800.0)
Prepayment premium on redemption of unsecured senior notes	(34.5)	—	—	—	(34.5)
Cash paid for debt issuance costs	(10.7)	—	—	—	(10.7)
Proceeds from issuance of common stock	27.3	—	—	—	27.3
Proceeds from exercise of stock options	3.2	—	—	—	3.2
Payments to repurchase common stock	(29.3)	—	—	—	(29.3)
Net distributions to noncontrolling interests	—	—	(72.7)	—	(72.7)
Other financing activities	8.8	(26.6)	26.5	—	8.7
Net borrowings (repayments) on intercompany notes	673.3	(4.8)	36.0	(704.5)	—
Other intercompany financing activities	—	(80.0)	(534.8)	614.8	—
Net cash provided by (used in) financing activities	29.8	(125.4)	61.5	(89.7)	(123.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2.8)	—	(2.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30.6)	47.9	(18.3)	—	(1.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	254.9	514.9	—	802.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.0	$302.8	$496.6	$—	$801.4

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(123.0)	$548.3	$20.1	$—	$445.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquisitions, net of cash acquired	—	—	(1.7)	—	(1.7)
Proceeds from disposal of business, net of cash disposed	—	—	2.2	—	2.2
Net investment in unconsolidated joint ventures	—	0.3	(11.1)	—	(10.8)
Net proceeds from sale of investments	—	—	0.7	—	0.7
Payments for capital expenditures, net of disposals	(17.8)	(24.5)	(16.2)	—	(58.5)
Net investment in intercompany notes	(2.1)	(16.0)	(7.0)	25.1	—
Other intercompany investing activities	118.4	(68.4)	—	(50.0)	—
Net cash provided by (used in) investing activities	98.5	(108.6)	(33.1)	(24.9)	(68.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,630.3	—	8.4	—	4,638.7
Repayments of borrowings under credit agreements	(5,580.0)	(25.9)	(29.3)	—	(5,635.2)
Proceeds from issuance of unsecured senior notes	1,000.0	—	—	—	1,000.0
Redemption of unsecured senior notes	—	(179.2)	—	—	(179.2)
Cash paid for debt issuance costs	(13.1)	—	—	—	(13.1)
Proceeds from issuance of common stock	24.7	—	—	—	24.7
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Payments to repurchase common stock	(22.3)	—	—	—	(22.3)
Net distributions to noncontrolling interests	—	—	(44.6)	—	(44.6)
Other financing activities	(17.0)	(65.4)	53.0	—	(29.4)
Net borrowings (repayments) on intercompany notes	24.3	(17.4)	18.2	(25.1)	—
Other intercompany financing activities	—	(149.2)	99.2	50.0	—
Net cash provided by (used in) financing activities	50.5	(437.1)	104.9	24.9	(256.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(0.2)	—	(0.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	26.0	2.6	91.7	—	120.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	196.3	494.0	—	692.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$27.8	$198.9	$585.7	$—	$812.4

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future non-core oil and gas asset sales and restructuring costs; future accounting estimates; future conversions of backlog; future capital allocation priorities including common stock repurchases, trade receivables, debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; we are dependent on long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; impacts of the Tax Act (including changes in interpretations and assumptions we have made, future guidance and other actions we may take as a result of the Tax Act); we may experience losses under fixed-price contracts; we have limited control over operations run through our joint venture entities; we may be liable for misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business; we may not maintain adequate surety and financial capacity; we are highly leveraged and may not be able to service our debt and guarantees; we have exposure to political and economic risks in different countries where we operate as well as currency exchange rate fluctuations; we may not be able to retain and recruit key technical and management personnel; we may be subject to legal claims; we may have inadequate insurance coverage; we are subject to environmental law compliance and may not have adequate nuclear indemnification; there may be unexpected adjustments and cancellations related to our backlog; we are dependent on partners and third parties who may fail to satisfy their obligations; we may not be able to manage pension costs; we may face cybersecurity issues and IT outages; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

During our first quarter ended December 31, 2017, President Trump signed the Tax Cuts and Jobs Act legislation that went into law (Tax Act). The Tax Act reduces our U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for our fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings, and eliminates or reduces certain deductions. We have not completed our accounting for the tax effects of the Tax Act. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax but we have not made any estimate of the impact on our indefinite reinvestment of earnings of certain of our foreign subsidiaries.

In December 2015, the federal legislation referred to as the Fixing America’s Surface Transportation Act (the FAST Act) was authorized. The FAST Act is a five-year federal program expected to provide infrastructure spending on roads, bridges, and public transit and rail systems. While client spending patterns are likely to remain uneven, we expect that the passage of the FAST Act will continue to positively impact our transportation services business.

The U.S. federal government has proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact to our infrastructure business.

As part of our capital allocation commitments that include continued debt reduction and stock repurchases under our $1 billion authorization, we plan to commence repurchasing common stock in August 2018 and then deploy free cash flow towards ongoing debt reduction and stock repurchases.

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

We expect to sell remaining non-core oil and gas assets in North America from our Construction Services business segment within the next twelve months, and we may incur additional restructuring costs in the remaining portion of the fiscal year. In addition, following management’s review of the Company’s risk profile in the second quarter, we do not expect to pursue future new fixed price combined cycle gas power plant EPC construction projects. In the second quarter of fiscal year 2018, we removed oil and gas, and power projects totaling approximately $150 million and $500 million, respectively, from our backlog which is expected to lower our fiscal year 2018 earnings.

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

Results of Operations

Three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$5,148.0	$4,561.5	$586.5	12.9%	$14,849.7	$13,347.0	$1,502.7	11.3%
Cost of revenue	4,962.8	4,386.3	576.5	13.1	14,387.1	12,833.4	1,553.7	12.1
Gross profit	185.2	175.2	10.0	5.7	462.6	513.6	(51.0)	(9.9)
Equity in earnings of joint ventures	12.8	66.5	(53.7)	(80.8)	55.6	109.7	(54.1)	(49.3)
General and administrative expenses	(35.1)	(34.0)	(1.1)	3.2	(100.0)	(96.5)	(3.5)	3.6
Impairment of assets held for sale, including goodwill	—	—	—	0.0	(168.2)	—	(168.2)	NM*
Acquisition and integration expenses	—	—	—	0.0	—	(35.4)	35.4	(100.0)
(Loss) gain on disposal activities	(2.1)	—	(2.1)	NM*	(2.1)	0.6	(2.7)	(450.0)
Income from operations	160.8	207.7	(46.9)	(22.6)	247.9	492.0	(244.1)	(49.6)
Other income	2.7	2.1	0.6	28.6	17.5	4.2	13.3	316.7
Interest expense	(55.3)	(61.6)	6.3	(10.2)	(212.0)	(177.0)	(35.0)	19.8
Income before income tax expense	108.2	148.2	(40.0)	(27.0)	53.4	319.2	(265.8)	(83.3)
Income tax expense (benefit)	33.1	12.1	21.0	173.6	(38.4)	1.5	(39.9)	NM*
Net income	75.1	136.1	(61.0)	(44.8)	91.8	317.7	(225.9)	(71.1)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(14.2)	(34.8)	20.6	(59.2)	(39.3)	(66.8)	27.5	(41.2)
Net income attributable to AECOM	$60.9	$101.3	$(40.4)	(39.9)%	$52.5	$250.9	$(198.4)	(79.1)%

* NM - not meaningful

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	96.4	96.2	96.9	96.2
Gross margin	3.6	3.8	3.1	3.8
Equity in earnings of joint ventures	0.2	1.5	0.4	0.8
General and administrative expense	(0.7)	(0.7)	(0.7)	(0.6)
Impairment of assets held sale, including goodwill	—	—	(1.1)	—
Acquisition and integration expenses	—	—	—	(0.3)
(Loss) gain on disposal activities	—	—	—	—
Income from operations	3.1	4.6	1.7	3.7
Other income	0.1	—	0.1	—
Interest expense	(1.1)	(1.4)	(1.4)	(1.3)
Income before income tax expense	2.1	3.2	0.4	2.4
Income tax expense (benefit)	0.6	0.2	(0.2)	—
Net income	1.5	3.0	0.6	2.4
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.8)	(0.2)	(0.5)
Net income attributable to AECOM	1.2%	2.2%	0.4%	1.9%

Revenue

Our revenue for the three months ended June 30, 2018 increased $586.5 million, or 12.9%, to $5,148.0 million as compared to $4,561.5 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2018 increased $1,502.7 million, or 11.3%, to $14,849.7 million as compared to $13,347.0 million for the corresponding period last year.

The increase in revenue for the three months ended June 30, 2018 was primarily attributable to increases in our DCS segment of $241.9 million, our CS segment of $265.0 million, and our MS segment of $79.6 million, as discussed further below.

The increase in revenue for the nine months ended June 30, 2018 was primarily attributable to increases in our DCS segment of $480.2 million, our CS segment of $795.9 million, and our MS segment of $226.6 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the three months ended June 30, 2018 and 2017 were $2.8 billion and $2.3 billion, respectively. Subcontractor and other direct costs for the nine months ended June 30, 2018 and 2017 were $7.8 billion and $6.7 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue increased to 54% during the three months ended June 30, 2018 from 51% during the three months ended June 30, 2017 due to increased building construction in our CS segment as discussed below. Subcontractor costs and other direct costs as a percentage of revenue increased to 53% during the nine months ended June 30, 2018 from 50% during the nine months ended June 30, 2017 due to increased building construction in our CS segment, as discussed below.

Gross Profit

Our gross profit for the three months ended June 30, 2018 increased $10.0 million, or 5.7%, to $185.2 million as compared to $175.2 million for the corresponding period last year.

Our gross profit for the nine months ended June 30, 2018 decreased $51.0 million, or 9.9%, to $462.6 million as compared to $513.6 million for the corresponding period last year.

Gross profit changes were due to the reasons noted in DCS, CS and MS segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2018 was $12.8 million as compared to $66.5 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2018 was $55.6 million as compared to $109.7 million in the corresponding period last year.

During the three months ended June 30, 2017, ACAP completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in net cash proceeds of $77 million and a gain of $45 million in our fiscal third quarter of 2017.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2018 increased $1.1 million, or 3.2%, to $35.1 million as compared to $34.0 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.7% of revenue for the three months ended June 30, 2018 and the corresponding period last year.

Our general and administrative expenses for the nine months ended June 30, 2018 increased $3.5 million, or 3.6%, to $100.0 million as compared to $96.5 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses increased to 0.7% of revenue for the nine months ended June 30, 2018 from 0.6% in the corresponding period last year.

Impairment of Assets Held for Sale, Including Goodwill

Impairment of assets held for sale, including goodwill, was $168.2 million for the nine months ended June 30, 2018. The loss was due to the anticipated disposition of non-core oil and gas assets in North America from our CS segment after the second quarter of fiscal year 2018. The anticipated disposition resulted in a remeasurement of the assets held for sale, which were recorded at their estimated fair values less costs to sell. Included in the impairment of assets held for sale was a goodwill impairment charge of $125.4 million. Goodwill associated with the assets held for sale was originally recognized in the acquisition of URS Corporation in October 2014.  Weak market demand for oil and gas services in the Canadian oil sands, primarily due to volatile commodity prices for Western Canada Select, resulted in lower fair value than previously measured at our annual impairment testing date as of September 30, 2017. A portion of the assets classified as held for sale at the end of the second quarter of fiscal year 2018 were sold during the nine months ended June 30, 2018. We expect to sell the remaining assets held for sale within the next twelve months.

Acquisition and Integration Expenses

Acquisition and integration expenses, resulting from business acquisitions, were comprised of the following:

Nine months ended June 30, 2017
(in millions)
Severance and personnel costs	$29.9
Professional service, real estate-related, and other expenses	5.5
Total	$35.4

Our acquisition and integration expenses associated with the URS integration are complete.

Loss/Gain on Disposal Activities

Loss on disposal activities for the nine months ended June 30, 2018 was $2.1 million compared to a gain on disposal activities of $0.6 million for the corresponding period last year. The loss on disposal activities in the current period relates to incremental losses on the disposal of specific non-core oil and gas assets in North America from our CS segment previously classified as assets held for sale.

Other Income

Our other income for the three months ended June 30, 2018 increased to $2.7 million from $2.1 million for the corresponding period last year.

Our other income for the nine months ended June 30, 2018 increased to $17.5 million from $4.2 million for the corresponding period last year.

The increase in other income for the nine months ended June 30, 2018 was primarily due to a $9.1 million gain realized in the quarter ended March 31, 2018 from a foreign exchange forward contract entered into as part of the refinance of our credit agreement.

Interest Expense

Our interest expense for the three months ended June 30, 2018 decreased to $55.3 million as compared to $61.6 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2018 increased to $212.0 million as compared to $177.0 million for the corresponding period last year.

The increase in interest expense for the nine-month period ended June 30, 2018 was primarily due to a $34.5 million prepayment premium of our $800 million unsecured 5.750% Senior Notes due 2022 at a price of 104.3% during the quarter ended March 31, 2018.

Income Tax Benefit/Expense

Our income tax expense for the three months ended June 30, 2018 was $33.1 million as compared to $12.1 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to a one-time tax benefit of $21.2 million recorded in the third quarter of 2017 related to indefinitely reinvesting a portion of our non-U.S. undistributed earnings that U.S. tax had previously been provided for.

Our income tax benefit for the nine months ended June 30, 2018 was $38.4 million compared to income tax expense of $1.5 million for the corresponding period last year. The increase in tax benefit for the current period compared to the corresponding period last year is due primarily to a $41.7 million net benefit related to one-time U.S. federal tax law changes in the first quarter of 2018, a benefit of $33.8 million related to changes in uncertain tax positions primarily in the U.S. and Canada during the nine-month period ended June 30, 2018, the tax impacts of a decrease in overall pre-tax income of $265.8 million, and a reduced U.S. federal corporate tax rate of 24.5% for our fiscal year ending September 30, 2018, partially offset by the release of valuation allowances in the amount of $57.2 million in the United Kingdom in the second quarter of 2017, tax expense of $33.9 million related to the goodwill impairment charge in the second quarter of fiscal year 2018 which was non-deductible for tax purposes and a benefit of $21.2 million in the third quarter of 2017 due to indefinitely reinvesting a portion of our non-U.S. undistributed earnings that U.S. tax had previously been provided for. These items are not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the reduction in the U.S. federal corporate tax rate.

During the second quarter of 2018, we received a favorable settlement of uncertain tax positions in the U.S. related to R&D credits for tax years 2012, 2013 and 2014 and as a result, recorded an income tax benefit of $26.2 million, which included the remeasurement of our U.S. R&D credit uncertain tax positions for future years based on the favorable outcome of the examination.

During the first quarter of 2018, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (the Tax Act) into law. The Tax Act reduced our U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for our fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on foreign sourced earnings and eliminates or reduces deductions.

In the first quarter of 2018, we remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing the Tax Act and refining our calculations which could potentially affect the measurement of these balances. The provisional amount recorded in the first quarter related to the remeasurement of our deferred tax balance was a $36.1 million tax benefit. In addition, we released the deferred tax liability and recorded a tax benefit related to foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $77.0 million and accrued current tax on these earnings as part of the one-time transition tax. As of June 30, 2018, we have not made any additional measurement period adjustments related to these items.

Also during the first quarter 2018, we recorded a provisional amount for the one-time transition tax liability for our foreign subsidiaries resulting in an increase in income tax expense of $71.4 million. We have not yet completed our calculation of the total foreign earnings and profits of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets at the end of the current fiscal year. This amount may change when we finalize the calculation of foreign earnings and finalize the amounts held in cash or other specified assets. As of June 30, 2018, we have not made any additional measurement period adjustments related to these items.

In the third quarter of 2017, we recapitalized one of our European subsidiaries which resulted in indefinitely reinvesting a portion of our non-U.S. undistributed earnings that U.S. tax had previously been provided for and release of the associated $21.2 million deferred tax liability.

During the second quarter of 2017, valuation allowances in the amount of $57.2 million in the United Kingdom were released due to sufficient positive evidence obtained during the second quarter of 2017. We evaluated the new positive evidence against any negative evidence and determined the valuation allowance was no longer necessary. This new positive evidence included forecasting coming out of a three-year cumulative OCI loss position within the foreseeable future, a strong history of earnings from continuing operations and the use of net operating losses on a taxable basis.

Some operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $49 million).

We are currently under tax audit in several jurisdictions including a U.S. federal income tax examination for URS pre-acquisition tax years 2012, 2013 and 2014. We believe the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in an adjustment to U.S. net operating loss carryforwards, but will not result in a material change in the liability for uncertain tax positions.

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $60.9 million and $52.5 million for the three and nine months ended June 30, 2018, respectively, as compared to net income attributable to AECOM of $101.3 million and $250.9 million for the three and nine months ended June 30, 2017, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$2,105.4	$1,863.5	$241.9	13.0%	$6,052.0	$5,571.8	$480.2	8.6%
Cost of revenue	1,989.3	1,772.3	217.0	12.2	5,737.8	5,279.3	458.5	8.7
Gross profit	$116.1	$91.2	$24.9	27.3%	$314.2	$292.5	$21.7	7.4%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.5	95.1	94.8	94.8
Gross profit	5.5%	4.9%	5.2%	5.2%

Revenue

Revenue for our DCS segment for the three months ended June 30, 2018 increased $241.9 million, or 13.0%, to $2,105.4 million as compared to $1,863.5 million for the corresponding period last year.

Revenue for our DCS segment for the nine months ended June 30, 2018 increased $480.2 million, or 8.6%, to $6,052.0 million as compared to $5,571.8 million for the corresponding period last year.

The increase in revenue for the three months ended June 30, 2018 was attributable to an increase in the Americas of $150 million due to increased work performed on a residential housing disaster relief program. Additionally, the increase was due to the favorable impact from foreign currency of approximately $30 million, and increases in the Europe, Middle East, India, and Africa (EMIA) and Asia Pacific (APAC) of approximately $30 million and $30 million, respectively.

The increase in revenue for the nine months ended June 30, 2018 was attributable to an increase in the Americas of $220 million due to increased work performed on a residential housing disaster relief program. Additionally, the increase was due to the favorable impact from foreign currency of approximately $120 million, and increases in APAC and EMIA of approximately $100 million and $40 million, respectively.

Gross Profit

Gross profit for our DCS segment for the three months ended June 30, 2018 increased $24.9 million, or 27.3%, to $116.1 million as compared to $91.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.5% of revenue for the three months ended June 30, 2018 from 4.9% in the corresponding period last year.

Gross profit for our DCS segment for the nine months ended June 30, 2018 increased $21.7 million, or 7.4%, to $314.2 million as compared to $292.5 million for the corresponding period last year. As a percentage of revenue, gross profit was 5.2% of revenue for the nine months ended June 30, 2018 and the corresponding period last year.

The increases in gross profit for the three and nine months ended June 30, 2018 were primarily due to increased revenues in the Americas, including the residential housing disaster relief program discussed above.

Construction Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$2,106.7	$1,841.7	$265.0	14.4%	$6,120.5	$5,324.6	$795.9	14.9%
Cost of revenue	2,097.6	1,815.5	282.1	15.5	6,097.6	5,264.2	833.4	15.8
Gross profit	$9.1	$26.2	$(17.1)	(65.3)	$22.9	$60.4	$(37.5)	(62.1)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	99.6	98.6	99.6	98.9
Gross profit	0.4%	1.4%	0.4%	1.1%

Revenue

Revenue for our CS segment for the three months ended June 30, 2018 increased $265.0 million, or 14.4%, to $2,106.7 million as compared to $1,841.7 million for the corresponding period last year.

Revenue for our CS segment for the nine months ended June 30, 2018 increased $795.9 million, or 14.9%, to $6,120.5 million as compared to $5,324.6 million for the corresponding period last year.

The increase in revenue for the three months ended June 30, 2018 was primarily attributable to approximately $130 million in increased revenue due to the construction of residential high-rise buildings in the city of New York. Additionally, the increase was due to the inclusion of approximately $130 million of revenue from entities acquired during fiscal year 2018 and the fourth quarter of fiscal year 2017.

The increase in revenue for the nine months ended June 30, 2018 was primarily attributable to approximately $450 million in increased revenue due to the construction of residential high-rise buildings in the city of New York. Additionally, the increase was due to the inclusion of approximately $400 million of revenue from entities acquired during fiscal year 2018 and the fourth quarter of fiscal year 2017. These increases were partially offset by decreases in revenues from various power related projects.

Gross Profit

Gross profit for our CS segment for the three months ended June 30, 2018 decreased $17.1 million, or 65.3%, to $9.1 million as compared to $26.2 million for the corresponding period last year.

Gross profit for our CS segment for the nine months ended June 30, 2018 decreased $37.5 million, or 62.1%, to $22.9 million as compared to $60.4 million for the corresponding period last year.

The decreases in gross profit for the three and nine months ended June 30, 2018 were primarily due to losses in the oil and gas business in North America and two projects in the building construction and civil construction businesses, partially offset by earnings from entities acquired in fiscal year 2017 and revenue increases in our construction businesses noted above.

Management Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$935.9	$856.3	$79.6	9.3%	$2,677.2	$2,450.6	$226.6	9.2%
Cost of revenue	875.9	798.5	77.4	9.7	2,551.7	2,289.9	261.8	11.4
Gross profit	$60.0	$57.8	$2.2	3.8%	$125.5	$160.7	$(35.2)	(21.9)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.6	93.3	95.3	93.4
Gross profit	6.4%	6.7%	4.7%	6.6%

Revenue

Revenue for our MS segment for the three months ended June 30, 2018 increased $79.6 million, or 9.3%, to $935.9 million as compared to $856.3 million for the corresponding period last year.

Revenue for our MS segment for the nine months ended June 30, 2018 increased $226.6 million, or 9.2%, to $2,677.2 million as compared to $2,450.6 million for the corresponding period last year.

The increases in revenue for the three and nine months ended June 30, 2018 were primarily due to various projects with the U.S. government, including projects with the United States Army in the Middle East and with the United States Air Force.

Gross Profit

Gross profit for our MS segment for the three months ended June 30, 2018 increased $2.2 million, or 3.8%, to $60.0 million as compared to $57.8 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.4% of revenue for the three months ended June 30, 2018 from 6.7% in the corresponding period last year.

Gross profit for our MS segment for the nine months ended June 30, 2018 decreased $35.2 million, or 21.9%, to $125.5 million as compared to $160.7 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 4.7% of revenue for the nine months ended June 30, 2018 from 6.6% in the corresponding period last year.

The increase in gross profit for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 was primarily due to a benefit of approximately $15 million recorded in the three months ended June 30, 2018 from an anticipated recovery on a contract with the Department of Energy and approximately $10 million related to meeting milestones on another contract with the Department of Energy. These increases were partially offset by incentive fees earned on contracts with the Department of Energy in the prior period totaling $11 million, net of noncontrolling interests ($23 million impact to gross profit), which did not repeat in current period.

The decrease in gross profit for the nine months ended June 30, 2018 compared with the nine months ended June 30, 2017 was primarily due to a benefit recorded in the three months ended December 31, 2016 of $35 million from the favorable settlement of a federal lawsuit, net of legal fees, and the $23 million of incentive fees earned on contracts with the Department of Energy discussed above, which did not repeat in the current year. These decreases were partially offset by the benefits of approximately $15 million and $10 million from increases in anticipated recoveries and meeting milestones, respectively, on contracts with the Department of Energy recorded in the nine months ended June 30, 2018, as discussed above.

AECOM Capital

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Equity in earnings of joint ventures	$—	$48.4	$(48.4)	(100.0)%	$—	$48.4	$(48.4)	(100.0)%
General and administrative expenses	(3.7)	(2.1)	(1.6)	76.2	(9.2)	(6.6)	(2.6)	39.4

During the three months ended June 30, 2017, ACAP completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in net cash proceeds of $77 million and a gain of $45 million in our fiscal third quarter.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months. We sold non-core oil and gas assets in the third quarter of fiscal year 2018 and we expect to sell additional non-core oil and gas assets in the future.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2018, we have not determined whether we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2018, cash and cash equivalents were $801.4 million, a decrease of $1.0 million from $802.4 million at September 30, 2017. The decrease in cash and cash equivalents was primarily attributable to an early redemption of the 2014 5.75% Senior Notes due 2022 including a prepayment premium, capital expenditures net of proceeds from disposals, net distributions to noncontrolling interest, net investment in unconsolidated joint ventures, and repurchases of common stock, partially offset by net borrowings under our debt agreements, cash provided by operating activities, and proceeds from issuance of common stock.

Net cash provided by operating activities was $242.7 million for the nine months ended June 30, 2018, a decrease from $445.4 million for the nine months ended June 30, 2017. The decrease was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the nine months ended June 30, 2018 provided a net benefit of $40.1 million as compared to a net unfavorable impact of $10.2 million during the nine months ended June 30, 2017. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $117.1 million for the nine months ended June 30, 2018 as compared to $68.1 million for the nine months ended June 30, 2017. This increase was primarily attributable to an increased net investment in unconsolidated joint ventures of $52.5 million.

Net cash used in financing activities was $123.8 million for the nine months ended June 30, 2018 as compared to $256.8 million for the nine months ended June 30, 2017. This change was primarily attributable to the early redemption of the 2014 5.750% Senior Notes due 2022 for $834.5 million offset by $784.2 million in net borrowings under credit agreements during the nine months ended June 30, 2018 as compared to the issuance of $1 billion in unsecured senior notes, offset by net repayments of borrowings under credit agreements of $996.5 million and a redemption of senior notes for $179.2 million for the nine months ended June 30, 2017.

Working Capital

Working capital, or current assets less current liabilities, increased $49.9 million, or 4.5%, to $1,153.7 million at June 30, 2018 from $1,103.8 million at September 30, 2017. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $254.3 million, or 6.0%, to $4,479.2 million at June 30, 2018 from $4,224.9 million at September 30, 2017.

Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 80 days at June 30, 2018 compared to 77 days at September 30, 2017.

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

Debt

Debt consisted of the following:

	June 30, 2018	September 30, 2017
	(in millions)
2014 Credit Agreement	$1,667.7	$908.7
2014 Senior Notes	800.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.8	247.7
Other debt	214.3	140.0
Total debt	3,929.8	3,896.4
Less: Current portion of debt and short-term borrowings	(173.0)	(142.0)
Less: Unamortized debt issuance costs	(49.5)	(52.3)
Long-term debt	$3,707.3	$3,702.1

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2018:

Fiscal Year
2018 (three months remaining)	$72.7
2019	122.2
2020	86.9
2021	485.8
2022	301.0
Thereafter	2,861.2
Total	$3,929.8

2014 Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some of our subsidiaries (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors’ pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

The Credit Agreement contains covenants that limit our ability and the ability of some of our subsidiaries to, among other things: (i) create, incur, assume, or suffer to exist liens; (ii) incur or guarantee indebtedness; (iii) pay dividends or repurchase stock; (iv) enter into transactions with affiliates; (v) consummate asset sales, acquisitions or mergers; (vi) enter into various types of burdensome agreements; or (vii) make investments.

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

On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (1) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (2) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (3) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (4) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (5) revise covenants, including the Maximum Consolidated Leverage Ratio so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for our AECOM Capital business.

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans;” (2) revise the definition of “Working Capital” as used in “Excess Cash Flow;” (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to our ability to undertake internal restructuring steps to accommodate changes in tax laws.

On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of our revolving credit facility from $1.05 billion to $1.35 billion with a term expiring on March 13, 2023; (4) reduce our interest rate borrowing costs as follows: (a) the term loan B facility, at our election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at our election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at our election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of our fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); (5) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.1 at June 30, 2018. Our Consolidated Interest Coverage Ratio was 4.6 at June 30, 2018. As of June 30, 2018, we were in compliance with the covenants of the Credit Agreement.

At June 30, 2018 and September 30, 2017, outstanding standby letters of credit totaled $53.9 million and $58.1 million, respectively, under our revolving credit facilities. As of June 30, 2018 and September 30, 2017, we had $1,220.4 million and $991.9 million, respectively, available under our revolving credit facility.

2014 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes). On November 2, 2015, we completed an exchange offer to exchange the unregistered 2014 Senior Notes for registered notes, as well as all related guarantees. On March 16, 2018, we redeemed all of the 2022 Notes at a redemption price that was 104.313% of the principal amount outstanding plus accrued and unpaid interest. The March 16, 2018 redemption resulted in a $34.5 million prepayment premium, which was included in interest expense.

As of June 30, 2018, the estimated fair value of the 2024 Notes was approximately $824.0 million. The fair value of the 2024 Notes as of June 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The indenture pursuant to which the 2024 Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

We were in compliance with the covenants relating to the 2024 Notes as of June 30, 2018.

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

As of June 30, 2018, the estimated fair value of the 2017 Senior Notes was approximately $935.0 million. The fair value of the 2017 Senior Notes as of June 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The indenture pursuant to which the 2017 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

We were in compliance with the covenants relating to the 2017 Senior Notes as of June 30, 2018.

URS Senior Notes

In connection with the URS acquisition, we assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC (as successor in interest to URS) and are fully and unconditionally guaranteed on a joint-and-several basis by some former URS domestic subsidiary guarantors.

As of June 30, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $251.0 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of June 30, 2018 was $247.8 million. The fair value of the 2022 URS Senior Notes as of June 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2018, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2018 and September 30, 2017, these outstanding standby letters of credit totaled $451.9 million and $445.7 million, respectively. As of June 30, 2018, we had $485.9 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2018 and 2017 was 4.6% and 4.4%, respectively.

Interest expense in the consolidated statements of operations for the nine months ended June 30, 2018 included a prepayment premium of $34.5 million to redeem the 2022 Notes. Additionally, amortization of deferred debt issuance costs for the three and nine months ended June 30, 2018 was $2.5 million and $15.1 million, respectively, and for the three and nine months ended June 30, 2017 was $2.8 million and $14.3 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of June 30, 2018, there was approximately $505.8 million outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of our pension benefit plans. At September 30, 2017, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $553.0 million. The total amounts of employer contributions paid for the nine months ended June 30, 2018 were $6.6 million for U.S. plans and $21.1 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. For the year ended September 30, 2017, we contributed $48.8 million to multiemployer pension plans.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2018, we had an aggregate of $1,667.7 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.0%. For the nine months ended June 30, 2018, our weighted average floating rate borrowings were $1,835.4 million, or $1,123.4 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2018 would have increased by $8.4 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware that we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters in Note 14, “Commitments and Contingencies,” to the financial statements contained in this report to the extent stated therein, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 14, “Commitments and Contingencies,” to the financial statements contained in this report for a discussion of matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal years 2017 and 2016, approximately 48% and 47%, respectively, of our revenue was derived from contracts with government entities.

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

Most government contracts may be modified, curtailed or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. In addition, for some assignments, the U.S. government may attempt to “insource” the services to government employees rather than outsource to a contractor. If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

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

We had approximately $3.9 billion of indebtedness (excluding intercompany indebtedness) outstanding as of June 30, 2018, of which $1.8 billion was secured obligations (exclusive of $53.9 million of outstanding undrawn letters of credit) and we have an additional $1,220.4 million of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

•                  we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary, to retire our debt instruments tendered to us upon maturity of our debt or the occurrence of a change of control, which would constitute an event of default under our debt instruments; and

•                  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (half of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. Although the Bipartisan Budget Act of 2013 provides some sequester relief until the end of 2018, absent additional legislative or other remedial action, the sequestration requires reduced U.S. federal government spending from fiscal year 2018 through fiscal year 2025. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

During fiscal year 2017, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 28% of our total revenue. There are risks inherent in doing business internationally, including:

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

In addition, Saudi Arabia, the United Arab Emirates (UAE), Bahrain and Egypt have cut diplomatic ties and restricted business with Qatar by closing off access to that country with an air, sea and land traffic embargo. During the economic embargo, products cannot be shipped directly to Qatar from the UAE, Saudi Arabia or Bahrain and financial services may be limited. Our Qatarian business is a significant part of our Middle East operations with approximately several hundred employees. The economic embargo may make it difficult to complete ongoing Qatarian projects and could reduce future demand for our services.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws, including the requirements to maintain accurate information and internal controls which may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions. We operate in many parts of the world that have experienced governmental corruption to some degree; and, in some circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. In addition, from time to time, government investigations of corruption in construction-related industries affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

We develop, install and maintain information technology systems for our clients and employees. We may experience errors, outages, or delays of service in our information technology systems, which could significantly disrupt our operations; impact our clients and employees; damage our reputation; result in litigation and regulatory fines or penalties. Client contracts for the performance of information technology services, primarily with the federal government, as well as various privacy and securities laws pertaining to client and employee usage require us to manage and protect sensitive and proprietary information. For example, the European’s Union General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the nine months ended June 30, 2018, we recorded an impairment of assets held for sale, which included a goodwill impairment charge of $125.4 million related to the anticipated disposition of non-core oil and gas businesses.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. At September 30, 2017, our contracted backlog was comprised of 42%, 30%, and 28% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material price contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports increasing the prices for steel and aluminum in the United States which could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

Our failure to meet contractual schedule or performance requirements that we have guaranteed could adversely affect our operating results.

In some circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. In addition, project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. Material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industry and client base.

We may not be able to maintain adequate surety and financial capacity necessary for us to successfully bid on and win contracts.

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of June 30, 2018 and September 30, 2017, we were contingently liable for $5.5 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $505.8 million and $503.8 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 13% of our fiscal year 2017 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners; and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 2% of our fiscal year 2017 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

We participate in joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments in and commitments to joint ventures with unrelated parties, including in connection with construction services, government services, and the investment activities of ACAP. For example, real estate and infrastructure joint ventures are inherently risky and may result in future losses since real estate markets are impacted by economic trends and government policies that we do not control. These joint ventures from time to time may borrow money to help finance their activities and in some circumstances, we are required to provide guarantees of obligations of our affiliated entities. In addition, in connection with the investment activities of ACAP, we provide guarantees of obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees. If these entities are not able to honor their obligations under the guarantees, we may be required to expend additional resources or suffer losses, which could be significant.

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

Our services are subject to numerous environmental protection laws and regulations that are complex and stringent. Our business involves in part the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to, pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities. We also regularly perform work, including construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands. In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.

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

We may be unable to successfully integrate or realize the anticipated benefits of acquisitions or do so within the intended timeframe.

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

•                  the ability to deduct or claim tax attributes or benefits such as operating losses, business or foreign tax credits; and

•                  the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce our earnings or otherwise adversely affect our business and financial results.

The agreements governing our debt contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

The Credit Agreement and the indentures governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:

•                  incur additional indebtedness;

•                  create liens;

•                  pay dividends and make other distributions in respect of our equity securities;

•                  redeem or repurchase our equity securities;

•                  distribute excess cash flow from foreign to domestic subsidiaries;

•                  make investments or other restricted payments;

•                  sell assets;

•                  enter into transactions with affiliates; and

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

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to:

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•                  require us to apply all of our available cash to repay the borrowings; or

•                  prevent us from making debt service payments on our borrowings.

If we were unable to repay or otherwise refinance these borrowings when due, the applicable creditors could sell the collateral securing some of our debt instruments, which constitutes substantially all of our domestic and foreign, wholly owned subsidiaries’ assets.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the nine months ended June 30, 2018 by $8.4 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

If we are unable to continue to access credit on acceptable terms, our business may be adversely affected.

The changing nature of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for uncommitted debt bond facilities and new indebtedness, replace our existing revolving and term credit agreements or obtain funding through the issuance of our securities. We use credit facilities to support our working capital and other needs. There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

Our ability to grow and to compete in our industry will be harmed if we do not retain the continued services of our key technical and management personnel and identify, hire, and retain additional qualified personnel.

There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel in the timeframe demanded by our clients. In addition, we may occasionally enter into contracts before we have hired or retained appropriate staffing for that project. Also, some of our personnel hold government granted eligibility that may be required to obtain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees. Loss of the services of, or failure to recruit, key technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications we and they need to perform services for our customers.

A number of government programs require contractors to have government granted eligibility, such as security clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.

Our industry is highly competitive and we may be unable to compete effectively, which could result in reduced revenue, profitability and market share.

We are engaged in a highly competitive business. The markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. These competitors may have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

Our services involve significant risks of professional and other liabilities that may substantially exceed the fees that we derive from our services. In addition, we sometimes contractually assume liability to clients on projects under indemnification or guarantee agreements. We cannot predict the magnitude of potential liabilities from the operation of our business. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these professional judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.

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

At June 30, 2018, our contracted backlog was approximately $23.1 billion, our awarded backlog was approximately $27.6 billion and our unconsolidated joint venture backlog was approximately $3.1 billion for a total backlog of $53.8 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. In addition, due to “pay when paid” provisions that are common in subcontracts in many countries, including the U.S., we could experience delays in receiving payment if the prime contractor experiences payment delays.

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

Many international legislative and regulatory bodies have proposed and/or enacted legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of EU member states. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of our U.S. and international business activities, many of these proposed and enacted changes to the taxation of our activities could increase our worldwide effective tax rate and harm results of operations. Tax changes, including limitations on the ability to defer U.S. taxation on earnings outside of the U.S., could increase our worldwide effective tax rate and harm results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. Since August 2011, the Company has purchased a total of 27.4 million shares at an average price of $24.10 per share, for a total cost of $660.1 million under a previous stock repurchase program. No stock repurchases were made under the new or the previous stock repurchase program in the nine months ended June 30, 2018.

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

AECOM

Date: August 8, 2018	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer