Form 10-K
period 2018-09-28
AECOM
filed 2018-11-13
CIK 868857

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of registrant's common stock held by non-affiliates on March 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of a share of the registrant's common stock on such date as reported on the New York Stock Exchange was approximately $5.5 billion.

         Number of shares of the registrant's common stock outstanding as of November 5, 2018: 156,351,525

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of the registrant's fiscal 2018 year end.

PART I

ITEM 1.    BUSINESS

        In this report, we use the terms "the Company," "we," "us" and "our" to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2017 as "fiscal 2017" and the fiscal year ended September 30, 2018 as "fiscal 2018."

Overview

        We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. According to Engineering News-Record's (ENR's) 2018 Design Survey, we are the second largest general architectural and engineering design firm in the world, ranked by 2017 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

        We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly-owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 87,000 employees at September 30, 2018 and $20.2 billion in revenue for fiscal 2018. We completed the initial public offering of our common stock in May 2007 and these shares are traded on the New York Stock Exchange.

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

        We report our business through four segments, each of which is described in further detail below: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). Such segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how we manage the business. We have aggregated various operating segments into our reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

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

  •
  AECOM Capital (ACAP):  Investments in real estate, public-private partnership (P3) and infrastructure projects.

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

        Our services may be sequenced over multiple phases. For example, in the area of program management and construction management services, our work for a client may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts may employ small or large project teams and, in many cases, operate as an outsourcing arrangement with our staff located at the project site.

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
  Modern office and residential towers;

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

  •
  Transmission and distribution systems; and

  •
  Emissions control systems.

        We also provide a wide range of planning, design, engineering, construction, production, and operations and maintenance services across the oil and gas upstream, midstream and downstream supply chain. For downstream refining and processing operations, we design and construct gas treatment and processing, refining and petrochemical facilities, and provide asset management and maintenance services for oil sands production facilities, oil refineries and related chemical, energy, power and processing plants. For oil and gas production, we provide construction, fabrication and installation, commissioning and maintenance services for field production facilities, equipment and process modules, site infrastructure and off-site support facilities including:

  •
  Construction of access roads and well pads, and field production facilities;

  •
  Pipeline planning, design, construction, installation, maintenance and repair; and

  •
  Equipment and process module fabrication, installation and maintenance.

        Infrastructure and Industrial.    We provide construction, design-build program and construction management services for large scale infrastructure projects around the world including design-build services. We also provide a wide range of engineering, procurement and construction services for industrial and process facilities and the expansion, modification and upgrade of existing facilities. We provide these services to local, state, federal and national governments as well as corporations including:

  •
  Highways, bridges, airports, rail and other transit projects;

  •
  Maritime and terminal facilities;

  •
  Dams, water and waste water projects;

  •
  Industrial production facilities; and

  •
  Mines and mining facilities.

  Our Management Services Segment

        Through our MS segment, we are a major contractor to the U.S. federal government and we serve a wide variety of government departments and agencies, including the Department of Defense, the Department of Energy (DOE) and other U.S. federal agencies. We also serve departments and agencies of other national governments, such as the U.K. Nuclear Decommissioning Authority (NDA) and the U.K. Ministry of Defense. Our services range from program and facilities management, environmental management, training, logistics, consulting, systems engineering and technical assistance, and systems integration and information technology.

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

  •
  Deactivation, decommissioning and disposal of nuclear and high hazard waste;

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

  •
  Planning, design and construction of aircraft hangars, barracks, military hospitals and other government buildings; and

  •
  Environmental remediation and restoration for the redevelopment of military bases and other government and commercial installations, including commercial reactor deactivation and demolition.

  Our AECOM Capital Segment

        ACAP was formed in 2013 and invests in and develops real estate, public-private partnership (P3) and infrastructure projects. ACAP typically partners with investors and experienced developers as co-general partners. ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees. ACAP manages a diverse portfolio that includes numerous active investments and $250 million of committed capital. In the fourth quarter of our fiscal year 2018, we partnered with Canyon Partners to form a joint registered investment advisor focused on investing in co-general partner equity opportunities in development and value-add commercial real estate projects in the United States.

Our Clients

        Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2018		2017		2016
U.S. Federal Government
DCS	$957.5	5%	$687.7	4%	$704.4	4%
CS	293.4	1	138.4	1	239.1	1
MS	3,424.3	17	3,122.3	17	3,032.8	18

Subtotal U.S. Federal Government	4,675.2	23	3,948.4	22	3,976.3	23
U.S. State and Local Governments	3,750.7	19	2,808.1	15	2,598.0	15
Non-U.S. Governments	2,200.6	11	1,980.4	11	1,641.5	9

Subtotal Governments	10,626.5	53	8,736.9	48	8,215.8	47
Private Entities (worldwide)	9,529.0	47	9,466.5	52	9,195.0	53

Total	$20,155.5	100%	$18,203.4	100%	$17,410.8	100%

        Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 23%, 22% and 23% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2018, 2017 and 2016, respectively. One of these contracts accounted for approximately 2%, 3% and 3% of our revenue in the years ended September 30, 2018, 2017 and 2016, respectively. The work attributed to the U.S.

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

        For the year ended September 30, 2018, our revenue was comprised of 47%, 23%, and 30% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

  Joint Ventures

        Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

        Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. Backlog for our consolidated subsidiaries is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. The net results of our unconsolidated joint ventures are recognized as equity earnings, and awarded and contracted backlog representing our proportionate share of work to be performed by unconsolidated joint ventures is not presented as revenue in our Consolidated Statements of Operations. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2018 increased $6.6 billion, or 13.9%, to $54.1 billion as compared to $47.5 billion for the corresponding period last year, primarily due to the increase in our MS segment.

        The following summarizes contracted and awarded backlog (in billions):

	September 30,
	2018	2017
Contracted backlog:
DCS segment	$9.2	$8.8
CS segment	9.3	12.3
MS segment	3.4	3.1

Total contracted backlog	$21.9	$24.2

Awarded backlog:
DCS segment	$7.5	$7.3
CS segment	7.2	4.0
MS segment	14.5	8.7

Total awarded backlog	$29.2	$20.0

Unconsolidated joint venture backlog:
CS segment	$2.0	$2.3
MS segment	1.0	1.0

Total unconsolidated joint venture backlog	$3.0	$3.3

Total backlog:
DCS segment	$16.7	$16.1
CS segment	18.5	18.6
MS segment	18.9	12.8

Total backlog	$54.1	$47.5

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

        Government Procurement.    The services we provide to the U.S. federal government are subject to Federal Acquisition Regulation, the Truth in Negotiations Act, Cost Accounting Standards, the Services Contract Act, export controls rules and Department of Defense (DOD) security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience; and many of our government contracts are subject to renewal or extension annually.

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

Personnel

        Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2018, we employed approximately 87,000 persons, of whom approximately 44,000 were employed in the United States. Over 10,000 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

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

Available Information

        The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC also maintains a web site (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the "Investors" section. Copies of the information identified above may be obtained without charge from us by writing to AECOM, 1999 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Corporate Secretary.

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

        A substantial portion of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2018 and 2017, approximately 53% and 48%, respectively, of our revenue was derived from contracts with government entities.

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

        During the first quarter of 2018, President Trump signed the Tax Cuts and Jobs Act legislation into law (Tax Act). We have not completed our accounting for the tax effects of the Tax Act. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We have not completed our assessment of the Tax Act on our plans to indefinitely reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely invested. The final impact of the Tax Act on our reported results in fiscal 2018 and beyond may differ from the estimates provided in this periodic report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, future guidance that may be issued, and other actions we may take as a result of the Tax Act that are different from that presently contemplated.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

        We had approximately $3.7 billion of indebtedness (excluding intercompany indebtedness) outstanding as of September 30, 2018, of which $1.6 billion was secured obligations (exclusive of

$28.7 million of outstanding undrawn letters of credit) and we have an additional $1.3 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

        Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2018 by $12.2 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

The Budget Control Act of 2011 could significantly reduce U.S. government spending for the services we provide.

        Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (half of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. Although the Bipartisan Budget Act of 2013, and the subsequent Balanced Budget Acts of 2015 and 2018 have provided some sequester relief until the end of fiscal year 2019, the Budget Control Act of 2011 remains in place, extended through 2027 and absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from fiscal 2020 through fiscal 2027. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

        During fiscal 2018, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 27% of our total revenue. There are risks inherent in doing business internationally, including:

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

Cybersecurity threats and information technology systems outages could adversely harm our business.

        We develop, install and maintain information technology systems for our clients and employees. We may experience errors, outages, or delays of service in our information technology systems, which could significantly disrupt our operations, impact our clients and employees, damage our reputation, and result in litigation and regulatory fines or penalties. Client contracts for the performance of information technology services, primarily with the federal government, as well as various privacy and securities laws pertaining to client and employee usage, require us to manage and protect sensitive and proprietary information. For example, the European's Union General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location.

        We face threats to our information technology systems, including unauthorized access, computer hackers, computer viruses, malicious code, cyber-attacks, phishing and other cybersecurity problems and system disruptions, including possible unauthorized access to our and our clients' proprietary information. We rely on industry-accepted security measures and technology to securely maintain all proprietary information on our information technology systems. In the ordinary course of business, we have been targeted by malicious cyber-attacks. Anyone who circumvents our security measures could misappropriate proprietary information, including information regarding us, our employees and/or our clients, or cause interruptions in our operations. Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and to prevent, detect and respond to cybersecurity incidents, there can be no assurance that our efforts will prevent these threats. As these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against system disruptions and security breaches.

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

        Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the year ended September 30, 2018, we recorded an impairment of assets held for sale, which included a goodwill impairment charge of $125.4 million related to the anticipated disposition of non-core oil and gas businesses.

        In addition, if we experience a decrease in our stock price and market capitalization over a sustained period, we could have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Our business and operating results could be adversely affected by losses under fixed-price or guaranteed maximum price contracts.

        Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2018, our revenue was comprised of 47%, 23%, and 30% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports increasing the prices for steel and aluminum in the United States which could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

        In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2018 and 2017, we were contingently liable for $5.3 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $515.1 million and $503.8 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        Approximately 15% of our fiscal 2018 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 2% of our fiscal 2018 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

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

AECOM Capital's real estate development and investment activities are inherently risky and may result in a future loss.

        AECOM Capital's real estate business involves managing, sponsoring, investing and developing commercial real estate projects (Real Estate Joint Ventures) that are inherently risky and may result in future losses since real estate markets are significantly impacted by economic trends and government policies that we do not control. Our registered investment adviser jointly manages, sponsors and owns an equity interest with its co-partner in the AECOM-Canyon Equity Fund, L.P. (the "Fund"), which invests and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities including completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees that may be provided by AECOM or an affiliate to secure the Real Estate Joint Venture financing. Although the Fund and the Real Estate Venture have reserves that will be used to share Real Estate Joint Venture cost overruns, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund's co-partner or any unaffiliated Real Estate Joint Venture limited partners). Some of the Fund's limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments, after additional specific reserves have been depleted, on behalf of the limited partner co-investor in the event of a Real Estate Joint Venture cost overrun. AECOM's provision of lender guarantees is contingent upon the Real Estate Joint Venture meeting AECOM's underwriting criteria, including an affiliate of AECOM acting as either the construction manager at risk or the owner's representative for the project, no material adverse change in AECOM's financial condition, and the guarantee not violating a covenant under a material AECOM agreement.

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

        We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2018, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $400.5 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

        A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2018, we contributed $49.8 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan's unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan's unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

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

        Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government, no one client accounted for over 10% of our revenue for fiscal 2018, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

        At September 30, 2018, our contracted backlog was approximately $21.9 billion, our awarded backlog was approximately $29.2 billion and our unconsolidated joint venture backlog was approximately $3.0 billion for a total backlog of $54.1 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

        We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract. In addition, due to "pay when paid" provisions that are common in subcontracts in many countries, including the U.S., we could experience delays in receiving payment if the prime contractor experiences payment delays.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate offices are located in approximately 31,500 square feet of space at 1999 Avenue of the Stars, Los Angeles, California. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 11.1 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

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

        We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware if we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted in Note 18, Commitments and Contingencies, to the financial statements contained in this report to the extent stated therein, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 18, Commitments and Contingencies, to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 3. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "ACM." According to the records of our transfer agent, there were 2,213 stockholders of record as of November 5, 2018.

  Unregistered Sales of Equity Securities

        None.

  Equity Compensation Plans

        The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2018:

	Column A		Column B		Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders:	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	6,746,743	(1)	$31.62	(2)	12,613,859
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		1,863,622

Total	6,746,743		$31.62		14,477,481

(1)
Includes 638,570 shares issuable upon the exercise of stock options, 3,853,214 shares issuable upon the vesting of Restricted Stock Units and 2,254,959 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(2)
Weighted-average exercise price of outstanding options only.

(3)
Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

  Performance Measurement Comparison(1)

        The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, the S&P Composite 1500 Construction & Engineering, the S&P 500 Aerospace & Defense and the PHLX Oil Service Sector indices from September 27, 2013 to September 28, 2018. We removed the PHLX Oil Service Sector indices due to our plan to sell non-core oil and gas assets in North America.

        We believe the S&P 400 MidCap, on which we are listed, is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P Composite 1500 Construction & Engineering and the S&P 500 Aerospace & Defense indices are appropriate third party published industry indices since they measure the performance of engineering and construction and defense services.

(1)
This section is not "soliciting material," is not deemed "filed" with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

  Stock Repurchase Program

        On September 21, 2017, the Company's Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. From August 2011 through October 2018, the Company purchased a total of 32.0 million shares at an average price of $25.29 per share, for a total cost of $810.1 million. A summary of the repurchase activity for the three months ended September 30, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts
July 1 - 31, 2018	—	$—	—	$—
August 1 - 31, 2018	3,978,780	32.34	3,978,780	871,300,000
September 1 - 30, 2018	—	—	—	—

Total	3,978,780	32.34	3,978,780	$871,300,000

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

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenue	$20,156	$18,203	$17,411	$17,990	$8,357
Cost of revenue	19,505	17,519	16,768	17,455	7,954

Gross profit	651	684	643	535	403
Equity in earnings of joint ventures	81	142	104	106	58
General and administrative expenses	(136)	(134)	(115)	(114)	(81)
Impairment of assets held for sale, including goodwill	(168)	—	—	—	—
Acquisition and integration expenses	—	(39)	(214)	(398)	(27)
Gain (loss) on disposal activities	(3)	1	(43)	—	—

Income from operations	425	654	375	129	353
Other income	20	7	8	19	3
Interest expense	(268)	(232)	(258)	(299)	(41)

Income (loss) before income tax expense	177	429	125	(151)	315
Income tax (benefit) expense	(20)	8	(38)	(80)	82

Net income (loss)	197	421	163	(71)	233
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(61)	(82)	(67)	(84)	(3)

Net income (loss) attributable to AECOM	$136	$339	$96	$(155)	$230

Net income (loss) attributable to AECOM per share:
Basic	$0.86	$2.18	$0.62	$(1.04)	$2.36
Diluted	$0.84	$2.13	$0.62	$(1.04)	$2.33

Weighted average shares outstanding: (in millions)
Basic	159	156	155	150	97
Diluted	162	159	156	150	99

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$268	$279	$399	$599	$95
Amortization expense of acquired intangible assets(2)	97	103	202	391	24
Capital expenditures, net of disposals	87	78	137	69	63
Contracted backlog	$21,863	$24,234	$23,710	$24,468	$11,349
Number of full-time and part-time employees	87,000	87,000	87,000	92,000	43,300

(1)
Includes amortization of deferred debt issuance costs.

(2)
Included in depreciation and amortization above.

	As of September 30,
	2018	2017	2016	2015	2014
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$887	$802	$692	$684	$574
Working capital	998	1,104	696	1,410	978
Total assets	14,681	14,397	13,670	14,014	6,123
Long-term debt excluding current portion	3,484	3,702	3,702	4,447	940
AECOM Stockholders' equity	4,093	3,996	3,367	3,408	2,187

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company's current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company's business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as "anticipates," "believes," "expects," "estimates," "intends," "may," "plans," "potential," "projects," and "will" and that relate to our future revenues, expenditures and business trends; future accounting estimates; future conversions of backlog; future capital allocation priorities including share repurchases, trade receivables, debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, the fact that our business is cyclical and vulnerable to economic downturns and client spending reductions; we are dependent on long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; we may experience losses under fixed-price contracts; we have not completed our accounting for the tax effects of the United States Tax Cuts and Jobs Act legislation; we have limited control over operations run through our joint venture entities; we may be liable for misconduct by our employees or consultants or our failure to comply with laws or regulations applicable to our business; we may not maintain adequate surety and financial capacity; we are highly leveraged and may not be able to service our debt and guarantees; we have exposure to political and economic risks in different countries where we operate as well as currency exchange rate fluctuations; we may not be able to retain and recruit key technical and management personnel; we may be subject to legal claims; we may have inadequate insurance coverage; we are subject to environmental law compliance and may not have adequate nuclear indemnification; there may be unexpected adjustments and cancellations related to our backlog; we are dependent on partners and third parties who may fail to satisfy their obligations; we may not be able to manage pension costs; AECOM Capital's real estate development and investment activities are inherently risky; we may face cybersecurity issues and data loss; as well as other additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

        Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2017 as "fiscal 2017" and the fiscal year ended September 30, 2018 as "fiscal 2018."

Overview

        We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world.

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

        Our ACAP segment invests in real estate, public-private partnership (P3) and infrastructure projects. ACAP typically partners with investors and experienced developers as co-general partners. In addition, ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects.

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

        During our first quarter ended December 31, 2017, President Trump signed the Tax Cuts and Jobs Act legislation that went into law (the Tax Act). The Tax Act reduces our U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for our fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings, and eliminates or reduces certain deductions. We have not completed our accounting for the tax effects of the Tax Act. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax but we have not made any estimate of the impact on our indefinite reinvestment of earnings of certain of our foreign subsidiaries.

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

        As part of our capital allocation commitments, we repurchased common stocks under our $1 billion authorization and we intend to deploy future free cash flow towards ongoing debt reduction and stock repurchases.

        In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports per the US Trade Expansion Act of 1962, increasing the price for steel and aluminum in the United States, which could impact client spending and affect the profitability of our fixed-price construction projects.

        We expect to sell remaining non-core oil and gas assets in North America from our Construction Services business segment within the next twelve months.

        We expect to incur approximately $80 to $90 million in restructuring costs in the first half of fiscal year 2019, and we expect to evaluate our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

        We expect to benefit from the return on AECOM Capital asset sales in fiscal year 2019.

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

  Acquisitions

        The aggregate value of all consideration for our acquisitions consummated during the years ended September 30, 2018, 2017 and 2016 was $5.6 million, $164.4 million and $5.5 million, respectively.

        All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(in millions)
Other Financial Data:
Revenue	$20,156	$18,203	$17,411	$17,990	$8,357
Cost of revenue	19,505	17,519	16,768	17,455	7,954

Gross profit	651	684	643	535	403
Equity in earnings of joint ventures	81	142	104	106	58
General and administrative expenses	(136)	(134)	(115)	(114)	(81)
Impairment of assets held for sale, including goodwill	(168)	—	—	—	—
Acquisition and integration expenses	—	(39)	(214)	(398)	(27)
(Loss) gain on disposal activities	(3)	1	(43)	—	—

Income from operations	$425	$654	$375	$129	$353

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

  Geographic Information

        For geographic financial information, please refer to Note 19 in the notes to our consolidated financial statements found elsewhere in the Form 10-K.

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

        During the impairment test, we estimate the fair value of the reporting unit using income and market approaches, and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

        During the fourth quarter, we conduct our annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment.

        Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, as of September 30, 2018, a 1% increase in the WACC rate represents a $600 million decrease to the fair value of our reporting units. As of September 30, 2018, a 1% decrease in the terminal growth rate represents a $300 million decrease to the fair value of our reporting units.

  Pension Benefit Obligations

        A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $27.2 million to our international plans in fiscal 2019. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $14.3 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2019. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $70.8 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.6 million and increase by approximately $3.4 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $36.6 million and plan expense would increase by approximately $2.1 million.

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

        Between September 30, 2017 and September 30, 2018, the aggregate worldwide pension deficit decreased from $553.0 million to $400.5 million due to rising global asset prices. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017

  Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2018	September 30, 2017
			$	%
	($ in millions)
Revenue	$20,155.5	$18,203.4	$1,952.1	10.7%
Cost of revenue	19,504.9	17,519.7	1.985.2	11.3

Gross profit	650.6	683.7	(33.1)	(4.8)
Equity in earnings of joint ventures	81.1	141.6	(60.5)	(42.7)
General and administrative expenses	(135.7)	(133.4)	(2.3)	1.7
Impairment of assets held for sale, including goodwill	(168.2)	—	(168.2)	NM *
Acquisition and integration expenses	—	(38.7)	38.7	(100.0)
(Loss) gain on disposal activities	(2.9)	0.6	(3.5)	NM *

Income from operations	424.9	653.8	(228.9)	(35.0)
Other income	20.1	6.7	13.4	200.0
Interest expense	(267.5)	(231.3)	(36.2)	15.7

Income before income tax (benefit) expense	177.5	429.2	(251.7)	(58.6)
Income tax (benefit) expense	(19.7)	7.7	(27.4)	(355.8)

Net income	197.2	421.5	(224.3)	(53.2)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(60.7)	(82.1)	21.4	(26.1)

Net income attributable to AECOM	$136.5	$339.4	$(202.9)	(59.8)%

*
NM—Not meaningful

        The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
Revenue	100.0%	100.0%
Cost of revenue	96.8	96.2

Gross profit	3.2	3.8
Equity in earnings of joint ventures	0.4	0.8
General and administrative expenses	(0.7)	(0.8)
Impairment of assets held for sale, including goodwill	(0.8)	0.0
Acquisition and integration expenses	0.0	(0.2)
(Loss) gain on disposal activities	0.0	0.0

Income from operations	2.1	3.6
Other income	0.1	0.0
Interest expense	(1.3)	(1.2)

Income before income tax (benefit) expense	0.9	2.4
Income tax (benefit) expense	(0.1)	0.1

Net income	1.0	2.3
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.4)

Net income attributable to AECOM	0.7%	1.9%

  Revenue

        Our revenue for the year ended September 30, 2018 increased $1,952.1 million, or 10.7%, to $20,155.5 million as compared to $18,203.4 million for the corresponding period last year.

        The increase in revenue for the year ended September 30, 2018 was primarily attributable to increases in our DCS segment of $656.3 million, our CS segment of $943.3 million, and our MS segment of $352.5 million, as discussed further below.

        In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the years ended September 30, 2018 and 2017 were $10.7 billion and $9.2 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, increased to 53% during the year ended September 30, 2018 from 51% during the year ended September 30, 2017 due to increased building construction in our CS segment, as discussed below.

  Gross Profit

        Our gross profit for the year ended September 30, 2018 decreased $33.1 million, or 4.8%, to $650.6 million as compared to $683.7 million for the corresponding period last year. For the year ended September 30, 2018, gross profit, as a percentage of revenue, decreased to 3.2% from 3.8% in the year ended September 30, 2017.

        Gross profit changes were due to the reasons noted in DCS, CS and MS segments below.

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2018 was $81.1 million as compared to $141.6 million in the corresponding period last year.

        During year ended September 30, 2017, ACAP completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in a gain of $52 million in our fiscal 2017. During the three months ended September 30, 2018, ACAP completed several real estate transactions that resulted in total gains of $15.2 million and net cash proceeds of $102.8 million. Additionally, the decrease from prior year was due to approximately $15 million in reduced equity in earnings from decreased volume at joint ventures in our MS segment.

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2018 increased $2.3 million, or 1.7%, to $135.7 million as compared to $133.4 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses decreased to 0.7% for the year ended September 30, 2018 from 0.8% for the year ended September 30, 2017.

  Impairment of Assets Held for Sale, Including Goodwill

        Impairment of assets held for sale, including goodwill, was $168.2 million for the year ended September 30, 2018. The loss was due to the anticipated disposition of non-core oil and gas assets in North America from our CS segment after the second quarter of fiscal 2018. The anticipated disposition resulted in a remeasurement of the assets held for sale, which were recorded at their estimated fair values less costs to sell. Included in the impairment of assets held for sale was a goodwill impairment charge of

$125.4 million. Goodwill associated with the assets held for sale was originally recognized in the acquisition of URS Corporation in October 2014. Weak market demand for oil and gas services in the Canadian oil sands, primarily due to volatile commodity prices for Western Canada Select, resulted in lower fair value than previously measured at our annual impairment testing date as of September 30, 2017. A portion of the assets classified as held for sale at the end of the second quarter of fiscal 2018 were sold during the year ended September 30, 2018. We expect to sell the remaining assets held for sale within the next twelve months.

  Loss / Gain on Disposal Activities

        Loss on disposal activities in the accompanying statements of operations for the year ended September 30, 2018 was $2.9 million compared to gain on disposal activities of $0.6 million for the year ended September 30, 2017. The loss on disposal activities in the current period relates to incremental losses on the disposal of specific non-core oil and gas assets in North America from our CS segment previously classified as assets held for sale.

  Other Income

        Our other income for the year ended September 30, 2018 increased $13.4 million to $20.1 million as compared to $6.7 million for the year ended September 30, 2017.

        The increase in other income for the year ended September 30, 2018 was primarily due to a $9.1 million gain realized in the quarter ended March 31, 2018 from a foreign exchange forward contract entered into as part of the refinancing of our credit agreement.

  Interest Expense

        Our interest expense for the year ended September 30, 2018 was $267.5 million as compared to $231.3 million for the year ended September 30, 2017.

        The increase in interest expense for the year ended September 30, 2018 was primarily due to a $34.5 million prepayment premium of our $800 million unsecured 5.750% Senior Notes due 2022 at a price of 104.3% during the quarter ended March 31, 2018.

  Income Tax Benefit / Expense

        Our income tax benefit for the year ended September 30, 2018 was $19.6 million compared to income tax expense of $7.7 million for the year ended September 30, 2017. The increase in tax benefit for the current period compared to the corresponding period last year is due primarily to a $47.8 million net benefit related to one-time U.S. federal tax law changes, a benefit of $37.2 million related to income tax credits and incentives, a benefit of $31.4 million related to changes in uncertain tax positions primarily in the U.S. and Canada, a benefit of $27.7 million related to an audit settlement in the U.S., a benefit of $18.5 million related to return to provision adjustments in the U.S. primarily due to changes in foreign tax credits, a decrease in overall pre-tax income of $251.7 million, and a reduced U.S. federal corporate tax rate of 24.5% for our fiscal year ending September 30, 2018. These benefits were partially offset by valuation allowance increases resulting in tax expense of $58.7 million including $38.1 million related to foreign tax credits as a result of U.S. federal tax law changes and tax expense of $33.9 million related to the goodwill impairment charge in the second quarter of fiscal 2018 which was non-deductible for tax purposes.

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

        Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

        During the fiscal year 2018, we recorded a $32.0 million provisional tax benefit related to the remeasurement of our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In addition, we released the deferred tax liability and recorded a tax benefit related to foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $79.8 million and accrued current tax on these earnings as part of the one-time transition tax.

        During the fiscal year 2018, we recorded a $64.0 million provisional amount for the one-time transition tax liability for our foreign subsidiaries. We have not yet completed our calculation of the total foreign earnings and profits of our foreign subsidiaries and accordingly this amount may change when we finalize the calculation of foreign earnings.

        During the fourth quarter of 2018, we restructured certain operations in Canada which resulted in a release of a valuation allowance of $13.1 million. Other operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowances (approximately $41 million). During the second quarter of 2017, valuation allowances in the amount of $59.9 million in the United Kingdom were released due to sufficient positive evidence.

        During the fourth quarter of 2018, we effectively settled a U.S. federal income tax examination for URS pre-acquisition tax years 2012, 2013 and 2014 and recorded a benefit of $27.7 million related to various adjustments, in addition to the favorable settlement for R&D credits of $26.2 million recorded in the second quarter of 2018. We are currently under tax audit in several jurisdictions including the U.S and believe the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in adjustments, but will not result in a material change in the liability for uncertain tax positions.

        We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

  Net Income Attributable to AECOM

        The factors described above resulted in the net income attributable to AECOM of $136.5 million for the year ended September 30, 2018, as compared to the net income attributable to AECOM of $339.4 million for the year ended September 30, 2017.

Results of Operations by Reportable Segment

Design and Consulting Services

	Fiscal Year Ended
			Change
	September 30, 2018	September 30, 2017
			$	%
	($ in millions)
Revenue	$8,223.1	$7,566.8	$656.3	8.7%
Cost of revenue	7,783.9	7,172.0	611.9	8.5

Gross profit	$439.2	$394.8	$44.4	11.2%

        The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
Revenue	100.0%	100.0%
Cost of revenue	94.7	94.8

Gross profit	5.3%	5.2%

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2018 increased $656.3 million, or 8.7%, to $8,223.1 million as compared to $7,566.8 million for the corresponding period last year.

        The increase in revenue for the year ended September 30, 2018 was attributable to an increase in the Americas of $400 million, largely due to increased work performed on a residential housing storm disaster relief program. Additionally, the increase was due to increases in Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA) of approximately $110 million and $40 million, respectively, and favorable impacts from foreign currency of $100 million.

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2018 increased $44.4 million, or 11.2%, to $439.2 million as compared to $394.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.3% of revenue for the year ended September 30, 2018 from 5.2% in the corresponding period last year.

        The increases in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2018 were primarily due to increased revenues in the Americas, including the residential housing disaster relief program discussed above.

Construction Services

	Fiscal Year Ended
			Change
	September 30, 2018	September 30, 2017
			$	%
	($ in millions)
Revenue	$8,238.9	$7,295.6	$943.3	12.9%
Cost of revenue	8,198.5	7,202.7	995.8	13.8

Gross profit	$40.4	$92.9	$(52.5)	(56.5)%

        The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
Revenue	100.0%	100.0%
Cost of revenue	99.5	98.7

Gross profit	0.5%	1.3%

  Revenue

        Revenue for our CS segment for the year ended September 30, 2018 increased $943.3 million, or 12.9%, to $8,238.9 million as compared to $7,295.6 million for the corresponding period last year.

        The increase in revenue for the year ended September 30, 2018 was primarily attributable to approximately $400 million in increased revenue due to the construction of residential high-rise buildings in the city of New York. Additionally, the increase was due to the inclusion of approximately $500 million of revenue from entities acquired during fiscal 2018 and the fourth quarter of fiscal 2017.

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2018 decreased $52.5 million, or 56.5%, to $40.4 million as compared to $92.9 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 0.5% of revenue for the year ended September 30, 2018 from 1.3% in the corresponding period last year.

        The decrease in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2018 were primarily due to losses in the oil and gas business in North America of approximately $50 million, and projects in the construction services business, partially offset by earnings from entities acquired in fiscal 2017 and the revenue increase in our residential high-rise construction business noted above.

Management Services

	Fiscal Year Ended
			Change
	September 30, 2018	September 30, 2017
			$	%
	($ in millions)
Revenue	$3,693.5	$3,341.0	$352.5	10.6%
Cost of revenue	3,522.5	3,145.0	377.5	12.0

Gross profit	$171.0	$196.0	$(25.0)	(12.8)%

        The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
Revenue	100.0%	100.0%
Cost of revenue	95.4	94.1

Gross profit	4.6%	5.9%

  Revenue

        Revenue for our MS segment for the year ended September 30, 2018 increased $352.5 million, or 10.6%, to $3,693.5 million as compared to $3,341.0 million for the corresponding period last year.

        The increase in revenue for the year ended September 30, 2018 was primarily due to various projects with the U.S. government, including projects with the United States Army in the Middle East and with the United States Air Force.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2018 decreased $25.0 million, or 12.8%, to $171.0 million as compared to $196.0 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 4.6% of revenue for the year ended September 30, 2018 from 5.9% in the corresponding period last year.

        The decrease in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2018 were primarily due to a benefit recorded in the first quarter of fiscal 2017 of $35 million from the favorable settlement of a federal lawsuit, net of legal fees, and $23 million of incentive fees earned on contracts with the Department of Energy, which did not repeat in the current year. These decreases were partially offset by the benefits of approximately $15 million from an increase in anticipated recoveries on a contract with the Department of Energy recorded in the year ended September 30, 2018. Additionally, the decreases were offset by increased gross profits from projects with the United States Army in the Middle East and with the United States Air Force, discussed above.

AECOM Capital

	Fiscal Year Ended
			Change
	September 30, 2018	September 30, 2017
			$	%
	($ in millions)
Equity in earnings of joint ventures	$15.2	$57.7	$(42.5)	(73.7)%
General and administrative expenses	(11.2)	(8.7)	(2.5)	28.7%

        During the three months ended June 30, 2017, ACAP completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in a gain of $52 million in fiscal 2017. During the three months ended September 30, 2018, ACAP completed several real estate transactions that resulted in total gains of $15.2 million and net cash proceeds of $102.8 million.

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

  Revenue

        Our revenue for the year ended September 30, 2017 increased $792.6 million, or 4.6%, to $18,203.4 million as compared to $17,410.8 million for the year ended September 30, 2016.

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

  Gross Profit

        Our gross profit for the year ended September 30, 2017 increased $40.9 million, or 6.4%, to $683.7 million as compared to $642.8 million for the year ended September 30, 2016. For the year ended September 30, 2017, gross profit, as a percentage of revenue, increased to 3.8% from 3.7% in the year ended September 30, 2016.

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

  Equity in Earnings of Joint Ventures

        Our equity in earnings of joint ventures for the year ended September 30, 2017 was $141.6 million as compared to $104.0 million in the year ended September 30, 2016.

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

  General and Administrative Expenses

        Our general and administrative expenses for the year ended September 30, 2017 increased $18.3 million, or 15.9%, to $133.4 million as compared to $115.1 million for the year ended September 30, 2016. As a percentage of revenue, general and administrative expenses increased to 0.8% for the year ended September 30, 2017 from 0.7% for the year ended September 30, 2016.

        The increase in our general and administrative expenses was primarily due to increased personnel costs.

  Acquisition and Integration Expenses

        Acquisition and integration expenses, resulting from business acquisitions, were comprised of the following (in millions):

	Fiscal Year Ended September 30,
	2017	2016
Severance and personnel costs	$32.0	$23.4
Professional services, real estate-related, and other expenses	6.7	190.2

Total	$38.7	$213.6

        Our cost savings and acquisition and integration expenses associated with the URS integration are complete.

  Gain / Loss on Disposal Activities

        Gain on disposal activities in the accompanying statements of operations for the year ended September 30, 2017 was $0.6 million compared to loss on disposal activities of $42.6 million for the year ended September 30, 2016. Losses recorded in fiscal 2016 related to the disposition of non-core energy-related businesses, equipment and other assets that did not repeat in fiscal 2017.

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

        In the fourth quarter of 2017, we executed international restructuring transactions that resulted in a distribution of current year earnings and profits and the associated foreign tax credits. The distribution resulted in the recognition of a benefit of $25.2 million related to excess foreign tax credits expected to be realized in the foreseeable future. These current year earnings had previously been forecasted to qualify for the indefinite reinvestment exception. Our change in assertion for these investments is a one-time event and does not impact our past or future assertions regarding intent and ability to reinvest indefinitely.

        In the third quarter of 2017, we recapitalized one of our European subsidiaries which resulted in us indefinitely reinvesting a portion of our non-U.S. undistributed earnings that U.S. tax had previously been provided for and released the associated $21.2 million deferred tax liability. These non-U.S. earnings are now intended to be reinvested indefinitely outside of the U.S to meet the current and future cash needs of our European operations.

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

  Revenue

        Revenue for our DCS segment for the year ended September 30, 2017 decreased $89.0 million, or 1.2%, to $7,566.8 million as compared to $7,655.8 million for the year ended September 30, 2016.

        The decrease in revenue for the year ended September 30, 2017 was primarily attributable to decreases in the Americas of $110 million and a negative foreign currency impact of $70 million mostly due to the strengthening of the U.S. dollar against the British pound. These decreases were offset by an increase in the Asia Pacific (APAC) region of $100 million.

  Gross Profit

        Gross profit for our DCS segment for the year ended September 30, 2017 increased $12.3 million, or 3.2%, to $394.8 million as compared to $382.5 million for the year ended September 30, 2016. As a percentage of revenue, gross profit increased to 5.2% of revenue for the year ended September 30, 2017 from 5.0% in the year ended September 30, 2016.

        The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2017 was primarily due to decreased intangible amortization expense, net of the margin fair value adjustment, of $47 million, primarily from URS, partially offset by decreased project performance in the Europe, Middle East and Africa (EMEA) region.

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

  Revenue

        Revenue for our CS segment for the year ended September 30, 2017 increased $924.5 million, or 14.5%, to $7,295.6 million as compared to $6,371.1 million for the year ended September 30, 2016.

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

  Gross Profit

        Gross profit for our CS segment for the year ended September 30, 2017 increased $67.5 million, or 265.7%, to $92.9 million as compared to $25.4 million for the year ended September 30, 2016. As a percentage of revenue, gross profit increased to 1.3% of revenue for the year ended September 30, 2017 from 0.4% in the year ended September 30, 2016.

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

  Revenue

        Revenue for our MS segment for the year ended September 30, 2017 decreased $42.9 million, or 1.3%, to $3,341.0 million as compared to $3,383.9 million for the year ended September 30, 2016.

        The decrease in revenue for the year ended September 30, 2017 was primarily due to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million recorded in the year ended September 30, 2016, which did not repeat in 2017.

  Gross Profit

        Gross profit for our MS segment for the year ended September 30, 2017 decreased $38.9 million, or 16.6%, to $196.0 million as compared to $234.9 million for the year ended September 30, 2016. As a percentage of revenue, gross profit decreased to 5.9% of revenue for the year ended September 30, 2017 from 6.9% in the year ended September 30, 2016.

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

        During the three months ended June 30, 2017, AECOM Capital completed a transaction to sell its 50% equity interest in Provost Square I LLC, an unconsolidated joint venture which invested in a real estate development in New Jersey, for $133 million, which resulted in net cash proceeds of $77 million and a gain of $52 million in fiscal 2017.

Liquidity and Capital Resources

  Cash Flows

        Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next 12 months. We sold non-core oil and gas assets in fiscal 2018 and we expect to sell additional non-core oil and gas assets in the next twelve months. We expect to incur approximately $80 to $90 million in restructuring costs in the first half of fiscal year 2019, and we also expect to evaluate our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

        Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2018, we have not determined whether we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

        At September 30, 2018, cash and cash equivalents were $886.7 million, an increase of $84.3 million, or 10.5%, from $802.4 million at September 30, 2017. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net borrowings under our credit agreements, partially offset by an early redemption of the 2014 5.75% Senior Notes due 2022 including a prepayment premium, capital expenditures net of proceeds from disposals, net distributions to noncontrolling interest, and repurchases of common stock.

        Net cash provided by operating activities was $774.6 million for the year ended September 30, 2018, an increase from $696.7 million for the year ended September 30, 2017. The increase was primarily attributable to the timing of receipts and payments of working capital, which include accounts receivable, accounts payable, accrued expenses, and billings in excess of costs on uncompleted contracts. The sale of trade receivables to financial institutions during the year ended September 30, 2018 provided a net benefit of $39.1 million as compared to a net favorable impact of $0.3 million during the year ended September 30, 2017. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

        Net cash used in investing activities was $59.1 million for the year ended September 30, 2018 as compared to $202.7 million for the year ended September 30, 2017. This decrease in cash used was primarily attributable to a decrease in payments for business acquisitions of $103.1 million and an increase in net return on investments from unconsolidated joint ventures of $39.0 million.

        Net cash used in financing activities was $624.9 million for the year ended September 30, 2018 as compared to $386.5 million for the year ended September 30, 2017. This change was primarily attributable to the repurchase of common stock under an accelerated stock repurchase agreement entered into in August 2018 for $150.0 million, an increase in net distributions made to noncontrolling interests of $30.7 million and an increase in net repayments of debt of $48.2 million which includes net repayments under credit agreements and redemption and issuance of unsecured senior notes.

  Working Capital

        Working capital, or current assets less current liabilities, decreased $106.2 million, or 9.6%, to $997.6 million at September 30, 2018 from $1,103.8 million at September 30, 2017. Net accounts receivable, which includes billed and unbilled costs and fees, net of billings in excess of costs on uncompleted contracts, increased $312.5 million, or 7.4%, to $4,537.4 million at September 30, 2018 from $4,224.9 million at September 30, 2017.

        Days Sales Outstanding (DSO), which includes accounts receivable, net of billings in excess of costs on uncompleted contracts, and excludes the effects of recent acquisitions, was 78 days at September 30, 2018 compared to 77 days at September 30, 2017.

        In Note 4, Accounts Receivable—Net, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Except for claims, substantially all unbilled receivables are expected to be billed and collected within twelve months.

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

  Debt

        Debt consisted of the following:

	September 30, 2018	September 30, 2017
	(in millions)
2014 Credit Agreement	$1,433.8	$908.7
2014 Senior Notes	800.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.9	247.7
Other debt	191.8	140.0

Total debt	3,673.5	3,896.4
Less: Current portion of debt and short-term borrowings	(143.1)	(142.0)
Less: Unamortized debt issuance costs	(46.7)	(52.3)

Long-term debt	$3,483.7	$3,702.1

        The following table presents, in millions, scheduled maturities of our debt as of September 30, 2018:

Fiscal Year
2019	$143.1
2020	92.5
2021	341.5
2022	304.9
2023	458.8
Thereafter	2,332.7

Total	$3,673.5

  2014 Credit Agreement

        We entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some of our subsidiaries (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors' pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

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

        On July 1, 2015, the Credit Agreement was amended to revise the definition of "Consolidated EBITDA" to increase the allowance for acquisition and integration expenses related to our acquisition of URS.

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

        On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of our revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (4) reduce our interest rate borrowing costs as follows: (a) the term loan B facility, at our election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at our election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at our election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of our fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); (5) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

        Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 3.9 at September 30, 2018. Our Consolidated Interest Coverage Ratio was 4.6 at September 30, 2018. As of September 30, 2018, we were in compliance with the covenants of the Credit Agreement.

        At September 30, 2018 and 2017, outstanding standby letters of credit totaled $28.7 million and $58.1 million, respectively, under our revolving credit facilities. As of September 30, 2018 and 2017, we had $1,321.3 million and $991.9 million, respectively, available under our revolving credit facility.

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

        As of September 30, 2018, the estimated fair value of the 2024 Notes was approximately $844.0 million. The fair value of the 2024 Notes as of September 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

        We were in compliance with the covenants relating to the 2024 Notes as of September 30, 2018.

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

        As of September 30, 2018, the estimated fair value of the 2017 Senior Notes was approximately $965.0 million. The fair value of the 2017 Senior Notes as of September 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

        We were in compliance with the covenants relating to the 2017 Senior Notes as of September 30, 2018.

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

        As of September 30, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $251.0 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of September 30, 2018 was $247.9 million. The fair value of the 2022 URS Senior Notes as of September 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

        As of September 30, 2018, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

  Other Debt and Other Items

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2018 and 2017, these outstanding standby letters of credit totaled $486.4 million and $445.7 million, respectively. As of September 30, 2018, we had $480.3 million available under these unsecured credit facilities.

  Effective Interest Rate

        Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2018, 2017 and 2016 was 4.6%, 4.6% and 4.4%, respectively.

        Interest expense in the consolidated statements of operations for the year ended September 30, 2018 included a prepayment premium of $34.5 million to redeem the 2022 Notes. Additionally, amortization of deferred debt issuance costs for the year ended September 30, 2018 and 2017 was $18.1 million and $17.5 million, respectively.

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

        Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of September 30, 2018, there was approximately $515.1 million outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

        We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2018, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $400.5 million. The total amounts of employer contributions paid for the year ended September 30, 2018 were $11.6 million for U.S. plans and $27.8 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. For the year ended September 30, 2018, we contributed $49.8 million to multiemployer pension plans.

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

        At September 30, 2018 and 2017, we were contingently liable in the amount of approximately $515.1 million and $503.8 million, respectively, in issued standby letters of credit and $5.3 billion and $5.7 billion, respectively, in issued surety bonds primarily to support project execution.

        In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

        In addition, in connection with the investment activities of AECOM Capital, we provide guarantees of contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

        Our investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the "Fund"), in which we have an ongoing capital commitment to fund investments. At September 30, 2018, we have capital commitments of $35 million to the Fund over the next 10 years.

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

        Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. WGI Ohio assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio's parent company, see Note 3, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are completed and site restoration activities are underway. WGI Ohio increased its receivable during the quarter ended June 30, 2018.

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

  New York Department of Environmental Conservation

        The following matter is disclosed pursuant to Regulation S-K, Item 103, Instruction 5.C pertaining to a government authority environmental claim exceeding $100,000 against an AECOM affiliate. In September 2017, AECOM USA, Inc., one of our wholly-owned subsidiaries, was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.'s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL's maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc., cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government's claims and any negotiations of a consent order or other resolution.

  Illinois Power Generating Company

        Advatech, LLC, a joint venture 60% owned by AECOM Energy & Construction, Inc., executed a fixed-cost engineering, procurement and construction contract for a flue-gas-desulfurization system at a coal-fired power plant owned by Illinois Power Generating Company, a wholly-owned subsidiary of Dynegy, Inc. (Genco). On September 2, 2016, Genco terminated Advatech's contract for convenience and Advatech subsequently submitted its final contractual invoice of approximately $81 million. Advatech filed and perfected a mechanics lien on the Genco power plant property on October 17, 2016. On December 9, 2016, Genco filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas and its plan of reorganization was approved by the Bankruptcy Court on January 25, 2017 (the Bankruptcy Plan). Advatech's contractual invoice and mechanics lien were not extinguished per the terms of the Bankruptcy Plan and remain outstanding claims. On March 15, 2017, Advatech filed a demand for arbitration and on July 21, 2017 submitted a Statement of Claim seeking reimbursement of approximately $81 million for Genco's breach of contract and failure to reimburse Advatech for all of the cost of work performed under the contract.

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

Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commercial commitments as of September 30, 2018:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in millions)
Debt	$3,673.5	$143.1	$434.0	$763.7	$2,332.7
Interest on debt	1,162.3	200.6	385.0	317.5	259.2
Operating leases	1,312.0	253.3	377.3	247.8	433.6
Pension funding obligations(1)	41.5	41.5	—

Total contractual obligations and commitments	$6,189.3	$638.5	$1,196.3	$1,329.0	$3,025.5

(1)
Represents expected fiscal 2019 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

New Accounting Pronouncements and Changes in Accounting

        In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Our evaluation of the impact of the new guidance on our consolidated financial statements, including the expected impact on our business processes, systems, and controls, and potential differences in the timing or method of revenue recognition for our contracts, is substantially complete. We adopted the new standard on October 1, 2018, using the modified retrospective method, which requires recognizing the net cumulative effects of adoption as an adjustment to retained earnings. Based on our current evaluation, we believe the impacts of adoption will be combining contracts that were previously segmented into a single performance obligation. However, we do not anticipate that adoption will have a material impact on our financial results and estimate the adjustment to retained earnings due to adoption will not be material.

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

        In February 2016, the FASB issued new accounting guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under previous guidance does not, in and of itself, require redesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We adopted the new guidance on October 1, 2017; and the adoption of this guidance did not have a material impact on our consolidated financial statements.

        In March 2016, the FASB issued new accounting guidance which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. We adopted the new guidance on October 1, 2017; and the adoption of this guidance did not have a material impact on our consolidated financial statements.

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

        In August 2016, the FASB issued new accounting guidance clarifying how entities should classify cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted. We do not expect that the new guidance will have a material impact on our consolidated statement of cash flows.

        In October 2016, the FASB issued additional guidance on how a single decision maker considers its indirect interests when performing the primary beneficiary analysis under the variable interest model. Under the new guidance, the single decision maker will consider its indirect interests on a proportionate basis. We adopted the new guidance on October 1, 2017 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

        In January 2017, the FASB issued new accounting guidance that changes the definition of a business to assist companies with evaluating when a set of transferred assets and activities is a business. This guidance requires the buyer to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. We elected to adopt this guidance on July 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

        In January 2017, the FASB issued new accounting guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We early adopted the new guidance on January 1, 2018 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

        In March 2017, the FASB issued new guidance on how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs. The new guidance was effective for us on October 1, 2018. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

        In August 2017, the FASB issued new accounting guidance on derivatives and hedging. This guidance better aligns an entity's risk management activities and financial reporting for hedging relationships through change to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. We early adopted the guidance on January 1, 2018 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

        In October 2017, the FASB issued additional guidance regarding accounting for intercompany transfers of assets other than inventory. The new guidance will require companies to account for the income tax consequences of intercompany transfers of assets other than inventory in the period the transfer occurs. We adopted this guidance on October 1, 2018, and estimate the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

  Interest Rates

        Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2018 and 2017, we had $1,433.8 million and $908.7 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing's base rate can range from 0.25% to 2.00%. For the year ended September 30, 2018, our weighted average floating rate borrowings were $1,920.1 million, or $1,224.5 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2018 would have increased by $12.2 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM
Index to Consolidated Financial Statements
September 30, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of AECOM (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1990.

Los Angeles, CA
November 13, 2018

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AECOM

Opinion on Internal Control over Financial Reporting

        We have audited AECOM's (the "Company") internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2018 consolidated financial statements of the Company dated November 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Los Angeles, CA
November 13, 2018

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$642,168	$665,871
Cash in consolidated joint ventures	244,565	136,491

Total cash and cash equivalents	886,733	802,362
Accounts receivable—net	5,468,821	5,127,743
Prepaid expenses and other current assets	585,152	696,718
Current assets held for sale	59,800	—
Income taxes receivable	126,816	55,399

TOTAL CURRENT ASSETS	7,127,322	6,682,222
PROPERTY AND EQUIPMENT—NET	614,062	621,357
DEFERRED TAX ASSETS—NET	159,396	171,331
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	310,661	364,223
GOODWILL	5,921,116	5,992,881
INTANGIBLE ASSETS—NET	319,892	415,096
OTHER NON-CURRENT ASSETS	228,682	149,846

TOTAL ASSETS	$14,681,131	$14,396,956

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$8,353	$1,221
Accounts payable	2,726,047	2,249,872
Accrued expenses and other current liabilities	2,267,046	2,245,519
Income taxes payable	39,802	38,176
Billings in excess of costs on uncompleted contracts	931,431	902,812
Current liabilities held for sale	22,300	—
Current portion of long-term debt	134,698	140,779

TOTAL CURRENT LIABILITIES	6,129,677	5,578,379
OTHER LONG-TERM LIABILITIES	329,457	322,199
DEFERRED TAX LIABILITY—NET	47,273	20,515
PENSION BENEFIT OBLIGATIONS	412,604	559,068
LONG-TERM DEBT	3,483,746	3,702,109

TOTAL LIABILITIES	10,402,757	10,182,270
COMMITMENTS AND CONTINGENCIES (Note 18)
AECOM STOCKHOLDERS' EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2018 and 2017; issued and outstanding 156,983,356 and 157,529,419 shares as of September 30, 2018 and 2017, respectively	1,570	1,575
Additional paid-in capital	3,846,392	3,733,572
Accumulated other comprehensive loss	(703,330)	(700,661)
Retained earnings	948,148	961,640

TOTAL AECOM STOCKHOLDERS' EQUITY	4,092,780	3,996,126
Noncontrolling interests	185,594	218,560

TOTAL STOCKHOLDERS' EQUITY	4,278,374	4,214,686

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,681,131	$14,396,956

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Revenue	$20,155,512	$18,203,402	$17,410,825
Cost of revenue	19,504,863	17,519,682	16,768,001

Gross profit	650,649	683,720	642,824
Equity in earnings of joint ventures	81,133	141,582	104,032
General and administrative expenses	(135,787)	(133,309)	(115,088)
Impairment of assets held for sale, including goodwill	(168,178)	—	—
Acquisition and integration expenses	—	(38,709)	(213,642)
(Loss) gain on disposal activities	(2,949)	572	(42,589)

Income from operations	424,868	653,856	375,537
Other income	20,135	6,636	8,180
Interest expense	(267,519)	(231,310)	(258,162)

Income before income tax (benefit) expense	177,484	429,182	125,555
Income tax (benefit) expense	(19,643)	7,706	(37,917)

Net income	197,127	421,476	163,472
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(60,659)	(82,086)	(67,363)

Net income attributable to AECOM	$136,468	$339,390	$96,109

Net income attributable to AECOM per share:
Basic	$0.86	$2.18	$0.62
Diluted	$0.84	$2.13	$0.62
Weighted average shares outstanding:
Basic	159,101	155,728	154,772
Diluted	162,261	159,135	156,073

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Net income	$197,127	$421,476	$163,472
Other comprehensive (loss) income, net of tax:
Net unrealized gain on derivatives, net of tax	1,693	4,605	5,987
Foreign currency translation adjustments	(82,717)	65,389	(65,224)
Pension adjustments, net of tax	79,523	87,061	(164,911)

Other comprehensive (loss) income, net of tax	(1,501)	157,055	(224,148)

Comprehensive income (loss), net of tax	195,626	578,531	(60,676)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(61,827)	(82,220)	(65,697)

Comprehensive income (loss) attributable to AECOM, net of tax	$133,799	$496,311	$(126,373)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
BALANCE AT SEPTEMBER 30, 2015	$1,513	$3,518,999	$(635,100)	$522,336	$3,407,748	$223,195	$3,630,943
Net income				96,109	96,109	67,363	163,472
Other comprehensive loss			(222,482)		(222,482)	(1,666)	(224,148)
Issuance of stock	21	28,065			28,086		28,086
Repurchases of stock	1	(25,893)			(25,892)		(25,892)
Proceeds from exercise of options	4	9,942			9,946		9,946
Stock based compensation		73,406			73,406		73,406
Other transactions with noncontrolling interests						(155)	(155)
Contributions from noncontrolling interests						2,006	2,006
Distributions to noncontrolling interests						(105,175)	(105,175)

BALANCE AT SEPTEMBER 30, 2016	1,539	3,604,519	(857,582)	618,445	3,366,921	185,568	3,552,489
Net income				339,390	339,390	82,086	421,476
Cumulative effect of accounting standard adoption				3,805	3,805		3,805
Other comprehensive income			156,921		156,921	134	157,055
Issuance of stock	41	66,624			66,665		66,665
Repurchases of stock	(7)	(25,071)			(25,078)		(25,078)
Proceeds from exercise of options	2	4,876			4,878		4,878
Stock based compensation		83,774			83,774		83,774
Acquisition of noncontrolling interests		(1,150)			(1,150)		(1,150)
Other noncontrolling interests						9,808	9,808
Contributions from noncontrolling interests						2,282	2,282
Distributions to noncontrolling interests						(61,318)	(61,318)

BALANCE AT SEPTEMBER 30, 2017	1,575	3,733,572	(700,661)	961,640	3,996,126	218,560	4,214,686
Net income				136,468	136,468	60,659	197,127
Other comprehensive loss			(2,669)		(2,669)	1,168	(1,501)
Issuance of stock	42	68,069			68,111		68,111
Repurchases of stock under stock repurchase program	(40)			(149,960)	(150,000)		(150,000)
Repurchases of stock	(8)	(31,093)			(31,101)		(31,101)
Proceeds from exercise of options	1	2,749			2,750		2,750
Stock based compensation		73,095			73,095		73,095
Other noncontrolling interests						(5,012)	(5,012)
Contributions from noncontrolling interests						7,729	7,729
Distributions to noncontrolling interests						(97,510)	(97,510)

BALANCE AT SEPTEMBER 30, 2018	$1,570	$3,846,392	$(703,330)	$948,148	$4,092,780	$185,594	$4,278,374

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,127	$421,476	$163,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,570	278,631	398,730
Equity in earnings of unconsolidated joint ventures	(81,133)	(141,582)	(104,032)
Distribution of earnings from unconsolidated joint ventures	118,712	137,031	149,215
Non-cash stock compensation	73,095	83,774	73,406
Prepayment premium on redemption of unsecured senior notes	34,504	—	—
Impairment of assets held for sale, including goodwill	168,178	—	—
Foreign currency translation	(48,270)	6,007	(25,494)
Write-off of debt issuance costs	7,048	—	7,749
Deferred income tax expense (benefit)	36,746	(49,856)	(110,122)
Pension curtailment and settlement gains	—	—	(7,818)
Loss (gain) on disposal activities	2,949	(572)	42,589
Other	(472)	(15,062)	2,430
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(381,787)	(432,769)	337,291
Prepaid expenses and other assets	(75,980)	(21,780)	(16,257)
Accounts payable	474,950	292,496	16,616
Accrued expenses and other current liabilities	16,848	(53,126)	(154,096)
Billings in excess of costs on uncompleted contracts	2,729	234,116	(22,949)
Other long-term liabilities	(39,887)	(68,714)	53,411
Income taxes payable	1,626	26,584	10,014

Net cash provided by operating activities	774,553	696,654	814,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(103,075)	(5,534)
Proceeds from purchase price adjustment on business acquisition	2,203	—	—
Cash acquired from consolidation of joint venture	7,630	—	—
Proceeds from disposal of businesses, net of cash disposed	19,537	2,200	39,699
Investment in unconsolidated joint ventures	(91,030)	(59,684)	(76,707)
Return of investment in unconsolidated joint ventures	105,769	35,407	5,160
Proceeds from sales of investments	7,174	900	11,745
Payments for purchase of investments	(23,492)	—	(214)
Proceeds from disposal of property and equipment	26,401	7,895	54,622
Payments for capital expenditures	(113,279)	(86,354)	(191,386)

Net cash used in investing activities	(59,087)	(202,711)	(162,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	8,529,014	5,953,249	4,706,225
Repayments of borrowings under credit agreements	(8,040,262)	(7,071,602)	(5,199,961)
Issuance of unsecured senior notes	—	1,000,000	—
Redemption of unsecured senior notes	(800,000)	(179,208)	—
Prepayment premium on redemption of unsecured senior notes	(34,504)	—	—
Cash paid for debt issuance costs	(12,181)	(13,041)	(10,447)
Proceeds from issuance of common stock	35,233	30,093	28,192
Proceeds from exercise of stock options	2,750	4,878	9,946
Payments to repurchase common stock under the share repurchase program	(150,000)	—	—
Payments to repurchase common stock	(29,466)	(25,078)	(25,892)
Net distributions to noncontrolling interests	(89,781)	(59,036)	(103,169)
Other financing activities	(35,671)	(26,745)	(42,873)

Net cash used in financing activities	(624,868)	(386,490)	(637,979)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,227)	2,764	(5,309)
NET INCREASE IN CASH AND CASH EQUIVALENTS	84,371	110,217	8,252
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	802,362	692,145	683,893

CASH AND CASH EQUIVALENTS AT END OF YEAR	$886,733	$802,362	$692,145

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued in acquisitions	$—	$36,611	$—

Debt assumed from acquisitions	$—	$31,353	$1,805

Interest paid	$271,842	$226,090	$216,125

Net income taxes paid	$40,589	$11,540	$13,109

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

        Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2018, 2017 and 2016 each contained 52 weeks and ended on September 28, September 29, and September 30, respectively.

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

        Revenue Recognition—The Company generally utilizes a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates made at the balance sheet date. Due to uncertainties inherent in the estimation process, actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss within cost of revenues in the period the estimated loss first becomes known. Liabilities recorded related to accrued contract losses were not material as of September 30, 2018 and 2017.

        In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in the Company's revenue and cost of revenue. Because subcontractor services and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. These subcontractor and other direct costs for the years ended September 30, 2018, 2017 and 2016 were $10.7 billion, $9.2 billion and $8.4 billion, respectively.

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

        During the years ended September 30, 2018, 2017 and 2016, the types of contracts comprising the Company's revenue were as follows:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Cost reimbursable	47%	48%	53%
Guaranteed maximum price	23%	23%	15%
Fixed price	30%	29%	32%

        Cost-reimbursable contracts include cost-plus and time-and-materials price contracts.

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

        During the impairment test, the Company estimates the fair value of the reporting unit using income and market approaches, and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. See also Note 3.

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

2. New Accounting Pronouncements and Changes in Accounting

        In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company's evaluation of the impact of the new guidance on its consolidated financial statements, including the expected impact on its business processes, systems, and controls, and potential differences in the timing or method of revenue recognition for its contracts, is substantially complete. The Company adopted the new standard on October 1, 2018, using the modified retrospective method, which requires recognizing the net cumulative effects of adoption as an adjustment to retained earnings. Based on its current evaluation, the Company believes the impacts of adoption to be primarily related to combining contracts that were previously segmented into a single performance obligation. However, the Company does not anticipate that adoption will have a material impact on its financial results and estimates the adjustment to retained earnings due to adoption will not be material.

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

        In August 2016, the FASB issued new accounting guidance clarifying how entities should classify cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for the Company in its fiscal year beginning October 1, 2018 and early adoption is permitted. The Company does not expect that the new guidance will have a material impact on its consolidated statement of cash flows.

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

        In January 2017, the FASB issued new accounting guidance that changes the definition of a business to assist companies with evaluating when a set of transferred assets and activities is a business. This guidance requires the buyer to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. The Company elected to adopt this guidance on July 1, 2018, and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

        In March 2017, the FASB issued new guidance on how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements and Changes in Accounting (Continued)

statement. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs. The new guidance was effective for the Company on October 1, 2018. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

        In August 2017, the FASB issued new accounting guidance on derivatives and hedging. This guidance better aligns an entity's risk management activities and financial reporting for hedging relationships through change to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. The Company early adopted the guidance on January 1, 2018 and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In October 2017, the FASB issued additional guidance regarding accounting for intercompany transfers of assets other than inventory. The new guidance will require companies to account for the income tax consequences of intercompany transfers of assets other than inventory in the period the transfer occurs. The Company adopted this guidance on October 1, 2018, and estimates the adoption of this guidance will not have a material impact on its consolidated financial statements.

3. Business Acquisitions, Goodwill, and Intangible Assets

        The Company completed one acquisition during the year ended September 30, 2018 and two acquisitions during the year ended September 30, 2017 for a total consideration of $5.6 million and $164.4 million, respectively. The business combinations did not meet the quantitative thresholds to require separate disclosures based on the Company's consolidated net assets, investments and net income. The acquisitions were accounted for under the purchase method of accounting. As such, the purchase considerations were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

        On October 17, 2014, the Company completed the acquisition of the U.S. headquartered URS Corporation (URS), an international provider of engineering, construction, and technical services. In connection therewith, the Company acquired backlog and customer relationship intangible assets valued at $973.8 million representing the fair value of existing contracts and the underlying customer relationships that have lives ranging from 1 to 11 years (weighted average lives of approximately 3 years) in connection with the URS acquisition. Acquired accrued expenses and other current liabilities include URS project liabilities and approximately $240 million related to estimated URS legal settlements and uninsured legal damages; see Note 18, Commitments and Contingencies, including legal matters related to former URS affiliates.

        Amortization of intangible assets relating to URS, included in cost of revenue, was $68.4 million and $83.6 million during the twelve months ended September 30, 2018 and 2017, respectively. Additionally, included in equity in earnings of joint ventures and noncontrolling interests was intangible amortization expense of $7.1 million and $(8.5) million, respectively, during the twelve months ended September 30, 2018 and $9.4 million and $(8.5) million, respectively, during the twelve months ended September 30, 2017 related to joint venture fair value adjustments.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Billings in excess of costs on uncompleted contracts includes a margin fair value liability associated with long-term contracts acquired. This margin fair value liability was $20.6 million at September 30, 2018 and $8.6 million at September 30, 2017, and is recognized as revenue on a percentage-of-completion basis as the applicable projects progress. Income from operations related to the margin fair value liability recognized during the twelve months ended September 30, 2018 and 2017 was $21.1 million and $6.3 million, respectively.

        Acquisition and integration expenses, relating to business acquisitions, in the accompanying consolidated statements of operations are comprised of the following (in millions):

Fiscal Year Ended Sept 30, 2017
Severance and personnel costs	$32.0
Professional services, real estate-related, and other expenses	6.7

Total	$38.7

        Included in severance and personnel costs for the twelve months ended September 30, 2017 was $9.8 million of severance expense, which was substantially all paid as of September 30, 2018. All acquisition and integration expenses are classified within the Corporate segment, as presented in Note 19. Acquisition and integration expenses associated with the URS acquisition are complete.

        In the second quarter of fiscal 2018, management approved a plan to sell non-core oil and gas assets in North America, included in the Company's Construction Services segment (the Disposal Group). The Company classified the related assets and liabilities of the Disposal Group as held for sale in the consolidated balance sheet. In the third quarter of fiscal 2018, the Company sold a portion of the assets in the Disposal Group and recognized a $2.1 million loss on disposal. The remaining unsold portion of the Disposal Group remains classified as held for sale. The Company recorded losses related to the remeasurement of the Disposal Group based on estimated fair value less costs to sell resulting in total asset impairments of $168.2 million, recorded in Impairment of assets held for sale, including goodwill. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, including bid prices from potential buyers. In connection with the classification of the Disposal Group as held for sale, the Company tested the amount of goodwill and other intangible assets allocated to the Disposal Group for impairment. The Company recorded an impairment of goodwill during the year ended September 30, 2018 of $125.4 million and an impairment of intangible and other noncurrent assets of $42.8 million. As of September 30, 2018, current assets held for sale were primarily comprised of accounts receivable of $44.5 million and property, plant and equipment of $14.9 million. As of September 30, 2018, current liabilities held for sale were primarily comprised of accounts payable of $22.3 million. The Company expects to complete the sale of the remaining Disposal Group assets within the next twelve months.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2018 and 2017 were as follows:

	Fiscal Year 2018
	September 30, 2017	Measurement Period Adjustment	Impairment	Foreign Exchange Impact	September 30, 2018
	(in millions)
Design and Consulting Services	$3,218.9	$—	$—	$(29.7)	$3,189.2
Construction Services	1,049.9	91.0	(125.4)	(6.6)	1,008.9
Management Services	1,724.1	—	—	(1.1)	1,723.0

Total	$5,992.9	$91.0	$(125.4)	$(37.4)	$5,921.1

	Fiscal Year 2017
	September 30, 2016	Acquisitions	Disposed	Foreign Exchange Impact	September 30, 2017
	(in millions)
Design and Consulting Services	$3,198.2	$3.8	$(1.8)	$18.7	$3,218.9
Construction Services	915.2	123.3	—	11.4	1,049.9
Management Services	1,710.4	—	—	13.7	1,724.1

Total	$5,823.8	$127.1	$(1.8)	$43.8	$5,992.9

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of September 30, 2018 and 2017, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2018			September 30, 2017
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period (years)
	(in millions)
Backlog and customer relationships	$1,285.1	$(966.0)	$319.1	$1,283.6	$(870.2)	$413.4	1 - 11
Trademark / tradename	18.3	(17.5)	0.8	18.3	(16.6)	1.7	0.3 - 2

Total	$1,303.4	$(983.5)	$319.9	$1,301.9	$(886.8)	$415.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions, Goodwill, and Intangible Assets (Continued)

        Amortization expense of acquired intangible assets included within cost of revenue was $96.7 million, $102.7 million, and $202.4 million for the years ended September 30, 2018, 2017 and 2016, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2019	$83.7
2020	69.8
2021	56.8
2022	44.0
2023	39.5
Thereafter	26.1

Total	$319.9

4. Accounts Receivable—Net

        Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
	(in millions)
Billed	$2,697.7	$2,317.8
Unbilled	2,161.0	2,293.5
Contract retentions	661.7	568.6

Total accounts receivable—gross	5,520.4	5,179.9
Allowance for doubtful accounts	(51.6)	(52.2)

Total accounts receivable—net	$5,468.8	$5,127.7

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represents the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of September 30, 2018 and 2017 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in unbilled receivables and other non-current assets were $266.0 million and $227.7 million as of September 30, 2018 and 2017, respectively, and included an amount related to the DOE Deactivation, Demolition, and Removal Project discussed further in Note 18. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        Other than the U.S. government, no single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2018 and 2017.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accounts Receivable—Net (Continued)

        The Company sold trade receivables to financial institutions, of which $334.2 million and $325.2 million were outstanding as of September 30, 2018 and 2017, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company's ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5. Property and Equipment

        Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	Useful Lives (years)
	(in millions)
Building and land	$75.2	$63.6	10 - 45
Leasehold improvements	399.2	404.6	1 - 20
Computer systems and equipment	741.2	694.6	3 - 12
Furniture and fixtures	132.5	135.9	3 - 10

Total	1,348.1	1,298.7
Accumulated depreciation and amortization	(734.0)	(677.3)

Property and equipment, net	$614.1	$621.4

        Depreciation expense for the fiscal years ended September 30, 2018, 2017 and 2016 were $158.5 million, $157.1 million, and $171.7 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

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

        Contractually required support provided to the Company's joint ventures is discussed in Note 18.

        Summary of financial information of the consolidated joint ventures is as follows:

	September 30, 2018	September 30, 2017
	(in millions)
Current assets	$1,013.7	$832.1
Non-current assets	192.7	188.8

Total assets	$1,206.4	$1,020.9

Current liabilities	$724.2	$524.9
Non-current liabilities	12.7	12.4

Total liabilities	736.9	537.3
Total AECOM equity	284.2	274.7
Noncontrolling interests	185.3	208.9

Total owners' equity	469.5	483.6

Total liabilities and owners' equity	$1,206.4	$1,020.9

        Total revenue of the consolidated joint ventures was $2,525.0 million, $1,933.5 million, and $1,935.2 million for the years ended September 30, 2018, 2017 and 2016, respectively. The assets of the Company's consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Joint Ventures and Variable Interest Entities (Continued)

        Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30, 2018	September 30, 2017
	(in millions)
Current assets	$1,903.3	$1,912.2
Non-current assets	938.3	749.8

Total assets	$2,841.6	$2,662.0

Current liabilities	$1,658.5	$1,570.2
Non-current liabilities	224.3	185.1

Total liabilities	1,882.8	1,755.3
Joint ventures' equity	958.8	906.7

Total liabilities and joint ventures' equity	$2,841.6	$2,662.0

AECOM's investment in joint ventures	$310.7	$364.2

	Twelve Months Ended
	September 30, 2018	September 30, 2017
	(in millions)
Revenue	$5,571.9	$5,561.8
Cost of revenue	5,325.4	5,305.5

Gross profit	$246.5	$256.3

Net income	$238.6	$244.8

        Summary of AECOM's equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
	(in millions)
Pass through joint ventures	$34.1	$36.6	$21.9
Other joint ventures	47.0	105.0	82.1

Total	$81.1	$141.6	$104.0

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

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$683.0	$1,333.5	$720.0	$1,406.2	$718.2	$1,239.2
Service cost	4.9	1.1	4.3	1.3	4.3	1.0
Participant contributions	0.2	0.4	0.1	0.4	0.1	0.5
Interest cost	20.7	32.0	19.2	28.3	22.0	39.2
Benefits and expenses paid	(37.8)	(53.7)	(37.9)	(48.3)	(37.4)	(41.9)
Actuarial (gain) loss	(38.5)	(87.7)	(22.7)	(98.6)	52.3	377.1
Plan settlements	—	(3.0)	—	—	(32.9)	(0.7)
Plan amendments	0.6	—	—	—	0.2	—
Plan curtailments	—	(0.1)	—	—	(6.8)	—
Foreign currency translation (gain) loss	—	(33.7)	—	44.2	—	(208.2)

Benefit obligation at end of year	$633.1	$1,188.8	$683.0	$1,333.5	$720.0	$1,406.2

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$470.4	$993.1	$456.9	$973.2	$459.0	$925.8
Actual return on plan assets	11.1	29.3	39.0	9.6	49.6	215.9
Employer contributions	11.6	27.8	12.3	25.8	18.5	20.2
Participant contributions	0.2	0.4	0.1	0.4	0.1	0.5
Benefits and expenses paid	(37.8)	(53.7)	(37.9)	(48.3)	(37.4)	(41.9)
Plan settlements	—	(3.0)	—	—	(32.9)	(0.7)
Foreign currency translation gain (loss)	—	(28.0)	—	32.4	—	(146.6)

Fair value of plan assets at end of year	$455.5	$965.9	$470.4	$993.1	$456.9	$973.2

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(177.6)	$(222.9)	$(212.6)	$(340.4)	$(263.1)	$(433.0)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A

Net amount recognized at end of year	$(177.6)	$(222.9)	$(212.6)	$(340.4)	$(263.1)	$(433.0)

        The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2018, 2017 and 2016:

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$2.5	$19.1	$2.3	$13.9	$2.0	$5.3
Accrued expenses and other current liabilities	(9.5)	—	(10.1)	—	(9.3)	—
Pension benefit obligations	(170.6)	(242.0)	(204.8)	(354.3)	(255.8)	(438.3)

Net amount recognized in the balance sheet	$(177.6)	$(222.9)	$(212.6)	$(340.4)	$(263.1)	$(433.0)

        The following table details the reconciliation of amounts in the consolidated statements of stockholders' equity for the fiscal years ended September 30, 2018, 2017 and 2016:

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders' equity:
Prior service (cost) credit	$(0.8)	$4.1	$(0.2)	$4.4	$(0.2)	$4.4
Net loss	(72.5)	(186.4)	(94.6)	(263.7)	(129.6)	(343.3)

Total recognized in accumulated other comprehensive loss	$(73.3)	$(182.3)	$(94.8)	$(259.3)	$(129.8)	$(338.9)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        The following table details the components of net periodic benefit cost for the Company's pension plans for fiscal years ended September 30, 2018, 2017 and 2016:

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Components of net periodic (benefit) cost:
Service costs	$4.9	$1.1	$4.3	$1.3	$4.3	$1.0
Interest cost on projected benefit obligation	20.7	32.0	19.2	28.3	22.0	39.2
Expected return on plan assets	(31.5)	(43.1)	(31.0)	(41.5)	(30.8)	(48.0)
Amortization of prior service credits	0.1	(0.1)	—	(0.2)	—	(0.2)
Amortization of net loss	4.0	8.2	4.3	13.0	4.0	5.4
Curtailment gain recognized	—	—	—	—	(6.8)	—
Settlement (gain) loss recognized	—	0.3	—	—	(0.9)	0.1

Net periodic (benefit) cost	$(1.8)	$(1.6)	$(3.2)	$0.9	$(8.2)	$(2.5)

        The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $19.1 million, $27.6 million, and $26.2 million in the years ended September 30, 2018, 2017 and 2016, respectively.

        Amounts included in accumulated other comprehensive loss as of September 30, 2018 that are expected to be recognized as components of net periodic benefit cost during fiscal 2019 are (in millions):

	U.S.	Int'l
Amortization of prior service credit	$(0.1)	$0.2
Amortization of net actuarial losses	(3.6)	(4.1)

Total	$(3.7)	$(3.9)

        The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
	(in millions)
Projected benefit obligation	$610.4	$1,002.6	$658.4	$1,158.3	$694.8	$1,220.3
Accumulated benefit obligation	610.4	991.9	658.4	1,145.7	694.8	1,215.7
Fair value of plan assets	451.5	760.7	466.4	804.2	453.2	782.1

        Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $27.2 million to the international plans in fiscal 2019. The required minimum contributions for U.S. plans are not significant.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

In addition, the Company may make discretionary contributions. The Company currently intends to contribute $14.3 million to U.S. plans in fiscal 2019.

        The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int'l
2019	$42.9	$59.0
2020	42.6	54.9
2021	41.7	56.6
2022	41.7	58.4
2023	41.3	60.5
2024 - 2028	204.4	327.9

Total	$414.6	$617.3

        The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.15%	2.91%	3.64%	2.67%	3.41%	2.35%
Salary increase rate	N/A	2.79%	N/A	2.76%	N/A	2.61%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	3.60%	2.67%	3.41%	2.35%	4.10%	3.80%
Salary increase rate	N/A	2.76%	N/A	2.61%	N/A	2.65%
Expected long-term rate of return on plan assets	7.00%	4.73%	7.00%	5.10%	6.72%	5.74%

        Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

        The following table summarizes the Company's target allocation for 2018 and pension plan asset allocation, both U.S. and international, as of September 30, 2018 and 2017:

			Percentage of Plan Assets as of September 30,
	Target Allocations
			2018		2017
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l
Asset Category:
Equities	40%	25%	40%	38%	43%	27%
Debt	51	35	50	36	47	38
Cash	1	10	1	7	1	2
Property and other	8	30	9	19	9	33

Total	100%	100%	100%	100%	100%	100%

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

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.00% and 4.73% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2018 for U.S. and non-U.S. plans, respectively.

        As of September 30, 2018, the fair values of the Company's pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2018
	Total Carrying Value as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments measured at NAV
	(in millions)
Cash and cash equivalents	$71.7	$37.1	$34.6	$—	$—
Equity and debt securities	153.4	153.4	—	—	—
Investment funds
Diversified and equity funds	152.0	82.4	69.6	—	—
Fixed income funds	55.3	3.6	51.7	—	—
Hedge funds	15.0	—	—	15.0	—
Common collective funds	951.0	—	—	—	951.0
Assets held by insurance company	30.0	—	—	30.0	—
Derivative instruments	(7.0)	—	(7.0)	—	—

Total	$1,421.4	$276.5	$148.9	$45.0	$951.0

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

        As of September 30, 2017, the fair values of the Company's pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2017
	Total Carrying Value as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments measured at NAV
	(in millions)
Cash and cash equivalents	$22.9	$13.1	$9.8	$—	$—
Equity and debt securities	7.9	6.2	1.7	—	—
Investment funds
Diversified and equity funds	180.0	6.4	173.6	—	—
Fixed income funds	153.7	3.5	150.2	—	—
Hedge funds	14.0	—	—	14.0	—
Common collective funds	1,068.9	—	—	—	1,068.9
Assets held by insurance company	31.3	—	—	31.3	—
Derivative instruments	(15.2)	—	(15.2)	—	—

Total	$1,463.5	$29.2	$320.1	$45.3	$1,068.9

        Changes for the year ended September 30, 2018 in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2017 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2018 Ending balance
	(in millions)
Investment funds Hedge funds	$45.3	$0.4	$—	$0.2	$—	$(0.9)	$45.0

        Changes for the year ended September 30, 2017, in the fair value of the Company's recurring post-retirement plan Level 3 assets are as follows:

	September 30, 2016 Beginning balance	Actual return on plan assets, relating to assets still held at reporting date	Actual return on plan assets, relating to assets sold during the period	Purchases, sales and settlements	Transfer into / (out of) Level 3	Change due to exchange rate changes	September 30, 2017 Ending balance
	(in millions)
Investment funds Hedge funds	$43.3	$(0.7)	$—	$1.7	$—	$1.0	$45.3

        Cash equivalents are mostly comprised of short-term money-market instruments and are valued at cost, which approximates fair value.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Pension Benefit Obligations (Continued)

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

        Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2018, there were no material changes to the valuation techniques.

        Common collective funds are valued based on net asset value (NAV) per share or unit as a practical expedient as reported by the fund manager, multiplied by the number of shares or units held as of the measurement date. Accordingly, these NAV-based investments have been excluded from the fair value hierarchy. These collective investment funds have minimal redemption notice periods and are redeemable daily at the NAV, less transaction fees, without significant restrictions. There are no significant unfunded commitments related to these investments.

Multiemployer Pension Plans

        The Company participates in over 200 construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. The Company's aggregate contributions to these multiemployer plans were $49.8 million and $48.8 million for the years ended September 30, 2018 and 2017, respectively. At September 30, 2018 and 2017, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt

        Debt consisted of the following:

	September 30, 2018	September 30, 2017
	(in millions)
2014 Credit Agreement	$1,433.8	$908.7
2014 Senior Notes	800.0	1,600.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.9	247.7
Other debt	191.8	140.0

Total debt	3,673.5	3,896.4
Less: Current portion of debt and short-term borrowings	(143.1)	(142.0)
Less: Unamortized debt issuance costs	(46.7)	(52.3)

Long-term debt	$3,483.7	$3,702.1

        The following table presents, in millions, scheduled maturities of the Company's debt as of September 30, 2018:

Fiscal Year
2019	$143.1
2020	92.5
2021	341.5
2022	304.9
2023	458.8
Thereafter	2,332.7

Total	$3,673.5

  2014 Credit Agreement

        The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some of subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

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

        On July 1, 2015, the Credit Agreement was amended to revise the definition of "Consolidated EBITDA" to increase the allowance for acquisition and integration expenses related to the Company's acquisition of URS.

        On December 22, 2015, the Credit Agreement was amended to further revise the definition of "Consolidated EBITDA" by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving the Company's international subsidiaries.

        On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (1) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (2) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (3) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (4) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (5) revise covenants, including the Maximum Consolidated Leverage Ratio so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for the Company's AECOM Capital business.

        On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under "Incremental Term Loans"; (2) revise the definition of "Working Capital" as used in "Excess Cash Flow"; (3) revise the definitions for "Consolidated EBITDA" and "Consolidated Funded Indebtedness" to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to the Company's ability to undertake internal restructuring steps to accommodate changes in tax laws.

        On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of the Company's revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (4) reduce the Company's interest rate borrowing costs as follows: (a) the term loan B facility, at the Company's election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at the Company's election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at the Company's election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of the Company's fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); (5) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company's Consolidated Leverage Ratio was 3.9 at September 30, 2018. The Company's Consolidated Interest Coverage Ratio was 4.6 at September 30, 2018. As of September 30, 2018, the Company was in compliance with the covenants of the Credit Agreement.

        At September 30, 2018 and 2017, outstanding standby letters of credit totaled $28.7 million and $58.1 million, respectively, under the Company's revolving credit facilities. As of September 30, 2018 and 2017, the Company had $1,321.3 million and $991.9 million, respectively, available under its revolving credit facility.

  2014 Senior Notes

        On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2022 (2022 Notes) and $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes and, together with the 2022 Notes, the 2014 Senior Notes). On November 2, 2015, the Company completed an exchange offer to exchange the unregistered 2014 Senior Notes for registered notes, as well as all related guarantees. On March 16, 2018, the Company redeemed all of the 2022 Notes at a redemption price that was 104.313% of the principal amount outstanding plus accrued and unpaid interest. The March 16, 2018 redemption resulted in a $34.5 million prepayment premium, which was included in interest expense.

        As of September 30, 2018, the estimated fair value of the 2024 Notes was approximately $844.0 million. The fair value of the 2024 Notes as of September 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

        The Company was in compliance with the covenants relating to the 2024 Notes as of September 30, 2018.

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        As of September 30, 2018, the estimated fair value of the 2017 Senior Notes was approximately $965.0 million. The fair value of the 2017 Senior Notes as of September 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

        The Company was in compliance with the covenants relating to the 2017 Senior Notes as of September 30, 2018.

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

        As of September 30, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $251.0 million. The carrying value of the 2022 URS Senior Notes on the Company's Consolidated Balance Sheets as of September 30, 2018 was $247.9 million. The fair value of the 2022 URS Senior Notes as of September 30, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        As of September 30, 2018, the Company were in compliance with the covenants relating to the 2022 URS Senior Notes.

  Other Debt and Other Items

        Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2018 and 2017, these outstanding standby letters of credit totaled $486.4 million and $445.7 million, respectively. As of September 30, 2018, the Company had $480.3 million available under these unsecured credit facilities.

  Effective Interest Rate

        The Company's average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2018, 2017 and 2016 was 4.6%, 4.6% and 4.4%, respectively.

        Interest expense in the consolidated statements of operations for the year ended September 30, 2018 included a prepayment premium of $34.5 million to redeem the 2022 Notes. Additionally, amortization of deferred debt issuance costs for the year ended September 30, 2018 and 2017 was $18.1 million and $17.5 million, respectively.

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

        The notional principal in U.S. dollar (USD), Canadian dollar (CAD), and Australian dollar (AUD), fixed rates and related expiration dates of the Company's outstanding interest rate swap agreements were as follows:

September 30, 2018
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

September 30, 2017
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
USD	300.0	1.63%	June 2018
USD	300.0	1.54%	September 2018

        The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 65.2 million (or $49.1 million) at September 30, 2018. The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 15.1 million (or $11.3 million) at September 30, 2017.

  Other Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2018, 2017 and 2016.

  Fair Value Measurements

        The Company's non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at September 30, 2018 or 2017.

        See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2018, 2017 and 2016. Amounts recognized in accumulated other comprehensive loss from the Company's foreign currency options were immaterial for all years presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all years presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company's interest rate swap agreements.

        During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if certain financial performance thresholds are achieved in the future. The fair value

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Financial Instruments and Fair Value Measurements (Continued)

of the contingent consideration liability, net of amounts paid, as of September 30, 2018 and 2017 was $11 million and $13 million, respectively. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Year Ending September 30,
2019	$253.3
2020	211.5
2021	165.8
2022	136.0
2023	111.8
Thereafter	433.6

Total	$1,312.0

        Rent expense for leases for the years ended September 30, 2018, 2017 and 2016 was approximately $268.5 million, $265.9 million, and $383.7 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity

        Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

        Accelerated Share Repurchase—In August 2018, the Company entered into an accelerated share repurchase (ASR) with JPMorgan Chase Bank, National Association (JPMorgan) to repurchase $150 million of its common stock. During the quarter ended September 30, 2018, JPMorgan delivered 4.0 million shares to the Company, at which point the Company's shares outstanding were reduced and accounted for as a reduction to retained earnings. The initial share delivery represented the minimum amount of shares JPMorgan was contractually obligated to provide under the ASR agreement. The ASR completed on October 11, 2018, which resulted in the delivery of an additional 0.6 million shares to the Company from JPMorgan.

13. Share-Based Payments

        Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company's insider trading policy. Compensation expense relating to these employer contributions related to AECOM stock under defined contribution plans for fiscal years ended September 30, 2018, 2017 and 2016 was $32.3 million, $32.9 million, and $26.8 million, respectively.

        Stock Incentive Plans—Under the 2016 Stock Incentive Plan, the Company has up to 12.6 million securities remaining available for future issuance as of September 30, 2018. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Payments (Continued)

        During the three years in the period ended September 30, 2018, option activity was as follows:

	Number of Options (in millions)	Weighted Average Exercise Price
Balance, September 30, 2015	1.3	28.26
Granted	—	—
Exercised	(0.4)	23.96
Cancelled	—	—

Balance, September 30, 2016	0.9	30.36

Granted	—	—
Exercised	(0.2)	26.42
Cancelled	—	—

Balance, September 30, 2017	0.7	31.11

Granted	—	—
Exercised	(0.1)	27.79
Cancelled	—	—

Balance, September 30, 2018	0.6	31.62

Exercisable as of September 30, 2016	0.3	26.99

Exercisable as of September 30, 2017	0.1	27.79

Exercisable as of September 30, 2018	—	N/A

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2018:

	Options Outstanding				Options Exercisable
	Number Outstanding as of September 30, 2018 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable as of September 30, 2018 (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Exercise Price
$31.62	0.6	5.43	$31.62	$0.7	—	—	—

        The aggregate intrinsic value of stock options exercised during the years ended September 30, 2018, 2017 and 2016 was $0.9 million, $1.2 million, and $0.6 million, respectively.

        The fair value of the Company's employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. No stock options were granted during the years ended September 30, 2018 and 2017.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Payments (Continued)

        The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day's closing market price of the Company's common stock. The weighted average grant date fair value of PEP awards was $37.69, $38.15, and $29.91 during the years ended September 30, 2018, 2017 and 2016, respectively. The weighted average grant date fair value of restricted stock unit awards was $36.83, $37.96, and $29.82 during the years ended September 30, 2018, 2017 and 2016, respectively. Total compensation expense related to these share-based payments including stock options was $73.1 million, $83.8 million, and $73.4 million during the years ended September 30, 2018, 2017 and 2016, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2018 and 2017 was $94.3 million and $96.8 million, respectively, to be recognized on a straight-line basis over the awards' respective vesting periods which are generally three years.

14. Income Taxes

        Income before income taxes included income from domestic operations of $317.9 million, $322.2 million, and $51.6 million for fiscal years ended September 30, 2018, 2017 and 2016 and income (loss) from foreign operations of $(140.4) million, $107.0 million, and $74.0 million for fiscal years ended September 30, 2018, 2017 and 2016.

        Income tax (benefit) expense was comprised of:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
	(in millions)
Current:
Federal	$(122.4)	$10.3	$33.7
State	19.0	17.9	12.4
Foreign	47.1	29.3	26.1

Total current income tax expense	(56.3)	57.5	72.2

Deferred:
Federal	14.5	(8.3)	(63.4)
State	39.0	10.4	(5.4)
Foreign	(16.8)	(51.9)	(41.3)

Total deferred income tax expense (benefit)	36.7	(49.8)	(110.1)

Total income tax (benefit) expense	$(19.6)	$7.7	$(37.9)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The major elements contributing to the difference between the U.S. federal statutory rate of 24.5% for fiscal year ended September 30, 2018 and 35% for fiscal years ended September 30, 2017 and 2016 and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$43.5	24.5%	$150.3	35.0%	$43.9	35.0%
State income tax, net of federal benefit	17.8	10.0	24.3	5.7	5.6	4.5
Valuation allowance	58.7	33.1	(51.2)	(11.9)	(54.8)	(43.6)
Impairment, nondeductible for tax	33.9	19.1	—	—	—	—
Foreign residual income	10.3	5.8	(9.2)	(2.1)	17.8	14.2
Nondeductible costs	3.5	1.9	5.8	1.4	6.1	4.8
Change in tax rates	0.1	0.1	—	—	34.6	27.6
Impact of changes in tax law	(47.8)	(26.9)	—	—	—	—
Income tax credits and incentives	(37.2)	(21.0)	(56.8)	(13.2)	(24.6)	(19.6)
Change in uncertain tax positions	(31.4)	(17.7)	9.5	2.2	(5.0)	(4.0)
Audit settlement	(27.7)	(15.6)	—	—	—	—
Return to provision, primarily foreign tax credits	(18.5)	(10.4)	—	—	—	—
Exclusion of tax on non-controlling interests	(14.9)	(8.4)	(28.2)	(6.6)	(24.7)	(19.7)
Tax exempt income	(7.4)	(4.2)	(17.9)	(4.2)	(17.6)	(14.0)
Foreign tax rate differential	(1.6)	(0.9)	(19.2)	(4.5)	(19.7)	(15.7)
Other items, net	(0.9)	(0.5)	0.3	—	0.5	0.3

Total income tax expense	$(19.6)	(11.1)%	$7.7	1.8%	$(37.9)	(30.2)%

        During the first quarter of 2018, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (the Tax Act) into law. The Tax Act reduced the Company's U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for its fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on foreign sourced earnings and eliminates or reduces deductions. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

        During the fiscal year 2018, the Company recorded a $32.0 million provisional tax benefit related to the remeasurement of its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In addition, the Company released the deferred tax liability and recorded a tax benefit related to foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $79.8 million and accrued $64 million of tax expense related to the one-time transition tax. The Company has not yet completed its calculation of the total

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

foreign earnings and profits of its foreign subsidiaries and accordingly this amount may change when the Company finalizes the calculation of foreign earnings.

        During the fourth quarter of 2018, the Company recorded a valuation allowance of $38.1 million against foreign tax credits related to deferred tax assets in the U.S. In its determination of the realizability of its deferred tax assets, the Company evaluated positive evidence consisting of forecasts of foreign tax credit utilization against future foreign source income, earnings trends over a sustainable period, positive economic conditions in the industries the Company operates in, possible prudent and feasible tax planning strategies (net of costs to implement the tax planning strategies) and actual usage of foreign tax credit carryforwards. The Company also evaluated negative evidence consisting of significant foreign tax credits and U.S. tax law changes that restrict the usage of foreign tax credits. This evaluation was conducted on a tax jurisdictional basis or legal entity basis, as applicable, and based on the weighing of all positive and negative evidence, a determination was made as to the realizability of the deferred tax assets on that same basis.

        During the fourth quarter of 2018, the Company restructured certain operations in Canada which resulted in a release of a valuation allowance of $13.1 million. Certain operations in Canada continue to forecast losses and the valuation allowances could be reduced if the earnings trends reverse. During the second quarter of 2017, valuation allowances in the amount of $59.9 million in the United Kingdom were released due to sufficient positive evidence obtained during that quarter.

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

        During the fourth quarter of 2018, the Company effectively settled a U.S. federal income tax examination for URS pre-acquisition tax years 2012, 2013 and 2014 and recorded a benefit of $27.7 million related to various adjustments, in addition to the favorable settlement for R&D credits of $26.2 million recorded in the second quarter of 2018. The Company is currently under tax audit in several jurisdictions including the U.S and believe the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in adjustments, but will not result in a material change in the liability for uncertain tax positions.

        In the fourth quarter of 2017, the Company executed international restructuring transactions that resulted in a distribution of current year earnings and profits and the associated foreign tax credits. The distribution resulted in the recognition of a benefit of $25.2 million related to excess foreign tax credits expected to be realized in the foreseeable future. These current year earnings had previously been forecasted to qualify for the indefinite reinvestment criterion. The Company's change in assertion for these investments was a one-time event and did not impact the Company's past or future assertions regarding intent and ability to reinvest indefinitely.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

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

        The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$108.3	$144.2
Net operating loss carryforwards	252.4	338.2
Self-insurance reserves	13.5	23.8
Research and experimentation and other tax credits	178.1	167.5
Pension liability	88.2	142.1
Accrued liabilities	63.4	160.7
Other	27.8	25.0

Total deferred tax assets	731.7	1,001.5

Deferred tax liabilities:
Unearned revenue	(121.1)	(190.8)
Depreciation and amortization	(135.9)	(158.6)
Acquired intangible assets	(56.0)	(121.7)
Investment in subsidiaries	(109.5)	(241.2)

Total deferred tax liabilities	(422.5)	(712.3)

Valuation allowance	(197.1)	(138.4)

Net deferred tax assets	$112.1	$150.8

        As of September 30, 2018, the Company has available unused federal, state and foreign net operating loss (NOL) carryforwards of $50.3 million, $707.0 million and $968.4 million, respectively, which expire at various dates over the next several years; the federal NOL carryforwards and some foreign NOL carryforwards never expire. In addition, as of September 30, 2018, the Company has unused federal and state research and development credits of $79.1 million and $33.4 million, respectively, foreign tax credits of $61.8 million, and California Enterprise Zone Tax Credits of $6.8 million which expire at various dates over the next several years.

        As of September 30, 2018 and 2017, gross deferred tax assets were $731.7 million and $1,001.5 million, respectively. The Company has recorded a valuation allowance of $197.1 million and $138.4 million at September 30, 2018 and 2017, respectively, primarily related to foreign tax credits, state and foreign net operating loss carryforwards and credits and deferred tax assets related to certain pension obligations (primarily in the United Kingdom and Canada). The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $534.6 million will be realized and, as such, no additional valuation allowance has been provided. The net increase in the valuation allowance of $58.7 million is primarily attributable to changes in valuation allowances of $36.3 million for foreign tax credits and increases in valuation allowances for unbenefitable losses, partially offset by the release of $13.1 million of valuation allowances for Canada and the utilization of $7.7 million of foreign net operating loss carryforwards in the current year.

        Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.7 billion are able to and intended to be reinvested indefinitely. As of September 30, 2018, the Company has not completed its assessment of the Tax Act on its plans to indefinitely reinvest foreign earnings and as such has not changed its prior conclusion that the earnings are indefinitely reinvested. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

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

        As of September 30, 2018 and 2017, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $71.9 million and $109.5 million, respectively. The gross unrecognized tax benefits as of September 30, 2018 and 2017 were $60.0 million and $102.1 million, respectively, excluding interest, penalties, and related tax benefit. Of the $60.0 million, approximately $42.4 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
	(in millions)
Balance at the beginning of the year	$102.1	$87.9
Gross increase in current period's tax positions	4.0	10.8
Gross increase in prior years' tax positions	2.2	5.3
Gross decrease in prior years' tax positions	(14.4)	—
Decrease due to settlement with tax authorities	(31.9)	(1.0)
Decrease due to lapse of statute of limitations	(1.7)	(1.1)
Gross change due to foreign exchange fluctuations	(0.3)	0.2

Balance at the end of the year	$60.0	$102.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2018, the accrued interest and penalties were $15.5 million and $4.1 million, respectively, excluding any related income tax benefits. At September 30, 2017, the accrued interest and penalties were $15.1 million and $4.1 million, respectively, excluding any related income tax benefits.

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

15. Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the periods presented, equity awards excluded from the calculation of potential common shares were not significant.

        The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
	(in millions)
Denominator for basic earnings per share	159.1	155.7	154.8
Potential common shares	3.2	3.4	1.3

Denominator for diluted earnings per share	162.3	159.1	156.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other Financial Information

        Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
	(in millions)
Accrued salaries and benefits	$1,035.9	$1,018.5
Accrued contract costs	861.0	911.9
Other accrued expenses	370.1	315.1

	$2,267.0	$2,245.5

        Accrued contract costs above include balances related to professional liability accruals of $519.5 million and $547.9 million as of September 30, 2018 and 2017, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2018 and 2017. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the twelve months ended September 30, 2018.

        During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at September 30, 2018 and 2017. The entitlement resulted from pension costs that are reimbursable through certain government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company's expectation.

17. Reclassifications out of Accumulated Other Comprehensive Loss

        The accumulated balances and reporting period activities for the years ended September 30, 2018, 2017 and 2016 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2015	$(204.0)	$(420.1)	$(11.0)	$(635.1)
Other comprehensive income (loss) before reclassification	(171.5)	(63.6)	1.2	(233.9)
Amounts reclassified from accumulated other comprehensive loss	6.6	—	4.8	11.4

Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Reclassifications out of Accumulated Other Comprehensive Loss (Continued)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2016	$(368.9)	$(483.7)	$(5.0)	$(857.6)
Other comprehensive income (loss) before reclassification	73.8	65.3	2.3	141.4
Amounts reclassified from accumulated other comprehensive loss	13.2	—	2.3	15.5

Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive income (loss) before reclassification	69.9	(83.8)	0.7	(13.2)
Amounts reclassified from accumulated other comprehensive loss	9.7	—	0.9	10.6

Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

        At September 30, 2018, the Company was contingently liable in the amount of approximately $515.1 million in issued standby letters of credit and $5.3 billion in issued surety bonds primarily to support project execution.

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

        The Company's investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the "Fund"), in which the Company has an ongoing capital commitment to fund investments. At September 30, 2018, the Company has capital commitments of $35 million to the Fund over the next 10 years.

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

        Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. WGI Ohio assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio's parent company, see Note 3, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are completed and site restoration activities are underway. WGI Ohio increased its receivable during the quarter ended June 30, 2018.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

        WGI Ohio can provide no certainty that it will recover the claims submitted against DOE in December 2014, any future claims or any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company's results of operations.

  SR-91

        One of the Company's wholly-owned subsidiaries, URS Corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 1, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended cross-complaint against URS Corporation and AECOM in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation's performance of design services under the design agreement, seeking purported damages of $70 million. On May 4, 2018, the design build contractor dismissed its claims for negligent interference. On May 24, 2018, URS Corporation filed an $11.9 million second amended complaint in Superior Court against the design build contractor for its failure to pay for services performed under the design agreement. URS Corporation and AECOM cannot provide assurances that URS Corporation will be successful in the recovery of the amounts owed to it under the design agreement or in their defense against the amounts alleged under the cross-complaint that they believe are without merit and that they intend to vigorously defend against. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex factual and legal issues; there is substantial uncertainty regarding any alleged damages, including due to liability of and payments, by third parties; and the matter is at a discovery stage of litigation.

  New York Department of Environmental Conservation

        The following matter is disclosed pursuant to Regulation S-K, Item 103, Instruction 5.C pertaining to a government authority environmental claim exceeding $100,000 against an AECOM affiliate. In September 2017, AECOM USA, Inc., one of the Company's wholly-owned subsidiaries, was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.'s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL's maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc., cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time, primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government's claims and any negotiations of a consent order or other resolution.

  Illinois Power Generating Company

        Advatech, LLC, a joint venture 60% owned by AECOM Energy & Construction, Inc., executed a fixed-cost engineering, procurement and construction contract for a flue-gas-desulfurization system at a

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

coal-fired power plant owned by Illinois Power Generating Company, a wholly-owned subsidiary of Dynegy, Inc. (Genco). On September 2, 2016, Genco terminated Advatech's contract for convenience and Advatech subsequently submitted its final contractual invoice of approximately $81 million. Advatech filed and perfected a mechanics lien on the Genco power plant property on October 17, 2016. On December 9, 2016, Genco filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas and its plan of reorganization was approved by the Bankruptcy Court on January 25, 2017 (the Bankruptcy Plan). Advatech's contractual invoice and mechanics lien were not extinguished per the terms of the Bankruptcy Plan and remain outstanding claims. On March 15, 2017, Advatech filed a demand for arbitration and on July 21, 2017 submitted a Statement of Claim seeking reimbursement of approximately $81 million for Genco's breach of contract and failure to reimburse Advatech for all of the cost of work performed under the contract.

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

        During the first quarter of fiscal 2017, an operation and maintenance related entity previously reported within the CS segment was realigned within the MS segment to reflect present management oversight. Accordingly, approximately $130 million of revenue and $124 million of cost of revenue for the year ended September 30, 2016 were reclassified to conform to the current period presentation.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

        The following tables set forth summarized financial information concerning the Company's reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Fiscal Year Ended September 30, 2018:
Revenue	$8,223.1	$8,238.9	$3,693.5	$—	$—	$20,155.5
Gross profit	439.2	40.4	171.0	—	—	650.6
Equity in earnings of joint ventures	15.8	21.5	28.6	15.2	—	81.1
General and administrative expenses	—	—	—	(11.2)	(124.5)	(135.7)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Loss on disposal activities	—	(2.9)	—	—	—	(2.9)
Operating income (loss)	455.0	(109.2)	199.6	4.0	(124.5)	424.9
Segment assets	7,013.8	4,212.0	2,701.2	140.6	613.5	14,681.1
Gross profit as a % of revenue	5.3%	0.5%	4.6%			3.2%
Fiscal Year Ended September 30, 2017:
Revenue	$7,566.8	$7,295.6	$3,341.0	$—	$—	$18,203.4
Gross profit	394.8	92.9	196.0	—	—	683.7
Equity in earnings of joint ventures	16.4	22.4	45.1	57.7	—	141.6
General and administrative expenses	—	—	—	(8.7)	(124.7)	(133.4)
Acquisition and integration expenses	—	—	—	—	(38.7)	(38.7)
Gain on disposal activities	0.6	—	—	—	—	0.6
Operating income	411.8	115.3	241.1	49.0	(163.4)	653.8
Segment assets	6,992.6	4,114.5	2,704.6	199.1	386.2	14,397.0
Gross profit as a % of revenue	5.2%	1.3%	5.9%			3.8%
Fiscal Year Ended September 30, 2016:
Revenue	$7,655.8	$6,371.1	$3,383.9	$—	$—	$17,410.8
Gross profit	382.5	25.4	234.9	—	—	642.8
Equity in earnings of joint ventures	8.9	18.2	76.9	—	—	104.0
General and administrative expenses	—	—	—	(6.0)	(109.1)	(115.1)
Acquisition and integration expenses	—	—	—	—	(213.6)	(213.6)
Loss on disposal activities	—	(42.6)	—	—	—	(42.6)
Operating income	391.4	1.0	311.8	(6.0)	(322.7)	375.5
Segment assets	6,655.7	3,556.2	2,692.7	179.1	586.2	13,669.9
Gross profit as a % of revenue	5.0%	0.4%	6.9%			3.7%

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Reportable Segments and Geographic Information (Continued)

Geographic Information:

	Fiscal Year Ended
	September 30, 2018		September 30, 2017		September 30, 2016
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$14,753.4	4,844.1	$13,042.6	4,779.0	$12,567.0	4,763.9
Asia Pacific	1,440.6	369.2	1,352.7	382.9	1,278.3	394.0
Canada	1,212.3	513.7	1,159.9	600.4	866.5	615.7
Europe	1,984.1	1,362.3	1,869.9	1,362.8	1,904.2	1,368.4
Other foreign countries	765.1	397.2	778.3	418.3	794.8	412.5

Total	$20,155.5	7,486.5	$18,203.4	7,543.4	$17,410.8	7,554.5

        The Company attributes revenue by geography based on the external customer's country of origin. Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20. Major Clients

        Other than the U.S. federal government, no single client accounted for 10% or more of the Company's revenue in any of the past five fiscal years. Approximately 23%, 22%, and 23% of the Company's revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2018, 2017 and 2016, respectively. One of these contracts accounted for approximately 2%, 3%, and 3% of the Company's revenue in the years ended September 30, 2018, 2017 and 2016, respectively.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2018:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$4,910.8	$4,790.9	$5,148.0	$5,305.8
Cost of revenue	4,774.6	4,649.7	4,962.8	5,117.8

Gross profit	136.2	141.2	185.2	188.0
Equity in earnings of joint ventures	29.7	13.1	12.8	25.5
General and administrative expenses	(34.7)	(30.2)	(35.1)	(35.7)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—
Loss on disposal activities	—	—	(2.1)	(0.8)

Income (loss) from operations	131.2	(44.1)	160.8	177.0
Other income	2.3	12.5	2.7	2.6
Interest expense	(56.2)	(100.5)	(55.3)	(55.5)

Income (loss) before income tax (benefit) expense	77.3	(132.1)	108.2	124.1
Income tax (benefit) expense	(47.1)	(24.4)	33.1	18.7

Net income (loss)	124.4	(107.7)	75.1	105.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(13.1)	(12.0)	(14.2)	(21.4)

Net income (loss) attributable to AECOM	$111.3	$(119.7)	$60.9	$84.0

Net income (loss) attributable to AECOM per share:
Basic	$0.70	$(0.75)	$0.38	$0.53
Diluted	$0.69	$(0.75)	$0.37	$0.52
Weighted average common shares outstanding:
Basic	157.9	159.5	160.4	158.6
Diluted	161.8	159.5	163.2	161.8

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Revenue	$4,358.3	$4,427.2	$4,561.5	$4,856.4
Cost of revenue	4,188.3	4,258.8	4,386.3	4,686.3

Gross profit	170.0	168.4	175.2	170.1
Equity in earnings of joint ventures	21.4	21.8	66.5	31.9
General and administrative expenses	(32.6)	(29.9)	(34.0)	(36.9)
Acquisition and integration expenses	(15.4)	(20.0)	—	(3.3)
Gain on disposal activities	—	0.6	—	—

Income from operations	143.4	140.9	207.7	161.8
Other income	0.8	1.3	2.1	2.5
Interest expense	(53.6)	(61.8)	(61.6)	(54.3)

Income before income tax expense (benefit)	90.6	80.4	148.2	110.0
Income tax expense (benefit)	24.8	(35.4)	12.1	6.2

Net income	65.8	115.8	136.1	103.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(18.6)	(13.4)	(34.8)	(15.3)

Net income attributable to AECOM	$47.2	$102.4	$101.3	$88.5

Net income attributable to AECOM per share:
Basic	$0.31	$0.66	$0.65	$0.56
Diluted	$0.30	$0.65	$0.64	$0.55
Weighted average common shares outstanding:
Basic	154.3	155.4	155.8	157.5
Diluted	158.0	158.7	158.8	161.1

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

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
(in millions)
September 30, 2018

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$22.0	$270.9	$593.8	$—	$886.7
Accounts receivable—net	—	2,544.7	2,924.1	—	5,468.8
Intercompany receivable	951.1	84.9	157.9	(1,193.9)	—
Prepaid expenses and other current assets	52.9	331.6	200.7	—	585.2
Current assets held for sale	—	—	59.8	—	59.8
Income taxes receivable	84.6	—	42.2	—	126.8

TOTAL CURRENT ASSETS	1,110.6	3,232.1	3,978.5	(1,193.9)	7,127.3
PROPERTY AND EQUIPMENT—NET	202.6	217.3	194.2	—	614.1
DEFERRED TAX ASSETS—NET	134.0	—	150.0	(124.6)	159.4
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,364.1	1,912.0	—	(8,276.1)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	13.4	49.6	247.7	—	310.7
GOODWILL	—	3,392.7	2,528.4	—	5,921.1
INTANGIBLE ASSETS—NET	—	218.6	101.3	—	319.9
OTHER NON-CURRENT ASSETS	49.9	45.6	133.1	—	228.6

TOTAL ASSETS	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$8.4	$—	$—	$—	$8.4
Accounts payable	53.6	1,616.7	1,055.7	—	2,726.0
Accrued expenses and other current liabilities	58.8	1,035.6	1,172.7	—	2,267.1
Income taxes payable	10.4	—	29.4	—	39.8
Intercompany payable	105.5	830.8	416.9	(1,353.2)	—
Billings in excess of costs on uncompleted contracts	1.5	316.1	613.8	—	931.4
Current liabilities held for sale	—	—	22.3	—	22.3
Current portion of long-term debt	43.3	27.0	64.4	—	134.7

TOTAL CURRENT LIABILITIES	281.5	3,826.2	3,375.2	(1,353.2)	6,129.7
OTHER LONG-TERM LIABILITIES	131.6	249.0	361.5	—	742.1
DEFERRED TAX LIABILITY—NET	—	63.1	108.9	(124.7)	47.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	800.9	—	487.5	(1,288.4)	—
LONG-TERM DEBT	2,627.8	291.4	564.5	—	3,483.7

TOTAL LIABILITIES	3,841.8	4,429.7	4,897.6	(2,766.3)	10,402.8
TOTAL AECOM STOCKHOLDERS' EQUITY	4,032.8	4,638.2	2,250.1	(6,828.3)	4,092.8
Noncontrolling interests	—	—	185.5	—	185.5

TOTAL STOCKHOLDERS' EQUITY	4,032.8	4,638.2	2,435.6	(6,828.3)	4,278.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
(in millions)
September 30, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$32.6	$254.9	$514.9	$—	$802.4
Accounts receivable—net	—	2,426.4	2,701.3	—	5,127.7
Intercompany receivable	723.6	89.0	183.4	(996.0)	—
Prepaid expenses and other current assets	67.5	366.5	262.7	—	696.7
Income taxes receivable	4.3	—	51.1	—	55.4

TOTAL CURRENT ASSETS	828.0	3,136.8	3,713.4	(996.0)	6,682.2
PROPERTY AND EQUIPMENT—NET	160.2	215.0	246.2	—	621.4
DEFERRED TAX ASSETS—NET	239.7	61.7	164.5	(294.6)	171.3
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,606.2	2,812.8	—	(9,419.0)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	7.2	69.7	287.3	—	364.2
GOODWILL	—	3,392.7	2,600.2	—	5,992.9
INTANGIBLE ASSETS—NET	—	271.6	143.5	—	415.1
OTHER NON-CURRENT ASSETS	8.7	47.4	93.8	—	149.9

TOTAL ASSETS	$7,850.0	$10,007.7	$7,248.9	$(10,709.6)	$14,397.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.1	$—	$0.1	$—	$1.2
Accounts payable	33.8	1,301.7	914.4	—	2,249.9
Accrued expenses and other current liabilities	92.2	1,171.8	981.5	—	2,245.5
Income taxes payable	—	8.1	30.1	—	38.2
Intercompany payable	149.2	789.5	159.6	(1,098.3)	—
Billings in excess of costs on uncompleted contracts	3.4	341.7	557.7	—	902.8
Current portion of long-term debt	110.9	14.9	15.0	—	140.8

TOTAL CURRENT LIABILITIES	390.6	3,627.7	2,658.4	(1,098.3)	5,578.4
OTHER LONG-TERM LIABILITIES	102.3	290.7	488.3	—	881.3
DEFERRED TAX LIABILITY—NET	—	0.6	314.5	(294.6)	20.5
NOTE PAYABLE INTERCOMPANY—NON CURRENT	0.1	—	467.2	(467.3)	—
LONG-TERM DEBT	3,366.9	281.6	53.6	—	3,702.1

TOTAL LIABILITIES	3,859.9	4,200.6	3,982.0	(1,860.2)	10,182.3
TOTAL AECOM STOCKHOLDERS' EQUITY	3,990.1	5,807.1	3,048.3	(8,849.4)	3,996.1
Noncontrolling interests	—	—	218.6	—	218.6

TOTAL STOCKHOLDERS' EQUITY	3,990.1	5,807.1	3,266.9	(8,849.4)	4,214.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,850.0	$10,007.7	$7,248.9	$(10,709.6)	$14,397.0

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
(in millions)

	For the Fiscal Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$11,052.9	$9,212.9	$(110.3)	$20,155.5
Cost of revenue	—	10,757.2	8,858.0	(110.3)	19,504.9

Gross profit	—	295.7	354.9	—	650.6
Equity in earnings from subsidiaries	460.9	207.2	—	(668.1)	—
Equity in earnings of joint ventures	—	37.2	43.9	—	81.1
General and administrative expenses	(124.4)	—	(11.3)	—	(135.7)
Impairment on assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Loss on disposal activities	—	—	(2.9)	—	(2.9)

Income from operations	336.5	540.1	216.4	(668.1)	424.9
Other income	12.0	34.5	12.7	(39.1)	20.1
Interest expense	(242.9)	(25.1)	(38.6)	39.1	(267.5)

Income before income tax (benefit) expense	105.6	549.5	190.5	(668.1)	177.5
Income tax (benefit) expense	(31.1)	98.8	(87.4)	—	(19.7)

Net income	136.7	450.7	277.9	(668.1)	197.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(60.7)	—	(60.7)

Net income attributable to AECOM	$136.7	$450.7	$217.2	$(668.1)	$136.5

	For the Fiscal Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$10,491.6	$7,764.1	$(52.3)	$18,203.4
Cost of revenue	—	10,136.1	7,435.9	(52.3)	17,519.7

Gross profit	—	355.5	328.2	—	683.7
Equity in earnings from subsidiaries	439.3	222.4	—	(661.7)	—
Equity in earnings of joint ventures	—	43.8	97.8	—	141.6
General and administrative expenses	(124.7)	—	(8.7)	—	(133.4)
Acquisition and integration expenses	(38.7)	—	—	—	(38.7)
Gain on disposal activities	—	—	0.6	—	0.6

Income from operations	275.9	621.7	417.9	(661.7)	653.8
Other income	2.1	31.9	9.2	(36.5)	6.7
Interest expense	(203.7)	(31.1)	(33.0)	36.5	(231.3)

Income before income tax (benefit) expense	74.3	622.5	394.1	(661.7)	429.2
Income tax (benefit) expense	(264.9)	182.5	58.4	31.7	7.7

Net income	339.2	440.0	335.7	(693.4)	421.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(82.1)	—	(82.1)

Net income attributable to AECOM	$339.2	$440.0	$253.6	$(693.4)	$339.4

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
(in millions) (Continued)

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$10,182.1	$7,310.7	$(82.0)	$17,410.8
Cost of revenue	—	9,864.3	6,985.7	(82.0)	16,768.0

Gross profit	—	317.8	325.0	—	642.8
Equity in earnings from subsidiaries	437.4	242.7	—	(680.1)	—
Equity in earnings of joint ventures	—	38.4	65.6	—	104.0
General and administrative expenses	(114.0)	(1.1)	—	—	(115.1)
Acquisition and integration expenses	(213.6)	—	—	—	(213.6)
Loss on disposal activities	—	—	(42.6)	—	(42.6)

Income from operations	109.8	597.8	348.0	(680.1)	375.5
Other income	0.8	34.7	12.7	(40.0)	8.2
Interest expense	(231.7)	(29.0)	(37.4)	40.0	(258.1)

(Loss) income before income tax (benefit) expense	(121.1)	603.5	323.3	(680.1)	125.6
Income tax (benefit) expense	(217.3)	118.7	23.4	37.3	(37.9)

Net income	96.2	484.8	299.9	(717.4)	163.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(67.4)	—	(67.4)

Net income attributable to AECOM	$96.2	$484.8	$232.5	$(717.4)	$96.1

Consolidating Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$136.7	$450.7	$277.9	$(668.1)	$197.2
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	2.3	—	(0.6)	—	1.7
Foreign currency translation adjustments	—	—	(82.7)	—	(82.7)
Pension adjustments, net of tax	5.0	10.8	63.7	—	79.5

Other comprehensive income (loss), net of tax	7.3	10.8	(19.6)	—	(1.5)

Comprehensive income, net of tax	144.0	461.5	258.3	(668.1)	195.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(61.9)	—	(61.9)

Comprehensive income attributable to AECOM, net of tax	$144.0	$461.5	$196.4	$(668.1)	$133.8

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Consolidating Statements of Comprehensive Income (Loss)
(in millions) (Continued)

	For the Fiscal Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$339.2	$440.0	$335.7	$(693.4)	$421.5
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4.9	—	(0.3)	—	4.6
Foreign currency translation adjustments	—	—	65.4	—	65.4
Pension adjustments, net of tax	7.1	13.8	66.1	—	87.0

Other comprehensive income, net of tax	12.0	13.8	131.2	—	157.0

Comprehensive income, net of tax	351.2	453.8	466.9	(693.4)	578.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(82.2)	—	(82.2)

Comprehensive income attributable to AECOM, net of tax	$351.2	$453.8	$384.7	$(693.4)	$496.3

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$96.2	$484.8	$299.9	$(717.4)	$163.5
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	2.6	—	3.4	—	6.0
Foreign currency translation adjustments	—	—	(65.3)	—	(65.3)
Pension adjustments, net of tax	(3.3)	(14.9)	(146.7)	—	(164.9)

Other comprehensive loss, net of tax	(0.7)	(14.9)	(208.6)	—	(224.2)

Comprehensive income (loss), net of tax	95.5	469.9	91.3	(717.4)	(60.7)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(65.7)	—	(65.7)

Comprehensive income (loss) attributable to AECOM, net of tax	$95.5	$469.9	$25.6	$(717.4)	$(126.4)

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions)

	For the Fiscal Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(205.5)	$640.9	$339.1	$—	$774.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Proceeds from disposal of business, net of cash disposed	—	—	19.5	—	19.5
Net investment in unconsolidated joint ventures	(6.1)	(9.1)	30.0	—	14.8
Net purchases of investments	—	—	(16.3)	—	(16.3)
Payments for capital expenditures, net of disposals	(29.3)	(39.1)	(18.5)	—	(86.9)
Net investment in intercompany notes	(54.3)	(778.8)	(5.6)	838.7	—
Other intercompany investing activities	528.2	1,022.1	—	(1,550.3)	—

Net cash provided by investing activities	438.5	195.1	18.9	(711.6)	(59.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	7,770.4	0.2	758.4	—	8,529.0
Repayments of borrowings under credit agreements	(7,820.0)	(18.0)	(202.2)	—	(8,040.2)
Redemption of unsecured senior notes	(800.0)	—	—	—	(800.0)
Prepayment penalty on unsecured senior notes	(34.5)	—	—	—	(34.5)
Cash paid for debt issuance costs	(12.2)	—	—	—	(12.2)
Proceeds from issuance of common stock	35.2	—	—	—	35.2
Proceeds from exercise of stock options	2.8	—	—	—	2.8
Payments to repurchase common stock under the share repurchase program	(150.0)	—	—	—	(150.0)
Payments to repurchase common stock	(29.5)	—	—	—	(29.5)
Net distributions to noncontrolling interests	—	—	(89.8)	—	(89.8)
Other financing activities	(3.6)	(22.4)	(9.7)	—	(35.7)
Net borrowings on intercompany notes	797.8	5.9	35.0	(838.7)	—
Other intercompany financing activities	—	(785.7)	(764.6)	1,550.3	—

Net cash used in financing activities	(243.6)	(820.0)	(272.9)	711.6	(624.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(6.2)	—	(6.2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10.6)	16.0	78.9	—	84.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	254.9	514.9	—	802.4

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22.0	$270.9	$593.8	$—	$886.7

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions) (Continued)

	For the Fiscal Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(5.9)	$695.0	$7.6	$—	$696.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	—	(103.1)	—	(103.1)
Proceeds from disposal of business, net of cash disposed	—	—	2.2	—	2.2
Net investment in unconsolidated joint ventures	—	(2.7)	(21.6)	—	(24.3)
Net purchases of investments	—	—	0.9	—	0.9
Payments for capital expenditures, net of disposals	(21.7)	(30.6)	(26.1)	—	(78.4)
Net (investment in) reciepts from intercompany notes	(4.6)	102.8	12.2	(110.4)	—
Other intercompany investing activities	139.0	(233.2)	—	94.2	—

Net cash provided by (used in) investing activities	112.7	(163.7)	(135.5)	(16.2)	(202.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,903.5	13.1	36.6	—	5,953.2
Repayments of borrowings under credit agreements	(6,956.3)	(51.1)	(64.2)	—	(7,071.6)
Issuance of unsecured senior notes	1,000.0	—	—	—	1,000.0
Redemption of unsecured senior notes	—	(179.2)	—	—	(179.2)
Cash paid for debt and equity issuance costs	(13.0)	—	—	—	(13.0)
Proceeds from issuance of common stock	30.1	—	—	—	30.1
Proceeds from exercise of stock options	4.9	—	—	—	4.9
Payments to repurchase common stock	(25.1)	—	—	—	(25.1)
Net distributions to noncontrolling interests	—	—	(59.0)	—	(59.0)
Other financing activities	(24.1)	(38.3)	35.6	—	(26.8)
Net borrowings (repayments) on intercompany notes	4.0	(16.3)	(98.1)	110.4	—
Other intercompany financing activities	—	(200.9)	295.1	(94.2)	—

Net cash provided by (used in) financing activities	(76.0)	(472.7)	146.0	16.2	(386.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.8	—	2.8
NET INCREASE IN CASH AND CASH EQUIVALENTS	30.8	58.6	20.9	—	110.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	196.3	494.0	—	692.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32.6	$254.9	$514.9	$—	$802.4

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in millions) (Continued)

	For the Fiscal Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(273.6)	$639.0	$448.8	$—	$814.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(1.0)	(4.5)	—	(5.5)
Proceeds from disposal of businesses and property	—	—	39.7	—	39.7
Net investment in unconsolidated joint ventures	—	(3.1)	(68.4)	—	(71.5)
Net purchases of investments	—	—	11.5	—	11.5
Payments for capital expenditures, net of disposals	(82.0)	(59.5)	4.7	—	(136.8)
Net receipts from (investment in) intercompany notes	5.3	176.1	(13.5)	(167.9)	—
Other intercompany investing activities	791.2	140.3	—	(931.5)	—

Net cash provided by (used in) investing activities	714.5	252.8	(30.5)	(1,099.4)	(162.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,673.0	17.6	15.6	—	4,706.2
Repayments of borrowings under credit agreements	(5,124.1)	(22.8)	(53.1)	—	(5,200.0)
Cash paid for debt and equity issuance costs	(10.4)	—	—	—	(10.4)
Proceeds from issuance of common stock	28.2	—	—	—	28.2
Proceeds from exercise of stock options	9.9	—	—	—	9.9
Payments to repurchase common stock	(25.9)	—	—	—	(25.9)
Net distributions to noncontrolling interests	—	—	(103.2)	—	(103.2)
Other financing activities	7.9	(4.5)	(46.3)	—	(42.9)
Net borrowings (repayments) on intercompany notes	1.0	12.5	(181.4)	167.9	—
Other intercompany financing activities	—	(867.6)	(63.9)	931.5	—

Net cash used in financing activities	(440.4)	(864.8)	(432.3)	1,099.4	(638.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5.3)	—	(5.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.5	27.0	(19.3)	—	8.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.3	169.3	513.3	—	683.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.8	$196.3	$494.0	$—	$692.1

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2018	$52.2	$18.3	$(17.5)	$(1.4)	$51.6
Fiscal Year 2017	$60.4	$13.1	$(20.7)	$(0.6)	$52.2
Fiscal Year 2016	$64.1	$16.4	$(20.5)	$0.4	$60.4

(a)
Primarily relates to accounts written-off and recoveries

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Based on management's evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2018 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

        Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2018. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2018 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company's internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On November 13, 2018, the Credit Agreement was amended to revise the definition of "Consolidated EBITDA" to increase corporate restructuring allowances and provide for additional flexibility under the covenants for non-core asset dispositions, among other changes, see Item 15. Exhibits and Financial Statement Schedules, Exhibit #4.21, Amendment No. 6 to Credit Agreement, dated as of November 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer.

        The Company commenced a restructuring plan to improve profitability and rationalize costs in the first quarter of fiscal year 2019. The Company expects to incur restructuring costs of $80 to $90 million in the first half of fiscal 2019 primarily related to personnel and real estate costs. Total cash costs for the restructuring are expected to be between $60 and $70 million.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2018 year end.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2018 year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, "Equity Compensation Plans" of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2018 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2018 year end.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2018 year end.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

  (1)
  The company's Consolidated Financial Statements at September 30, 2018 and 2017 and for each of the three years in the period ended September 30, 2018 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

  (2)
  Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2018, 2017 and 2016.

  (3)
  See Exhibits and Index to Exhibits, below.

  (b)
  Exhibits.

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/14
3.4	Certificate of Amendment to the Company's Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company's Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Amended and Restated Bylaws.	8-K	3.2	11/16/2017
3.7	Certificate of Designations for Class C Preferred Stock.	Form 10	3.2	1/29/2007
3.8	Certificate of Designations for Class E Preferred Stock.	Form 10	3.3	1/29/2007
3.9	Certificate of Designations for Class F Convertible Preferred Stock.	Form 10	3.4	1/29/2007
3.10	Certificate of Designations for Class G Convertible Preferred Stock.	Form 10	3.5	1/29/2007
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
4.2		Indenture, dated as of October 6, 2014, by and among AECOM Technology Corporation, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	10/8/2014
4.3		First Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Technology Corporation, the guarantors party thereto and U.S. Bank National Association.	10-K	4.10	11/17/2014
4.4		Second Supplemental Indenture, dated as of June 3, 2015, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	S-4	4.3	7/6/2015
4.5		Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association.	S-4	4.4	7/6/2015
4.6		Fourth Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.2	3/14/2018
4.7	†	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.8	†	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.02	3/20/2012
4.9	†	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.03	3/20/2012
4.10	†	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
4.11	†	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.12		Fifth Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Global II, LLC, URS Fox U.S. LP and U.S. Bank National Association.	10-K	4.8	11/17/2014
4.13		Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.14		First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.3	3/14/2018
4.15		Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014
4.16		Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.17		Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
4.18		Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/16
4.19		Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.20		Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.21		Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer				X
10.1	#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives	10-Q	10.1	2/8/2018
10.2	#	Employment Agreement, dated as of July 14, 2010, by and among AECOM Technology Corporation, Tishman Construction Corporation and Daniel R. Tishman.	8-K	2.2	7/14/2010
10.3	#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015.	10-Q	10.2	2/11/2015
10.4	#	Amended and Restated AECOM Technology Corporation Employee Stock Purchase Plan.	10-Q	10.1	5/11/16
10.5	#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.6	#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.7	#	Form of Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012

				Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.8	#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.9	#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.10	#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/16
10.11	#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/16
10.12	#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/16
10.13	#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/16
10.14	#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria.	8-K	10.1	12/15/16
10.15	#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.16	#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.17	#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.18	#	Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke.	8-K	10.1	3/12/2014
10.19	#	Letter Agreement, dated as of May 8, 2018 between AECOM and Michael S. Burke.	10-Q	10.1	5/9/2018
10.20	#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.21	#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
21.1		Subsidiaries of AECOM.				X

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95		Mine Safety Disclosure.				X
101.INS		XBRL Instance Document				X
101.SCH		XBRL Taxonomy Extension Schema				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase				X
101.LAB		XBRL Taxonomy Extension Labels Linkbase				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase				X
101.DEF		XBRL Taxonomy Extension Definition Linkbase				X

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

AECOM
By:	/s/ W. TROY RUDD W. Troy Rudd Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 13, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL S. BURKE Michael S. Burke	Chairman and Chief Executive Officer (Principal Executive Officer)	November 13, 2018
/s/ W. TROY RUDD W. Troy Rudd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 13, 2018
/s/ GAURAV KAPOOR Gaurav Kapoor	Senior Vice President, Global Controller (Principal Accounting Officer)	November 13, 2018
/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 13, 2018
/s/ SENATOR WILLIAM H. FRIST, M.D. Senator William H. Frist, M.D.	Director	November 13, 2018
/s/ LINDA GRIEGO Linda Griego	Director	November 13, 2018

Signature	Title	Date

/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 13, 2018
/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 13, 2018
/s/ DOUGLAS W. STOTLAR Douglas W. Stotlar	Director	November 13, 2018
/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director, AECOM Vice Chairman	November 13, 2018
/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 13, 2018