Form 10-Q
period 2018-12-28
AECOM
filed 2019-02-06
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2019, 156,094,835 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2018	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$640,572	$642,168
Cash in consolidated joint ventures	197,730	244,565
Total cash and cash equivalents	838,302	886,733
Accounts receivable—net	3,282,128	3,307,851
Contract assets	2,263,494	2,160,970
Prepaid expenses and other current assets	681,449	585,152
Current assets held for sale	58,700	59,800
Income taxes receivable	125,661	126,816
TOTAL CURRENT ASSETS	7,249,734	7,127,322
PROPERTY AND EQUIPMENT—NET	601,005	614,062
DEFERRED TAX ASSETS—NET	167,886	159,396
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	341,009	310,661
GOODWILL	5,893,534	5,921,116
INTANGIBLE ASSETS—NET	296,711	319,892
OTHER NON-CURRENT ASSETS	217,771	228,682
TOTAL ASSETS	$14,767,650	$14,681,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$46,134	$8,353
Accounts payable	2,624,561	2,726,047
Accrued expenses and other current liabilities	2,180,806	2,267,046
Income taxes payable	48,129	39,802
Contract liabilities	1,008,202	931,431
Current liabilities held for sale	18,400	22,300
Current portion of long-term debt	114,665	134,698
TOTAL CURRENT LIABILITIES	6,040,897	6,129,677
OTHER LONG-TERM LIABILITIES	318,941	329,457
DEFERRED TAX LIABILITY—NET	4,433	47,273
PENSION BENEFIT OBLIGATIONS	393,459	412,604
LONG-TERM DEBT	3,759,491	3,483,746
TOTAL LIABILITIES	10,517,221	10,402,757

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31 and September 30, 2018; issued and outstanding 156,967,362 and 156,983,356 shares as of December 31 and September 30, 2018, respectively	1,570	1,570
Additional paid-in capital	3,845,145	3,846,392
Accumulated other comprehensive loss	(726,145)	(703,330)
Retained earnings	957,230	948,148
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,077,800	4,092,780
Noncontrolling interests	172,629	185,594
TOTAL STOCKHOLDERS’ EQUITY	4,250,429	4,278,374
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,767,650	$14,681,131

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2018	December 31, 2017

Revenue	$5,037,495	$4,910,832
Cost of revenue	4,866,882	4,774,680
Gross profit	170,613	136,152

Equity in earnings of joint ventures	12,504	29,720
General and administrative expenses	(35,907)	(34,670)
Restructuring costs	(63,295)	—
Income from operations	83,915	131,202

Other income	3,597	2,283
Interest expense	(56,026)	(56,165)
Income before income tax benefit	31,486	77,320

Income tax benefit	(33,600)	(47,093)
Net income	65,086	124,413
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(13,567)	(13,099)
Net income attributable to AECOM	$51,519	$111,314

Net income attributable to AECOM per share:
Basic	$0.33	$0.70
Diluted	$0.32	$0.69

Weighted average shares outstanding:
Basic	156,416	157,909
Diluted	159,603	161,847

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31, 2018	December 31, 2017

Net income	$65,086	$124,413

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(6,298)	785
Foreign currency translation adjustments	(21,789)	(5,983)
Pension adjustments, net of tax	5,330	2,468
Other comprehensive loss, net of tax	(22,757)	(2,730)
Comprehensive income, net of tax	42,329	121,683
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(13,625)	(13,892)
Comprehensive income attributable to AECOM, net of tax	$28,704	$107,791

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,086	$124,413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	63,160	62,835
Equity in earnings of unconsolidated joint ventures	(12,504)	(29,720)
Distribution of earnings from unconsolidated joint ventures	13,955	39,480
Non-cash stock compensation	15,631	16,540
Foreign currency translation	(12,058)	(16,018)
Other	2,425	(1,800)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(86,271)	(186,098)
Prepaid expenses and other assets	(93,753)	(12,517)
Accounts payable	(101,459)	172,481
Accrued expenses and other current liabilities	(74,813)	(188,979)
Contract liabilities	76,471	93,102
Other long-term liabilities	(56,252)	(21,291)
Net cash (used in) provided by operating activities	(200,382)	52,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment on business acquisition	—	2,206
Cash acquired from consolidation of joint venture	—	7,630
Investment in unconsolidated joint ventures	(47,650)	(23,986)
Return of investment in unconsolidated joint ventures	9,273	5,030
Proceeds from sale of investments	3,805	161
Payments for purchase of investments	(3,223)	—
Proceeds from disposal of property and equipment	1,674	10,967
Payments for capital expenditures	(23,576)	(29,510)
Net cash used in investing activities	(59,697)	(27,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,290,452	1,276,451
Repayments of borrowings under credit agreements	(1,999,140)	(1,236,242)
Proceeds from issuance of common stock	5,485	9,530
Proceeds from exercise of stock options	—	2,715
Payments to repurchase common stock	(52,347)	(26,701)
Net distributions to noncontrolling interests	(28,777)	(16,795)
Other financing activities	(2,439)	(25,962)
Net cash provided by (used in) financing activities	213,234	(17,004)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,586)	2,882
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,431)	10,804
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	886,733	802,362
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$838,302	$813,166

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2018 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report.

The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2019.

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

2.              New Accounting Pronouncements and Changes in Accounting

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted the new standard on October 1, 2018, using the modified retrospective method, which resulted in an adjustment to retained earnings of $7.0 million, net of tax. Detailed disclosures regarding the adoption and other required disclosures can be found in Note 4.

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

In August 2016, the FASB issued new accounting guidance clarifying how entities should classify cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted the new standard on October 1, 2018 and the adoption of the standard did not have a material impact on its statement of cash flows.

In October 2016, the FASB issued additional guidance regarding accounting for intra-entity transfers of assets other than inventory. The new guidance will require companies to account for the income tax consequences of intra-entity transfers of assets other than inventory in the period the transfer occurs. The Company adopted this guidance on October 1, 2018, and the adoption resulted in a $5.5 million reduction to other non-current assets and retained earnings.

In January 2017, the FASB issued new accounting guidance that changes the definition of a business to assist companies with evaluating when a set of transferred assets and activities is a business. This guidance requires the buyer to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. The Company elected to adopt this guidance on July 1, 2018 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.              Business Acquisitions, Goodwill and Intangible Assets

The Company completed one acquisition during the year ended September 30, 2018 for a total consideration of $5.6 million, which was accounted for under the acquisition method. Acquired tangible and intangible assets and liabilities were recognized on the acquisition date based upon their fair values. The determination of fair values of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

In the second quarter of fiscal 2018, management approved a plan to sell non-core oil and gas assets in North America, included in the Company’s Construction Services segment (the Disposal Group). The Company classified the related assets and liabilities of the Disposal Group as held for sale in the consolidated balance sheet. In the third quarter of fiscal 2018, the Company sold a portion of the assets in the Disposal Group and recognized a $2.1 million loss on disposal. The remaining unsold portion of the Disposal Group remains classified as held for sale. The Company recorded losses related to the remeasurement of the Disposal Group based on estimated fair value less costs to sell resulting in total asset impairments of $168.2 million, recorded in Impairment of assets held for sale, including goodwill in the second quarter of fiscal 2018. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, including bid prices from potential buyers. In connection with the classification of the Disposal Group as held for sale, the Company tested the amount of goodwill and other intangible assets allocated to the Disposal Group for impairment. The Company recorded an impairment of goodwill during the year ended September 30, 2018 of $125.4 million and an impairment of intangible and other noncurrent assets of $42.8 million. As of December 31, 2018, current assets held for sale were primarily comprised of accounts receivable of $44.8 million and property, plant and equipment of $13.6 million. As of December 31, 2018, current liabilities held for sale were primarily comprised of accounts payable of $18.4 million. The Company expects to complete the sale of the remaining Disposal Group assets within the next twelve months.

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2018 were as follows:

	September 30, 2018	Foreign Exchange Impact	December 31, 2018
		(in millions)
Design and Consulting Services	$3,189.2	$(14.8)	$3,174.4
Construction Services	1,008.9	(6.6)	1,002.3
Management Services	1,723.0	(6.2)	1,716.8
Total	$5,921.1	$(27.6)	$5,893.5

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31 and September 30, 2018, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2018			September 30, 2018
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
			(in millions)				(years)
Backlog and customer relationships	$1,283.5	$(987.4)	$296.1	$1,285.1	$(966.0)	$319.1	1 – 11
Trademark / tradename	18.3	(17.7)	0.6	18.3	(17.5)	0.8	0.3 - 2
Total	$1,301.8	$(1,005.1)	$296.7	$1,303.4	$(983.5)	$319.9

Amortization expense of acquired intangible assets included within cost of revenue was $21.6 million and $23.7 million for the three months ended December 31, 2018 and 2017, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2019 and for the succeeding years:

Fiscal Year	(in millions)
2019 (nine months remaining)	$62.2
2020	69.3
2021	56.3
2022	43.7
2023	39.3
Thereafter	25.9
Total	$296.7

4.              Revenue Recognition

On October 1, 2018, the Company adopted ASC 606 on a modified retrospective basis, which amended the accounting standards for revenue recognition. As a result, the new guidance was applied retrospectively to contracts which were not completed as of October 1, 2018. Contracts completed prior to October 1, 2018 were accounted for using the guidance in effect at that time. The cumulative effect of applying the new guidance was recorded as a reduction to retained earnings at October 1, 2018 of $7.0 million, net of tax. Consistent with the modified retrospective transition approach, the comparative period was not adjusted to conform with current period presentation. The adjustment was primarily related to segmenting or combining contracts by performance obligations identified under the criteria of the new standard. Revenue recognized during the three months ended December 31, 2018 increased $1.5 million, net of tax, due to the adoption of the new standard primarily in the Construction Services segment.

The new accounting guidance establishes principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue.

Recognition of revenue and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, such as engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Additionally, the Company is required to make estimates for the amount of consideration to be received, including bonuses, awards, incentive fees, claims, unpriced change orders, penalties, and liquidated damages. Variable consideration is included in the estimate of the transaction price only to the extent that a significant reversal would not be probable. Management continuously monitors factors that may affect the quality of its estimates, and material changes in estimates are disclosed accordingly.

The following summarizes the Company’s major contract types:

Cost Reimbursable Contracts

Cost reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time-and-materials price contracts. Under cost-plus contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a negotiated fee or rate. The Company recognizes revenue based on actual direct costs incurred and the applicable fixed rate or portion of the fixed fee earned as of the balance sheet date. Under time-and-materials price contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for materials and other direct incidental expenditures incurred in connection with its performance under the contract. The Company may apply a practical expedient to recognize revenue in the amount in which it has the right to invoice if its right to consideration is equal to the value of performance completed to date.

Guaranteed Maximum Price Contracts (GMP)

GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. As with cost-plus contracts, clients are provided a disclosure of all the project costs, and a lump sum or percentage fee is separately identified. The Company provides clients with a guaranteed price for the overall project (adjusted for change orders issued by clients) and a schedule including the expected completion date. Cost overruns or costs associated with project delays in completion could generally be the Company’s responsibility. For many of the Company’s commercial or residential GMP contracts, the final price is generally not established until the Company has subcontracted a substantial percentage of the trade contracts with terms consistent with the master contract, and it has negotiated additional contractual limitations, such as waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages. Revenue is recognized for GMP contracts as project costs are incurred relative to total estimated project costs.

Fixed-Price Contracts

Fixed price contracts include both lump-sum and fixed-unit price contracts. Under lump-sum contracts, the Company performs all the work under the contract for a specified fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Under fixed-unit price contracts, the Company performs a number of units of work at an agreed price per unit with the total payment under the contract determined by the actual number of units delivered. Revenue is recognized for fixed-price contracts using the input method measured on a cost-to-cost basis.

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended
	December 31, 2018	December 31, 2017
	(in millions)
Cost reimbursable	$2,571.6	$2,357.2
Guaranteed maximum price	1,024.0	1,178.6
Fixed price	1,441.9	1,375.0
Total revenue	$5,037.5	$4,910.8

	Three months ended
	December 31, 2018	December 31, 2017
	(in millions)
Americas	$4,070.4	$3,928.6
Europe, Middle East, Africa	550.1	589.3
Asia Pacific	417.0	392.9
Total revenue	$5,037.5	$4,910.8

Revenues in Europe, Middle East, Africa and Asia Pacific are primarily reported in the Company’s DCS segment. As of December 31, 2018, the Company had allocated $20.1 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from its clients. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. The Company’s accounts receivable represent amounts billed to clients that have yet to be collected and represent an unconditional right to cash from its clients. Contract assets represent the amount of contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the balance sheet date. Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company’s revenue recognition policy.

Net accounts receivable consisted of the following:

	December 31, 2018	September 30, 2018
	(in millions)
Billed	$2,680.0	$2,697.7
Contract retentions	654.1	661.7
Total accounts receivable—gross	3,334.1	3,359.4
Allowance for doubtful accounts	(52.0)	(51.6)
Total accounts receivable—net	$3,282.1	$3,307.8

Substantially all contract assets as of December 31, 2018 and September 30, 2018 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were $266.0 million and $266.0 million as of December 31 and September 30, 2018, respectively, and included an amount related to the DOE Deactivation, Demolition, and Removal Project discussed further in Note 14. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2018 and September 30, 2018.

The Company sold trade receivables to financial institutions, of which $374.6 million and $334.2 million were outstanding as of December 31, 2018 and September 30, 2018, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.              Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management, operations and maintenance services, and invest in real estate and public-private partnership (P3) projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of unaudited financial information of the consolidated joint ventures is as follows:

	December 31, 2018 (unaudited)	September 30, 2018
	(in millions)
Current assets	$906.8	$1,013.7
Non-current assets	183.4	192.7
Total assets	$1,090.2	$1,206.4

Current liabilities	$645.9	$724.2
Non-current liabilities	14.5	12.7
Total liabilities	660.4	736.9
Total AECOM equity	257.9	284.2
Noncontrolling interests	171.9	185.3
Total owners’ equity	429.8	469.5
Total liabilities and owners’ equity	$1,090.2	$1,206.4

Total revenue of the consolidated joint ventures was $617.5 million and $623.0 million for the three months ended December 31, 2018 and 2017, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	December 31, 2018	September 30, 2018
	(in millions)
Current assets	$1,778.8	$1,903.3
Non-current assets	994.8	938.3
Total assets	$2,773.6	$2,841.6

Current liabilities	$1,592.7	$1,658.5
Non-current liabilities	182.1	224.3
Total liabilities	1,774.8	1,882.8
Joint ventures’ equity	998.8	958.8
Total liabilities and joint ventures’ equity	$2,773.6	$2,841.6

AECOM’s investment in joint ventures	$341.0	$310.7

	Three Months Ended
	December 31, 2018	December 31, 2017
	(in millions)
Revenue	$1,162.2	$1,478.6
Cost of revenue	1,127.8	1,395.2
Gross profit	$34.4	$83.4
Net income	$32.4	$82.1

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2018	December 31, 2017
	(in millions)
Pass through joint ventures	$9.1	$13.2
Other joint ventures	3.4	16.5
Total	$12.5	$29.7

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

The components of net periodic benefit cost other than the service cost component are included in other income (expense) in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31, 2018		December 31, 2017
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$1.2	$0.3
Interest cost on projected benefit obligation	5.9	7.4	5.2	7.9
Expected return on plan assets	(6.8)	(9.5)	(7.9)	(10.7)
Amortization of net loss	0.9	1.0	1.0	2.0
Settlement loss recognized	—	0.1	—	0.1
Net periodic benefit cost	$—	$(0.9)	$(0.5)	$(0.4)

The total amounts of employer contributions paid for the three months ended December 31, 2018 were $2.5 million for U.S. plans and $7.9 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2019 are $11.8 million for U.S. plans and $19.3 million for non-U.S. plans.

In the first quarter of fiscal 2019, the United Kingdom High Court ruled that the formulas used to determine guaranteed minimum pension benefits violated gender pay equality laws. As a result, the Company may be required to retroactively increase benefit levels for plan participants, which would be initially recognized in other comprehensive income as an increase to prior service cost. The Company is in the process of seeking actuarial and legal advice to understand the impact of this ruling.

7.              Debt

Debt consisted of the following:

	December 31, 2018	September 30, 2018
	(in millions)
2014 Credit Agreement	$1,699.8	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.9	247.9
Other debt	216.8	191.8
Total debt	3,964.5	3,673.5
Less: Current portion of debt and short-term borrowings	(160.8)	(143.1)
Less: Unamortized debt issuance costs	(44.2)	(46.7)
Long-term debt	$3,759.5	$3,483.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2018:

Fiscal Year
2019 (nine months remaining)	$132.1
2020	101.6
2021	341.3
2022	305.0
2023	748.3
Thereafter	2,336.2
Total	$3,964.5

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the Company’s acquisition of URS Corporation.

On December 22, 2015, the Credit Agreement was amended to further revise the definition of “Consolidated EBITDA” by further increasing the allowance for acquisition and integration expenses related to the acquisition of URS and to allow for an internal corporate restructuring primarily involving the Company’s international subsidiaries.

On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (1) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (2) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (3) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (4) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (5) revise covenants, including the Maximum Consolidated Leverage Ratio, so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for the Company’s AECOM Capital business.

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

On November 13, 2018, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase corporate restructuring allowances and provide for additional flexibility under the covenants for non-core asset dispositions, among other changes.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.2 at December 31, 2018. The Company’s Consolidated Interest Coverage Ratio was 4.5 at December 31, 2018. As of December 31, 2018, the Company was in compliance with the covenants of the Credit Agreement.

At December 31, 2018 and September 30, 2018, outstanding standby letters of credit totaled $27.2 million and $28.7 million, respectively, under the Company’s revolving credit facilities. As of December 31, 2018 and September 30, 2018, the Company had $1,014.8 million and $1,321.3 million, respectively, available under its revolving credit facility.

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

As of December 31, 2018, the estimated fair value of the 2024 Notes was approximately $788.0 million. The fair value of the 2024 Notes as of December 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of December 31, 2018.

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

As of December 31, 2018, the estimated fair value of the 2017 Senior Notes was approximately $852.5 million. The fair value of the 2017 Senior Notes as of December 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of December 31, 2018.

URS Senior Notes

In connection with the acquisition of the URS on October 17, 2014, the Company assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC as successor in interest to URS and are fully and unconditionally guaranteed on a joint-and-several basis by some former URS domestic subsidiary guarantors.

As of December 31, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $243.6 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of December 31, 2018 was $247.9 million. The fair value of the 2022 URS Senior Notes as of December 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of December 31, 2018, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2018 and September 30, 2018, these outstanding standby letters of credit totaled $509.8 million and $486.4 million, respectively. As of December 31, 2018, the Company had $474.0 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2018 and 2017 was 4.7% and 4.8%, respectively.

Interest expense in the consolidated statements of operations for the three months ended December 31, 2018 and 2017 included  amortization of deferred debt issuance costs of $2.4 million and $2.9 million, respectively.

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

December 31, 2018
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

September 30, 2018
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 52.8 million (or $39.8 million) and AUD 65.2 million (or $49.1 million) at December 31, 2018 and September 30, 2018, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2018 and 2017.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to derivative instruments and were not material at December 31, 2018 or September 30, 2018.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the three months ended December 31, 2018 and 2017. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of December 31, 2018 and September 30, 2018 was $11 million and $11 million, respectively. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

9.              Share-based Payments

The fair value of an outstanding employee stock option award is estimated on the date of grant. The expected term of the stock option granted represents the period of time the stock option is expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the stock option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures.

Stock option activity for the three months ended December 31 was as follows:

	2018		2017
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.6	$31.62	0.7	$31.11
Options granted	—	—	—	—
Options exercised	—	—	(0.1)	27.67
Options forfeited or expired	—	—	—	—
Outstanding at December 31	0.6	31.62	0.6	31.54

Vested and expected to vest in the future as of December 31	0.6	$31.62	0.6	$31.54

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $27.50 and $37.90 during the three months ended December 31, 2018 and 2017, respectively. The weighted average grant date fair value of restricted stock unit awards was $27.50 and $36.93 during the three months ended December 31, 2018 and 2017, respectively. Total compensation expense related to these share-based payments including stock options was $15.6 million and $16.5 million during the three months ended December 31, 2018 and 2017, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2018 and September 30, 2018 was $123.0 million and $94.3 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

The Company’s effective tax rate was (106.7)% and (60.9)% for the three months ended December 31, 2018 and 2017, respectively. The most significant item contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate for the three month period ended December 31, 2018 was a $38.1 million benefit related to the release of a valuation allowance on foreign tax credits. This item is not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 24.5% and the Company’s effective tax rate for the three month period ended December 31, 2017 were a $41.7 million net benefit related to one-time U.S. federal tax law changes and a benefit of $11.2 million related to changes in uncertain tax positions primarily in the U.S. and Canada.

During the first quarter of fiscal 2019, a valuation allowance in the amount of $38.1 million related to foreign tax credits was released due to sufficient positive evidence obtained during the quarter. The positive evidence included the issuance of regulations during the quarter related to The Tax Cuts and Jobs Act (Tax Act) and forecasting the utilization of the foreign tax credits within the foreseeable future. The Company evaluated the new positive evidence against any negative evidence to determine the valuation allowance was no longer needed.

During the first quarter of fiscal 2018, President Trump signed the Tax Act into law. The Tax Act reduced the Company’s U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on certain foreign sourced earnings, and eliminated or reduced certain deductions.

Other significant provisions included a base erosion anti-abuse tax (BEAT) on excessive amounts paid to foreign related parties and a minimum tax on global intangible low-taxed income (GILTI). The Company has made an accounting policy election to recognize the current tax impact of GILTI as a period cost and has included the impact in the estimated annual effective tax rate as of December 31, 2018.

Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act.

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

The Company is currently under tax audit in several jurisdictions and believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in adjustments, but will not result in a material change in the liability for uncertain tax positions.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.8 billion are able to and intended to be reinvested indefinitely. At December 31, 2018, the Company has determined it will continue to indefinitely reinvest the earnings of certain foreign subsidiaries and therefore will continue to account for these undistributed earnings based on existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax described above. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2018 and 2017, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2018	December 31, 2017
	(in millions)
Denominator for basic earnings per share	156.4	157.9
Potential common shares	3.2	3.9
Denominator for diluted earnings per share	159.6	161.8

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2018	September 30, 2018
	(in millions)
Accrued salaries and benefits	$923.0	$1,035.9
Accrued contract costs	881.8	861.0
Other accrued expenses	376.0	370.1
	$2,180.8	$2,267.0

Accrued contract costs above include balances related to professional liability accruals of $528.0 million and $519.5 million as of December 31, 2018 and September 30, 2018, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2018 and September 30, 2018. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the three months ended December 31, 2018 and 2017. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $80 to $90 million in fiscal 2019 primarily related to personnel and real estate costs. During the first quarter of fiscal 2019, the Company incurred restructuring expenses of $63.3 million, including personnel and other costs of $46.0 million and real estate costs of $17.3 million, of which $41.2 million was accrued and unpaid at December 31, 2018. The Company incurred $22.4 million of severance expenses relating to restructuring activities during the three months ended December 31, 2017.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at December 31, 2018. The entitlement resulted from pension costs that are reimbursable through government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2018 and 2017 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive income (loss) before reclassification	3.8	(21.8)	(6.8)	(24.8)
Amounts reclassified from accumulated other comprehensive (loss) income	1.5	—	0.5	2.0
Balances at December 31, 2018	$(197.0)	$(524.0)	$(5.1)	$(726.1)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive (loss) income before reclassification	—	(6.8)	0.5	(6.3)
Amounts reclassified from accumulated other comprehensive loss	2.5	—	0.3	2.8
Balances at December 31, 2017	$(279.4)	$(425.2)	$0.4	$(704.2)

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

At December 31, 2018, the Company was contingently liable in the amount of approximately $537.0 million in issued standby letters of credit and $5.6 billion in issued surety bonds primarily to support project execution.

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

The Company’s investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company has an ongoing capital commitment to fund investments. At December 31, 2018, the Company has capital commitments of $35 million to the Fund over the next 10 years.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. WGI Ohio assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired WGI Ohio’s parent company, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are completed and site restoration activities are underway. WGI Ohio increased its receivable during the quarter ended June 30, 2018.

WGI Ohio can provide no certainty that it will recover the claims submitted against DOE in December 2014, any future claims or any other project costs after December 2014 that WGI Ohio may be obligated to incur including the remaining project completion costs, which could have a material adverse effect on the Company’s results of operations.

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 1, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended cross-complaint against URS Corporation and AECOM in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. On May 4, 2018, the design build contractor dismissed its claims for negligent interference. On May 24, 2018, URS Corporation filed an $11.9 million second amended complaint in Superior Court against the design build contractor for its failure to pay for services performed under the design agreement. URS Corporation and AECOM cannot provide assurances that URS Corporation will be successful in the recovery of the amounts owed to it under the design agreement or in their defense against the amounts alleged under the cross-complaint that they believe are without merit and that they intend to vigorously defend against. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex factual and legal issues; there is substantial uncertainty regarding any alleged damages, including due to liability of and payments, by third parties; and the matter is at a discovery stage of litigation.

New York Department of Environmental Conservation

The following separate matters pertain to government environmental allegations against an AECOM affiliate.

•                  In September 2017, AECOM USA, Inc., one of the Company’s wholly-owned subsidiaries, was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc. cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government’s claims and any negotiations of a consent order or other resolution.

•                  In December 2018, AECOM USA, Inc. was advised by DEC of allegations that, during AECOM USA, Inc.’s oversight of a remedial construction project in Poughkeepsie, New York, sheen escaped a containment boom line near the east bank of the Hudson River without proper notification to DEC and an unapproved dispersant was sprayed onto the Hudson River to control odors in violation of ECL. AECOM USA, Inc. denies these allegations but is working cooperatively with DEC to resolve the matter.

Illinois Power Generating Company

Advatech, LLC, a joint venture 60% owned by AECOM Energy & Construction, Inc., executed a fixed-cost engineering, procurement and construction contract for a flue-gas-desulfurization system at a coal-fired power plant owned by Illinois Power Generating Company, a wholly-owned subsidiary of Dynegy, Inc. (Genco). On September 2, 2016, Genco terminated Advatech’s contract for convenience and Advatech subsequently submitted its final contractual invoice of approximately $81 million. Advatech filed and perfected a mechanics lien on the Genco power plant property on October 17, 2016. On December 9, 2016, Genco filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas and its plan of reorganization was approved by the Bankruptcy Court on January 25, 2017 (the Bankruptcy Plan). Advatech’s contractual invoice and mechanics lien were not extinguished per the terms of the Bankruptcy Plan and remain outstanding claims. On March 15, 2017, Advatech filed a demand for arbitration and on July 21, 2017 submitted a Statement of Claim seeking reimbursement of approximately $81 million for Genco’s breach of contract and failure to reimburse Advatech for all of the cost of work performed under the contract. Arbitration proceedings occurred in October 2018.

Advatech intends to vigorously prosecute this matter and seeks to collect all claimed amounts under the terms of the contract; however, Advatech cannot provide assurance that it will be successful in these efforts. The resolution of this matter and any potential range of loss in excess of any current accrual cannot be reasonably determined or estimated at this time primarily because the matter has not been fully arbitrated and presents unique regulatory, bankruptcy and contractual interpretation issues.

15.       Reportable Segments

The Company’s operations are organized into four reportable segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). The Company’s DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company’s CS reportable segment provides construction services primarily in the Americas. The Company’s MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government. The Company’s ACAP segment invests in real estate and public-private partnership (P3) projects. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Three Months Ended December 31, 2018:
Revenue	$2,029.7	$2,014.5	$989.4	$3.9	$—	$5,037.5
Gross profit	115.7	3.2	47.8	3.9	—	170.6
Equity in earnings (losses) of joint ventures	3.8	7.9	3.3	(2.5)	—	12.5
General and administrative expenses	—	—	—	(1.7)	(34.2)	(35.9)
Restructuring costs	—	—	—	—	(63.3)	(63.3)
Operating income (loss)	119.5	11.1	51.1	(0.3)	(97.5)	83.9

Gross profit as a % of revenue	5.7%	0.2%	4.8%	—	—	3.4%

Three Months Ended December 31, 2017:
Revenue	$1,941.9	$2,125.5	$843.4	$—	$—	$4,910.8
Gross profit	77.8	27.1	31.3	—	—	136.2
Equity in earnings of joint ventures	7.5	13.4	8.8	—	—	29.7
General and administrative expenses	—	—	—	(2.6)	(32.1)	(34.7)
Operating income (loss)	85.3	40.5	40.1	(2.6)	(32.1)	131.2

Gross profit as a % of revenue	4.0%	1.3%	3.7%	—	—	2.8%

Reportable Segments:
Total assets
December 31, 2018	$7,100.0	$4,168.1	$2,677.7	$165.9	$656.0	$14,767.7
September 30, 2018	7,013.8	4,212.0	2,701.2	140.6	613.5	14,681.1

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

Condensed Consolidating Balance Sheets

(unaudited — in millions)

December 31, 2018

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.7	$315.0	$521.6	$—	838.3
Accounts receivable and contract assets—net	—	2,580.0	2,965.6	—	5,545.6
Intercompany receivable	954.6	119.5	153.2	(1,227.3)	—
Prepaid expenses and other current assets	91.1	327.6	262.7	—	681.4
Current assets held for sale	—	—	58.7	—	58.7
Income taxes receivable	83.4	—	42.3	—	125.7
TOTAL CURRENT ASSETS	1,130.8	3,342.1	4,004.1	(1,227.3)	7,249.7
PROPERTY AND EQUIPMENT—NET	206.0	208.3	186.7	—	601.0
DEFERRED TAX ASSETS—NET	172.1	16.3	147.1	(167.6)	167.9
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,658.6	1,993.7	—	(8,652.3)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	6.6	49.3	285.1	—	341.0
GOODWILL	—	3,392.7	2,500.8	—	5,893.5
INTANGIBLE ASSETS—NET	—	207.0	89.7	—	296.7
OTHER NON-CURRENT ASSETS	38.5	45.3	134.1	—	217.9
TOTAL ASSETS	$8,212.6	$9,254.7	$7,347.6	$(10,047.2)	14,767.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$16.1	$—	$30.0	$—	46.1
Accounts payable	65.9	1,564.4	994.3	—	2,624.6
Accrued expenses and other current liabilities	64.1	981.6	1,135.1	—	2,180.8
Income taxes payable	19.7	—	28.4	—	48.1
Intercompany payable	107.6	832.3	435.9	(1,375.8)	—
Contract liabilities	—	333.9	674.3	—	1,008.2
Current liabilities held for sale	—	—	18.4	—	18.4
Current portion of long-term debt	43.6	27.3	43.8	—	114.7
TOTAL CURRENT LIABILITIES	317.0	3,739.5	3,360.2	(1,375.8)	6,040.9
OTHER LONG-TERM LIABILITIES	118.1	247.9	346.5	—	712.5
DEFERRED TAX LIABILITY—NET	—	63.0	108.9	(167.5)	4.4
NOTE PAYABLE INTERCOMPANY—NON CURRENT	806.4	—	492.8	(1,299.2)	—
LONG-TERM DEBT	2,934.0	293.8	531.7	—	3,759.5
TOTAL LIABILITIES	4,175.5	4,344.2	4,840.1	(2,842.5)	10,517.3
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,037.1	4,910.5	2,334.9	(7,204.7)	4,077.8
Noncontrolling interests	—	—	172.6	—	172.6
TOTAL STOCKHOLDERS’ EQUITY	4,037.1	4,910.5	2,507.5	(7,204.7)	4,250.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,212.6	$9,254.7	$7,347.6	$(10,047.2)	$14,767.7

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2018

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$22.0	$270.9	$593.8	$—	$886.7
Accounts receivable and contract assets—net	—	2,544.7	2,924.1	—	5,468.8
Intercompany receivable	951.1	84.9	157.9	(1,193.9)	—
Prepaid expenses and other current assets	52.9	331.6	200.7	—	585.2
Current assets held for sale	—	—	59.8	—	59.8
Income taxes receivable	84.6	—	42.2	—	126.8
TOTAL CURRENT ASSETS	1,110.6	3,232.1	3,978.5	(1,193.9)	7,127.3
PROPERTY AND EQUIPMENT—NET	202.6	217.3	194.2	—	614.1
DEFERRED TAX ASSETS—NET	134.0	—	150.0	(124.6)	159.4
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,364.1	1,912.0	—	(8,276.1)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	13.4	49.6	247.7	—	310.7
GOODWILL	—	3,392.7	2,528.4	—	5,921.1
INTANGIBLE ASSETS—NET	—	218.6	101.3	—	319.9
OTHER NON-CURRENT ASSETS	49.9	45.6	133.1	—	228.6
TOTAL ASSETS	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$8.4	$—	$—	$—	$8.4
Accounts payable	53.6	1,616.7	1,055.7	—	2,726.0
Accrued expenses and other current liabilities	58.8	1,035.6	1,172.7	—	2,267.1
Income taxes payable	10.4	—	29.4	—	39.8
Intercompany payable	105.5	830.8	416.9	(1,353.2)	—
Contract liabilities	1.5	316.1	613.8	—	931.4
Current liabilities held for sale	—	—	22.3	—	22.3
Current portion of long-term debt	43.3	27.0	64.4	—	134.7
TOTAL CURRENT LIABILITIES	281.5	3,826.2	3,375.2	(1,353.2)	6,129.7
OTHER LONG-TERM LIABILITIES	131.6	249.0	361.5	—	742.1
DEFERRED TAX LIABILITY—NET	—	63.1	108.9	(124.7)	47.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	800.9	—	487.5	(1,288.4)	—
LONG-TERM DEBT	2,627.8	291.4	564.5	—	3,483.7
TOTAL LIABILITIES	3,841.8	4,429.7	4,897.6	(2,766.3)	10,402.8
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,250.1	(6,828.3)	4,092.8
Noncontrolling interests	—	—	185.5	—	185.5
TOTAL STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,435.6	(6,828.3)	4,278.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,703.6	$2,354.8	$(20.9)	$5,037.5
Cost of revenue	—	2,601.4	2,286.4	(20.9)	4,866.9
Gross profit	—	102.2	68.4	—	170.6
Equity in earnings from subsidiaries	153.5	(52.4)	—	(101.1)	—
Equity in earnings of joint ventures	—	9.9	2.6	—	12.5
General and administrative expenses	(34.2)	—	(1.7)	—	(35.9)
Restructuring costs	(63.3)	—	—	—	(63.3)
Income from operations	56.0	59.7	69.3	(101.1)	83.9
Other income	1.2	11.9	3.8	(13.3)	3.6
Interest expense	(49.5)	(5.0)	(14.8)	13.3	(56.0)
Income before income tax (benefit) expense	7.7	66.6	58.3	(101.1)	31.5
Income tax (benefit) expense	(43.7)	5.8	4.3	—	(33.6)
Net income	51.4	60.8	54.0	(101.1)	65.1
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(13.6)	—	(13.6)
Net income attributable to AECOM	$51.4	$60.8	$40.4	$(101.1)	$51.5

	For the three months ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,721.3	$2,201.5	$(12.0)	$4,910.8
Cost of revenue	—	2,607.8	2,178.8	(12.0)	4,774.6
Gross profit	—	113.5	22.7	—	136.2
Equity in earnings from subsidiaries	206.1	183.2	—	(389.3)	—
Equity in earnings of joint ventures	—	17.2	12.5	—	29.7
General and administrative expenses	(32.1)	—	(2.6)	—	(34.7)
Income from operations	174.0	313.9	32.6	(389.3)	131.2
Other income	0.2	5.4	2.7	(6.0)	2.3
Interest expense	(52.3)	(4.6)	(5.3)	6.0	(56.2)
Income before income tax expense (benefit)	121.9	314.7	30.0	(389.3)	77.3
Income tax expense (benefit)	10.6	112.5	(170.2)	—	(47.1)
Net income	111.3	202.2	200.2	(389.3)	124.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(13.1)	—	(13.1)
Net income attributable to AECOM	$111.3	$202.2	$187.1	$(389.3)	$111.3

Consolidating Statements of Comprehensive Income

(unaudited - in millions)

	For the three months ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$51.4	$60.8	$54.0	$(101.1)	$65.1
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives, net of tax	(2.4)	—	(3.9)	—	(6.3)
Foreign currency translation adjustments	—	—	(21.8)	—	(21.8)
Pension adjustments, net of tax	0.7	—	4.6	—	5.3
Other comprehensive loss, net of tax	(1.7)	—	(21.1)	—	(22.8)
Comprehensive income, net of tax	49.7	60.8	32.9	(101.1)	42.3
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(13.6)	—	(13.6)
Comprehensive income attributable to AECOM, net of tax	$49.7	$60.8	$19.3	$(101.1)	$28.7

	For the three months ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$111.3	$202.2	$200.2	$(389.3)	$124.4
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	0.7	—	0.1	—	0.8
Foreign currency translation adjustments	—	—	(6.0)	—	(6.0)
Pension adjustments, net of tax	0.8	—	1.7	—	2.5
Other comprehensive income (loss), net of tax	1.5	—	(4.2)	—	(2.7)
Comprehensive income, net of tax	112.8	202.2	196.0	(389.3)	121.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(13.9)	—	(13.9)
Comprehensive income attributable to AECOM, net of tax	$112.8	$202.2	$182.1	$(389.3)	$107.8

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the three months ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(57.3)	$(22.2)	$(120.9)	$—	$(200.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in unconsolidated joint ventures	(0.9)	(6.8)	(30.7)	—	(38.4)
Net proceeds from sale of investments	—	—	0.6	—	0.6
Payments for capital expenditures, net of disposals	(9.8)	(5.7)	(6.4)	—	(21.9)
Net receipts from (investment in) intercompany notes	19.3	61.9	(8.4)	(72.8)	—
Other intercompany investing activities	(227.2)	(287.2)	—	514.4	—
Net cash used in investing activities	(218.6)	(237.8)	(44.9)	441.6	(59.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,254.8	—	35.6	—	2,290.4
Repayments of borrowings under credit agreements	(1,959.7)	(4.7)	(34.7)	—	(1,999.1)
Proceeds from issuance of common stock	5.4	—	—	—	5.4
Payments to repurchase common stock	(52.3)	—	—	—	(52.3)
Net distributions to noncontrolling interests	—	—	(28.8)	—	(28.8)
Other financing activities	1.4	(9.1)	5.3	—	(2.4)
Net (repayments) borrowings on intercompany notes	6.0	7.9	(86.7)	72.8	—
Other intercompany financing activities	—	310.0	204.4	(514.4)	—
Net cash provided by financing activities	255.6	304.1	95.1	(441.6)	213.2
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.5)	—	(1.5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20.3)	44.1	(72.2)	—	(48.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22.0	270.9	593.8	—	886.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.7	$315.0	$521.6	$—	$838.3

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the three months ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(62.8)	$28.1	$87.1	$—	$52.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Net investment in unconsolidated joint ventures	—	(3.6)	(15.4)	—	(19.0)
Proceeds from sale of investments	—	—	0.2	—	0.2
Payments for capital expenditures, net of disposals	3.4	(17.5)	(4.4)	—	(18.5)
Net receipts from (investment in) intercompany notes	0.6	(5.1)	28.8	(24.3)	—
Other intercompany investing activities	(5.8)	67.2	—	(61.4)	—
Net cash (used in) provided by investing activities	(1.8)	41.0	19.0	(85.7)	(27.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,240.8	—	35.7	—	1,276.5
Repayments of borrowings under credit agreements	(1,187.4)	(4.7)	(44.1)	—	(1,236.2)
Proceeds from issuance of common stock	9.5	—	—	—	9.5
Proceeds from exercise of stock options	2.7	—	—	—	2.7
Payments to repurchase common stock	(26.7)	—	—	—	(26.7)
Net distributions to noncontrolling interests	—	—	(16.8)	—	(16.8)
Other financing activities	0.9	(36.8)	9.9	—	(26.0)
Net (repayments) borrowings on intercompany notes	(3.7)	(25.1)	4.5	24.3	—
Other intercompany financing activities	—	(34.7)	(26.7)	61.4	—
Net cash provided by (used in) financing activities	36.1	(101.3)	(37.5)	85.7	(17.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.9	—	2.9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28.5)	(32.2)	71.5	—	10.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	254.9	514.9	—	802.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4.1	$222.7	$586.4	$—	$813.2

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future non-core oil and gas asset sales and restructuring costs; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leveraged and potential inability to service our debt and guarantees; exposure to Brexit; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and adequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues and IT outages; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our ACAP segment invests in real estate and public-private partnership (P3) projects. ACAP typically partners with investors and experienced developers as co-general partners. In addition, ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects.

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

As part of our capital allocation commitments, we repurchased common stock under our $1 billion authorization and we intend to deploy future free cash flow towards ongoing debt reduction and stock repurchases.

In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports per the U.S. Trade Expansion Act of 1962, increasing the price for steel and aluminum in the United States, which could impact client spending and affect the profitability of our fixed-price construction projects.

We expect to sell remaining non-core oil and gas assets in North America from our Construction Services business segment within the next twelve months.

We expect to exit the fixed-price combined cycle gas power plant construction and non-core Oil & Gas markets. We no longer expect to pursue at-risk construction opportunities internationally and will continue to review our remaining at-risk construction exposure. We expect to incur approximately $80 to $90 million in restructuring costs in fiscal 2019, and we expect to evaluate our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

We expect to benefit from the return on AECOM Capital asset sales in fiscal 2019.

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

Results of Operations

Three months ended December 31, 2018 compared to the three months ended December 31, 2017

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2018	2017	$	%
	(in millions)
Revenue	$5,037.5	$4,910.8	$126.7	2.6%
Cost of revenue	4,866.9	4,774.6	92.3	1.9
Gross profit	170.6	136.2	34.4	25.3
Equity in earnings of joint ventures	12.5	29.7	(17.2)	(57.9)
General and administrative expenses	(35.9)	(34.7)	(1.2)	3.5
Restructuring costs	(63.3)	—	(63.3)	0.0
Income from operations	83.9	131.2	(47.3)	(36.1)
Other income	3.6	2.3	1.3	56.5
Interest expense	(56.0)	(56.2)	0.2	(0.4)
Income before income tax benefit	31.5	77.3	(45.8)	(59.2)
Income tax benefit	(33.6)	(47.1)	13.5	(28.7)
Net income	65.1	124.4	(59.3)	(47.7)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(13.6)	(13.1)	(0.5)	3.8
Net income attributable to AECOM	$51.5	$111.3	$(59.8)	(53.7)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2018	December 31, 2017
Revenue	100.0%	100.0%
Cost of revenue	96.6	97.2
Gross margin	3.4	2.8
Equity in earnings of joint ventures	0.2	0.6
General and administrative expenses	(0.6)	(0.7)
Restructuring costs	(1.3)	0.0
Income from operations	1.7	2.7
Other income	0.1	0.0
Interest expense	(1.2)	(1.1)
Income before income tax benefit	0.6	1.6
Income tax benefit	(0.7)	(0.9)
Net income	1.3	2.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.2)
Net income attributable to AECOM	1.0%	2.3%

Revenue

Our revenue for the three months ended December 31, 2018 increased $126.7 million, or 2.6%, to $5,037.5 million as compared to $4,910.8 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2018 was primarily attributable to an increase in our DCS segment of $87.8 million, a decrease in our CS segment of $111.0 million, an increase in our MS segment of $146.0 million, and an increase in our ACAP segment of $3.9 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended December 31, 2018 and 2017 were $2.7 billion and $2.6 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, were 53% during the three months ended December 31, 2018 and December 31, 2017.

Gross Profit

Our gross profit for the three months ended December 31, 2018 increased $34.4 million, or 25.3%, to $170.6 million as compared to $136.2 million for the corresponding period last year.  For the three months ended December 31, 2018, gross profit, as a percentage of revenue, increased to 3.4% from 2.8% in the three months ended December 31, 2017.

Gross profit changes were due to the reasons noted in DCS, CS and MS reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2018 was $12.5 million as compared to $29.7 million in the corresponding period last year.

The decrease in equity in earnings of joint ventures for the three months ended December 31, 2018 was due primarily to a gain from the acquisition of a previously unconsolidated joint venture in our CS segment recorded in the prior period and did not repeat in the current period, and a decrease in volume in storm recovery activity in a joint venture in our DCS segment.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2018 increased $1.2 million, or 3.5%, to $35.9 million as compared to $34.7 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.6% and 0.7% for the three months ended December 31, 2018 and 2017, respectively.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. We expect to incur restructuring costs of $80 to $90 million in fiscal 2019 primarily related to personnel and real estate costs. During the first quarter of fiscal 2019, we incurred restructuring expenses of $63.3 million. We expect to achieve approximately $225 million of annual cost savings, which is expected to contribute to $85 million of cost savings in fiscal 2019.

Other Income

Our other income for the three months ended December 31, 2018 increased to $3.6 million from $2.3 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended December 31, 2018 decreased to $56.0 million as compared to $56.2 million for the corresponding period last year.

Income Tax Benefit

Our income tax benefit for the three months ended December 31, 2018 was $33.6 million as compared to $47.1 million in the corresponding period last year. The decrease in tax benefit for the current period compared to the corresponding period last year is due primarily to a greater tax benefit from accounting for the tax impacts of the Tax Act and benefits related to changes in uncertain tax positions in the first quarter of fiscal 2018 as compared to the benefit recorded in the first quarter of fiscal 2019 related to releasing a valuation allowance as a result of final regulations related to the Tax Act.

During the first quarter of fiscal 2019, a valuation allowance in the amount of $38.1 million related to foreign tax credits was released due to sufficient positive evidence obtained during the quarter. The positive evidence included the issuance of regulations related to the Tax Act during the quarter and forecasting the utilization of the foreign tax credits within the foreseeable future. This item is not expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year. During the first quarter of fiscal 2018, we recorded a tax benefit of $41.7 million related to one-time U.S. federal tax law changes and recorded a benefit of $11.2 million related to changes in uncertain tax positions primarily in the U.S. and Canada.

During the first quarter of 2018, President Trump signed the Tax Act into law. The Tax Act reduced our U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on certain foreign sourced earnings, and eliminated or reduced certain deductions.

In the first quarter of 2018, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was a $36.1 million tax benefit. In addition, we released the deferred tax liability and recorded a tax benefit related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $77.0 million and accrued current tax on these earnings as part of the one-time transition tax.

Also during the first quarter 2018, we recorded a provisional amount for the one-time transition tax liability for our foreign subsidiaries resulting in an increase in income tax expense of $71.4 million. During the first quarter of fiscal 2019, we completed our calculation of the total foreign earnings and profits of our foreign subsidiaries and recorded a tax benefit of $1.5 million.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $41 million).

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $51.5 million for the three months ended December 31, 2018 as compared to net income attributable to AECOM of $111.3 million for the three months ended December 31, 2017.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended
	December 31,	December 31,	Change
	2018	2017	$	%
	(in millions)
Revenue	$2,029.7	$1,941.9	$87.8	4.5%
Cost of revenue	1,914.0	1,864.1	49.9	2.7
Gross profit	$115.7	$77.8	$37.9	48.7%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2018	December 31, 2017
Revenue	100.0%	100.0%
Cost of revenue	94.3	96.0
Gross profit	5.7%	4.0%

Revenue

Revenue for our DCS segment for the three months ended December 31, 2018 increased $87.8 million, or 4.5%, to $2,029.7 million as compared to $1,941.9 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2018 was primarily attributable to an increase in the Americas of $110 million, largely due to increased work performed on a residential housing storm disaster relief program.

Gross Profit

Gross profit for our DCS segment for the three months ended December 31, 2018 increased $37.9 million, or 48.7%, to $115.7 million as compared to $77.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.7% of revenue for the three months ended December 31, 2018 from 4.0% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the quarter ended December 31, 2018 were primarily due to increased revenues in the Americas, including the residential housing disaster relief program discussed above and severance costs in the prior period.

Construction Services

	Three Months Ended
	December 31,	December 31,	Change
	2018	2017	$	%
	(in millions)
Revenue	$2,014.5	$2,125.5	$(111.0)	(5.2)%
Cost of revenue	2,011.3	2,098.4	(87.1)	(4.2)
Gross profit	$3.2	$27.1	$(23.9)	(88.2)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2018	December 31, 2017
Revenue	100.0%	100.0%
Cost of revenue	99.8	98.7
Gross profit	0.2%	1.3%

Revenue

Revenue for our CS segment for the three months ended December 31, 2018 decreased $111.0 million, or 5.2%, to $2,014.5 million as compared to $2,125.5 million for the corresponding period last year.

The decrease in revenue for the three months ended December 31, 2018 was primarily attributable to approximately $70 million in decreased revenue from our power business and approximately $60 million in decreased revenue from the construction of residential high-rise buildings in the city of New York.

Gross Profit

Gross profit for our CS segment for the three months ended December 31, 2018 decreased $23.9 million, or 88.2%, to $3.2 million as compared to $27.1 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 0.2% of revenue for the three months ended December 31, 2018 from 1.3% in the corresponding period last year.

The decreases in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2018 were primarily due to project performance on a power contract in the United States in the three months ended December 31, 2017 that did not repeat in the current period.

Management Services

	Three Months Ended
	December 31,	December 31,	Change
	2018	2017	$	%
	(in millions)
Revenue	$989.4	$843.4	$146.0	17.3%
Cost of revenue	941.6	812.1	129.5	15.9
Gross profit	$47.8	$31.3	$16.5	52.7%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2018	December 31, 2017
Revenue	100.0%	100.0%
Cost of revenue	95.2	96.3
Gross profit	4.8%	3.7%

Revenue

Revenue for our MS segment for the three months ended December 31, 2018 increased $146.0 million, or 17.3%, to $989.4 million as compared to $843.4 million for the corresponding period last year.

The increase in revenue for the quarter ended December 31, 2018 was primarily due to a project with the federal government.

Gross Profit

Gross profit for our MS segment for the three months ended December 31, 2018 increased $16.5 million, or 52.7%, to $47.8 million as compared to $31.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.8% of revenue for the three months ended December 31, 2018 from 3.7% in the corresponding period last year.

The increase in gross profit was primarily due to a project with the federal government.

AECOM Capital

	Three Months Ended
	December 31,	December 31,	Change
	2018	2017	$	%
	(in millions)
Revenue	$3.9	$—	$3.9	NM	*
Equity in loss of joint ventures	(2.5)	—	(2.5)	NM	*
General and administrative expenses	(1.7)	(2.6)	0.9	(34.6)%

* NM — Not Meaningful

Results of operations for ACAP did not significantly change for the three months ended December 31, 2018 compared to the same period in the prior year.

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

Liquidity and Capital Resources

Cash Flows

As a result of the U.S. federal government’s partial shutdown beginning in December 2018, we have experienced delays in federal payments during the three-month period ended December 31, 2018 that impacted operational cash flow. Continuation of the U.S. federal government shutdown could significantly reduce demand for our services, result in further payment delays, and lead to workforce reductions that may have a material adverse effect on our results of operation and financial condition.

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We sold non-core oil and gas assets in fiscal 2018 and we expect to sell additional non-core oil and gas assets in the next twelve months. We expect to spend approximately $60 to $70 million in restructuring costs in fiscal 2019, and we also expect to evaluate our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2018, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At December 31, 2018, cash and cash equivalents were $838.3 million, a decrease of $48.4 million, or 5.5%, from $886.7 million at September 30, 2018. The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities, investments in unconsolidated joint ventures and repurchases of common stock, partially offset by net borrowings under our credit agreement.

Net cash used in operating activities was $200.4 million for the three months ended December 31, 2018, compared with net cash provided of $52.4 million for the three months ended December 31, 2017. The decrease was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the three months ended December 31, 2018 provided a net benefit of $13.9 million as compared to $29.6 million during the three months ended December 31, 2017. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $59.7 million for the three months ended December 31, 2018, as compared to $27.5 million for the three months ended December 31, 2017. This increase in cash used was primarily attributable to an increase in investments in unconsolidated joint ventures of $23.7 million.

Net cash provided by financing activities was $213.2 million for the three months ended December 31, 2018 as compared to net cash used of $17.0 million for the three months ended December 31, 2017. This change was primarily attributable to an increase in net borrowings under our credit agreements, partially offset by repurchases of common stock.

Working Capital

Working capital, or current assets less current liabilities, increased $211.2 million, or 21.2%, to $1,208.8 million at December 31, 2018 from $997.6 million at September 30, 2018. Net accounts receivable and contract assets, net of contract liabilities, stayed flat at $4,537.4 million at December 31, 2018 and September 30, 2018.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, and excludes the effects of recent acquisitions, was 82 days at December 31, 2018 compared to 78 days at September 30, 2018.

In Note 4, Revenue Recognition, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Except for claims, substantially all contract assets are expected to be billed and collected within twelve months.

Contract assets related to claims are recorded only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, revenue is recorded only to the extent that contract costs relating to the claim have been incurred. Award fees in contract assets are accrued only when there is sufficient information to assess contract performance. On contracts that represent higher than normal risk or technical difficulty, award fees are generally deferred until an award fee letter is received.

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

Debt

Debt consisted of the following:

	December 31, 2018	September 30, 2018
	(in millions)
2014 Credit Agreement	$1,699.8	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.9	247.9
Other debt	216.8	191.8
Total debt	3,964.5	3,673.5
Less: Current portion of debt and short-term borrowings	(160.8)	(143.1)
Less: Unamortized debt issuance costs	(44.2)	(46.7)
Long-term debt	$3,759.5	$3,483.7

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2018:

Fiscal Year
2019 (nine months remaining)	$132.1
2020	101.6
2021	341.3
2022	305.0
2023	748.3
Thereafter	2,336.2
Total	$3,964.5

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

On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (1) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (2) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (3) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (4) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (5) revise covenants, including the Maximum Consolidated Leverage Ratio, so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for our AECOM Capital business.

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

On November 13, 2018, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase corporate restructuring allowances and provide for additional flexibility under the covenants for non-core asset dispositions, among other changes.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.2 at December 31, 2018. Our Consolidated Interest Coverage Ratio was 4.5 at December 31, 2018. As of December 31, 2018, we were in compliance with the covenants of the Credit Agreement.

At December 31, 2018 and September 30, 2018, outstanding standby letters of credit totaled $27.2 million and $28.7 million, respectively, under our revolving credit facilities. As of December 31, 2018 and September 30, 2018, we had $1,014.8 million and $1,321.3 million, respectively, available under our revolving credit facility.

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

As of December 31, 2018, the estimated fair value of the 2024 Notes was approximately $788.0 million. The fair value of the 2024 Notes as of December 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

We were in compliance with the covenants relating to the 2024 Notes as of December 31, 2018.

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

As of December 31, 2018, the estimated fair value of the 2017 Senior Notes was approximately $852.5 million. The fair value of the 2017 Senior Notes as of December 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of December 31, 2018.

URS Senior Notes

In connection with the acquisition of URS on October 17, 2014, we assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, we redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC as successor in interest to URS and are fully and unconditionally guaranteed on a joint-and-several basis by some former URS domestic subsidiary guarantors.

As of December 31, 2018, the estimated fair value of the 2022 URS Senior Notes was approximately $243.6 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of December 31, 2018 was $247.9 million. The fair value of the 2022 URS Senior Notes as of December 31, 2018 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of December 31, 2018, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2018 and September 30, 2018, these outstanding standby letters of credit totaled $509.8 million and $486.4 million, respectively. As of December 31, 2018, we had $474.0 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2018 and 2017 was 4.7% and 4.8%, respectively.

Interest expense in the consolidated statement of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2018 and 2017 was $2.4 million and $2.9 million, respectively.

Other Commitments

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest. We have consolidated all joint ventures for which we have control. For all others, our portion of the earnings is recorded in equity in earnings of joint ventures. See Note 5, Joint Ventures and Variable Interest Entities, in the notes to our consolidated financial statements.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt above, as of December 31, 2018, there was approximately $537.0 million outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2018, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $381.8 million. The total amounts of employer contributions paid for the three months ended December 31, 2018 were $2.5 million for U.S. plans and $7.9 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2018, we had $1,699.8 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the three months ended December 31, 2018, our weighted average floating rate borrowings were $2,130.0 million, or $1,483.6 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2018 would have increased by $3.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2018 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A United States federal government shutdown could result in payment delays and reduced demand for our services that material impact our results of operation and financial condition.

The partial shutdown of the U.S. federal government beginning in December 2018 has resulted in substantial federal payment delays that have negatively impacted our operational cash flow. Another U.S. federal government shutdown of similar or greater duration could significantly reduce demand for our services, delay payment and result in workforce reductions that may have a material adverse effect on our results of operation and financial condition. Moreover, a prolonged government shutdown could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. federal government’s ability effectively to process and our ability to perform on our U.S. government contracts and successfully compete for new work.

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

Most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, a government shutdown, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

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

We had approximately $4.0 billion of indebtedness (excluding intercompany indebtedness) outstanding as of December 31, 2018, of which $1.9 billion was secured obligations (exclusive of $27.2 million of outstanding undrawn letters of credit) and we have an additional $1.0 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the three months ended December 31, 2018 by $3.7 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

In March 2017, the United Kingdom government initiated a process to withdraw from the European Union (Brexit) and began negotiating the terms of its separation. Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates, and the terms of the United Kingdom’s withdrawal from the European Union may not be determined for several years or more. Our United Kingdom business is a significant part of our European operations with approximately 7,000 employees and revenues representing approximately 4% of our total revenue for the fiscal year ended September 30, 2018. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of December 31, 2018 and September 30, 2018, we were contingently liable for $5.6 billion and $5.3 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $537.0 million and $515.1 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

AECOM Capital’s real estate development and investment activities are inherently risky and may result in a future loss.

ACAP’s real estate business involves managing, sponsoring, investing and developing commercial real estate projects (Real Estate Joint Ventures) that are inherently risky and may result in future losses since real estate markets are significantly impacted by economic trends and government policies that we do not control. Our registered investment adviser jointly manages, sponsors and owns an equity interest with its co-partner in the AECOM-Canyon Equity Fund, L.P. (the “Fund”), which invests and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities including completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees that may be provided by AECOM or an affiliate to secure the Real Estate Joint Venture financing. Although the Fund and the Real Estate Venture have reserves that will be used to share Real Estate Joint Venture cost overruns, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated Real Estate Joint Venture limited partners). Some of the Fund’s limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments, after additional specific reserves have been depleted, on behalf of the limited partner co-investor in the event of a Real Estate Joint Venture cost overrun. AECOM’s provision of lender guarantees is contingent upon the Real Estate Joint Venture meeting AECOM’s underwriting criteria, including an affiliate of AECOM acting as either the construction manager at risk or the owner’s representative for the project, no material adverse change in AECOM’s financial condition, and the guarantee not violating a covenant under a material AECOM agreement.

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

The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputa0tion, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. Increased competition may result in our inability to win bids for future projects and loss of revenue, profitability and market share.

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

At December 31, 2018, our contracted backlog was approximately $20.7 billion, our awarded backlog was approximately $36.1 billion and our unconsolidated joint venture backlog was approximately $2.7 billion for a total backlog of $59.5 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $20.1 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.6 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Our success depends, in part, upon our ability to protect our intellectual property. We rely on a combination of intellectual property policies and other contractual arrangements to protect much of our intellectual property where we do not believe that trademark, patent or copyright protection is appropriate or obtainable. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our patents and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. A summary of the repurchase activity for the three months ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

October 1 — 31, 2018	659,654	$32.34	659,654	$850,000,000
November 1 — 30, 2018	938,722	31.96	938,722	820,000,000
December 1 — 31, 2018	—	—	—	—
Total	1,598,376	$32.10	1,598,376	$820,000,000

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

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/15/2018

10.1#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2019)				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

# Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 5, 2019	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer