Form 10-Q
period 2019-03-29
AECOM
filed 2019-05-08
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-52423

AECOM

(Exact Name of Registrant as Specified in its Charter)

Delaware State or Other Jurisdiction Of Incorporation or Organization	61-1088522 I.R.S. Employer Identification Number

1999 Avenue of the Stars, Suite 2600 Los Angeles, California Address of Principal Executive Offices	90067 Zip Code

(213) 593-8000

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ACM	New York Stock Exchange

As of May 1, 2019, 157,343,802 shares of the registrant’s common stock were outstanding.

AECOM

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2019	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$592,731	$642,168
Cash in consolidated joint ventures	234,147	244,565
Total cash and cash equivalents	826,878	886,733
Accounts receivable—net	3,285,939	3,307,851
Contract assets	2,426,892	2,160,970
Prepaid expenses and other current assets	592,189	585,152
Current assets held for sale	55,000	59,800
Income taxes receivable	53,742	126,816
TOTAL CURRENT ASSETS	7,240,640	7,127,322
PROPERTY AND EQUIPMENT—NET	596,374	614,062
DEFERRED TAX ASSETS—NET	163,707	159,396
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	338,431	310,661
GOODWILL	5,908,248	5,921,116
INTANGIBLE ASSETS—NET	277,208	319,892
OTHER NON-CURRENT ASSETS	212,415	228,682
TOTAL ASSETS	$14,737,023	$14,681,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$48,377	$8,353
Accounts payable	2,581,347	2,726,047
Accrued expenses and other current liabilities	2,135,122	2,267,046
Income taxes payable	36,305	39,802
Contract liabilities	962,101	931,431
Current liabilities held for sale	17,000	22,300
Current portion of long-term debt	109,935	134,698
TOTAL CURRENT LIABILITIES	5,890,187	6,129,677
OTHER LONG-TERM LIABILITIES	321,348	329,457
DEFERRED TAX LIABILITY—NET	8,343	47,273
PENSION BENEFIT OBLIGATIONS	388,629	412,604
LONG-TERM DEBT	3,733,642	3,483,746
TOTAL LIABILITIES	10,342,149	10,402,757

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2019 and September 30, 2018; issued and outstanding 157,338,763 and 156,983,356 shares as of March 31, 2019 and September 30, 2018, respectively	1,573	1,570
Additional paid-in capital	3,904,298	3,846,392
Accumulated other comprehensive loss	(711,021)	(703,330)
Retained earnings	1,005,086	948,148
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,199,936	4,092,780
Noncontrolling interests	194,938	185,594
TOTAL STOCKHOLDERS’ EQUITY	4,394,874	4,278,374
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,737,023	$14,681,131

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenue	$5,040,022	$4,790,910	$10,077,517	$9,701,742
Cost of revenue	4,844,660	4,649,638	9,711,542	9,424,318
Gross profit	195,362	141,272	365,975	277,424

Equity in earnings of joint ventures	25,963	13,038	38,467	42,758
General and administrative expenses	(37,426)	(30,217)	(73,333)	(64,887)
Restructuring costs	(15,875)	—	(79,170)	—
Impairment of assets held for sale, including goodwill	—	(168,178)	—	(168,178)
Income (loss) from operations	168,024	(44,085)	251,939	87,117

Other income	4,266	12,507	7,863	14,790
Interest expense	(57,828)	(100,577)	(113,854)	(156,742)
Income (loss) before income tax expense (benefit)	114,462	(132,155)	145,948	(54,835)

Income tax expense (benefit)	20,943	(24,400)	(12,657)	(71,493)
Net income (loss)	93,519	(107,755)	158,605	16,658
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(15,674)	(11,978)	(29,241)	(25,077)
Net income (loss) attributable to AECOM	$77,845	$(119,733)	$129,364	$(8,419)

Net income (loss) attributable to AECOM per share:
Basic	$0.50	$(0.75)	$0.83	$(0.05)
Diluted	$0.49	$(0.75)	$0.81	$(0.05)

Weighted average shares outstanding:
Basic	156,621	159,495	156,519	158,702
Diluted	158,416	159,495	159,010	158,702

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Net income (loss)	$93,519	$(107,755)	$158,605	$16,658

Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives, net of tax	(4,058)	(1,625)	(10,356)	(840)
Foreign currency translation adjustments	22,754	15,496	965	9,513
Pension adjustments, net of tax	(3,427)	(16,103)	1,903	(13,635)
Other comprehensive income (loss), net of tax	15,269	(2,232)	(7,488)	(4,962)
Comprehensive income (loss), net of tax	108,788	(109,987)	151,117	11,696
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(15,819)	(12,562)	(29,444)	(26,454)
Comprehensive income (loss) attributable to AECOM, net of tax	$92,969	$(122,549)	$121,673	$(14,758)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity

BALANCE AT SEPTEMBER 30, 2018	$1,570	$3,846,392	$(703,330)	$948,148	$4,092,780	$185,594	$4,278,374
Net income				51,519	51,519	13,567	65,086
Cumulative effect of accounting standard adoption				(12,453)	(12,453)		(12,453)
Other comprehensive loss			(22,815)		(22,815)	58	(22,757)
Issuance of stock	24	5,461			5,485		5,485
Repurchases of stock	(24)	(22,339)		(29,984)	(52,347)		(52,347)
Stock based compensation		15,631			15,631		15,631
Other transactions with noncontrolling interests						2,187	2,187
Contributions from noncontrolling interests						3,150	3,150
Distributions to noncontrolling interests						(31,927)	(31,927)
BALANCE AT DECEMBER 31, 2018	1,570	3,845,145	(726,145)	957,230	4,077,800	172,629	4,250,429
Net income				77,845	77,845	15,674	93,519
Other comprehensive income			15,124		15,124	145	15,269
Issuance of stock	14	43,218			43,232		43,232
Repurchases of stock	(11)	(227)		(29,989)	(30,227)		(30,227)
Stock based compensation		16,162			16,162		16,162
Other transactions with noncontrolling interests						13,735	13,735
Distributions to noncontrolling interests						(7,245)	(7,245)
BALANCE AT MARCH 31, 2019	$1,573	$3,904,298	$(711,021)	$1,005,086	$4,199,936	$194,938	$4,394,874

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AECOM Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity

BALANCE AT SEPTEMBER 30, 2017	$1,575	$3,733,572	$(700,661)	$961,640	$3,996,126	$218,560	$4,214,686
Net income				111,314	111,314	13,099	124,413
Other comprehensive loss			(3,523)		(3,523)	793	(2,730)
Issuance of stock	22	9,908			9,930		9,930
Repurchases of stock	(7)	(28,321)			(28,328)		(28,328)
Proceeds from exercise of options	1	2,309			2,310		2,310
Stock based compensation		16,540			16,540		16,540
Other transactions with noncontrolling interests						10,755	10,755
Contributions from noncontrolling interests						4,565	4,565
Distributions to noncontrolling interests						(21,360)	(21,360)
BALANCE AT DECEMBER 31, 2017	1,591	3,734,008	(704,184)	1,072,954	4,104,369	226,412	4,330,781
Net loss				(119,733)	(119,733)	11,978	(107,755)
Other comprehensive loss			(2,816)		(2,816)	584	(2,232)
Issuance of stock	12	38,369			38,381		38,381
Repurchases of stock	(1)	(544)			(545)		(545)
Proceeds from exercise of options		440			440		440
Stock based compensation		20,656			20,656		20,656
Other transactions with noncontrolling interests						(7,838)	(7,838)
Contributions from noncontrolling interests						2,976	2,976
Distributions to noncontrolling interests						(10,239)	(10,239)
BALANCE AT MARCH 31, 2018	$1,602	$3,792,929	$(707,000)	$953,221	$4,040,752	$223,873	$4,264,625

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,605	$16,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	128,716	133,483
Equity in earnings of unconsolidated joint ventures	(38,467)	(42,758)
Distribution of earnings from unconsolidated joint ventures	31,222	72,513
Non-cash stock compensation	31,793	37,196
Prepayment premium on redemption of unsecured senior notes	—	34,504
Impairment of assets held for sale, including goodwill	—	168,178
Foreign currency translation	(2,565)	(27,414)
Write-off of debt issuance costs	—	7,048
Other	4,391	1,245
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(232,881)	(159,872)
Prepaid expenses and other assets	10,393	(54,408)
Accounts payable	(131,286)	49,305
Accrued expenses and other current liabilities	(18,915)	(53,028)
Contract liabilities	31,670	69,033
Other long-term liabilities	(65,620)	(80,860)
Net cash (used in) provided by operating activities	(92,944)	170,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment on business acquisition	—	2,203
Cash acquired from consolidation of joint venture	—	7,630
Investment in unconsolidated joint ventures	(77,303)	(66,034)
Return of investment in unconsolidated joint ventures	14,002	10,442
Proceeds from sale of investments	5,626	161
Payments for purchase of investments	(3,223)	—
Proceeds from disposal of property and equipment	5,372	13,499
Payments for capital expenditures	(49,817)	(55,701)
Net cash used in investing activities	(105,343)	(87,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,504,215	5,713,366
Repayments of borrowings under credit agreements	(4,269,095)	(4,836,488)
Redemption of unsecured senior notes	—	(800,000)
Prepayment premium on redemption of unsecured senior notes	—	(34,504)
Cash paid for debt and equity issuance costs	(104)	(10,386)
Proceeds from issuance of common stock	14,542	15,570
Proceeds from exercise of stock options	—	3,194
Payments to repurchase common stock	(82,574)	(27,237)
Net distributions to noncontrolling interests	(36,022)	(24,058)
Other financing activities	7,674	(23,722)
Net cash provided by (used in) financing activities	138,636	(24,265)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(204)	6,105
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(59,855)	64,863
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	886,733	802,362
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$826,878	$867,225

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

The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2019.

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

In the second quarter of fiscal 2018, management approved a plan to sell non-core oil and gas assets in North America, included in the Company’s Construction Services segment (the Disposal Group). The Company classified the related assets and liabilities of the Disposal Group as held for sale in the consolidated balance sheet. In the third quarter of fiscal 2018, the Company sold a portion of the assets in the Disposal Group and recognized a $2.1 million loss on disposal. The remaining unsold portion of the Disposal Group remains classified as held for sale. The Company recorded losses related to the remeasurement of the Disposal Group based on estimated fair value less costs to sell resulting in total asset impairments of $168.2 million, recorded in Impairment of assets held for sale, including goodwill in the second quarter of fiscal 2018. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, including bid prices from potential buyers. In connection with the classification of the Disposal Group as held for sale, the Company tested the amount of goodwill and other intangible assets allocated to the Disposal Group for impairment. The Company recorded an impairment of goodwill during the year ended September 30, 2018 of $125.4 million and an impairment of intangible and other noncurrent assets of $42.8 million. As of March 31, 2019, current assets held for sale were primarily comprised of accounts receivable of $37.2 million and property, plant and equipment of $17.5 million. As of March 31, 2019, current liabilities held for sale were primarily comprised of accounts payable of $17.0 million. The Company expects to complete the sale of the remaining Disposal Group assets within the next quarter.

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2019 were as follows:

	September 30, 2018	Foreign Exchange Impact	March 31, 2019
	(in millions)
Design and Consulting Services	$3,189.2	$(9.1)	$3,180.1
Construction Services	1,008.9	(4.0)	1,004.9
Management Services	1,723.0	0.2	1,723.2
Total	$5,921.1	$(12.9)	$5,908.2

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2019 and September 30, 2018, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2019			September 30, 2018
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$1,285.7	$(1,009.1)	$276.6	$1,285.1	$(966.0)	$319.1	1 – 11
Trademark / tradename	18.3	(17.7)	0.6	18.3	(17.5)	0.8	0.3 - 2
Total	$1,304.0	$(1,026.8)	$277.2	$1,303.4	$(983.5)	$319.9

Amortization expense of acquired intangible assets included within cost of revenue was $43.3 million and $50.8 million for the six months ended March 31, 2019 and 2018, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2019 and for the succeeding years:

Fiscal Year	(in millions)
2019 (six months remaining)	$41.5
2020	69.6
2021	56.6
2022	43.9
2023	39.5
Thereafter	26.1
Total	$277.2

4.              Revenue Recognition

On October 1, 2018, the Company adopted FASB Accounting Standards Codification (ASC) 606 on a modified retrospective basis, which amended the accounting standards for revenue recognition. As a result, the new guidance was applied retrospectively to contracts which were not completed as of October 1, 2018. Contracts completed prior to October 1, 2018 were accounted for using the guidance in effect at that time. The cumulative effect of applying the new guidance was recorded as a reduction to retained earnings at October 1, 2018 of $7.0 million, net of tax. Consistent with the modified retrospective transition approach, the comparative period was not adjusted to conform with current period presentation. The adjustment was primarily related to segmenting or combining contracts by performance obligations identified under the criteria of the new standard. Revenue recognized during the six months ended March 31, 2019 increased $3.3 million, net of tax, due to the adoption of the new standard primarily in the Construction Services segment.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(in millions)
Cost reimbursable	$2,567.9	$2,251.7	$5,139.5	$4,608.9
Guaranteed maximum price	1,003.6	1,149.8	2,027.6	2,328.4
Fixed price	1,468.5	1,389.4	2,910.4	2,764.4
Total revenue	$5,040.0	$4,790.9	$10,077.5	$9,701.7

	Three months ended		Six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(in millions)
Americas	$4,025.7	$3,784.8	$8,096.1	$7,713.5
Europe, Middle East, Africa	577.1	632.4	1,127.2	1,221.7
Asia Pacific	437.2	373.7	854.2	766.5
Total revenue	$5,040.0	$4,790.9	$10,077.5	$9,701.7

Revenues in Europe, Middle East, Africa and Asia Pacific are primarily reported in the Company’s DCS segment. As of March 31, 2019, the Company had allocated $22.9 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

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

Net accounts receivable consisted of the following:

	March 31, 2019	September 30, 2018
	(in millions)
Billed	$2,685.1	$2,697.7
Contract retentions	652.4	661.7
Total accounts receivable—gross	3,337.5	3,359.4
Allowance for doubtful accounts	(51.6)	(51.6)
Total accounts receivable—net	$3,285.9	$3,307.8

Substantially all contract assets as of March 31, 2019 and September 30, 2018 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $360 million and $266 million as of March 31, 2019 and September 30, 2018, respectively, and included amounts related to the DOE Deactivation, Demolition, and Removal Project and Refinery Turnaround Project discussed further in Note 14. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2019 and September 30, 2018.

The Company sold trade receivables to financial institutions, of which $357.8 million and $334.2 million were outstanding as of March 31, 2019 and September 30, 2018, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.              Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management, operations and maintenance services, and invest in real estate projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of financial information of the consolidated joint ventures is as follows:

	March 31, 2019 (unaudited)	September 30, 2018
	(in millions)
Current assets	$961.5	$1,013.7
Non-current assets	181.2	192.7
Total assets	$1,142.7	$1,206.4

Current liabilities	$683.2	$724.2
Non-current liabilities	12.5	12.7
Total liabilities	695.7	736.9
Total AECOM equity	252.8	284.2
Noncontrolling interests	194.2	185.3
Total owners’ equity	447.0	469.5
Total liabilities and owners’ equity	$1,142.7	$1,206.4

Total revenue of the consolidated joint ventures was $1,244.4 million and $1,202.6 million for the six months ended March 31, 2019 and 2018, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	March 31, 2019	September 30, 2018
	(in millions)
Current assets	$1,790.4	$1,903.3
Non-current assets	1,008.5	938.3
Total assets	$2,798.9	$2,841.6

Current liabilities	$1,551.8	$1,658.5
Non-current liabilities	246.5	224.3
Total liabilities	1,798.3	1,882.8
Joint ventures’ equity	1,000.6	958.8
Total liabilities and joint ventures’ equity	$2,798.9	$2,841.6

AECOM’s investment in joint ventures	$338.4	$310.7

	Six Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Revenue	$2,404.9	$2,814.8
Cost of revenue	2,313.3	2,683.0
Gross profit	$91.6	$131.8
Net income	$90.5	$127.7

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Pass through joint ventures	$16.0	$20.2
Other joint ventures	22.4	22.6
Total	$38.4	$42.8

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

The components of net periodic benefit cost other than the service cost component are included in other income (expense) in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended				Six Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$1.2	$0.3	$—	$0.2	$2.4	$0.6
Interest cost on projected benefit obligation	6.0	7.7	5.2	8.3	11.9	15.1	10.4	16.2
Expected return on plan assets	(6.9)	(9.8)	(7.8)	(11.1)	(13.7)	(19.3)	(15.7)	(21.8)
Amortization of prior service cost	—	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)
Amortization of net loss	0.9	1.1	1.0	2.2	1.8	2.1	2.0	4.2
Settlement loss recognized	0.1	—	—	0.1	0.1	0.1	—	0.2
Net periodic benefit cost	$0.1	$(1.0)	$(0.4)	$(0.3)	$0.1	$(1.9)	$(0.9)	$(0.7)

The total amounts of employer contributions paid for the six months ended March 31, 2019 were $4.9 million for U.S. plans and $14.9 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2019 are $9.4 million for U.S. plans and $12.4 million for non-U.S. plans.

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

7.              Debt

Debt consisted of the following:

	March 31, 2019	September 30, 2018
	(in millions)
2014 Credit Agreement	$1,669.0	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.9	247.9
Other debt	216.9	191.8
Total debt	3,933.8	3,673.5
Less: Current portion of debt and short-term borrowings	(158.3)	(143.1)
Less: Unamortized debt issuance costs	(41.9)	(46.7)
Long-term debt	$3,733.6	$3,483.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2019:

Fiscal Year
2019 (six months remaining)	$100.9
2020	104.9
2021	344.9
2022	310.1
2023	736.2
Thereafter	2,336.8
Total	$3,933.8

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the Company’s acquisition of URS Corporation (URS).

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

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.1 at March 31, 2019. The Company’s Consolidated Interest Coverage Ratio was 4.6 at March 31, 2019. As of March 31, 2019, the Company was in compliance with the covenants of the Credit Agreement.

At March 31, 2019 and September 30, 2018, outstanding standby letters of credit totaled $25.6 million and $28.7 million, respectively, under the Company’s revolving credit facilities. As of March 31, 2019 and September 30, 2018, the Company had $1,039.3 million and $1,321.3 million, respectively, available under its revolving credit facility.

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

As of March 31, 2019, the estimated fair value of the 2024 Notes was approximately $844.0 million. The fair value of the 2024 Notes as of March 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of March 31, 2019.

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

As of March 31, 2019, the estimated fair value of the 2017 Senior Notes was approximately $965.0 million. The fair value of the 2017 Senior Notes as of March 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest is payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2019.

URS Senior Notes

In connection with the acquisition of URS on October 17, 2014, the Company assumed the URS 3.85% Senior Notes due 2017 (2017 URS Senior Notes) and the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes), totaling $1.0 billion (URS Senior Notes). The URS acquisition triggered change in control provisions in the URS Senior Notes that allowed the holders of the URS Senior Notes to redeem their URS Senior Notes at a cash price equal to 101% of the principal amount and, accordingly, the Company redeemed $572.3 million of the URS Senior Notes on October 24, 2014. The remaining 2017 URS Senior Notes matured and were fully redeemed on April 3, 2017 for $179.2 million using proceeds from a $185 million delayed draw term loan A facility tranche under the Credit Agreement. The 2022 URS Senior Notes are general unsecured senior obligations of AECOM Global II, LLC as successor in interest to URS and are fully and unconditionally guaranteed on a joint-and-several basis by some former URS domestic subsidiary guarantors.

As of March 31, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $252.2 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of March 31, 2019 was $247.9 million. The fair value of the 2022 URS Senior Notes as of March 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of March 31, 2019, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2019 and September 30, 2018, these outstanding standby letters of credit totaled $486.3 million and $486.4 million, respectively. As of March 31, 2019, the Company had $499.1 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2019 and 2018 was 4.7% and 4.7%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2019 of $2.4 million and $4.8 million, respectively, and for the three and six months ended March 31, 2018 of $9.8 million and $12.6 million, respectively.

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

	March 31, 2019
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

	September 30, 2018
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Expiration Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 41.5 million (or $31.3 million) and AUD 65.2 million (or $49.1 million) at March 31, 2019 and September 30, 2018, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2019 and 2018.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to derivative instruments and were not material at March 31, 2019 or September 30, 2018.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2019 and 2018. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

During the year ended September 30, 2015, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay cash to the sellers if financial performance thresholds are achieved in the future. The fair value of the contingent consideration liability, net of amounts paid, as of March 31, 2019 and September 30, 2018 was $11 million and $11 million, respectively. This liability is a Level 3 fair value measurement recorded within other accrued liabilities, and was valued based on estimated future net cash flows. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.

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

Stock option activity for the six months ended March 31 was as follows:

	2019		2018
	Shares of stock under options	Weighted average exercise price	Shares of stock under options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.6	$31.62	0.7	$31.11
Options granted	—	—	—	—
Options exercised	—	—	(0.1)	27.79
Options forfeited or expired	(0.5)	31.62	—	—
Outstanding at March 31	0.1	31.62	0.6	31.62

Vested and expected to vest in the future as of March 31	0.1	$31.62	0.6	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $27.51 and $37.69 during the six months ended March 31, 2019 and 2018, respectively. The weighted average grant date fair value of restricted stock unit awards was $27.67 and $36.91 during the six months ended March 31, 2019 and 2018, respectively. Total compensation expense related to these share-based payments including stock options was $31.8 million and $37.2 million during the six months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2019 and September 30, 2018 was $109.0 million and $94.3 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.       Income Taxes

The Company’s effective tax rate was (8.7)% and 130.4% for the six months ended March 31, 2019 and 2018, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2019 was a $38.1 million benefit related to the release of a valuation allowance on foreign tax credits during the first quarter of fiscal 2019 and a $12.3 million benefit related to income tax credits and incentives, partially offset by state income tax expense of $7.4 million. These items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year, except for the benefit related to the release of the valuation allowance. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 24.5% and the Company’s effective tax rate for the six-month period ended March 31, 2018 were a $41.7 million net benefit related to one-time U.S. federal tax law changes, benefits of $36.0 million related to changes in uncertain tax positions primarily in the U.S. and Canada, and a benefit of $13.7 million related to income tax credits and incentives, partially offset by tax expense of $33.9 million related to the goodwill impairment charge, which was non-deductible for tax purposes.

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

During the second quarter of fiscal 2018, the Company recorded an income tax benefit of $26.2 million primarily as a result of a favorable settlement of uncertain tax positions in the U.S. related to R&D credits for tax years 2012, 2013 and 2014 and the remeasurement of its U.S. R&D credit uncertain tax positions for future years based on the favorable outcome of the examination.

During the first quarter of fiscal 2018, President Trump signed the Tax Act into law. The Tax Act reduced the Company’s U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on certain foreign sourced earnings, and eliminated or reduced certain deductions.

Other significant provisions included a base erosion anti-abuse tax (BEAT) on excessive amounts paid to foreign related parties and a minimum tax on global intangible low-taxed income (GILTI). The Company has made an accounting policy election to recognize the current tax impact of GILTI as a period cost and has included the impact in the estimated annual effective tax rate as of March 31, 2019.

Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. The Company completed its accounting for the tax effects of enactment of the Tax Act during the first quarter of fiscal 2019.

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

11.       Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2019, equity awards excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three and six months ended March 31, 2018 excludes 2.7 million and 3.3 million, respectively, of potential common shares due to their anti-dilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(in millions)
Denominator for basic earnings per share	156.6	159.5	156.5	158.7
Potential common shares	1.8	—	2.5	—
Denominator for diluted earnings per share	158.4	159.5	159.0	158.7

12.       Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	September 30, 2018
	(in millions)
Accrued salaries and benefits	$878.6	$1,035.9
Accrued contract costs	872.1	861.0
Other accrued expenses	384.4	370.1
	$2,135.1	$2,267.0

Accrued contract costs above include balances related to professional liability accruals of $468.3 million and $519.5 million as of March 31, 2019 and September 30, 2018, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2019 and September 30, 2018. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the six months ended March 31, 2019 and 2018. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $80 million to $90 million in fiscal 2019 primarily related to personnel and real estate costs. During the first half of fiscal 2019, the Company incurred restructuring expenses of $79.2 million, including personnel and other costs of $57.1 million and real estate costs of $22.1 million, of which $39.9 million was accrued and unpaid at March 31, 2019. The Company incurred $25.6 million of severance expenses relating to restructuring activities during the six months ended March 31, 2018.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at March 31, 2019. The entitlement resulted from pension costs that are reimbursable through government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The actual amount of reimbursement may vary from the Company’s expectation.

13.       Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2019 and 2018 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2018	$(197.0)	$(524.0)	$(5.1)	$(726.1)
Other comprehensive (loss) income before reclassification	(5.0)	22.5	(4.6)	12.9
Amounts reclassified from accumulated other comprehensive loss	1.6	—	0.6	2.2
Balances at March 31, 2019	$(200.4)	$(501.5)	$(9.1)	$(711.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(279.4)	$(425.2)	$0.4	$(704.2)
Other comprehensive (loss) income before reclassification	(18.8)	15.0	(1.6)	(5.4)
Amounts reclassified from accumulated other comprehensive loss	2.7	—	(0.1)	2.6
Balances at March 31, 2018	$(295.5)	$(410.2)	$(1.3)	$(707.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive (loss) income before reclassification	(1.2)	0.7	(11.4)	(11.9)
Amounts reclassified from accumulated other comprehensive loss	3.1	—	1.1	4.2
Balances at March 31, 2019	$(200.4)	$(501.5)	$(9.1)	$(711.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive (loss) income before reclassification	(18.8)	8.2	(1.1)	(11.7)
Amounts reclassified from accumulated other comprehensive loss	5.2	—	0.2	5.4
Balances at March 31, 2018	$(295.5)	$(410.2)	$(1.3)	$(707.0)

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

At March 31, 2019, the Company was contingently liable in the amount of approximately $511.9 million in issued standby letters of credit and $5.4 billion in issued surety bonds primarily to support project execution.

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

The Company’s investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company has an ongoing capital commitment to fund investments. At March 31, 2019, the Company had capital commitments of $35 million to the Fund over the next 10 years.

DOE Deactivation, Demolition, and Removal Project

Washington Group International, an Ohio company, the former name of one of the Company’s wholly-owned subsidiaries (AECOM E&C) executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues and remains uncompleted. In February 2011, AECOM E&C and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $106 million, requires AECOM E&C and the DOE to equally share in all project costs incurred from $106 million to $146 million, and requires AECOM E&C to pay all project costs exceeding $146 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, AECOM E&C has been required to perform work outside the scope of the Task Order Modification. In December 2014, AECOM E&C submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope. AECOM E&C has incurred additional project costs outside the scope of the contract as a result of differing site and ground conditions and intends to submit additional formal claims against the DOE.

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. AECOM E&C assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date AECOM acquired AECOM E&C’s parent company, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are completed and site restoration activities are nearing completion. AECOM E&C increased its receivable during the quarter ended June 30, 2018.

AECOM E&C can provide no certainty that it will recover the claims submitted against the DOE in December 2014, any future claims or any other project costs after December 2014 that AECOM E&C may be obligated to incur, which could have a material adverse effect on the Company’s results of operations.

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, a Nevada corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 1, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended cross-complaint against URS Corporation and AECOM in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. Subsequent discovery responses indicate that the design build contractor is seeking damages of $95 million. On May 4, 2018, the design build contractor dismissed its claims for negligent interference. On May 24, 2018, URS Corporation filed an $11.9 million second amended complaint in Superior Court against the design build contractor for its failure to pay for services performed under the design agreement.

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

New York Department of Environmental Conservation

The following separate matters pertain to government environmental allegations against one of the Company’s wholly-owned subsidiaries, AECOM USA, Inc.

•                  In September 2017, AECOM USA, Inc. was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc. cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government’s claims and any negotiations of a consent order or other resolution.

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

Illinois Power Generating Company

Advatech, LLC, a joint venture 60% owned by AECOM E&C executed a fixed-cost engineering, procurement and construction contract for a flue-gas-desulfurization system at a coal-fired power plant owned by Illinois Power Generating Company, a wholly-owned subsidiary of Dynegy, Inc. (Genco). On September 2, 2016, Genco terminated Advatech’s contract for convenience and Advatech subsequently submitted its final contractual invoice of approximately $81 million. Advatech filed and perfected a mechanics lien on the Genco power plant property on October 17, 2016. On December 9, 2016, Genco filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas and its plan of reorganization was approved by the Bankruptcy Court on January 25, 2017 (the Bankruptcy Plan). Advatech’s contractual invoice and mechanics lien were not extinguished per the terms of the Bankruptcy Plan and remain outstanding claims. On March 15, 2017, Advatech filed a demand for arbitration and on July 21, 2017 submitted a Statement of Claim seeking reimbursement of approximately $81 million for Genco’s breach of contract and failure to reimburse Advatech for all of the cost of work performed under the contract. Arbitration proceedings occurred in October 2018. On March 25, 2019, an interim award was issued ordering Genco to pay Advatech $41 million including pre-judgment interest through March 30, 2019, plus additional interest through the date of the final award and is expected to include an attorney fee award.

Refinery Turnaround Project

AECOM E&C entered an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana. The project was completed in February 2019. Due to circumstances outside of AECOM E&C’s control, including client directed  changes and delays and the refinery’s condition, AECOM E&C performed additional work outside of the original contract approximating $90 million for which AECOM E&C is pursuing recovery from the refinery owner. On March 26, 2019, the refinery owner sent a letter to AECOM E&C alleging it incurred substantial damages due to AECOM E&C’s project performance.  AECOM E&C filed and perfected a $132 million construction lien against the refinery owner in April 2019 for unpaid labor and materials costs.

AECOM E&C intends to vigorously prosecute and defend this matter; however, AECOM E&C cannot provide assurance that it will be successful in these efforts. The resolution of this matter and any potential range of loss in excess of any current accrual cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that AECOM E&C is continuing to assess.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)
Three Months Ended March 31, 2019:
Revenue	$2,100.8	$1,917.8	$1,019.9	$1.5	$—	$5,040.0
Gross profit	129.8	16.7	47.4	1.5	—	195.4
Equity in earnings of joint ventures	5.5	6.8	3.9	9.7	—	25.9
General and administrative expenses	—	—	—	(1.7)	(35.7)	(37.4)
Restructuring costs	—	—	—	—	(15.9)	(15.9)
Operating income	135.3	23.5	51.3	9.5	(51.6)	168.0

Gross profit as a % of revenue	6.2%	0.9%	4.6%	—	—	3.9%

Three Months Ended March 31, 2018:
Revenue	$2,004.7	$1,888.3	$897.9	$—	$—	$4,790.9
Gross profit (loss)	120.3	(13.3)	34.2	—	—	141.2
Equity in earnings of joint ventures	2.8	1.2	9.1	—	—	13.1
General and administrative expenses	—	—	—	(2.9)	(27.3)	(30.2)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Operating income (loss)	123.1	(180.3)	43.3	(2.9)	(27.3)	(44.1)

Gross profit (loss) as a % of revenue	6.0%	(0.7)%	3.8%	—	—	2.9%

Six Months Ended March 31, 2019:
Revenue	$4,130.5	$3,932.3	$2,009.3	$5.4	$—	$10,077.5
Gross profit	245.5	19.9	95.2	5.4	—	366.0
Equity in earnings of joint ventures	9.3	14.7	7.2	7.2	—	38.4
General and administrative expenses	—	—	—	(3.4)	(69.9)	(73.3)
Restructuring costs	—	—	—	—	(79.2)	(79.2)
Operating income	254.8	34.6	102.4	9.2	(149.1)	251.9

Gross profit as a % of revenue	5.9%	0.5%	4.7%	—	—	3.6%

Six Months Ended March 31, 2018:
Revenue	$3,946.6	$4,013.8	$1,741.3	$—	$—	$9,701.7
Gross profit	198.1	13.8	65.5	—	—	277.4
Equity in earnings of joint ventures	10.3	14.6	17.9	—	—	42.8
General and administrative expenses	—	—	—	(5.5)	(59.4)	(64.9)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Operating income (loss)	208.4	(139.8)	83.4	(5.5)	(59.4)	87.1

Gross profit as a % of revenue	5.0%	0.3%	3.8%	—	—	2.9%

Reportable Segments:	Design and Consulting Services	Construction Services	Management Services	AECOM Capital	Corporate	Total
	(in millions)

Reportable Segments:
Total assets
March 31, 2019	$7,127.8	$4,211.6	$2,683.2	$165.7	$548.7	$14,737.0
September 30, 2018	7,013.8	4,212.0	2,701.2	140.6	613.5	14,681.1

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

Condensed Consolidating Balance Sheets

(unaudited — in millions)

March 31, 2019

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$1.6	$283.9	$541.4	$—	$826.9
Accounts receivable and contract assets—net	—	2,653.6	3,059.2	—	5,712.8
Intercompany receivable	1,006.8	119.9	185.8	(1,312.5)	—
Prepaid expenses and other current assets	71.0	260.2	261.0	—	592.2
Current assets held for sale	—	—	55.0	—	55.0
Income taxes receivable	11.5	—	42.2	—	53.7
TOTAL CURRENT ASSETS	1,090.9	3,317.6	4,144.6	(1,312.5)	7,240.6
PROPERTY AND EQUIPMENT—NET	203.6	202.9	189.9	—	596.4
DEFERRED TAX ASSETS—NET	172.1	8.0	147.2	(163.6)	163.7
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,703.7	2,050.3	—	(8,754.0)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	7.6	39.3	291.5	—	338.4
GOODWILL	—	3,392.7	2,515.5	—	5,908.2
INTANGIBLE ASSETS—NET	—	195.4	81.8	—	277.2
OTHER NON-CURRENT ASSETS	35.5	44.8	132.2	—	212.5
TOTAL ASSETS	$8,213.4	$9,251.0	$7,502.7	$(10,230.1)	$14,737.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$18.4	$—	$30.0	$—	$48.4
Accounts payable	31.1	1,597.1	953.2	—	2,581.4
Accrued expenses and other current liabilities	62.5	920.6	1,152.0	—	2,135.1
Income taxes payable	15.2	—	21.1	—	36.3
Intercompany payable	111.1	868.1	553.0	(1,532.2)	—
Contract liabilities	—	313.8	648.3	—	962.1
Current liabilities held for sale	—	—	17.0	—	17.0
Current portion of long-term debt	43.5	14.6	51.8	—	109.9
TOTAL CURRENT LIABILITIES	281.8	3,714.2	3,426.4	(1,532.2)	5,890.2
OTHER LONG-TERM LIABILITIES	118.6	242.8	348.6	—	710.0
DEFERRED TAX LIABILITY—NET	—	63.0	108.9	(163.6)	8.3
NOTE PAYABLE INTERCOMPANY —NON CURRENT	811.7	—	498.6	(1,310.3)	—
LONG-TERM DEBT	2,902.4	292.2	539.0	—	3,733.6
TOTAL LIABILITIES	4,114.5	4,312.2	4,921.5	(3,006.1)	10,342.1
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,098.9	4,938.8	2,386.3	(7,224.0)	4,200.0
Noncontrolling interests	—	—	194.9	—	194.9
TOTAL STOCKHOLDERS’ EQUITY	4,098.9	4,938.8	2,581.2	(7,224.0)	4,394.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,213.4	$9,251.0	$7,502.7	$(10,230.1)	$14,737.0

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2018

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$22.0	$270.9	$593.8	$—	$886.7
Accounts receivable and contract assets—net	—	2,544.7	2,924.1	—	5,468.8
Intercompany receivable	951.1	84.9	157.9	(1,193.9)	—
Prepaid expenses and other current assets	52.9	331.6	200.7	—	585.2
Current assets held for sale	—	—	59.8	—	59.8
Income taxes receivable	84.6	—	42.2	—	126.8
TOTAL CURRENT ASSETS	1,110.6	3,232.1	3,978.5	(1,193.9)	7,127.3
PROPERTY AND EQUIPMENT—NET	202.6	217.3	194.2	—	614.1
DEFERRED TAX ASSETS—NET	134.0	—	150.0	(124.6)	159.4
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,364.1	1,912.0	—	(8,276.1)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	13.4	49.6	247.7	—	310.7
GOODWILL	—	3,392.7	2,528.4	—	5,921.1
INTANGIBLE ASSETS—NET	—	218.6	101.3	—	319.9
OTHER NON-CURRENT ASSETS	49.9	45.6	133.1	—	228.6
TOTAL ASSETS	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$8.4	$—	$—	$—	$8.4
Accounts payable	53.6	1,616.7	1,055.7	—	2,726.0
Accrued expenses and other current liabilities	58.8	1,035.6	1,172.7	—	2,267.1
Income taxes payable	10.4	—	29.4	—	39.8
Intercompany payable	105.5	830.8	416.9	(1,353.2)	—
Contract liabilities	1.5	316.1	613.8	—	931.4
Current liabilities held for sale	—	—	22.3	—	22.3
Current portion of long-term debt	43.3	27.0	64.4	—	134.7
TOTAL CURRENT LIABILITIES	281.5	3,826.2	3,375.2	(1,353.2)	6,129.7
OTHER LONG-TERM LIABILITIES	131.6	249.0	361.5	—	742.1
DEFERRED TAX LIABILITY—NET	—	63.1	108.9	(124.7)	47.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	800.9	—	487.5	(1,288.4)	—
LONG-TERM DEBT	2,627.8	291.4	564.5	—	3,483.7
TOTAL LIABILITIES	3,841.8	4,429.7	4,897.6	(2,766.3)	10,402.8
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,250.1	(6,828.3)	4,092.8
Noncontrolling interests	—	—	185.5	—	185.5
TOTAL STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,435.6	(6,828.3)	4,278.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,724.1	$2,342.1	$(26.2)	$5,040.0
Cost of revenue	—	2,604.6	2,266.2	(26.2)	4,844.6
Gross profit	—	119.5	75.9	—	195.4
Equity in earnings from subsidiaries	162.3	150.5	—	(312.8)	—
Equity in earnings of joint ventures	—	(7.6)	33.5	—	25.9
General and administrative expenses	(35.7)	—	(1.7)	—	(37.4)
Restructuring costs	(15.9)	—	—	—	(15.9)
Income from operations	110.7	262.4	107.7	(312.8)	168.0
Other income	1.1	12.5	5.1	(14.4)	4.3
Interest expense	(52.3)	(5.6)	(14.4)	14.4	(57.9)
Income before income tax (benefit) expense	59.5	269.3	98.4	(312.8)	114.4
Income tax (benefit) expense	(18.5)	23.3	16.1	—	20.9
Net income	78.0	246.0	82.3	(312.8)	93.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(15.6)	—	(15.6)
Net income attributable to AECOM	$78.0	$246.0	$66.7	$(312.8)	$77.9

	For the three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$2,690.7	$2,130.0	$(29.8)	$4,790.9
Cost of revenue	—	2,610.4	2,069.1	(29.8)	4,649.7
Gross profit	—	80.3	60.9	—	141.2
Equity in earnings from subsidiaries	(18.2)	(120.2)	—	138.4	—
Equity in earnings of joint ventures	—	6.8	6.3	—	13.1
General and administrative expenses	(27.3)	—	(2.9)	—	(30.2)
Impairment of assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Loss from operations	(45.5)	(33.1)	(103.9)	138.4	(44.1)
Other income	10.2	5.1	4.0	(6.8)	12.5
Interest expense	(93.0)	(4.3)	(10.0)	6.8	(100.5)
Loss before income tax (benefit) expense	(128.3)	(32.3)	(109.9)	138.4	(132.1)
Income tax (benefit) expense	(8.6)	(17.6)	1.8	—	(24.4)
Net loss	(119.7)	(14.7)	(111.7)	138.4	(107.7)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(12.0)	—	(12.0)
Net loss attributable to AECOM	$(119.7)	$(14.7)	$(123.7)	$138.4	$(119.7)

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the six months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$5,427.7	$4,696.9	$(47.1)	$10,077.5
Cost of revenue	—	5,206.0	4,552.6	(47.1)	9,711.5
Gross profit	—	221.7	144.3	—	366.0
Equity in earnings from subsidiaries	315.8	98.1	—	(413.9)	—
Equity in earnings of joint ventures	—	2.3	36.1	—	38.4
General and administrative expenses	(69.9)	—	(3.4)	—	(73.3)
Restructuring costs	(79.2)	—	—	—	(79.2)
Income from operations	166.7	322.1	177.0	(413.9)	251.9
Other income	2.3	24.4	8.9	(27.7)	7.9
Interest expense	(101.8)	(10.6)	(29.2)	27.7	(113.9)
Income before income tax (benefit) expense	67.2	335.9	156.7	(413.9)	145.9
Income tax (benefit) expense	(62.2)	29.1	20.4	—	(12.7)
Net income	129.4	306.8	136.3	(413.9)	158.6
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(29.2)	—	(29.2)
Net income attributable to AECOM	$129.4	$306.8	$107.1	$(413.9)	$129.4

	For the six months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$5,412.0	$4,331.5	$(41.8)	$9,701.7
Cost of revenue	—	5,218.2	4,247.9	(41.8)	9,424.3
Gross profit	—	193.8	83.6	—	277.4
Equity in earnings from subsidiaries	187.9	63.0	—	(250.9)	—
Equity in earnings of joint ventures	—	24.0	18.8	—	42.8
General and administrative expenses	(59.4)	—	(5.5)	—	(64.9)
Impairment of assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Income (loss) from operations	128.5	280.8	(71.3)	(250.9)	87.1
Other income	10.4	10.5	6.7	(12.8)	14.8
Interest expense	(145.3)	(8.9)	(15.3)	12.8	(156.7)
(Loss) income before income tax expense (benefit)	(6.4)	282.4	(79.9)	(250.9)	(54.8)
Income tax expense (benefit)	2.0	94.9	(168.4)	—	(71.5)
Net (loss) income	(8.4)	187.5	88.5	(250.9)	16.7
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(25.1)	—	(25.1)
Net (loss) income attributable to AECOM	$(8.4)	$187.5	$63.4	$(250.9)	$(8.4)

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$78.0	$246.0	$82.3	$(312.8)	$93.5
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivatives, net of tax	(1.7)	—	(2.4)	—	(4.1)
Foreign currency translation adjustments	—	—	22.8	—	22.8
Pension adjustments, net of tax	0.7	(1.2)	(2.9)	—	(3.4)
Other comprehensive (loss) income, net of tax	(1.0)	(1.2)	17.5	—	15.3
Comprehensive income, net of tax	77.0	244.8	99.8	(312.8)	108.8
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(15.8)	—	(15.8)
Comprehensive income attributable to AECOM, net of tax	$77.0	$244.8	$84.0	$(312.8)	$93.0

	For the three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(119.7)	$(14.7)	$(111.7)	$138.4	$(107.7)
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives, net of tax	(0.1)	—	(1.6)	—	(1.7)
Foreign currency translation adjustments	—	—	15.5	—	15.5
Pension adjustments, net of tax	0.7	—	(16.8)	—	(16.1)
Other comprehensive income (loss), net of tax	0.6	—	(2.9)	—	(2.3)
Comprehensive loss, net of tax	(119.1)	(14.7)	(114.6)	138.4	(110.0)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(12.6)	—	(12.6)
Comprehensive loss attributable to AECOM, net of tax	$(119.1)	$(14.7)	$(127.2)	$138.4	$(122.6)

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the six months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$129.4	$306.8	$136.3	$(413.9)	$158.6
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives, net of tax	(4.1)	—	(6.3)	—	(10.4)
Foreign currency translation adjustments	—	—	1.0	—	1.0
Pension adjustments, net of tax	1.4	(1.2)	1.7	—	1.9
Other comprehensive loss, net of tax	(2.7)	(1.2)	(3.6)	—	(7.5)
Comprehensive income, net of tax	126.7	305.6	132.7	(413.9)	151.1
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(29.4)	—	(29.4)
Comprehensive income attributable to AECOM, net of tax	$126.7	$305.6	$103.3	$(413.9)	$121.7

	For the six months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(8.4)	$187.5	$88.5	$(250.9)	$16.7
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	0.6	—	(1.5)	—	(0.9)
Foreign currency translation adjustments	—	—	9.5	—	9.5
Pension adjustments, net of tax	1.5	—	(15.1)	—	(13.6)
Other comprehensive income (loss), net of tax	2.1	—	(7.1)	—	(5.0)
Comprehensive (loss) income, net of tax	(6.3)	187.5	81.4	(250.9)	11.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(26.5)	—	(26.5)
Comprehensive (loss) income attributable to AECOM, net of tax	$(6.3)	$187.5	$54.9	$(250.9)	$(14.8)

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the six months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(47.1)	$120.3	$(166.1)	$—	$(92.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in unconsolidated joint ventures	(1.9)	(9.3)	(52.1)	—	(63.3)
Net proceeds from sale of investment securities	—	—	2.4	—	2.4
Payments for capital expenditures, net of disposals	(20.5)	(11.3)	(12.6)	—	(44.4)
Net investment in intercompany notes	(40.8)	(22.0)	(19.3)	82.1	—
Other intercompany investing activities	(131.9)	(62.5)	—	194.4	—
Net cash used in investing activities	(195.1)	(105.1)	(81.6)	276.5	(105.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,426.4	—	77.8	—	4,504.2
Repayments of borrowings under credit agreements	(4,167.2)	(21.2)	(80.7)	—	(4,269.1)
Cash paid for debt and equity issuance costs	(0.1)	—	—	—	(0.1)
Proceeds from issuance of common stock	14.5	—	—	—	14.5
Payments to repurchase common stock	(82.6)	—	—	—	(82.6)
Net distributions to noncontrolling interests	—	—	(36.0)	—	(36.0)
Other financing activities	19.4	(19.1)	7.4	—	7.7
Net borrowings on intercompany notes	11.4	19.5	51.2	(82.1)	—
Other intercompany financing activities	—	18.6	175.8	(194.4)	—
Net cash provided by (used in) financing activities	221.8	(2.2)	195.5	(276.5)	138.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(0.2)	—	(0.2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20.4)	13.0	(52.4)	—	(59.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22.0	270.9	593.8	—	886.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.6	$283.9	$541.4	$—	$826.9

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the six months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(149.6)	$121.0	$199.4	$—	$170.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Net investment in unconsolidated joint ventures	(3.7)	(9.3)	(42.6)	—	(55.6)
Proceeds from sale of investments	—	—	0.2	—	0.2
Payments for capital expenditures, net of disposals	(6.7)	(26.6)	(8.9)	—	(42.2)
Net investment in intercompany notes	(1.7)	(611.1)	(61.9)	674.7	—
Other intercompany investing activities	5.9	627.3	—	(633.2)	—
Net cash used in investing activities	(6.2)	(19.7)	(103.4)	41.5	(87.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,049.0	—	664.4	—	5,713.4
Repayments of borrowings under credit agreements	(4,743.9)	(9.5)	(83.1)	—	(4,836.5)
Redemption of unsecured senior notes	(800.0)	—	—	—	(800.0)
Prepayment premium on redemption of unsecured senior notes	(34.5)	—	—	—	(34.5)
Cash paid for debt issuance costs	(10.4)	—	—	—	(10.4)
Proceeds from issuance of common stock	15.5	—	—	—	15.5
Proceeds from exercise of stock options	3.2	—	—	—	3.2
Payments to repurchase common stock	(27.2)	—	—	—	(27.2)
Net distributions to noncontrolling interests	—	—	(24.1)	—	(24.1)
Other financing activities	6.2	(48.0)	18.1	—	(23.7)
Net borrowings (repayments) on intercompany notes	669.9	(16.7)	21.5	(674.7)	—
Other intercompany financing activities	—	(19.7)	(613.5)	633.2	—
Net cash provided by (used in) financing activities	127.8	(93.9)	(16.7)	(41.5)	(24.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	6.1	—	6.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28.0)	7.4	85.4	—	64.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	254.9	514.9	—	802.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4.6	$262.3	$600.3	$—	$867.2

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business and operations, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future non-core oil and gas asset sales and restructuring costs; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our ACAP segment invests in real estate projects. ACAP typically partners with investors and experienced developers as co-general partners. In addition, ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects.

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

As part of our capital allocation commitments, we repurchased common stock under our $1 billion authorization and we intend to deploy future free cash flow towards debt reduction and stock repurchases.

In March 2018, President Trump signed proclamations to impose tariffs on steel and aluminum imports per the U.S. Trade Expansion Act of 1962, increasing the price for steel and aluminum in the United States, which could impact client spending and affect the profitability of our fixed-price construction projects.

We expect to sell remaining non-core oil and gas assets in North America from our Construction Services business segment within the next quarter.

We expect to exit the fixed-price combined cycle gas power plant construction and non-core Oil & Gas markets. We no longer expect to pursue at-risk construction opportunities internationally and will continue to review our remaining at-risk construction exposure. We expect to incur approximately $80 million to $90 million in restructuring costs in fiscal 2019, and we expect to evaluate our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

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

Results of Operations

Three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$5,040.0	$4,790.9	$249.1	5.2%	$10,077.5	$9,701.7	$375.8	3.9%
Cost of revenue	4,844.6	4,649.7	194.9	4.2	9,711.5	9,424.3	287.2	3.0
Gross profit	195.4	141.2	54.2	38.4	366.0	277.4	88.6	31.9
Equity in earnings of joint ventures	25.9	13.1	12.8	97.7	38.4	42.8	(4.4)	(10.3)
General and administrative expenses	(37.4)	(30.2)	(7.2)	23.8	(73.3)	(64.9)	(8.4)	12.9
Restructuring costs	(15.9)	—	(15.9)	NM*	(79.2)	—	(79.2)	NM*
Impairment of assets held for sale, including goodwill	—	(168.2)	168.2	(100.0)	—	(168.2)	168.2	(100.0)
Income (loss) from operations	168.0	(44.1)	212.1	(481.0)	251.9	87.1	164.8	189.2
Other income	4.3	12.5	(8.2)	(65.6)	7.9	14.8	(6.9)	(46.6)
Interest expense	(57.9)	(100.5)	42.6	(42.4)	(113.9)	(156.7)	42.8	(27.3)
Income (loss) before income tax expense (benefit)	114.4	(132.1)	246.5	(186.6)	145.9	(54.8)	200.7	(366.2)
Income tax expense (benefit)	20.9	(24.4)	45.3	(185.7)	(12.7)	(71.5)	58.8	(82.2)
Net income (loss)	93.5	(107.7)	201.2	(186.8)	158.6	16.7	141.9	849.7
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(15.6)	(12.0)	(3.6)	30.0	(29.2)	(25.1)	(4.1)	16.3
Net income (loss) attributable to AECOM	$77.9	$(119.7)	$197.6	(165.1)%	$129.4	$(8.4)	$137.8	(1640.5)%

* NM — Not Meaningful

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	96.1	97.1	96.4	97.1
Gross profit	3.9	2.9	3.6	2.9
Equity in earnings of joint ventures	0.5	0.3	0.4	0.4
General and administrative expenses	(0.8)	(0.6)	(0.7)	(0.7)
Restructuring costs	(0.3)	0.0	(0.8)	0.0
Impairment of assets held for sale, including goodwill	0.0	(3.5)	0.0	(1.7)
Income (loss) from operations	3.3	(0.9)	2.5	0.9
Other income	0.1	0.3	0.1	0.2
Interest expense	(1.1)	(2.2)	(1.2)	(1.7)
Income (loss) before income tax expense (benefit)	2.3	(2.8)	1.4	(0.6)
Income tax expense (benefit)	0.4	(0.6)	(0.2)	(0.8)
Net income (loss)	1.9	(2.2)	1.6	0.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.3)	(0.3)	(0.3)
Net income (loss) attributable to AECOM	1.5%	(2.5)%	1.3%	(0.1)%

Revenue

Our revenue for the three months ended March 31, 2019 increased $249.1 million, or 5.2%, to $5,040.0 million as compared to $4,790.9 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2019 increased $375.8 million, or 3.9%, to $10,077.5 million as compared to $9,701.7 million for the corresponding period last year.

The increase in revenue for the three months ended March 31, 2019 was primarily attributable to an increase in our DCS segment of $96.1 million, an increase in our CS segment of $29.5 million, an increase in our MS segment of $122.0 million, and an increase in our ACAP segment of $1.5 million, as discussed further below.

The increase in revenue for the six months ended March 31, 2019 was primarily attributable to an increase in our DCS segment of $183.9 million, a decrease in our CS segment of $81.5 million, an increase in our MS segment of $268.0 million, and an increase in our ACAP segment of $5.4 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the three months ended March 31, 2019 and 2018 were $2.6 billion and $2.4 billion, respectively. Subcontractor and other direct costs for the six months ended March 31, 2019 and 2018 were $5.3 billion and $5.1 billion, respectively. Subcontractor costs and other direct costs, as a percentage of revenue, remained relatively flat at 52% during the three months ended March 31, 2019 compared with 51% during the three months ended March 31, 2018. Subcontractor costs and other direct costs, as a percentage of revenue, remained flat at 52% during the six months ended March 31, 2019 and the six months ended March 31, 2018.

Gross Profit

Our gross profit for the three months ended March 31, 2019 increased $54.2 million, or 38.4%, to $195.4 million as compared to $141.2 million for the corresponding period last year. For the three months ended March 31, 2019, gross profit, as a percentage of revenue, increased to 3.9% from 2.9% in the three months ended March 31, 2018.

Our gross profit for the six months ended March 31, 2019 increased $88.6 million, or 31.9%, to $366.0 million as compared to $277.4 million for the corresponding period last year. For the six months ended March 31, 2019, gross profit, as a percentage of revenue, increased to 3.6% from 2.9% in the six months ended March 31, 2018.

Gross profit changes were due to the reasons noted in DCS, CS and MS reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2019 was $25.9 million as compared to $13.1 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2019 was $38.4 million as compared to $42.8 million in the corresponding period last year.

The increase in equity in earnings of joint ventures for the three months ended March 31, 2019 was due primarily to a gain from the sale of a property in the U.S. within our ACAP segment.

The decrease in equity in earnings of joint ventures for the six months ended March 31, 2019 was due primarily to decreases in various joint ventures in our MS segment and a decrease in volume in storm recovery activity in a joint venture in our DCS segment, offset by the gain on sale of property discussed above.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2019 increased $7.2 million, or 23.8%, to $37.4 million as compared to $30.2 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.8% and 0.6% for the three months ended March 31, 2019 and 2018, respectively.

Our general and administrative expenses for the six months ended March 31, 2019 increased $8.4 million, or 12.9%, to $73.3 million as compared to $64.9 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.7% and 0.7% for the six months ended March 31, 2019 and 2018, respectively.

These increases in general and administrative expenses were due to transaction related expenses and foreign exchange.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. We expect to incur restructuring costs of $80 million to $90 million in fiscal 2019 primarily related to personnel and real estate costs. During the first half of fiscal

2019, we incurred restructuring expenses of $79.2 million. We expect to achieve approximately $225 million of annual cost savings, which is expected to contribute to $85 million of cost savings in fiscal 2019.

Impairment of Assets Held for Sale, Including Goodwill

Impairment of assets held for sale, including goodwill, was $168.2 million for the three and six months ended March 31, 2018.  The loss was due to the anticipated disposition of certain non-core oil and gas businesses in North America from our CS segment. The anticipated disposition resulted in a remeasurement of the assets held for sale, which were recorded at their estimated fair values less costs to sell. Included in the impairment of assets held for sale was a goodwill impairment charge of $125.4 million. We did not incur an impairment charge during the three and six months ended March 31, 2019.

Other Income

Our other income for the three months ended March 31, 2019 decreased to $4.3 million from $12.5 million for the corresponding period last year.

Our other income for the six months ended March 31, 2019 decreased to $7.9 million from $14.8 million for the corresponding period last year.

Other income is primarily comprised of interest income. The decreases were primarily due to a gain recorded in the quarter ended March 31, 2018 from a foreign exchange forward contract entered into as part of the refinance of our credit agreement.

Interest Expense

Our interest expense for the three months ended March 31, 2019 decreased to $57.9 million as compared to $100.5 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2019 decreased to $113.9 million as compared to $156.7 million for the corresponding period last year.

The decrease in interest expense was primarily due to a $34.5 million prepayment premium paid on our $800 million unsecured 5.750% Senior Notes due 2022 that was incurred during the quarter ended March 31, 2018 and did not repeat in 2019.

Income Tax Expense (Benefit)

Our income tax expense for the three months ended March 31, 2019 was $20.9 million as compared to an income tax benefit of $24.4 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to a $26.2 million tax benefit related to changes in uncertain tax positions primarily in the U.S. recorded during the second quarter of fiscal 2018, and the tax impacts of an increase in overall pre-tax income of $246.5 million, partially offset by tax expense of $33.9 million related to a goodwill impairment charge in the second quarter of 2018, which was non-deductible for tax purposes.

Our income tax benefit for the six months ended March 31, 2019 was $12.7 million as compared to $71.5 million in the corresponding period last year. The decrease in tax benefit for the current period compared to the corresponding period last year is due primarily to a greater tax benefit from accounting for the tax impacts of the Tax Cuts and Jobs Act (Tax Act) and benefits related to changes in uncertain tax positions in the first quarter of fiscal 2018 as compared to the benefit recorded in the first quarter of fiscal 2019 related to releasing a valuation allowance as a result of final regulations related to the Tax Act.

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

During the second quarter of fiscal 2018, we recorded an income tax benefit of $26.2 million primarily as a result of a favorable settlement of uncertain tax positions in the U.S. related to R&D credits for tax years 2012, 2013 and 2014 and the remeasurement of our U.S. R&D credit uncertain tax positions for future years based on the favorable outcome of the examination.

During the first quarter of fiscal 2018, President Trump signed the Tax Act into law. The Tax Act reduced our U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on certain foreign sourced earnings, and eliminated or reduced certain deductions.

In the first quarter of fiscal 2018, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was a $36.1 million tax benefit. In addition, we released the deferred tax liability and recorded a tax benefit related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $77.0 million and accrued current tax on these earnings as part of the one-time transition tax.

Also during the first quarter of fiscal 2018, we recorded a provisional amount for the one-time transition tax liability for our foreign subsidiaries resulting in an increase in income tax expense of $71.4 million. During the first quarter of fiscal 2019, we completed our calculation of the total foreign earnings and profits of our foreign subsidiaries and recorded a tax benefit of $1.5 million.

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

Net Income (Loss) Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $77.9 million and $129.4 million for the three and six months ended March 31, 2019, respectively, as compared to net loss attributable to AECOM of $119.7 million and $8.4 million for the three and six months ended March 31, 2018, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$2,100.8	$2,004.7	$96.1	4.8%	$4,130.5	$3,946.6	$183.9	4.7%
Cost of revenue	1,971.0	1,884.4	86.6	4.6	3,885.0	3,748.5	136.5	3.6
Gross profit	$129.8	$120.3	$9.5	7.9%	$245.5	$198.1	$47.4	23.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.8	94.0	94.1	95.0
Gross profit	6.2%	6.0%	5.9%	5.0%

Revenue

Revenue for our DCS segment for the three months ended March 31, 2019 increased $96.1 million, or 4.8%, to $2,100.8 million as compared to $2,004.7 million for the corresponding period last year.

Revenue for our DCS segment for the six months ended March 31, 2019 increased $183.9 million, or 4.7%, to $4,130.5 million as compared to $3,946.6 million for the corresponding period last year.

The increase in revenue for the three months ended March 31, 2019 was primarily attributable to an increase in the Americas of $120 million, largely due to increased work performed on a residential housing storm disaster relief program and in our transportation market sector, offset by the impact of foreign exchange.

The increase in revenue for the six months ended March 31, 2019 was primarily attributable to an increase in the Americas of $230 million, largely due to increased work performed on a residential housing storm disaster relief program and in our transportation market sector, offset by the impact of foreign exchange.

Gross Profit

Gross profit for our DCS segment for the three months ended March 31, 2019 increased $9.5 million, or 7.9%, to $129.8 million as compared to $120.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.2% of revenue for the three months ended March 31, 2019 from 6.0% in the corresponding period last year.

Gross profit for our DCS segment for the six months ended March 31, 2019 increased $47.4 million, or 23.9%, to $245.5 million as compared to $198.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.9% of revenue for the six months ended March 31, 2019 from 5.0% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three months ended March 31, 2019 were primarily due to increased revenues in the Americas, including the residential housing storm disaster relief program and transportation increase discussed above.

The increases in gross profit and gross profit as a percentage of revenue for the six months ended March 31, 2019 were primarily due to increased revenues in the Americas, including the residential housing storm disaster relief program and transportation increase discussed above. Additionally, we have benefitted from reduced costs as a result of our recent restructuring activities.

Construction Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$1,917.8	$1,888.3	$29.5	1.6%	$3,932.3	$4,013.8	$(81.5)	(2.0)%
Cost of revenue	1,901.1	1,901.6	(0.5)	0.0	3,912.4	4,000.0	(87.6)	(2.2)
Gross profit	$16.7	$(13.3)	$30.0	(225.6)%	$19.9	$13.8	$6.1	44.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	99.1	100.7	99.5	99.7
Gross profit	0.9%	(0.7)%	0.5%	0.3%

Revenue

Revenue for our CS segment for the three months ended March 31, 2019 increased $29.5 million, or 1.6%, to $1,917.8 million as compared to $1,888.3 million for the corresponding period last year.

Revenue for our CS segment for the six months ended March 31, 2019 decreased $81.5 million, or 2.0%, to $3,932.3 million as compared to $4,013.8 million for the corresponding period last year.

The increase in revenue for the three months ended March 31, 2019 was primarily attributable to approximately $50 million of increased revenue from our oil and gas business in the U.S.

The decrease in revenue for the six months ended March 31, 2019 was primarily attributable to approximately $70 million in decreased revenue from our power business and approximately $170 million in decreased revenue from the construction of residential high-rise buildings in the city of New York and sports arenas in the U.S. in our building construction business. These decreases were partially offset by approximately $150 million of increased revenue from our oil and gas business in the U.S.

Gross Profit

Gross profit for our CS segment for the three months ended March 31, 2019 increased $30.0 million, or 225.6%, to $16.7 million as compared to $(13.3) million for the corresponding period last year. As a percentage of revenue, gross profit increased to 0.9% of revenue for the three months ended March 31, 2019 from (0.7)% in the corresponding period last year.

Gross profit for our CS segment for the six months ended March 31, 2019 increased $6.1 million, or 44.2%, to $19.9 million as compared to $13.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 0.5% of revenue for the six months ended March 31, 2019 from 0.3% in the corresponding period last year.

The increase in gross profit for the three months ended March 31, 2019 was primarily due to increased profitability in our oil and gas business in North America.

The increase in gross profit for the six months ended March 31, 2019 was primarily due to increased profitability in the oil and gas business in North America and our building construction business. This increase was partially offset by a benefit from project performance on a power contract in the United States in the three months ended December 31, 2017 that did not repeat in the current period.

Management Services

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$1,019.9	$897.9	$122.0	13.6%	$2,009.3	$1,741.3	$268.0	15.4%
Cost of revenue	972.5	863.7	108.8	12.6	1,914.1	1,675.8	238.3	14.2
Gross profit	$47.4	$34.2	$13.2	38.6%	$95.2	$65.5	$29.7	45.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.4	96.2	95.3	96.2
Gross profit	4.6%	3.8%	4.7%	3.8%

Revenue

Revenue for our MS segment for the three months ended March 31, 2019 increased $122.0 million, or 13.6%, to $1,019.9 million as compared to $897.9 million for the corresponding period last year.

Revenue for our MS segment for the six months ended March 31, 2019 increased $268.0 million, or 15.4%, to $2,009.3 million as compared to $1,741.3 million for the corresponding period last year.

The increase in revenue for the three and six months ended March 31, 2019 was primarily due to a project with the Department of Defense.

Gross Profit

Gross profit for our MS segment for the three months ended March 31, 2019 increased $13.2 million, or 38.6%, to $47.4 million as compared to $34.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.6% of revenue for the three months ended March 31, 2019 from 3.8% in the corresponding period last year.

Gross profit for our MS segment for the six months ended March 31, 2019 increased $29.7 million, or 45.3%, to $95.2 million as compared to $65.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.7% of revenue for the six months ended March 31, 2019 from 3.8% in the corresponding period last year.

The increase in gross profit for the three and six months ended March 31, 2019 was primarily due to the increased revenue from the project with the Department of Defense discussed above.

AECOM Capital

	Three Months Ended					Six Months Ended
	March 31,	March 31,	Change			March 31,	March 31,	Change
	2019	2018	$	%		2019	2018	$	%
	(in millions)
Revenue	$1.5	$—	$1.5	NM	*	$5.4	$—	$5.4	NM	*
Equity in earnings of joint ventures	9.7	—	9.7	NM	*	7.2	—	7.2	NM	*
General and administrative expenses	(1.7)	(2.9)	1.2	(41.4)%		(3.4)	(5.5)	2.1	(38.2)%

* NM — Not Meaningful

Equity in earnings of joint ventures included a gain on the sale of a property.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We sold non-core oil and gas assets in fiscal 2018 and we expect to sell additional non-core oil and gas assets within the next quarter. We expect to spend approximately $60 to $70 million in restructuring costs in fiscal 2019, and we also expect to evaluate our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2019, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At March 31, 2019, cash and cash equivalents were $826.9 million, a decrease of $59.8 million, or 6.7%, from $886.7 million at September 30, 2018. The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities, investments in unconsolidated joint ventures and repurchases of common stock, partially offset by net borrowings under our credit agreement.

Net cash used in operating activities was $92.9 million for the six months ended March 31, 2019, compared with net cash provided of $170.8 million for the six months ended March 31, 2018. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the six months ended March 31, 2019 provided a net benefit of $0.3 million as compared to $28.9 million during the six months ended March 31, 2018. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $105.3 million for the six months ended March 31, 2019, as compared to $87.8 million for the six months ended March 31, 2018. This increase in cash used was primarily attributable to an increase in investments in unconsolidated joint ventures of $11.3 million in our civil construction and ACAP businesses.

Net cash provided by financing activities was $138.6 million for the six months ended March 31, 2019 as compared to net cash used of $24.3 million for the six months ended March 31, 2018. This change was primarily attributable to an increase in net borrowings under our credit agreements, partially offset by repurchases of common stock.

Working Capital

Working capital, or current assets less current liabilities, increased $352.8 million, or 35.4%, to $1,350.4 million at March 31, 2019 from $997.6 million at September 30, 2018. Net accounts receivable and contract assets, net of contract liabilities, increased to $4,750.7 at March 31, 2019 from $4,537.4 million at September 30, 2018. Working capital increased primarily due to ongoing storm recovery work in the U.S. Virgin Islands.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 86 days at March 31, 2019 compared to 78 days at September 30, 2018.

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

Debt

Debt consisted of the following:

	March 31, 2019	September 30, 2018
	(in millions)
2014 Credit Agreement	$1,669.0	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	247.9	247.9
Other debt	216.9	191.8
Total debt	3,933.8	3,673.5
Less: Current portion of debt and short-term borrowings	(158.3)	(143.1)
Less: Unamortized debt issuance costs	(41.9)	(46.7)
Long-term debt	$3,733.6	$3,483.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2019:

Fiscal Year
2019 (six months remaining)	$100.9
2020	104.9
2021	344.9
2022	310.1
2023	736.2
Thereafter	2,336.8
Total	$3,933.8

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

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.1 at March 31, 2019. Our Consolidated Interest Coverage Ratio was 4.6 at March 31, 2019. As of March 31, 2019, we were in compliance with the covenants of the Credit Agreement.

At March 31, 2019 and September 30, 2018, outstanding standby letters of credit totaled $25.6 million and $28.7 million, respectively, under our revolving credit facilities. As of March 31, 2019 and September 30, 2018, we had $1,039.3 million and $1,321.3 million, respectively, available under our revolving credit facility.

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

As of March 31, 2019, the estimated fair value of the 2024 Notes was approximately $844.0 million. The fair value of the 2024 Notes as of March 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

We were in compliance with the covenants relating to the 2024 Notes as of March 31, 2019.

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

As of March 31, 2019, the estimated fair value of the 2017 Senior Notes was approximately $965.0 million. The fair value of the 2017 Senior Notes as of March 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2019.

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

As of March 31, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $252.2 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of March 31, 2019 was $247.9 million. The fair value of the 2022 URS Senior Notes as of March 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of March 31, 2019, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2019 and September 30, 2018, these outstanding standby letters of credit totaled $486.3 million and $486.4 million, respectively. As of March 31, 2019, we had $499.1 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2019 and 2018 was 4.7% and 4.7%, respectively.

Interest expense in the consolidated statement of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2019 of $2.4 million and $4.8 million, respectively, and for the three and six months ended March 31, 2018 of $9.8 million and $12.6 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2019, there was approximately $511.9 million outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2019, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $376.5 million. The total amounts of employer contributions paid for the six months ended March 31, 2019 were $4.9 million for U.S. plans and $14.9 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2019, we had $1,669.0 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the six months ended March 31, 2019, our weighted average floating rate borrowings were $2,188.2 million, or $1,543.4 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2019 would have increased by $7.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2019 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A United States federal government shutdown could result in payment delays and reduced demand for our services that may have a material impact on our results of operation and financial condition.

The partial shutdown of the U.S. federal government in 2018 resulted in federal payment delays that have negatively impacted our operational cash flow. In addition, we have incurred payment delays supporting the storm recovery work in the U.S. Virgin Islands. Another U.S. federal government shutdown of similar or greater duration could significantly reduce demand for our services, delay payment and result in workforce reductions that may have a material adverse effect on our results of operation and financial condition. Moreover, a prolonged government shutdown could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. federal government’s ability to effectively process and our ability to perform on our U.S. government contracts and successfully compete for new work.

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

We had approximately $3.9 billion of indebtedness (excluding intercompany indebtedness) outstanding as of March 31, 2019, of which $1.9 billion was secured obligations (exclusive of $25.6 million of outstanding undrawn letters of credit) and we have an additional $1.0 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the six months ended March 31, 2019 by $7.7 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (half of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. Although the Bipartisan Budget Act of 2013, and the subsequent Balanced Budget Acts of 2015 and 2018 have provided sequester relief until the end of fiscal year 2019, the Budget Control Act of 2011 remains in place, extended through 2027 and absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from fiscal 2020 through fiscal 2027. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

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

Cybersecurity threats, information technology systems outages and data privacy incidents could adversely harm our business.

We develop, install and maintain information technology systems for our clients and employees. We may experience errors, outages, or delays of service in our information technology systems, which could significantly disrupt our operations, impact our clients and employees, damage our reputation, and result in litigation and regulatory fines or penalties. Client contracts for the performance of information technology services, primarily with the federal government, as well as various privacy and securities laws pertaining to client and employee usage, require us to manage and protect sensitive and proprietary information. For example, the European’s Union General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. In addition, the California Consumer Privacy Act takes effect in January 2020, increasing the penalties for data privacy incidents.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of March 31, 2019 and September 30, 2018, we were contingently liable for $5.4 billion and $5.3 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $511.9 million and $515.1 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

At March 31, 2019, our contracted backlog was approximately $23.6 billion, our awarded backlog was approximately $35.0 billion and our unconsolidated joint venture backlog was approximately $2.4 billion for a total backlog of $61.0 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $22.9 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.7 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. A summary of the repurchase activity for the three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 — 31, 2019	1,090,840	$27.50	1,090,840	$790,000,000
February 1 — 28, 2019	—	—	—	790,000,000
March 1 — 31, 2019	—	—	—	790,000,000
Total	1,090,840	$27.50	1,090,840

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

Item 6.  Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

10.1#	Amended and Restated Employee Stock Purchase Plan	DEF 14A	Annex A	1/23/2019

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

# Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 8, 2019	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer