Form 10-Q
period 2019-06-28
AECOM
filed 2019-08-07
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-52423

AECOM

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1088522
State or Other Jurisdiction Of Incorporation or Organization	I.R.S. Employer Identification Number

1999 Avenue of the Stars, Suite 2600
Los Angeles, California	90067
Address of Principal Executive Offices	Zip Code

(213) 593-8000

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ACM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 31, 2019, 157,726,729 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	September 30,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$592,784	$642,168
Cash in consolidated joint ventures	200,783	244,565
Total cash and cash equivalents	793,567	886,733
Accounts receivable—net	3,373,361	3,307,851
Contract assets	2,454,757	2,160,970
Prepaid expenses and other current assets	607,511	585,152
Current assets held for sale	—	59,800
Income taxes receivable	42,629	126,816
TOTAL CURRENT ASSETS	7,271,825	7,127,322
PROPERTY AND EQUIPMENT—NET	603,480	614,062
DEFERRED TAX ASSETS—NET	160,289	159,396
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	391,520	310,661
GOODWILL	5,906,484	5,921,116
INTANGIBLE ASSETS—NET	255,213	319,892
OTHER NON-CURRENT ASSETS	206,401	228,682
TOTAL ASSETS	$14,795,212	$14,681,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$44,886	$8,353
Accounts payable	2,609,905	2,726,047
Accrued expenses and other current liabilities	2,157,870	2,267,046
Income taxes payable	43,351	39,802
Contract liabilities	969,944	931,431
Current liabilities held for sale	—	22,300
Current portion of long-term debt	114,749	134,698
TOTAL CURRENT LIABILITIES	5,940,705	6,129,677
OTHER LONG-TERM LIABILITIES	326,588	329,457
DEFERRED TAX LIABILITY—NET	5,168	47,273
PENSION BENEFIT OBLIGATIONS	372,448	412,604
LONG-TERM DEBT	3,653,291	3,483,746
TOTAL LIABILITIES	10,298,200	10,402,757

COMMITMENTS AND CONTINGENCIES (Note 14)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2019 and September 30, 2018; issued and outstanding 157,659,181 and 156,983,356 shares as of June 30, 2019 and September 30, 2018, respectively	1,577	1,570
Additional paid-in capital	3,930,999	3,846,392
Accumulated other comprehensive loss	(718,396)	(703,330)
Retained earnings	1,088,824	948,148
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,303,004	4,092,780
Noncontrolling interests	194,008	185,594
TOTAL STOCKHOLDERS’ EQUITY	4,497,012	4,278,374
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,795,212	$14,681,131

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$4,980,204	$5,147,920	$15,057,721	$14,849,662
Cost of revenue	4,770,960	4,962,741	14,482,502	14,387,059
Gross profit	209,244	185,179	575,219	462,603

Equity in earnings of joint ventures	28,563	12,863	67,030	55,621
General and administrative expenses	(37,534)	(35,159)	(110,867)	(100,046)
Restructuring costs	—	—	(79,170)	—
Loss on disposal activities	(7,404)	(2,149)	(7,404)	(2,149)
Impairment of assets held for sale, including goodwill	—	—	—	(168,178)
Income from operations	192,869	160,734	444,808	247,851

Other income	4,886	2,752	12,749	17,542
Interest expense	(55,764)	(55,213)	(169,618)	(211,955)
Income before income tax expense (benefit)	141,991	108,273	287,939	53,438

Income tax expense (benefit)	36,603	33,131	23,946	(38,362)
Net income	105,388	75,142	263,993	91,800
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(21,650)	(14,232)	(50,891)	(39,309)
Net income attributable to AECOM	$83,738	$60,910	$213,102	$52,491

Net income attributable to AECOM per share:
Basic	$0.53	$0.38	$1.36	$0.33
Diluted	$0.52	$0.37	$1.34	$0.32

Weighted average shares outstanding:
Basic	157,429	160,395	156,822	159,266
Diluted	159,787	163,213	159,269	162,426

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net income	$105,388	$75,142	$263,993	$91,800

Other comprehensive loss, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(3,570)	626	(13,926)	(214)
Foreign currency translation adjustments	(6,073)	(67,255)	(5,108)	(57,742)
Pension adjustments, net of tax	2,464	15,188	4,367	1,553
Other comprehensive loss, net of tax	(7,179)	(51,441)	(14,667)	(56,403)
Comprehensive income, net of tax	98,209	23,701	249,326	35,397
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(21,846)	(14,078)	(51,290)	(40,532)
Comprehensive income (loss) attributable to AECOM, net of tax	$76,363	$9,623	$198,036	$(5,135)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT MARCH 31, 2019	$1,573	$3,904,298	$(711,021)	$1,005,086	$4,199,936	$194,938	$4,394,874
Net income	—	—	—	83,738	83,738	21,650	105,388
Other comprehensive loss	—	—	(7,375)	—	(7,375)	196	(7,179)
Issuance of stock	4	11,154	—	—	11,158	—	11,158
Repurchases of stock	—	(109)	—	—	(109)	—	(109)
Stock based compensation	—	15,656	—	—	15,656	—	15,656
Contributions from noncontrolling interests	—	—	—	—	—	30	30
Distributions to noncontrolling interests	—	—	—	—	—	(22,806)	(22,806)
BALANCE AT JUNE 30, 2019	$1,577	$3,930,999	$(718,396)	$1,088,824	$4,303,004	$194,008	$4,497,012

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT MARCH 31, 2018	$1,602	$3,792,929	$(707,000)	$953,221	$4,040,752	$223,873	$4,264,625
Net income	—	—	—	60,910	60,910	14,232	75,142
Other comprehensive loss	—	—	(51,287)	—	(51,287)	(154)	(51,441)
Issuance of stock	5	12,311	—	—	12,316	—	12,316
Repurchases of stock	—	(2,104)	—	—	(2,104)	—	(2,104)
Stock based compensation	—	17,145	—	—	17,145	—	17,145
Other transactions with noncontrolling interests	—	—	—	—	—	(6,871)	(6,871)
Contributions from noncontrolling interests	—	—	—	—	—	189	189
Distributions to noncontrolling interests	—	—	—	—	—	(48,867)	(48,867)
BALANCE AT JUNE 30, 2018	$1,607	$3,820,281	$(758,287)	$1,014,131	$4,077,732	$182,402	$4,260,134

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM		Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Non-Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2018	$1,570	$3,846,392	$(703,330)	$948,148	$4,092,780	$185,594	$4,278,374
Net income	—	—	—	213,102	213,102	50,891	263,993
Cumulative effect of accounting standard adoption	—	—	—	(12,453)	(12,453)	—	(12,453)
Other comprehensive loss	—	—	(15,066)	—	(15,066)	399	(14,667)
Issuance of stock	42	59,833	—	—	59,875	—	59,875
Repurchases of stock	(35)	(22,675)	—	(59,973)	(82,683)	—	(82,683)
Stock based compensation	—	47,449	—	—	47,449	—	47,449
Other transactions with noncontrolling interests	—	—	—	—	—	15,922	15,922
Contributions from noncontrolling interests	—	—	—	—	—	3,180	3,180
Distributions to noncontrolling interests	—	—	—	—	—	(61,978)	(61,978)
BALANCE AT JUNE 30, 2019	$1,577	$3,930,999	$(718,396)	$1,088,824	$4,303,004	$194,008	$4,497,012

			Accumulated		Total
		Additional	Other		AECOM		Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Non-Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2017	$1,575	$3,733,572	$(700,661)	$961,640	$3,996,126	$218,560	$4,214,686
Net income	—	—	—	52,491	52,491	39,309	91,800
Other comprehensive loss	—	—	(57,626)	—	(57,626)	1,223	(56,403)
Issuance of stock	39	60,588	—	—	60,627	—	60,627
Repurchases of stock	(8)	(30,969)	—	—	(30,977)	—	(30,977)
Proceeds from exercise of options	1	2,749	—	—	2,750	—	2,750
Stock based compensation	—	54,341	—	—	54,341	—	54,341
Other transactions with noncontrolling interests	—	—	—	—	—	(3,954)	(3,954)
Contributions from noncontrolling interests	—	—	—	—	—	7,730	7,730
Distributions to noncontrolling interests	—	—	—	—	—	(80,466)	(80,466)
BALANCE AT JUNE 30, 2018	$1,607	$3,820,281	$(758,287)	$1,014,131	$4,077,732	$182,402	$4,260,134

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,993	$91,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,484	200,141
Equity in earnings of unconsolidated joint ventures	(67,030)	(55,621)
Distribution of earnings from unconsolidated joint ventures	41,195	86,367
Non-cash stock compensation	47,449	54,341
Prepayment premium on redemption of unsecured senior notes	—	34,504
Impairment of assets held for sale, including goodwill	—	168,178
Foreign currency translation	(180)	(49,687)
Write-off of debt issuance costs	—	7,048
Loss on disposal activities	7,404	2,149
Other	4,835	115
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(340,445)	(365,608)
Prepaid expenses and other assets	11,554	(32,375)
Accounts payable	(103,962)	258,349
Accrued expenses and other current liabilities	(30,082)	(94,533)
Contract liabilities	37,612	41,662
Other long-term liabilities	(81,914)	(104,163)
Net cash (used in) provided by operating activities	(16,087)	242,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment on business acquisition	—	2,203
Cash acquired from consolidation of joint venture	—	7,630
Proceeds from disposal of business, net of cash disposed	37,412	19,537
Investment in unconsolidated joint ventures	(117,251)	(75,992)
Return of investment in unconsolidated joint ventures	16,584	12,700
Proceeds from sale of investments	11,987	2,738
Payments for purchase of investments	(3,223)	(20,240)
Proceeds from disposal of property and equipment	8,250	23,124
Payments for capital expenditures	(77,365)	(88,754)
Net cash used in investing activities	(123,606)	(117,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,396,503	7,439,180
Repayments of borrowings under credit agreements	(6,263,040)	(6,654,873)
Redemption of unsecured senior notes	—	(800,000)
Prepayment premium on redemption of unsecured senior notes	—	(34,504)
Cash paid for debt issuance costs	—	(10,708)
Proceeds from issuance of common stock	24,369	27,300
Proceeds from exercise of stock options	—	3,200
Payments to repurchase common stock	(82,683)	(29,342)
Net distributions to noncontrolling interests	(58,798)	(72,736)
Other financing activities	30,059	8,702
Net cash provided by (used in) financing activities	46,410	(123,781)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	117	(2,775)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(93,166)	(943)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	886,733	802,362
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$793,567	$801,419

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

The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2019.

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

In the second quarter of fiscal 2018, management approved a plan to sell non-core oil and gas assets in North America, included in the Company’s Construction Services segment (the Disposal Group). The Company classified the related assets and liabilities of the Disposal Group as held for sale in the consolidated balance sheet. In the third quarter of fiscal 2018, the Company sold a portion of the assets in the Disposal Group and recognized a $2.1 million loss on disposal. The remaining portion of the Disposal Group was sold in the third quarter of fiscal 2019 and the Company recognized a $7.4 million loss on disposal.

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

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2019 were as follows:

			Foreign
	September 30,		Exchange	June 30,
	2018	Disposal	Impact	2019
	(in millions)
Design and Consulting Services	$3,189.2	$(0.4)	$(6.2)	$3,182.6
Construction Services	1,008.9	—	(1.8)	1,007.1
Management Services	1,723.0	—	(6.2)	1,716.8
Total	$5,921.1	$(0.4)	$(14.2)	$5,906.5

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2019 and September 30, 2018, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2019			September 30, 2018
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period
	(in millions)						(years)
Backlog and customer relationships	$1,285.2	$(1,030.1)	$255.1	$1,285.1	$(966.0)	$319.1	1	-	11
Trademark / tradename	18.3	(18.2)	0.1	18.3	(17.5)	0.8	0.3	-	2
Total	$1,303.5	$(1,048.3)	$255.2	$1,303.4	$(983.5)	$319.9

Amortization expense of acquired intangible assets included within cost of revenue was $64.8 million and $75.0 million for the nine months ended June 30, 2019 and 2018, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2019 and for the succeeding years:

Fiscal Year	(in millions)
2019 (three months remaining)	$20.7
2020	69.4
2021	56.5
2022	43.7
2023	39.3
Thereafter	25.6
Total	$255.2

4.    Revenue Recognition

On October 1, 2018, the Company adopted FASB Accounting Standards Codification (ASC) 606 on a modified retrospective basis, which amended the accounting standards for revenue recognition. As a result, the new guidance was applied retrospectively to contracts which were not completed as of October 1, 2018. Contracts completed prior to October 1, 2018 were accounted for using the guidance in effect at that time. The cumulative effect of applying the new guidance was recorded as a reduction to retained earnings at October 1, 2018 of $7.0 million, net of tax. Consistent with the modified retrospective transition approach, the comparative period was not adjusted to conform with current period presentation. The adjustment was primarily related to segmenting or combining contracts by performance obligations identified under the criteria of the new standard. Revenue recognized during the nine months ended June 30, 2019 increased $4.0 million, net of tax, due to the adoption of the new standard primarily in the Construction Services segment.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(in millions)
Cost reimbursable	$2,692.7	$2,409.2	$7,832.2	$7,018.2
Guaranteed maximum price	950.5	1,189.2	2,978.1	3,517.6
Fixed price	1,337.0	1,549.5	4,247.4	4,313.9
Total revenue	$4,980.2	$5,147.9	$15,057.7	$14,849.7

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(in millions)
Americas	$4,007.2	$4,046.3	$12,103.4	$11,759.8
Europe, Middle East, Africa	538.0	741.3	1,665.2	1,963.0
Asia Pacific	435.0	360.3	1,289.1	1,126.9
Total revenue	$4,980.2	$5,147.9	$15,057.7	$14,849.7

Revenues in Europe, Middle East, Africa and Asia Pacific are primarily reported in the Company's Design and Consulting Services segment. As of June 30, 2019, the Company had allocated $22.6 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

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

Net accounts receivable consisted of the following:

	June 30,	September 30,
	2019	2018
	(in millions)
Billed	$2,767.1	$2,697.7
Contract retentions	656.1	661.7
Total accounts receivable—gross	3,423.2	3,359.4
Allowance for doubtful accounts	(49.8)	(51.6)
Total accounts receivable—net	$3,373.4	$3,307.8

Substantially all contract assets as of June 30, 2019 and September 30, 2018 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $360 million and $266 million as of June 30 , 2019 and September 30, 2018, respectively, and included amounts related to the Department of Energy Deactivation, Demolition, and Removal Project and Refinery Turnaround Project discussed further in Note 14. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2019 and September 30, 2018.

The Company sold trade receivables to financial institutions, of which $369.1 million and $334.2 million were outstanding as of June 30, 2019 and September 30, 2018, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

The Company follows guidance on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint venture’s economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

●	a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or

●	a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

As part of the above analysis, if it is determined that the Company has the power to direct the activities that most significantly impact the joint venture’s economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

Contractually required support provided to the Company’s joint ventures is further discussed in Note 14.

Summary of financial information of the consolidated joint ventures is as follows:

	June 30,
	2019	September 30,
	(unaudited)	2018
	(in millions)
Current assets	$934.3	$1,013.7
Non-current assets	176.6	192.7
Total assets	$1,110.9	$1,206.4

Current liabilities	$654.5	$724.2
Non-current liabilities	13.1	12.7
Total liabilities	667.6	736.9
Total AECOM equity	250.1	284.2
Noncontrolling interests	193.2	185.3
Total owners’ equity	443.3	469.5
Total liabilities and owners’ equity	$1,110.9	$1,206.4

Total revenue of the consolidated joint ventures was $1,880.6 million and $1,820.8 million for the nine months ended June 30, 2019 and 2018, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	June 30,	September 30,
	2019	2018
	(in millions)
Current assets	$1,888.3	$1,903.3
Non-current assets	1,129.3	938.3
Total assets	$3,017.6	$2,841.6

Current liabilities	$1,556.0	$1,658.5
Non-current liabilities	305.1	224.3
Total liabilities	1,861.1	1,882.8
Joint ventures’ equity	1,156.5	958.8
Total liabilities and joint ventures’ equity	$3,017.6	$2,841.6

AECOM’s investment in joint ventures	$391.5	$310.7

	Nine Months Ended
	June 30,	June 30,
	2019	2018
	(in millions)
Revenue	$3,472.6	$4,041.7
Cost of revenue	3,308.4	3,843.7
Gross profit	$164.2	$198.0
Net income	$162.5	$191.8

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30,	June 30,
	2019	2018
	(in millions)
Pass through joint ventures	$24.4	$29.8
Other joint ventures	42.6	25.8
Total	$67.0	$55.6

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

The components of net periodic benefit cost other than the service cost component are included in other income (expense) in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.2	$1.3	$0.2	$—	$0.4	$3.7	$0.8
Interest cost on projected benefit obligation	5.9	7.4	5.1	8.1	17.8	22.5	15.5	24.3
Expected return on plan assets	(6.9)	(9.6)	(7.9)	(10.8)	(20.6)	(28.9)	(23.6)	(32.6)
Amortization of prior service cost	0.1	—	—	—	0.1	(0.1)	—	(0.1)
Amortization of net loss	0.9	1.0	1.0	2.0	2.7	3.1	3.0	6.2
Settlement loss recognized	—	—	—	—	0.1	0.1	—	0.2
Net periodic benefit cost	$—	$(1.0)	$(0.5)	$(0.5)	$0.1	$(2.9)	$(1.4)	$(1.2)

The total amounts of employer contributions paid for the nine months ended June 30, 2019 were $9.2 million for U.S. plans and $21.7 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2019 are $5.3 million for U.S. plans and $5.7 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	June 30,	September 30,
	2019	2018
	(in millions)
2014 Credit Agreement	$1,586.5	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.0	247.9
Other debt	218.0	191.8
Total debt	3,852.5	3,673.5
Less: Current portion of debt and short-term borrowings	(159.6)	(143.1)
Less: Unamortized debt issuance costs	(39.6)	(46.7)
Long-term debt	$3,653.3	$3,483.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2019:

Fiscal Year
2019 (three months remaining)	$75.7
2020	108.2
2021	348.4
2022	314.1
2023	668.9
Thereafter	2,337.2
Total	$3,852.5

2014 Credit Agreement

The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (USD) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

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

On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (i) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (ii) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (iii) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (iv) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (v) revise covenants, including the Maximum Consolidated Leverage Ratio, so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for the Company’s AECOM Capital business.

On March 31, 2017, the Credit Agreement was amended to (i) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans;” (ii) revise the definition of “Working Capital” as used in “Excess Cash Flow;” (iii) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (iv) amend provisions relating to the Company’s ability to undertake internal restructuring steps to accommodate changes in tax laws.

On March 13, 2018, the Credit Agreement was amended to (i) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (ii) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (iii) increase the capacity of the Company’s revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (iv) reduce the Company’s interest rate borrowing costs as follows: (a) the term loan B facility, at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (USD) term loan A facility, at the Company’s election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at the Company’s election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of the Company’s fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); and (v) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

On November 13, 2018, the Credit Agreement was amended to revise the definition of "Consolidated EBITDA" to increase corporate restructuring allowances and provide for additional flexibility under the covenants for non-core asset dispositions, among other changes.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 4.0 at June 30, 2019. The Company’s Consolidated Interest Coverage Ratio was 4.7 at June 30, 2019. As of June 30, 2019, the Company was in compliance with the covenants of the Credit Agreement.

At June 30, 2019 and September 30, 2018, outstanding standby letters of credit totaled $22.9 million and $28.7 million, respectively, under the Company’s revolving credit facilities. As of June 30, 2019 and September 30, 2018, the Company had $1,114.8 million and $1,321.3 million, respectively, available under its revolving credit facility.

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

As of June 30, 2019, the estimated fair value of the 2024 Notes was approximately $864.0 million. The estimated fair value of the 2024 Notes as of June 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of June 30, 2019.

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

As of June 30, 2019, the estimated fair value of the 2017 Senior Notes was approximately $1,035.0 million. The estimated fair value of the 2017 Senior Notes as of June 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest is payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of June 30, 2019.

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

As of June 30, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $253.5 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of June 30, 2019 was $248.0 million. The estimated fair value of the 2022 URS Senior Notes as of June 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2019, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2019 and September 30, 2018, these outstanding standby letters of credit totaled $488.3 million and $486.4 million, respectively. As of June 30, 2019, the Company had $499.4 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2019 and 2018 was 4.7% and 4.6%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2019 of $2.4 million and $7.3 million, respectively, and for the three and nine months ended June 30, 2018 of $2.5 million and $15.1 million, respectively.

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

The notional principal in U.S. dollar (USD), Canadian dollar (CAD), and Australian dollar (AUD), fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

	June 30, 2019
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

	September 30, 2018
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 35.6 million (or $26.6 million) and AUD 65.2 million (or $49.1 million) at June 30, 2019 and September 30, 2018, respectively.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2019 and 2018.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to derivative instruments and were not material at June 30, 2019 or September 30, 2018.

See Note 13 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2019 and 2018. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency contracts were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the nine months ended June 30 was as follows:

	2019		2018
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	0.6	$31.62	0.7	$31.11
Options granted	—	—	—	—
Options exercised	—	—	(0.1)	27.79
Options forfeited or expired	(0.5)	(31.62)	—	—
Outstanding at June 30	0.1	31.62	0.6	31.62

Vested and expected to vest in the future as of June 30	0.1	$31.62	0.6	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $27.53 and $37.69 during the nine months ended June 30, 2019 and 2018, respectively. The weighted average grant date fair value of restricted stock unit awards was $27.68 and $36.91 during the nine months ended June 30, 2019 and 2018, respectively. Total compensation expense related to these share-based payments including stock options was $47.4 million and $54.3 million during the nine months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2019 and September 30, 2018 was $92.3 million and $94.3 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company's effective tax rate was 8.3% and (71.8)% for the nine months ended June 30, 2019 and 2018, respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company's effective tax rate for the nine-month period ended June 30, 2019 was a $38.1 million benefit related to the release of a valuation allowance on foreign tax credits during the first quarter of fiscal 2019 and $19.3 million of benefit related to income tax credits and incentives for the nine month period ended June 30, 2019, partially offset by nondeductible costs of $14.6 million. These items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year, except for the benefit related to the release of the valuation allowance.

The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 24.5% and the Company’s effective tax rate for the nine-month period ended June 30, 2018 were a $41.7 million net benefit related to one-time U.S. federal tax law changes, benefits of $33.8 million related to changes in uncertain tax positions primarily in the U.S. and Canada, and a benefit of $21.6 million related to income tax credits and incentives, partially offset by tax expense of $33.9 million related to the goodwill impairment charge, which was non-deductible for tax purposes.

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

During the second quarter of fiscal 2018, the Company recorded an income tax benefit of $26.2 million primarily as a result of a favorable settlement of uncertain tax positions in the U.S. related to research and development (R&D) credits for tax years 2012, 2013 and 2014 and the remeasurement of its U.S. R&D credit uncertain tax positions for future years based on the favorable outcome of the examination.

During the first quarter of fiscal 2018, President Trump signed the Tax Act into law. The Tax Act reduced the Company’s U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on certain foreign sourced earnings, and eliminated or reduced certain deductions.

Other significant provisions included a base erosion anti-abuse tax (BEAT) on excessive amounts paid to foreign related parties and a minimum tax on global intangible low-taxed income (GILTI). The Company has made an accounting policy election to recognize the current tax impact of GILTI as a period cost and has included the impact in the estimated annual effective tax rate as of June 30, 2019.

Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. The Company completed its accounting for the tax effects relating to the enactment of the Tax Act during the first quarter of fiscal 2019.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and nine months ended June 30, 2019 , equity awards excluded from the calculation of potential common shares were not significant .

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(in millions)
Denominator for basic earnings per share	157.4	160.4	156.8	159.3
Potential common shares	2.4	2.8	2.5	3.1
Denominator for diluted earnings per share	159.8	163.2	159.3	162.4

12.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2019	2018
	(in millions)
Accrued salaries and benefits	$851.1	$1,035.9
Accrued contract costs	880.7	861.0
Other accrued expenses	426.1	370.1
	$2,157.9	$2,267.0

Accrued contract costs above include balances related to professional liability accruals of $473.7 million and $519.5 million as of June 30, 2019 and September 30, 2018, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2019 and September 30, 2018. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the nine months ended June 30, 2019 and 2018. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company incurred restructuring expenses of $79.2 million, including personnel and other costs of $56.9 million and real estate costs of $22.3 million during the nine months ended June 30, 2019, of which $29.0 million was accrued and unpaid at June 30, 2019. The Company incurred $26.7 million of severance expenses relating to restructuring activities during the nine months ended June 30, 2018.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million, which is included in accounts receivable-net at June 30, 2019. The entitlement resulted from pension costs that are reimbursable through government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. The Company entered into an agreement with the federal government to settle substantially all of the entitlement.

13.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2019 and 2018 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2019	$(200.4)	$(501.5)	$(9.1)	$(711.0)
Other comprehensive income (loss) before reclassification	1.0	(6.2)	(4.7)	(9.9)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	1.1	2.5
Balances at June 30, 2019	$(198.0)	$(507.7)	$(12.7)	$(718.4)

		Foreign		Accumulated
	Pension	Currency	Gain (Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2018	$(295.5)	$(410.2)	$(1.3)	$(707.0)
Other comprehensive income (loss) before reclassification	13.0	(67.1)	0.4	(53.7)
Amounts reclassified from accumulated other comprehensive loss	2.2	—	0.2	2.4
Balances at June 30, 2018	$(280.3)	$(477.3)	$(0.7)	$(758.3)

		Foreign		Accumulated
	Pension	Currency	Gain/ (Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive loss before reclassification	(0.2)	(5.5)	(16.2)	(21.9)
Amounts reclassified from accumulated other comprehensive loss	4.5	—	2.3	6.8
Balances at June 30, 2019	$(198.0)	$(507.7)	$(12.7)	$(718.4)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive loss before reclassification	(5.8)	(58.9)	(0.7)	(65.4)
Amounts reclassified from accumulated other comprehensive loss	7.4	—	0.4	7.8
Balances at June 30, 2018	$(280.3)	$(477.3)	$(0.7)	$(758.3)

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

At June 30, 2019, the Company was contingently liable in the amount of approximately $511.2 million in issued standby letters of credit and $4.8 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company has an ongoing capital commitment to fund investments. At June 30, 2019, the Company had capital commitments of $35 million to the Fund over the next 10 years.

In addition, in connection with the investment activities of AECOM Capital and the Fund, the Company provides guarantees of contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. AECOM E&C assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date the Company acquired AECOM E&C’s parent company, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are completed and site restoration activities are nearing completion. AECOM E&C increased its receivable during the quarter ended June 30, 2018.

AECOM E&C can provide no certainty that it will recover the claims submitted against the DOE in December 2014, any future claims or any other project costs after December 2014 that AECOM E&C may be obligated to incur, which could have a material adverse effect on the Company’s results of operations.

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, a Nevada corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 1, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended cross-complaint against URS Corporation and the Company in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. Subsequent discovery and trial responses indicate that the design build contractor is seeking damages of $103 million. On May 4, 2018, the design build contractor dismissed its claims for negligent interference. On May 24, 2018, URS Corporation filed an $11.9 million second amended complaint in Superior Court against the design build contractor for its failure to pay for services performed under the design agreement. Trial commenced in Superior Court in July 2019.

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

New York Department of Environmental Conservation

The following separate matters pertain to government environmental allegations against one of the Company’s wholly-owned subsidiaries, AECOM USA, Inc.

●	In September 2017, AECOM USA, Inc. was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc. cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government’s claims and any negotiations of a consent order or other resolution.

●	In December 2018, AECOM USA, Inc. was advised by DEC of allegations that, during AECOM USA, Inc.’s oversight of a remedial construction project in Poughkeepsie, New York, sheen escaped a containment boom line near the east bank of the Hudson River without proper notification to DEC and an unapproved dispersant was sprayed onto the Hudson River to control odors in violation of ECL. AECOM USA, Inc. denies these allegations but is working cooperatively with DEC to resolve the matter through a consent order.

Illinois Power Generating Company

Advatech, LLC, a joint venture 60% owned by AECOM E&C executed a fixed-cost engineering, procurement and construction contract for a flue-gas-desulfurization system at a coal-fired power plant owned by Illinois Power Generating Company, a wholly-owned subsidiary of Dynegy, Inc. (Genco). On September 2, 2016, Genco terminated Advatech's contract for convenience and Advatech subsequently submitted its final contractual invoice of approximately $81 million. Advatech filed and perfected a mechanics lien on the Genco power plant property on October 17, 2016. On December 9, 2016, Genco filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas and its plan of reorganization was approved by the Bankruptcy Court on January 25, 2017 (the Bankruptcy Plan). Advatech's contractual invoice and mechanics lien were not extinguished per the terms of the Bankruptcy Plan and remain outstanding claims. On March 15, 2017, Advatech filed a demand for arbitration and on July 21, 2017 submitted a Statement of Claim seeking reimbursement of approximately $81 million for Genco's breach of contract and failure to reimburse Advatech for all of the cost of work performed under the contract. Arbitration proceedings occurred in October 2018. On June 12, 2019, a final award was issued ordering Genco to pay Advatech $45.8 million including pre-judgment interest and attorney’s fees and further ordering Genco to pay post-judgment interest at a rate of 9% per year until the award is paid. Advatech filed an action to confirm the award in federal court in the Northern District of Illinois on June 18, 2019 and Genco filed a competing action challenging the award in the Southern District of Illinois the same day. Both actions have been stayed while the Southern District of Illinois considers Advatech’s motion to consolidate and transfer venue.

Refinery Turnaround Project

AECOM E&C entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana. The project was completed in February 2019. Due to circumstances outside of AECOM E&C’s control, including client directed changes and delays and the refinery’s condition, AECOM E&C performed additional work outside of the original contract approximating $90 million. AECOM E&C is demanding payment from the refinery owner of approximately $144 million. On March 26, 2019, the refinery owner sent a letter to AECOM E&C alleging it incurred substantial damages due to AECOM E&C’s project performance. AECOM E&C filed and perfected a $132 million construction lien against the refinery owner in April 2019 for unpaid labor and materials costs.

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

15.   Reportable Segments

The Company’s operations are organized into four reportable segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). The Company’s DCS reportable segment delivers planning, consulting, architectural, environmental, and engineering design services to commercial and government clients worldwide. The Company’s CS reportable segment provides construction services primarily in the Americas. The Company’s MS reportable segment provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government. The Company’s ACAP segment invests primarily in real estate projects. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

	Design and
	Consulting	Construction	Management	AECOM
Reportable Segments:	Services	Services	Services	Capital	Corporate	Total
	(in millions)
Three Months Ended June 30, 2019:
Revenue	$2,055.2	$1,898.2	$1,025.3	$1.5	$—	$4,980.2
Gross profit	142.5	16.3	48.9	1.5	—	209.2
Equity in earnings of joint ventures	4.7	19.5	3.6	0.8	—	28.6
General and administrative expenses	—	—	—	(1.5)	(36.0)	(37.5)
Loss on disposal activities	—	(7.4)	—	—	—	(7.4)
Operating income	147.2	28.4	52.5	0.8	(36.0)	192.9

Gross profit as a % of revenue	6.9%	0.9%	4.8%	—	—	4.2%

Three Months Ended June 30, 2018:
Revenue	$2,105.4	$2,106.7	$935.9	$—	$—	$5,148.0
Gross profit	116.1	9.1	60.0	—	—	185.2
Equity in earnings of joint ventures	4.2	2.3	6.3	—	—	12.8
General and administrative expenses	—	—	—	(3.7)	(31.4)	(35.1)
Loss on disposal activities	—	(2.1)	—	—	—	(2.1)
Operating income (loss)	120.3	9.3	66.3	(3.7)	(31.4)	160.8

Gross profit as a % of revenue	5.5%	0.4%	6.4%	—	—	3.6%

Nine Months Ended June 30, 2019:
Revenue	$6,185.7	$5,830.5	$3,034.6	$6.9	$—	$15,057.7
Gross profit	388.0	36.2	144.1	6.9	—	575.2
Equity in earnings of joint ventures	14.0	34.2	10.8	8.0	—	67.0
General and administrative expenses	—	—	—	(4.9)	(105.9)	(110.8)
Restructuring costs	—	—	—	—	(79.2)	(79.2)
Loss on disposal activities	—	(7.4)	—	—	—	(7.4)
Operating income	402.0	63.0	154.9	10.0	(185.1)	444.8

Gross profit as a % of revenue	6.3%	0.6%	4.7%	—	—	3.8%

Nine Months Ended June 30, 2018:
Revenue	$6,052.0	$6,120.5	$2,677.2	$—	$—	$14,849.7
Gross profit	314.2	22.9	125.5	—	—	462.6
Equity in earnings of joint ventures	14.5	16.9	24.2	—	—	55.6
General and administrative expenses	—	—	—	(9.2)	(90.8)	(100.0)
Loss on disposal activities	—	(2.1)	—	—	—	(2.1)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Operating income (loss)	328.7	(130.5)	149.7	(9.2)	(90.8)	247.9

Gross profit as a % of revenue	5.2%	0.4%	4.7%	—	—	3.1%

Reportable Segments:
Total assets
June 30,2019	$7,220.3	$4,265.5	$2,594.8	$193.8	$520.8	$14,795.2
September 30, 2018	7,013.8	4,212.0	2,701.2	140.6	613.5	14,681.1

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

Condensed Consolidating Balance Sheets

(unaudited - in millions)

June 30, 2019

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$3.1	$254.7	$535.8	$—	$793.6
Accounts receivable and contract assets—net	—	2,628.7	3,199.4	—	5,828.1
Intercompany receivable	1,071.6	126.9	176.1	(1,374.6)	—
Prepaid expenses and other current assets	67.8	267.8	271.9	—	607.5
Current assets held for sale	—	—	—	—	—
Income taxes receivable	—	—	42.6	—	42.6
TOTAL CURRENT ASSETS	1,142.5	3,278.1	4,225.8	(1,374.6)	7,271.8
PROPERTY AND EQUIPMENT—NET	204.6	193.3	205.6	—	603.5
DEFERRED TAX ASSETS—NET	172.1	6.9	148.1	(166.8)	160.3
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,755.0	2,129.6	—	(8,884.6)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	8.8	37.8	344.9	—	391.5
GOODWILL	—	3,392.7	2,513.8	—	5,906.5
INTANGIBLE ASSETS—NET	—	183.8	71.4	—	255.2
OTHER NON-CURRENT ASSETS	32.2	44.3	129.9	—	206.4
TOTAL ASSETS	$8,315.2	$9,266.5	$7,639.5	$(10,426.0)	$14,795.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$14.9	$—	$30.0	$—	$44.9
Accounts payable	29.7	1,604.8	975.4	—	2,609.9
Accrued expenses and other current liabilities	105.0	875.8	1,177.1	—	2,157.9
Income taxes payable	16.7	—	26.7	—	43.4
Intercompany payable	117.1	859.9	597.5	(1,574.5)	—
Contract liabilities	—	307.8	662.1	—	969.9
Current portion of long-term debt	43.6	14.0	57.1	—	114.7
TOTAL CURRENT LIABILITIES	327.0	3,662.3	3,525.9	(1,574.5)	5,940.7
OTHER LONG-TERM LIABILITIES	118.3	241.9	338.8	—	699.0
DEFERRED TAX LIABILITY—NET	—	63.1	108.9	(166.8)	5.2
NOTE PAYABLE INTERCOMPANY—NON CURRENT	817.3	—	462.7	(1,280.0)	—
LONG-TERM DEBT	2,821.7	289.6	542.0	—	3,653.3
TOTAL LIABILITIES	4,084.3	4,256.9	4,978.3	(3,021.3)	10,298.2
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,230.9	5,009.6	2,467.2	(7,404.7)	4,303.0
Noncontrolling interests	—	—	194.0	—	194.0
TOTAL STOCKHOLDERS’ EQUITY	4,230.9	5,009.6	2,661.2	(7,404.7)	4,497.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,315.2	$9,266.5	$7,639.5	$(10,426.0)	$14,795.2

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2018

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$22.0	$270.9	$593.8	$—	$886.7
Accounts receivable and contract assets—net	—	2,544.7	2,924.1	—	5,468.8
Intercompany receivable	951.1	84.9	157.9	(1,193.9)	—
Prepaid expenses and other current assets	52.9	331.6	200.7	—	585.2
Current assets held for sale	—	—	59.8	—	59.8
Income taxes receivable	84.6	—	42.2	—	126.8
TOTAL CURRENT ASSETS	1,110.6	3,232.1	3,978.5	(1,193.9)	7,127.3
PROPERTY AND EQUIPMENT—NET	202.6	217.3	194.2	—	614.1
DEFERRED TAX ASSETS—NET	134.0	—	150.0	(124.6)	159.4
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,364.1	1,912.0	—	(8,276.1)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	13.4	49.6	247.7	—	310.7
GOODWILL	—	3,392.7	2,528.4	—	5,921.1
INTANGIBLE ASSETS—NET	—	218.6	101.3	—	319.9
OTHER NON-CURRENT ASSETS	49.9	45.6	133.1	—	228.6
TOTAL ASSETS	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$8.4	$—	$—	$—	$8.4
Accounts payable	53.6	1,616.7	1,055.7	—	2,726.0
Accrued expenses and other current liabilities	58.8	1,035.6	1,172.7	—	2,267.1
Income taxes payable	10.4	—	29.4	—	39.8
Intercompany payable	105.5	830.8	416.9	(1,353.2)	—
Contract liabilities	1.5	316.1	613.8	—	931.4
Current liabilities held for sale	—	—	22.3	—	22.3
Current portion of long-term debt	43.3	27.0	64.4	—	134.7
TOTAL CURRENT LIABILITIES	281.5	3,826.2	3,375.2	(1,353.2)	6,129.7
OTHER LONG-TERM LIABILITIES	131.6	249.0	361.5	—	742.1
DEFERRED TAX LIABILITY—NET	—	63.1	108.9	(124.7)	47.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	800.9	—	487.5	(1,288.4)	—
LONG-TERM DEBT	2,627.8	291.4	564.5	—	3,483.7
TOTAL LIABILITIES	3,841.8	4,429.7	4,897.6	(2,766.3)	10,402.8
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,250.1	(6,828.3)	4,092.8
Noncontrolling interests	—	—	185.5	—	185.5
TOTAL STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,435.6	(6,828.3)	4,278.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the three months ended June 30, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$2,670.0	$2,324.2	$(14.0)	$4,980.2
Cost of revenue	—	2,618.7	2,166.3	(14.0)	4,771.0
Gross profit	—	51.3	157.9	—	209.2
Equity in earnings from subsidiaries	149.5	125.7	—	(275.2)	—
Equity in earnings of joint ventures	—	0.6	28.0	—	28.6
General and administrative expenses	(36.0)	—	(1.5)	—	(37.5)
Loss on disposal activities	—	—	(7.4)	—	(7.4)
Income from operations	113.5	177.6	177.0	(275.2)	192.9
Other income	1.5	11.3	6.5	(14.5)	4.8
Interest expense	(50.9)	(5.2)	(14.1)	14.5	(55.7)
Income before income tax (benefit) expense	64.1	183.7	169.4	(275.2)	142.0
Income tax (benefit) expense	(19.7)	34.7	21.6	—	36.6
Net income	83.8	149.0	147.8	(275.2)	105.4
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(21.7)	—	(21.7)
Net income attributable to AECOM	$83.8	$149.0	$126.1	$(275.2)	$83.7

	For the three months ended June 30, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$2,818.1	$2,356.8	$(26.9)	$5,148.0
Cost of revenue	—	2,731.8	2,257.9	(26.9)	4,962.8
Gross profit	—	86.3	98.9	—	185.2
Equity in earnings from subsidiaries	84.8	40.8	—	(125.6)	—
Equity in earnings of joint ventures	—	6.9	5.9	—	12.8
General and administrative expenses	(31.4)	—	(3.7)	—	(35.1)
Loss on disposal activities	—	—	(2.1)	—	(2.1)
Income from operations	53.4	134.0	99.0	(125.6)	160.8
Other income	0.4	9.6	3.2	(10.5)	2.7
Interest expense	(49.0)	(5.6)	(11.2)	10.5	(55.3)
Income before income tax (benefit) expense	4.8	138.0	91.0	(125.6)	108.2
Income tax (benefit) expense	(56.1)	54.5	34.7	—	33.1
Net income	60.9	83.5	56.3	(125.6)	75.1
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(14.2)	—	(14.2)
Net income attributable to AECOM	$60.9	$83.5	$42.1	$(125.6)	$60.9

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the nine months ended June 30, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$8,097.7	$7,021.1	$(61.1)	$15,057.7
Cost of revenue	—	7,824.7	6,718.9	(61.1)	14,482.5
Gross profit	—	273.0	302.2	—	575.2
Equity in earnings from subsidiaries	465.3	223.8	—	(689.1)	—
Equity in earnings of joint ventures	—	2.9	64.1	—	67.0
General and administrative expenses	(105.9)	—	(4.9)	—	(110.8)
Restructuring costs	(79.2)	—	—	—	(79.2)
Loss on disposal activities	—	—	(7.4)	—	(7.4)
Income from operations	280.2	499.7	354.0	(689.1)	444.8
Other income	3.8	35.7	15.4	(42.2)	12.7
Interest expense	(152.7)	(15.8)	(43.3)	42.2	(169.6)
Income before income tax (benefit) expense	131.3	519.6	326.1	(689.1)	287.9
Income tax (benefit) expense	(81.9)	63.8	42.0	—	23.9
Net income	213.2	455.8	284.1	(689.1)	264.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(50.9)	—	(50.9)
Net income attributable to AECOM	$213.2	$455.8	$233.2	$(689.1)	$213.1

	For the nine months ended June 30, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$8,230.1	$6,688.3	$(68.7)	$14,849.7
Cost of revenue	—	7,950.0	6,505.8	(68.7)	14,387.1
Gross profit	—	280.1	182.5	—	462.6
Equity in earnings from subsidiaries	272.7	103.8	—	(376.5)	—
Equity in earnings of joint ventures	—	30.9	24.7	—	55.6
General and administrative expenses	(90.8)	—	(9.2)	—	(100.0)
Impairment of assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Loss on disposal activities	—	—	(2.1)	—	(2.1)
Income from operations	181.9	414.8	27.7	(376.5)	247.9
Other income	10.8	20.1	9.9	(23.3)	17.5
Interest expense	(194.3)	(14.5)	(26.5)	23.3	(212.0)
(Loss) income before income tax (benefit) expense	(1.6)	420.4	11.1	(376.5)	53.4
Income tax (benefit) expense	(54.1)	149.4	(133.7)	—	(38.4)
Net income	52.5	271.0	144.8	(376.5)	91.8
Noncontrolling interest in income of consolidated subsidiaries, net of tax	—	—	(39.3)	—	(39.3)
Net income attributable to AECOM	$52.5	$271.0	$105.5	$(376.5)	$52.5

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the three months ended June 30, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$83.8	$149.0	$147.8	$(275.2)	$105.4
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivatives, net of tax	(2.6)	—	(0.9)	—	(3.5)
Foreign currency translation adjustments	—	—	(6.1)	—	(6.1)
Pension adjustments, net of tax	0.7	—	1.7	—	2.4
Other comprehensive (loss) income, net of tax	(1.9)	—	(5.3)	—	(7.2)
Comprehensive income, net of tax	81.9	149.0	142.5	(275.2)	98.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(21.9)	—	(21.9)
Comprehensive income attributable to AECOM, net of tax	$81.9	$149.0	$120.6	$(275.2)	$76.3

	For the three months ended June 30, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$60.9	$83.5	$56.3	$(125.6)	$75.1
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	0.9	—	(0.2)	—	0.7
Foreign currency translation adjustments	—	—	(67.2)	—	(67.2)
Pension adjustments, net of tax	0.3	—	14.8	—	15.1
Other comprehensive income (loss), net of tax	1.2	—	(52.6)	—	(51.4)
Comprehensive income , net of tax	62.1	83.5	3.7	(125.6)	23.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(14.0)	—	(14.0)
Comprehensive income (loss) attributable to AECOM, net of tax	$62.1	$83.5	$(10.3)	$(125.6)	$9.7

Consolidating Statements of Comprehensive Income (Loss)

(unaudited - in millions)

	For the nine months ended June 30, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$213.2	$455.8	$284.1	$(689.1)	$264.0
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives, net of tax	(6.7)	—	(7.2)	—	(13.9)
Foreign currency translation adjustments	—	—	(5.1)	—	(5.1)
Pension adjustments, net of tax	2.1	(1.2)	3.4	—	4.3
Other comprehensive loss, net of tax	(4.6)	(1.2)	(8.9)	—	(14.7)
Comprehensive income, net of tax	208.6	454.6	275.2	(689.1)	249.3
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(51.3)	—	(51.3)
Comprehensive income attributable to AECOM, net of tax	$208.6	$454.6	$223.9	$(689.1)	$198.0

	For the nine months ended June 30, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$52.5	$271.0	$144.8	$(376.5)	$91.8
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	1.5	—	(1.7)	—	(0.2)
Foreign currency translation adjustments	—	—	(57.7)	—	(57.7)
Pension adjustments, net of tax	1.8	—	(0.3)	—	1.5
Other comprehensive income (loss), net of tax	3.3	—	(59.7)	—	(56.4)
Comprehensive income, net of tax	55.8	271.0	85.1	(376.5)	35.4
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(40.5)	—	(40.5)
Comprehensive income (loss) attributable to AECOM, net of tax	$55.8	$271.0	$44.6	$(376.5)	$(5.1)

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2019
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(31.5)	$116.7	$(101.3)	$—	$(16.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of business, net of cash disposed	—	—	37.4	—	37.4
Net investment in unconsolidated joint ventures	(3.1)	(12.3)	(85.3)	—	(100.7)
Net proceeds from sale of investments	—	—	8.8	—	8.8
Payments for capital expenditures, net of disposals	(30.7)	(17.4)	(21.0)	—	(69.1)
Net (investment in) receipts from intercompany notes	(12.1)	7.7	(27.7)	32.1	—
Other intercompany investing activities	(96.6)	(48.2)	—	144.8	—
Net cash used in investing activities	(142.5)	(70.2)	(87.8)	176.9	(123.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,279.3	—	117.2	—	6,396.5
Repayments of borrowings under credit agreements	(6,107.1)	(24.8)	(131.1)	—	(6,263.0)
Proceeds from issuance of common stock	24.4	—	—	—	24.4
Payments to repurchase common stock	(82.7)	—	—	—	(82.7)
Net distributions to noncontrolling interests	—	—	(58.8)	—	(58.8)
Other financing activities	21.2	(6.7)	15.6	—	30.1
Net borrowings (repayments) on intercompany notes	20.0	24.8	(12.7)	(32.1)	—
Other intercompany financing activities	—	(56.0)	200.8	(144.8)	—
Net cash provided by (used in) financing activities	155.1	(62.7)	131.0	(176.9)	46.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	0.1	—	0.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18.9)	(16.2)	(58.0)	—	(93.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22.0	270.9	593.8	—	886.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3.1	$254.7	$535.8	$—	$793.6

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the nine months ended June 30, 2018
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(59.9)	$257.3	$45.3	$—	$242.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Proceeds from disposal of business, net of cash disposed	—	—	19.5	—	19.5
Net investment in unconsolidated joint ventures	(5.2)	(9.4)	(48.7)	—	(63.3)
Net payments for purchase of investments	—	—	(17.5)	—	(17.5)
Payments for capital expenditures, net of disposals	(19.8)	(34.2)	(11.6)	—	(65.5)
Net investment in intercompany notes	(85.4)	(545.3)	(73.8)	704.5	—
Other intercompany investing activities	109.9	504.9	—	(614.8)	—
Net cash used in investing activities	(0.5)	(84.0)	(122.3)	89.7	(117.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	6,701.2	—	737.9	—	7,439.1
Repayments of borrowings under credit agreements	(6,509.5)	(14.0)	(131.4)	—	(6,654.9)
Redemption of unsecured senior notes	(800.0)	—	—	—	(800.0)
Prepayment premium on redemption of unsecured senior notes	(34.5)	—	—	—	(34.5)
Cash paid for debt issuance costs	(10.7)	—	—	—	(10.7)
Proceeds from issuance of common stock	27.3	—	—	—	27.3
Proceeds from exercise of stock options	3.2	—	—	—	3.2
Payments to repurchase common stock	(29.3)	—	—	—	(29.3)
Net distributions to noncontrolling interests	—	—	(72.7)	—	(72.7)
Other financing activities	8.8	(26.6)	26.5	—	8.7
Net borrowings (repayments) on intercompany notes	673.3	(4.8)	36.0	(704.5)	—
Other intercompany financing activities	—	(80.0)	(534.8)	614.8	—
Net cash provided by (used in) financing activities	29.8	(125.4)	61.5	(89.7)	(123.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2.8)	—	(2.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30.6)	47.9	(18.3)	—	(1.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	254.9	514.9	—	802.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.0	$302.8	$496.6	$—	$801.4

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; the potential separation of Management Services from AECOM and our business expectations after the proposed spin-off; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; uncertainties as to the timing and completion of the potential separation of the Management Services segment from AECOM; risks associated with the benefits and costs of the potential separation; the risk that dissynergy and other costs incurred in connection with the potential separation will exceed our estimates or otherwise adversely affect our business or operations; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our business focuses primarily on providing fee-based planning, consulting, architectural and engineering design services and, therefore, our business is labor intensive. We primarily derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs. AECOM Capital primarily derives its income from real estate development sales and management fees.

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

Our ACAP segment primarily invests in real estate projects. ACAP typically partners with investors and experienced developers as co-general partners. In addition, ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects.

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

As part of our capital allocation commitments, we repurchased common stock under our $1 billion authorization in the first and second quarters of fiscal 2019 and we intend to deploy future free cash flow towards debt reduction and stock repurchases.

United States and foreign trade policy actions and tariffs such as the March 2018 imposition of tariffs on steel and aluminum imports could impact client spending and affect the profitability of our fixed-price construction projects.

We expect to exit the fixed-price combined cycle gas power plant construction and non-core Oil & Gas markets. We are continuing our review of our remaining at-risk construction projects with an expectation of reducing our self-perform at-risk construction exposure. We expect to incur additional restructuring costs in fiscal 2019, and we are evaluating our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

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

On June 17, 2019, we announced our Board of Directors had approved a plan to pursue the spin-off of our MS segment (the Spin-Off) into an independent, publicly-traded company. The Spin-Off is expected to create a new public company focused on providing government services. The Spin-Off is expected to be effected through a pro-rata distribution to AECOM stockholders of common stock of a newly-formed entity holding the MS segment as a standalone government services business. The distribution is generally intended to qualify as tax free to AECOM and its stockholders for U.S. federal income tax purposes. The Spin-Off is currently expected to be completed in the second half of fiscal 2020, subject to certain customary conditions, including final approval of our Board of Directors, effectiveness of a registration statement to be filed with the U.S. Securities and Exchange Commission and receipt of an opinion from counsel regarding the federal income tax treatment of the distribution.

Results of Operations

Three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$4,980.2	$5,148.0	$(167.8)	(3.3)%	$15,057.7	$14,849.7	$208.0	1.4%
Cost of revenue	4,771.0	4,962.8	(191.8)	(3.9)	14,482.5	14,387.1	95.4	0.7
Gross profit	209.2	185.2	24.0	13.0	575.2	462.6	112.6	24.3
Equity in earnings of joint ventures	28.6	12.8	15.8	123.4	67.0	55.6	11.4	20.5
General and administrative expenses	(37.5)	(35.1)	(2.4)	6.8	(110.8)	(100.0)	(10.8)	10.8
Restructuring costs	—	—	—	0.0	(79.2)	—	(79.2)	0.0
Loss on disposal activities	(7.4)	(2.1)	(5.3)	252.4	(7.4)	(2.1)	(5.3)	252.4
Impairment of assets held for sale, including goodwill	—	—	—	0.0	—	(168.2)	168.2	(100.0)
Income from operations	192.9	160.8	32.1	20.0	444.8	247.9	196.9	79.4
Other income	4.8	2.7	2.1	77.8	12.7	17.5	(4.8)	(27.4)
Interest expense	(55.7)	(55.3)	(0.4)	0.7	(169.6)	(212.0)	42.4	(20.0)
Income before income tax expense (benefit)	142.0	108.2	33.8	31.2	287.9	53.4	234.5	439.1
Income tax expense (benefit)	36.6	33.1	3.5	10.6	23.9	(38.4)	62.3	(162.2)
Net income	105.4	75.1	30.3	40.3	264.0	91.8	172.2	187.6
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(21.7)	(14.2)	(7.5)	52.8	(50.9)	(39.3)	(11.6)	29.5
Net income attributable to AECOM	$83.7	$60.9	$22.8	37.4%	$213.1	$52.5	$160.6	305.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.8	96.4	96.2	96.9
Gross profit	4.2	3.6	3.8	3.1
Equity in earnings of joint ventures	0.6	0.2	0.4	0.4
General and administrative expenses	(0.8)	(0.7)	(0.7)	(0.7)
Restructuring costs	0.0	0.0	(0.5)	0.0
Loss on disposal activities	(0.1)	0.0	0.0	0.0
Impairment of assets held for sale, including goodwill	0.0	0.0	0.0	(1.1)
Income from operations	3.9	3.1	3.0	1.7
Other income	0.1	0.1	0.1	0.1
Interest expense	(1.1)	(1.1)	(1.2)	(1.4)
Income before income tax expense (benefit)	2.9	2.1	1.9	0.4
Income tax expense (benefit)	0.8	0.6	0.1	(0.2)
Net income	2.1	1.5	1.8	0.6
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.3)	(0.4)	(0.2)
Net income attributable to AECOM	1.7%	1.2%	1.4%	0.4%

Revenue

Our revenue for the three months ended June 30, 2019 decreased $167.8 million, or 3.3%, to $4,980.2 million as compared to $5,148.0 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2019 increased $208.0 million, or 1.4%, to $15,057.7 million as compared to $14,849.7 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2019 was primarily attributable to a decrease in our DCS segment of $50.2 million, a decrease in our CS segment of $208.5 million, offset by an increase in our MS segment of $89.4 million and an increase in our ACAP segment of $1.5 million, as discussed further below.

The increase in revenue for the nine months ended June 30, 2019 was primarily attributable to an increase in our DCS segment of $133.7 million, an increase in our MS segment of $357.4 million, and an increase in our ACAP segment of $6.9 million, offset by a decrease in our CS segment of $290.0 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the three months ended June 30, 2019 and 2018 were $2.6 billion and $2.8 billion, respectively. Subcontractor and other direct costs for the nine months ended June 30, 2019 and 2018 were $7.9 billion and $7.8 billion, respectively. Subcontractor costs and other direct costs, as a percentage of revenue, remained relatively flat at 53% during the three months ended June 30, 2019 compared with 54% during the three months ended June 30, 2018. Subcontractor costs and other direct costs, as a percentage of revenue, remained relatively flat at 52% during the nine months ended June 30, 2019 compared with 53% during the nine months ended June 30, 2018.

Gross Profit

Our gross profit for the three months ended June 30, 2019 increased $24.0 million, or 13.0%, to $209.2 million as compared to $185.2 million for the corresponding period last year. For the three months ended June 30, 2019, gross profit, as a percentage of revenue, increased to 4.2% from 3.6% in the three months ended June 30, 2018.

Our gross profit for the nine months ended June 30, 2019 increased $112.6 million, or 24.3%, to $575.2 million as compared to $462.6 million for the corresponding period last year. For the nine months ended June 30, 2019, gross profit, as a percentage of revenue, increased to 3.8% from 3.1% in the nine months ended June 30, 2018.

Gross profit changes were due to the reasons noted in DCS, CS and MS reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2019 was $28.6 million as compared to $12.8 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2019 was $67.0 million as compared to $55.6 million in the corresponding period last year.

The increase in equity in earnings of joint ventures for the three and nine months ended June 30, 2019 was due primarily to increased profitability from a civil construction project.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2019 increased $2.4 million, or 6.8%, to $37.5 million as compared to $35.1 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was 0.8% and 0.7% for the three months ended June 30, 2019 and 2018, respectively.

Our general and administrative expenses for the nine months ended June 30, 2019 increased $10.8 million, or 10.8%, to $110.8 million as compared to $100.0 million for the corresponding period last year. As a percentage of revenue, general and administrative expenses was flat at 0.7% for the nine months ended June 30, 2019 and 2018.

These increases in general and administrative expenses were due to transaction related expenses and foreign exchange.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. We expect to incur additional restructuring costs in fiscal 2019 primarily related to personnel and real estate costs. During the first half of fiscal 2019, we incurred restructuring expenses of $79.2 million. We expect to achieve approximately $225 million of annual cost savings, which is expected to contribute to $85 million of cost savings in fiscal 2019.

Loss on Disposal Activities

Loss on disposal activities for the three and nine months ended June 30, 2019 was $7.4 million compared to $2.1 million for the corresponding periods in the prior year. The losses on disposal activities relate to incremental losses on the sale of specific non-core oil and gas assets in North America from our CS segment previously classified as assets held for sale.

Impairment of Assets Held for Sale, Including Goodwill

Impairment of assets held for sale, including goodwill, was $168.2 million for the nine months ended June 30, 2018. The loss was due to the disposition of certain non-core oil and gas businesses in North America from our CS segment. The disposition resulted in a remeasurement of the assets held for sale, which were recorded at their estimated fair values less costs to sell. Included in the impairment of assets held for sale was a goodwill impairment charge of $125.4 million. We did not incur an impairment charge during the three and nine months ended June 30, 2019.

Other Income

Our other income for the three months ended June 30, 2019 increased to $4.8 million from $2.7 million for the corresponding period last year.

Our other income for the nine months ended June 30, 2019 decreased to $12.7 million from $17.5 million for the corresponding period last year.

Other income is primarily comprised of interest income. The decrease in other income for the nine months ended June 30, 2019 was primarily due to a gain recorded in the nine months ended June 30, 2018 from a foreign exchange forward contract entered into as part of the refinance of our Credit Agreement in March 2018, as discussed below in “Liquidity and Capital Resources – Debt – 2014 Credit Agreement.”

Interest Expense

Our interest expense for the three months ended June 30, 2019 increased to $55.7 million as compared to $55.3 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2019 decreased to $169.6 million as compared to $212.0 million for the corresponding period last year.

The decrease in interest expense for the nine months ended June 30, 2019 was primarily due to a $34.5 million prepayment premium paid on our $800 million unsecured 5.750% Senior Notes due 2022 that was incurred during the nine months ended June 30, 2018 and did not repeat in 2019.

Income Tax Expense (Benefit)

Our income tax expense for the three months ended June 30, 2019 was $36.6 million as compared to $33.1 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impacts of an increase in overall pre-tax income of $33.8 million.

Our income tax expense for the nine months ended June 30, 2019 was $23.9 million as compared to income tax benefit of $38.4 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impacts of an increase in overall pre-tax income of $234.5 and a greater tax benefit from accounting for the tax impacts of the Tax Cuts and Jobs Act (Tax Act) and benefits related to changes in uncertain tax positions in the first quarter of fiscal 2018 as compared to the benefit recorded in the first quarter of fiscal 2019 related to releasing a valuation allowance as a result of final regulations related to the Tax Act.

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

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $83.7 million and $213.1 million for the three and nine months ended June 30, 2019, respectively, as compared to net income attributable to AECOM of $60.9 million and $52.5 million for the three and nine months ended June 30, 2018, respectively.

Results of Operations by Reportable Segment:

Design and Consulting Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$2,055.2	$2,105.4	$(50.2)	(2.4)%	$6,185.7	$6,052.0	$133.7	2.2%
Cost of revenue	1,912.7	1,989.3	(76.6)	(3.9)	5,797.7	5,737.8	59.9	1.0
Gross profit	$142.5	$116.1	$26.4	22.7%	$388.0	$314.2	$73.8	23.5%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.1	94.5	93.7	94.8
Gross profit	6.9%	5.5%	6.3%	5.2%

Revenue

Revenue for our DCS segment for the three months ended June 30, 2019 decreased $50.2 million, or 2.4%, to $2,055.2 million as compared to $2,105.4 million for the corresponding period last year.

Revenue for our DCS segment for the nine months ended June 30, 2019 increased $133.7 million, or 2.2%, to $6,185.7 million as compared to $6,052.0 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2019 was primarily attributable to the impact of foreign exchange.

The increase in revenue for the nine months ended June 30, 2019 was primarily attributable to an increase in the Americas of $230 million, largely due to increased work performed on a residential housing storm disaster relief program, offset by the impact of foreign exchange.

Gross Profit

Gross profit for our DCS segment for the three months ended June 30, 2019 increased $26.4 million, or 22.7%, to $142.5 million as compared to $116.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.9% of revenue for the three months ended June 30, 2019 from 5.5% in the corresponding period last year.

Gross profit for our DCS segment for the nine months ended June 30, 2019 increased $73.8 million, or 23.5%, to $388.0 million as compared to $314.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.3% of revenue for the nine months ended June 30, 2019 from 5.2% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three months ended June 30, 2019 were primarily due to reduced costs resulting from restructuring activities taken earlier in fiscal 2019.

The increases in gross profit and gross profit as a percentage of revenue for the nine months ended June 30, 2019 were primarily due to increased revenues in the Americas, including the residential housing storm disaster relief program increase discussed above and reduced costs resulting from restructuring activities taken earlier in fiscal 2019.

Construction Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$1,898.2	$2,106.7	$(208.5)	(9.9)%	$5,830.5	$6,120.5	$(290.0)	(4.7)%
Cost of revenue	1,881.9	2,097.6	(215.7)	(10.3)	5,794.3	6,097.6	(303.3)	(5.0)
Gross profit	$16.3	$9.1	$7.2	79.1%	$36.2	$22.9	$13.3	58.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	99.1	99.6	99.4	99.6
Gross profit	0.9%	0.4%	0.6%	0.4%

Revenue

Revenue for our CS segment for the three months ended June 30, 2019 decreased $208.5 million, or 9.9%, to $1,898.2 million as compared to $2,106.7 million for the corresponding period last year.

Revenue for our CS segment for the nine months ended June 30, 2019 decreased $290.0 million, or 4.7%, to $5,830.5 million as compared to $6,120.5 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2019 was primarily attributable to decreased revenue from the construction of residential high-rise buildings in the city of New York, airports, and sports arenas in the U.S. in our building construction business of approximately $180 million.

The decrease in revenue for the nine months ended June 30, 2019 was primarily attributable to decreased revenue from the construction of residential high-rise buildings in the city of New York, airports, and sports arenas in the U.S. in our building construction business of approximately $350 million. Additionally, the decrease was due to decreased revenue from our power business. These decreases were partially offset by increased revenue from our oil and gas business in the U.S.

Gross Profit

Gross profit for our CS segment for the three months ended June 30, 2019 increased $7.2 million, or 79.1%, to $16.3 million as compared to $9.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 0.9% of revenue for the three months ended June 30, 2019 from 0.4% in the corresponding period last year.

Gross profit for our CS segment for the nine months ended June 30, 2019 increased $13.3 million, or 58.1%, to $36.2 million as compared to $22.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 0.6% of revenue for the nine months ended June 30, 2019 from 0.4% in the corresponding period last year.

The increase in gross profit for the three months ended June 30, 2019 was primarily due to increased profitability in our oil and gas business in North America. The increase was offset by decreased performance on projects in our building construction business.

The increase in gross profit for the nine months ended June 30, 2019 was primarily due to increased profitability in the oil and gas business in North America. This increase was partially offset by a benefit from project performance on a power contract in the United States in the three months ended December 31, 2017 that did not repeat in the current period. The increase was also offset by decreased performance on projects in our building construction business.

Management Services

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenue	$1,025.3	$935.9	$89.4	9.6%	$3,034.6	$2,677.2	$357.4	13.3%
Cost of revenue	976.4	875.9	100.5	11.5	2,890.5	2,551.7	338.8	13.3
Gross profit	$48.9	$60.0	$(11.1)	(18.5)%	$144.1	$125.5	$18.6	14.8%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.2	93.6	95.3	95.3
Gross profit	4.8%	6.4%	4.7%	4.7%

Revenue

Revenue for our MS segment for the three months ended June 30, 2019 increased $89.4 million, or 9.6%, to $1,025.3 million as compared to $935.9 million for the corresponding period last year.

Revenue for our MS segment for the nine months ended June 30, 2019 increased $357.4 million, or 13.3%, to $3,034.6 million as compared to $2,677.2 million for the corresponding period last year.

The increases in revenue for the three and nine months ended June 30, 2019 were primarily due to a project with the Department of Defense.

Gross Profit

Gross profit for our MS segment for the three months ended June 30, 2019 decreased $11.1 million, or 18.5%, to $48.9 million as compared to $60.0 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 4.8% of revenue for the three months ended June 30, 2019 from 6.4% in the corresponding period last year.

Gross profit for our MS segment for the nine months ended June 30, 2019 increased $18.6 million, or 14.8%, to $144.1 million as compared to $125.5 million for the corresponding period last year. As a percentage of revenue, gross profit was 4.7% of revenue for the nine months ended June 30, 2019 and June 30, 2018.

The decrease in gross profit for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily due to a benefit of approximately $15 million from an anticipated recovery on a contract with the Department of Energy and approximately $10 million related to meeting milestones on another contract with the Department of Energy, both recorded in the three months ended June 30, 2018. The decrease in the three months ended June 30, 2019 was partially offset by the impact of increased revenue from the project with the Department of Defense discussed above.

The increase in gross profit for the nine months ended June 30, 2019 was primarily due to the increased revenue from the project with the Department of Defense discussed above. The increase was partially offset by the benefits from the Department of Energy projects recorded in the prior period, as noted above.

AECOM Capital

	Three Months Ended					Nine Months Ended
	June 30,	June 30,	Change			June 30,	June 30,	Change
	2019	2018	$	%		2019	2018	$	%
	(in millions)
Revenue	$1.5	$—	$1.5	NM	*	$6.9	$—	$6.9	NM
Equity in earnings of joint ventures	0.8	—	0.8	NM		8.0	—	8.0	NM
General and administrative expenses	(1.5)	(3.7)	2.2	(59.5)%		(4.9)	(9.2)	4.3	(46.7)%

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We sold non-core oil and gas assets in fiscal 2018 and we sold additional non-core oil and gas assets in the current quarter. We expect to spend approximately $60 to $70 million in restructuring costs in fiscal 2019, and we are evaluating our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2019, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2019, cash and cash equivalents were $793.6 million, a decrease of $93.1 million, or 10.5%, from $886.7 million at September 30, 2018. The decrease in cash and cash equivalents was primarily attributable to cash investments in unconsolidated joint ventures and repurchases of common stock, partially offset by net borrowings under our credit agreement.

Net cash used in operating activities was $16.1 million for the nine months ended June 30, 2019, compared with net cash provided of $242.7 million for the nine months ended June 30, 2018. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the nine months ended June 30, 2019 provided a net benefit of $4.0 million as compared to $40.1 million during the nine months ended June 30, 2018. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $123.6 million for the nine months ended June 30, 2019, as compared to $117.1 million for the nine months ended June 30, 2018. This increase in cash used was primarily attributable to an increase in investments in unconsolidated joint ventures of $41.3 million in our civil construction and ACAP businesses.

Net cash provided by financing activities was $46.5 million for the nine months ended June 30, 2019 as compared to net cash used in financing activities of $123.8 million for the nine months ended June 30, 2018. This change was primarily attributable to an increase in net borrowings under our credit agreements, partially offset by repurchases of common stock. Total borrowings may vary during the period. For the nine months ended June 30, 2019, our weighted average floating rate borrowings were $2,197.0 million.

AECOM Caribe, a subsidiary of the Company, has incurred payment delays supporting the storm recovery work in the U.S. Virgin Islands. AECOM Caribe signed several contracts with Virgin Islands authorities to provide emergency design, construction and technical services after two Category Five hurricanes devastated the Virgin Islands in 2017, that were dependent on federal funding. AECOM Caribe and its subcontractors have performed over $700 million of work under the Virgin Islands contracts and payment delays have increased working capital by over $200 million. We are currently negotiating with the Virgin Island authorities and U.S. Federal Emergency Management Agency to modify the contract and accelerate funding for current and future contractual payments; however, we can provide no certainty as to the timing or amount of future payments.

Working Capital

Working capital, or current assets less current liabilities, increased $333.5 million, or 33.4%, to $1,331.1 million at June 30, 2019 from $997.6 million at September 30, 2018. Net accounts receivable and contract assets, net of contract liabilities, increased to $4,858.2 at June 30, 2019 from $4,537.4 million at September 30, 2018. Working capital increased primarily due to ongoing storm recovery work in the U.S. Virgin Islands, as discussed above.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 89 days at June 30, 2019 compared to 78 days at September 30, 2018.

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

Debt

Debt consisted of the following:

	June 30,	September 30,
	2019	2018
	(in millions)
2014 Credit Agreement	$1,586.5	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.0	247.9
Other debt	218.0	191.8
Total debt	3,852.5	3,673.5
Less: Current portion of debt and short-term borrowings	(159.6)	(143.1)
Less: Unamortized debt issuance costs	(39.6)	(46.7)
Long-term debt	$3,653.3	$3,483.7

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2019:

Fiscal Year
2019 (three months remaining)	$75.7
2020	108.2
2021	348.4
2022	314.1
2023	668.9
Thereafter	2,337.2
Total	$3,852.5

2014 Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (USD) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some of our subsidiaries (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors’ pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

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

On September 29, 2016, the Credit Agreement and the Security Agreement were amended to (i) lower the applicable interest rate margins for the term loan A and the revolving credit facilities, and lower the applicable letter of credit fees and commitment fees to the revised consolidated leverage levels; (ii) extend the term of the term loan A and the revolving credit facility to September 29, 2021; (iii) add a new delayed draw term loan A facility tranche in the amount of $185.0 million; (iv) replace the then existing $500 million performance letter of credit facility with a $500 million basket to enter into secured letters of credit outside the Credit Agreement; and (v) revise covenants, including the Maximum Consolidated Leverage Ratio, so that the step down from a 5.00 to a 4.75 leverage ratio is effective as of March 31, 2017 as well as the investment basket for our ACAP business.

On March 31, 2017, the Credit Agreement was amended to (i) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans;” (ii) revise the definition of “Working Capital” as used in “Excess Cash Flow;” (iii) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (iv) amend provisions relating to our ability to undertake internal restructuring steps to accommodate changes in tax laws.

On March 13, 2018, the Credit Agreement was amended to (i) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (ii) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (iii) increase the capacity of our revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (iv) reduce our interest rate borrowing costs as follows: (a) the term loan B facility, at our election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (USD) term loan A facility, at our election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at our election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of our fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); and (v) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio steps down to 4.0.

On November 13, 2018, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase corporate restructuring allowances and provide for additional flexibility under the covenants for non-core asset dispositions, among other changes.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 4.0 at June 30, 2019. Our Consolidated Interest Coverage Ratio was 4.7 at June 30, 2019. As of June 30, 2019, we were in compliance with the covenants of the Credit Agreement.

At June 30, 2019 and September 30, 2018, outstanding standby letters of credit totaled $22.9 million and $28.7 million, respectively, under our revolving credit facilities. As of June 30, 2019 and September 30, 2018, we had $1,114.8 million and $1,321.3 million, respectively, available under our revolving credit facility.

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

As of June 30, 2019, the estimated fair value of the 2024 Notes was approximately $864.0 million. The estimated fair value of the 2024 Notes as of June 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

We were in compliance with the covenants relating to the 2024 Notes as of June 30, 2019.

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

As of June 30, 2019, the estimated fair value of the 2017 Senior Notes was approximately $1,035.0 million. The estimated fair value of the 2017 Senior Notes as of June 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes will be payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of June 30, 2019.

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

As of June 30, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $253.5 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of June 30, 2019 was $248.0 million. The estimated fair value of the 2022 URS Senior Notes as of June 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2019, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2019 and September 30, 2018, these outstanding standby letters of credit totaled $488.3 million and $486.4 million, respectively. As of June 30, 2019, we had $499.4 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2019 and 2018 was 4.7% and 4.6%, respectively.

Interest expense in the consolidated statement of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2019 of $2.4 million and $7.3 million, respectively, and for the three and nine months ended June 30, 2018 of $2.5 million and $15.1 million, respectively.

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

Other than normal property and equipment additions and replacements, expenditures to further the implementation of our various information technology systems, commitments under our incentive compensation programs, amounts we may expend to repurchase stock under our stock repurchase program and acquisitions from time to time and spin-off costs, we currently do not have any significant capital expenditures or outlays planned except as described below. However, if we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2019, there was approximately $511.2 million outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2019, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $360.8 million. The total amounts of employer contributions paid for the nine months ended June 30, 2019 were $9.2 million for U.S. plans and $21.7 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2019, we had $1,586.5 million in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the nine months ended June 30, 2019, our weighted average floating rate borrowings were $2,197.0 million, or $1,554.1 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2019 would have increased by $11.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2019 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

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

A United States federal government shutdown, payment delays or reduced demand for our services may have a material impact on our results of operation and financial condition.

The partial shutdown of the U.S. federal government in 2018 resulted in federal payment delays that negatively impacted our operational cash flow. Another U.S. federal government shutdown of similar or greater duration could significantly reduce demand for our services, delay payment and result in workforce reductions that may have a material adverse effect on our results of operation and financial condition. Moreover, a prolonged government shutdown could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. federal government’s ability to effectively process and our ability to perform on our U.S. government contracts and successfully compete for new work.

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

United States and foreign trade policy actions and tariffs, such as the March 2018 imposition of tariffs on steel and aluminum imports, could impact client spending and affect the profitability of our fixed-price construction projects. Where economies are weakening, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If economic conditions remain uncertain and/or weaken and/or government spending is reduced, our revenue and profitability could be adversely affected.

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

We had approximately $3.8 billion of indebtedness (excluding intercompany indebtedness) outstanding as of June 30, 2019, of which $1.8 billion was secured obligations (exclusive of $22.9 million of outstanding undrawn letters of credit) and we have an additional $1.1 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

This high level of indebtedness could have important negative consequences to us, including, but not limited to:

●	we may have difficulty satisfying our obligations with respect to outstanding debt obligations;
●	we may have difficulty obtaining financing in the future for working capital, acquisitions, capital expenditures or other purposes;
●	we may need to use all, or a substantial portion, of our available excess cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities, including, but not limited to, working capital requirements, acquisitions, capital expenditures or other general corporate or business activities;
●	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;
●	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;
●	our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;
●	we may have increased borrowing costs;
●	our clients, surety providers or insurance carriers may react adversely to our significant debt level;
●	we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary, to retire our debt instruments tendered to us upon maturity of our debt or the occurrence of a change of control, which would constitute an event of default under our debt instruments; and
●	our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

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

The Credit Agreement and the indentures governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:

●	incur additional indebtedness;
●	create liens;

●	pay dividends and make other distributions in respect of our equity securities;
●	redeem or repurchase our equity securities;
●	distribute excess cash flow from foreign to domestic subsidiaries;
●	make investments or other restricted payments;
●	sell assets;
●	enter into transactions with affiliates; and
●	effect mergers or consolidations.

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

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to:

●	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
●	require us to apply all of our available cash to repay the borrowings; or
●	prevent us from making debt service payments on our borrowings.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the nine months ended June 30, 2019 by $11.7 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

The uncertainty surrounding the implementation of, and effects of, the United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

In March 2017, the United Kingdom government initiated a process to withdraw from the European Union (Brexit) and began negotiating the terms of its separation. A withdrawal without a trade agreement in place could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Further, the uncertainty surrounding Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates. Our United Kingdom business is a significant part of our European operations with approximately 7,000 employees and revenues representing approximately 4% of our total revenue for the fiscal year ended September 30, 2018. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

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

During fiscal 2018, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 27% of our total revenue. There are risks inherent in doing business internationally, including:

●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, such as in the Middle East and Africa;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as recent retaliatory tariffs between the United States and China;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;
●	logistical and communication challenges; and

●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of June 30, 2019 and September 30, 2018, we were contingently liable for $4.8 billion and $5.3 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $511.2 million and $515.1 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Our business and results of operations could be adversely affected by the passage of climate change, defense, environmental, infrastructure and other laws, policies and regulations. Growing concerns about climate change and greenhouse gases, such as those adopted under the United Nations COP-21 Paris Agreement may result in the imposition of additional environmental regulations for our clients’ fossil fuel projects. For example, legislation, international protocols, regulation or other restrictions on emissions regulations could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. In addition, relaxation or repeal of laws and regulations, or changes in governmental policies regarding environmental, defense, infrastructure or other industries we serve could result in a decline in demand for our services, which could in turn negatively impact our revenues. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

We may be subject to substantial liabilities under environmental laws and regulations.

Our services are subject to numerous environmental protection laws and regulations that are complex and stringent. Our business involves in part the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to, pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities. We also regularly perform work, including construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands. In addition, we have contracts in support of U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of construction equipment. In the conduct of operations on these properties, and despite precautions having been taken, it is possible that there have been accidental releases of individually relatively small amounts of fuel, oils, hydraulic fluids and other fluids while storing or servicing this equipment. Such accidental releases though individually relatively small may have accumulated over time. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.

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

The proposed Spin-Off of our Management Services business into a stand-alone, publicly-traded company is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and we may not achieve some or all the intended benefits of the Spin-Off.

On June 17, 2019, we announced that our Board of Directors had approved a plan to pursue the separation of our Management Services business into a stand-alone, publicly-traded company, which is expected to be effected through the pro-rata distribution of the shares of common stock of the newly-formed entity holding the Management Services business to holders of AECOM common stock. Completion of the proposed Spin-Off will be subject to a number of customary conditions, including the effectiveness of a registration statement to be filed with the U.S. Securities and Exchange Commission, final approval of the AECOM Board of Directors and receipt of an opinion of counsel regarding the federal income tax treatment of the distribution. The Spin-Off may not be completed as currently expected, within the anticipated time frame or at all. The proposed Spin-Off is complex in nature and may be affected by unanticipated developments or changes, including changes in law, the macroeconomic, regulatory or political environment, changes in credit or equity markets, or changes in other market conditions. These or other unanticipated developments could delay or prevent the proposed Spin-Off or cause the proposed Spin-Off to occur on terms or conditions that are different than anticipated, including without limitation, the failure of the Spin-Off to qualify as tax-free to our stockholders, and the inability of the new Management Services company to incur indebtedness on acceptable terms. If the Spin-Off were ultimately determined to be taxable, we, our stockholders and/or the new Management Services company would incur income tax liabilities that could be significant. If the proposed Spin-Off is completed, we cannot assure that each company will be successful, or that we will achieve some or all of the expected benefits of the Spin-Off.

Whether or not the Spin-Off is completed, our businesses may face material challenges, including, without limitation:

●	the diversion of senior management’s attention from ongoing business concerns and overall impact on our business because of senior management’s attention to the Spin-Off;
●	maintaining employee morale and retaining key management and other employees;
●	retaining existing business and operational relationships, including with customers, suppliers, employees and other counterparties, and attracting new business and operational relationships;
●	execution and related risks in connection with the financing transactions undertaken in connection with the Spin-Off;
●	foreseen and unforeseen dis-synergy costs, costs of restructuring transactions (including taxes) and other significant costs and expenses; and
●	potential negative reactions from the financial markets if we fail to complete the Spin-Off as currently expected, within the anticipated time frame or at all.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock.

If the Spin-Off is completed, AECOM and the Management Services company’s operational and financial profiles will change, and each will be a smaller, less diversified company than AECOM as it exists today.

The separation will result in AECOM and the new Management Services company being smaller, less diversified companies with more limited businesses concentrated in their respective areas of focus. For example, following the expected Spin-Off, AECOM will be significantly more reliant on our DCS, CS and ACAP business segments. As a result, each of AECOM and the new Management Services company may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish as a result of the Spin-Off, such that each of AECOM’s and the new Management Services company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures, investments and service debt may be diminished. In addition, if the Spin-Off is completed, AECOM and the new Management Services company will incur ongoing costs, including costs of operating as independent companies, that the separated businesses will no longer be able to share. Those costs may exceed our estimates or could diminish the benefits we expect to realize from the proposed Spin-Off. It is anticipated that the effective tax rate for each separate company will differ from AECOM’s consolidated effective tax rate.

We may be unable to successfully execute or effectively integrate acquisitions and divestitures may not occur as planned.

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all, and during the integration of any acquisition, we may discover regulatory and compliance issues. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns; (ii) the failure to integrate acquired businesses on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; (iv) diversion of attention and increased burdens on our employees; and (v) the discovery of unanticipated liabilities or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification. Additional difficulties we may encounter as part of the integration process include the following:

●	the consequences of a change in tax treatment and the possibility that the full benefits anticipated from the acquisition or disposition will not be realized;
●	any delay in the integration or disposition of management teams, strategies, operations, products and services;
●	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
●	the ability to retain key employees;
●	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
●	the challenge of restructuring complex systems, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
●	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate beyond current estimates;
●	the ability to deduct or claim tax attributes or benefits such as operating losses, business or foreign tax credits; and
●	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or could reduce our earnings or otherwise adversely affect our business and financial results.

Our plans to divest certain businesses are subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated time frame, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

Divesting businesses involve risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships, and the fact that we may be subject to additional tax obligations or loss of certain tax benefits. Such actions also involve significant costs and require time and attention of our management, which may divert attention from other business operations. Because of these challenges, as well as market conditions or other factors, the anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. After we dispose of a business, we may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our results of operations. In addition, the divestiture of any business could negatively impact our profitability because of losses that may result from such a sale, the loss of sales and operating income, or a decrease in cash flows.

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

At June 30, 2019, our contracted backlog was approximately $23.2 billion, our awarded backlog was approximately $33.6 billion and our unconsolidated joint venture backlog was approximately $2.1 billion for a total backlog of $58.9 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $22.6 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.6 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

●	ability of our Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;
●	vesting of exclusive authority in our Board of Directors to determine the size of the board (subject to limited exceptions) and to fill vacancies;
●	advance notice requirements for stockholder proposals and nominations for election to our Board of Directors; and
●	prohibitions on our stockholders from acting by written consent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock (the “Program”). Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. The Company did not make any repurchases under the Program during the three months ended June 30, 2019. The maximum approximate dollar value of shares that may yet be purchased under the Program is $790.0 million.

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

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws	Form 8-K	3.2	11/15/2018

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosures				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.				X

*  Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 7, 2019	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer