Form 10-K
period 2019-09-30
AECOM
filed 2019-11-13
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes  ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes  ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of registrant’s common stock held by non-affiliates on March 29, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $4.4 billion.

Number of shares of the registrant’s common stock outstanding as of November 4, 2019: 157,086,194

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal 2019 year end.

PART I

ITEM 1. BUSINESS

In this report, we use the terms “the Company,” “we,” “us” and “our” to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2018 as “fiscal 2018” and the fiscal year ended September 30, 2019 as “fiscal 2019.”

Overview

We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world. According to Engineering News-Record’s (ENR’s) 2019 Design Survey, we are the second largest general architectural and engineering design firm in the world, ranked by 2018 design revenue. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation and general building.

We were formed in 1980 as Ashland Technology Company, a Delaware corporation and a wholly-owned subsidiary of Ashland, Inc., an oil and gas refining and distribution company. Since becoming independent of Ashland Inc., we have grown by a combination of organic growth and strategic mergers and acquisitions from approximately 3,300 employees and $387 million in revenue in fiscal 1991, the first full fiscal year of independent operations, to approximately 86,000 employees at September 30, 2019 and $20.2 billion in revenue for fiscal 2019. We completed the initial public offering of our common stock in May 2007 and these shares are traded on the New York Stock Exchange.

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

●	Design and Consulting Services (DCS): Planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government.
●	Construction Services (CS): Construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas.
●	Management Services (MS): Program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and other national governments around the world.
●	AECOM Capital (ACAP): Investments primarily in real estate projects.

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

We provide the services in our DCS segment both directly and through joint ventures or similar partner arrangements to the following end markets or business sectors:

Transportation.

●	Transit and Rail. Light rail, heavy rail (including high-speed, commuter and freight) and multimodal transit projects.
●	Marine, Ports and Harbors. Wharf facilities and container port facilities for private and public port operators.
●	Highways, Bridges and Tunnels. Interstate, primary and secondary urban and rural highway systems and bridge projects.
●	Aviation. Landside terminal and airside facilities, runways and taxiways.

Facilities.

●	Government. Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.
●	Industrial. Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.
●	Urban Master Planning/Design. Strategic planning and master planning services for new cities and major mixed use developments in India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom and the United States.
●	Commercial and Leisure Facilities. Corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities and corporate campuses.

●	Educational. College and university campuses.
●	Health Care. Private and public health facilities.
●	Correctional. Detention and correction facilities throughout the world.

Environmental.

●	Water and Wastewater. Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water re-use technologies.
●	Environmental Management. Remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management.
●	Water Resources. Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.

Energy/Power.

●	Demand Side Management. Public K-12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.
●	Transmission and Distribution. Power stations and electric transmissions and distribution and co-generation systems.
●	Alternative/Renewable Energy. Production facilities such as ethanol plants, wind farms and micro hydropower and geothermal subsections of regional power grids.
●	Hydropower/Dams. Hydroelectric power stations, dams, spillways, and flood control systems.
●	Solar. Solar photovoltaic projects and environmental permitting services.

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

We provide the services in our CS segment both directly and through joint ventures or similar partner arrangements, to the following end markets and business sectors:

Building.  We provide construction, program and construction management services for large scale building and facility construction projects around the world including:

●	Sports arenas;
●	Modern office and residential towers;
●	Hotel and gaming facilities;
●	Meeting and exhibition spaces;
●	Performance venues;

●	Education facilities;
●	Mass transit terminals; and
●	Data centers.

Energy. We plan, design, engineer, construct, retrofit and maintain a wide range of power-generating facilities, as well as the systems that transmit and distribute electricity. We provide these services to utilities, industrial co-generators, independent power producers, original equipment manufacturers and government utilities including:

●	Fossil fuel power generating facilities;
●	Nuclear power generating facilities and decommissioning;
●	Hydroelectric power generating facilities;
●	Alternative and renewable energy sources, including biomass, geothermal, solar energy and wind systems;
●	Transmission and distribution systems; and
●	Emissions control systems.

We also provide a wide range of planning, design, engineering, construction, production, and operations and maintenance services across the oil and gas upstream, midstream and downstream supply chain. For downstream refining and processing operations, we design and construct gas treatment and processing, refining and petrochemical facilities, and provide asset management and maintenance services for oil sands production facilities, oil refineries and related chemical, energy, power and processing plants. For oil and gas production, we provide construction, fabrication and installation, commissioning and maintenance services for field production facilities, equipment and process modules, site infrastructure and off-site support facilities including:

●	Construction of access roads and well pads, and field production facilities;
●	Pipeline construction, installation, maintenance and repair; and
●	Equipment and process module fabrication, installation and maintenance.

Infrastructure and Industrial.  We provide construction, design-build program and construction management services for large scale infrastructure projects around the world including design-build services. We also provide a wide range of engineering, procurement and construction services for industrial and process facilities and the expansion, modification and upgrade of existing facilities. We provide these services to local, state, federal and national governments as well as corporations including:

●	Highways, bridges, airports, rail and other transit projects;
●	Maritime and terminal facilities;
●	Dams, water and waste water projects;
●	Industrial production facilities; and
●	Mines and mining facilities.

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

We provide a wide array of classified and unclassified services in our MS segment, both directly and through joint ventures or similar partner arrangements, including:

●	Operation and maintenance of complex government installations, including military bases and test ranges;
●	Network and communications engineering, software engineering, IT infrastructure design and implementation, cyber defense and cloud computing technologies;
●	Deactivation, decommissioning and disposal of nuclear and high hazard waste;
●	Management and operations and maintenance services for complex DOE and NDA programs and facilities;
●	Testing and development of new components and platforms, as well as engineering and technical support for the modernization of aging weapon systems;
●	Logistics support for government supply and distribution networks, including warehousing, packaging, delivery and traffic management;
●	Acquisition support for new weapons platforms;
●	Maintenance planning to extend the service life of weapons systems and other military equipment;
●	Maintenance, modification and overhaul of military aircraft and ground vehicles;
●	Safety analyses for high-hazard facilities and licensing for DOE sites;
●	Threat assessments of public facilities and the development of force protection and security systems;
●	Planning and conducting emergency preparedness exercises;
●	First responder training for the military and other government agencies;
●	Management and operations and maintenance of chemical agent and chemical weapon disposal facilities;
●	Installation of monitoring technology to detect the movement of nuclear and radiological materials across national borders;
●	Planning, design and construction of aircraft hangars, barracks, military hospitals and other government buildings; and
●	Environmental remediation and restoration for the redevelopment of military bases and other government and commercial installations, including commercial reactor deactivation and demolition.

Our AECOM Capital Segment

ACAP was formed in 2013 and primarily invests in and develops real estate projects. ACAP typically partners with investors and experienced developers as co-general partners. ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM or an affiliate may provide guarantees of certain financial obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees. We partnered with Canyon Partners to form a joint registered investment advisor focused on investing in co-general partner equity opportunities in development and value-add commercial real estate projects in the United States.

Our Clients

Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30,
	($ in millions)
	2019		2018		2017
U.S. Federal Government
DCS	$1,131.3	6%	$957.5	5%	$687.7	4%
CS	293.9	1	293.4	1	138.4	1
MS	3,842.1	19	3,424.3	17	3,122.3	17
Subtotal U.S. Federal Government	5,267.3	26	4,675.2	23	3,948.4	22
U.S. State and Local Governments	3,256.2	16	3,750.7	19	2,808.1	15
Non-U.S. Governments	2,120.8	11	2,200.6	11	1,980.4	11
Subtotal Governments	10,644.3	53	10,626.5	53	8,736.9	48
Private Entities (worldwide)	9,529.0	47	9,529.0	47	9,466.5	52
Total	$20,173.3	100%	$20,155.5	100%	$18,203.4	100%

Other than the U.S. federal government, no single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 26%, 23% and 22% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2019, 2018 and 2017, respectively. One of these contracts accounted for approximately 3%, 2% and 3% of our revenue in the years ended September 30, 2019, 2018 and 2017, respectively. The work attributed to the U.S. federal government includes our work for the Department of Defense, Department of Energy, Department of Justice and the Department of Homeland Security.

Contracts

The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts.

Cost-Reimbursable Contracts

Cost-reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time-and-materials price contracts. Under cost-plus contracts, we charge clients for our costs, including both direct and indirect costs, plus a negotiated fee or rate. We recognize revenues based on actual direct costs incurred and the applicable fixed rate or portion of the fixed fee earned as of the balance sheet date. Under time-and-materials price contracts, we negotiate hourly billing rates and charge clients based on the actual time we expend on the project. In addition, clients reimburse us for materials and other direct incidental expenditures incurred in connection with our performance under the contract. Time-and-

material price contracts may also have a fixed-price element in the form of not-to-exceed or guaranteed maximum price provisions.

Some cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, we may share award fees with subcontractors. We generally recognize revenue to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating revenue and profit rates, and record revenue related to the award fees when there is sufficient information to assess anticipated contract performance and a significant reversal of the award fee is not probable. Once an award is received, the estimated or accrued fees are adjusted to the actual award amount.

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

Guaranteed Maximum Price Contracts

Guaranteed maximum price contracts (GMP) share many of the same contract provisions as cost-plus and fixed-price contracts. As with cost-plus contracts, clients are provided a disclosure of all project costs, and a lump sum percentage fee is separately identified. We provide clients with a guaranteed price for the overall project (adjusted for change orders issued by clients) and a schedule including the expected completion date. Cost overruns or costs associated with project delays in completion could generally be our responsibility. For many of our commercial or residential GMP contracts, the final price is generally not established until we have subcontracted a substantial percentage of the trade contracts with terms consistent with the master contract, and we have negotiated additional contract limitations, such as waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages. Revenue is recognized for GMP contracts as project costs are incurred relative to total estimated project costs.

Fixed-Price Contracts

Fixed-price contracts include both lump-sum and fixed-unit price contracts. Under lump-sum contracts, we perform all the work under the contract for a specified fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Under fixed-unit price contracts, we perform a number of units of work at an agreed price per unit with the total payment under the contract determined by the actual number of units delivered. Revenue is recognized for fixed-price contracts using the input method measured on a cost-to-cost basis.

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

For the year ended September 30, 2019, our revenue was comprised of 51%, 20%, and 29% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

Joint Ventures

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. Backlog for our consolidated subsidiaries is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. We report transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $23.6 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provision of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.7 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. The net results of our unconsolidated joint ventures are recognized as equity earnings, and awarded and contracted backlog representing our proportionate share of work to be performed by unconsolidated joint ventures is not presented as revenue in our Consolidated Statements of Operations. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2019 increased $5.6 billion, or 10.4%, to $59.7 billion as compared to $54.1 billion for the corresponding period last year, primarily due to the increase in our CS segment.

The following summarizes contracted and awarded backlog (in billions):

	September 30,
	2019	2018
Contracted backlog:
DCS segment	$9.7	$9.2
CS segment	10.5	9.3
MS segment	4.1	3.4
Total contracted backlog	$24.3	$21.9
Awarded backlog:
DCS segment	$6.6	$7.5
CS segment	12.5	7.2
MS segment	14.0	14.5
Total awarded backlog	$33.1	$29.2
Unconsolidated joint venture backlog:
CS segment	$1.3	$2.0
MS segment	1.0	1.0
Total unconsolidated joint venture backlog	$2.3	$3.0
Total backlog:
DCS segment	$16.3	$16.7
CS segment	24.3	18.5
MS segment	19.1	18.9
Total backlog	$59.7	$54.1

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

Seasonality

We experience seasonal trends in our business. Our revenue is typically higher in the last half of the fiscal year. The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. We find that the U.S. federal government tends to authorize more work during the period preceding the end of our fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. Further, our construction management revenue typically increases during the high construction season of the summer months. Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services. Our construction and project management services also typically expand during the high construction season of the summer months. The first quarter of our fiscal year (October 1 to December 31) is typically our lowest revenue quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period. For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

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

Anti-Bribery and other regulations.  We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that “fails to prevent bribery” committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries. We provide services to the DOD and other defense-related entities that often require specialized professional qualifications and security clearances. In addition, as engineering design services professionals, we are subject to a variety of local, state, federal and foreign licensing and permit requirements and ethics rules.

Personnel

Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2019, we employed approximately

86,000 persons, of whom approximately 43,000 were employed in the United States. Over 5,000 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

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

Available Information

The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC also maintains a web site (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the “Investors” section. Copies of the information identified above may be obtained without charge from us by writing to AECOM, 1999 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Corporate Secretary.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2019 and 2018, approximately 53% and 53%, respectively, of our revenue was derived from contracts with government entities.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, a qui tam lawsuit related to an affiliate was unsealed in 2016. Qui tam lawsuits typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We had approximately $3.4 billion of indebtedness (excluding intercompany indebtedness) outstanding as of September 30, 2019, of which $1.4 billion was secured obligations (exclusive of $22.8 million of outstanding undrawn letters of credit) and we have an additional $1.3 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2019 by $15.2 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (half of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The Bipartisan Budget Act (BBA) of 2019 eliminates sequestration on discretionary accounts in 2020 and 2021 by increasing federal discretionary spending limits until 2021. The BBA also temporarily suspends the public debt limit through July 31, 2021. However, the Budget Control Act of 2011 remains in place, extended through 2029 and absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from fiscal 2022 through fiscal 2029. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

The uncertainty surrounding the implementation of, and effects of, the United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

In March 2017, the United Kingdom government initiated a process to withdraw from the European Union (Brexit) and began negotiating the terms of its separation. A withdrawal without a trade agreement in place could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Further, the uncertainty surrounding Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates. Our United Kingdom business is a significant part of our European operations with approximately 7,000 employees and revenues representing approximately 4% of our total revenue for the fiscal year ended September 30, 2019. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

During fiscal 2019, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 26% of our total revenue. There are risks inherent in doing business internationally, including:

●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, such as in the Middle East and South East Asia;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as recent retaliatory tariffs between the United States and China;
●	recent political unrest in Hong Kong where AECOM has a significant presence;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;
●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

We develop, install and maintain information technology systems for our clients and employees. We may experience errors, outages, or delays of service in our information technology systems, which could significantly disrupt our operations, impact our clients and employees, damage our reputation, and result in litigation and regulatory fines or penalties. Client contracts for the performance of information technology services, primarily with the federal government, as well as various privacy and securities laws pertaining to client and employee usage, require us to manage and protect sensitive and proprietary information. For example, the European’s Union General Data Protection Regulation extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. In addition, the California Consumer Privacy Act increased the penalties for data privacy incidents.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the year ended September 30, 2019, we recorded a noncash impairment of long-lived assets, including goodwill of $615.4 million primarily related to a decrease in the estimated recovery and fair value of reporting units with self-performed at-risk construction exposure in the CS segment.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2019, our revenue was comprised of 51%, 20%, and 29% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions and tariffs such as the 2018 tariffs on steel and aluminum imports in the United States could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2019 and September 30, 2018, we were contingently liable for $4.8 billion and $5.3 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $493.7 million and $515.1 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 14% of our fiscal 2019 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 2% of our fiscal 2019 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2019, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $483.9 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2019, we contributed $52.3 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

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

The proposed sale of our Management Services business is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and we may not achieve any or all the intended benefits of the sale.

On October 12, 2019, AECOM entered into a purchase and sale agreement with an affiliate of American Securities LLC and Lindsay Goldberg LLC to sell Management Services for a purchase price of $2.405 billion, subject to customary cash, debt and working capital adjustments. The transaction is expected to close in the first half of fiscal 2020; however, unanticipated developments could delay or prevent consummation of the proposed sale. The consummation of the sale is subject to customary closing conditions. Whether or not the sale is completed, our businesses may face material challenges, including, without limitation:

●	the diversion of senior management’s attention from ongoing business concerns and overall impact on our business because of senior management’s attention to the sale;
●	maintaining employee morale and retaining key management and other employees;
●	uncertainties as to the timing of the consummation of the sale or whether it will be completed;
●	the risk that any consents or regulatory or other approvals required in connection with the sale will not be received or obtained within the expected time frame, on the expected terms at all;
●	dis-synergy costs, costs of restructuring transactions (including taxes) and other significant costs and expenses; and
●	potential negative reactions from the financial markets if we fail to complete the sale as currently expected, within the anticipated time frame or at all.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock.

If the Management Services sale is completed, AECOM will be a smaller, less diversified company than as it exists today.

The sale of Management Services will result in AECOM being a smaller, less diversified company with more limited businesses concentrated in its areas of focus. For example, following the expected sale, AECOM will be significantly more reliant on our remaining business segments. As a result, AECOM may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. The diversification of revenues, costs, and cash flows will diminish as a result of the sale, such that AECOM’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures, investments and service debt may be diminished. If the sale is completed, AECOM will incur ongoing costs and retain certain legal claims that were previously allocated to the Management Services business. Those costs may exceed our estimates or could diminish the benefits we expect to realize from the proposed sale.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government, no one client accounted for over 10% of our revenue for fiscal 2019, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

At September 30, 2019, our contracted backlog was approximately $24.3 billion, our awarded backlog was approximately $33.1 billion and our unconsolidated joint venture backlog was approximately $2.3 billion for a total backlog of $59.7 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $23.6 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.7 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations. For example, in August 2016, an affiliate entered into a settlement related to, among other things, alleged deficiencies in a traffic forecast. If we were found to be liable for any claims related to our client work product, our business could be adversely affected.

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

We are subject to tax laws in the U.S. and numerous foreign jurisdictions. Many international legislative and regulatory bodies have proposed and/or enacted legislation that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Due to the large scale of our U.S. and international business activities, many of these proposed and enacted changes to the taxation of our activities could increase our worldwide effective tax rate and harm results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located in approximately 31,500 square feet of space at 1999 Avenue of the Stars, Los Angeles, California. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 10.8 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We may add additional facilities from time to time in the future as the need arises.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ACM.” According to the records of our transfer agent, there were 1,997 stockholders of record as of November 4, 2019.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plans

The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2019:

	Column A		Column B		Column C
Number of securities
remaining available
	Number of securities		Weighted‑average		for future
	to be issued		exercise price of		issuance under
	upon exercise		outstanding		equity compensation
	of outstanding		options,		plans (excluding
	options, warrants,		warrants, and		securities reflected
Plan Category	and rights(1)		rights		in Column A)
Equity compensation plans not approved by stockholders:	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	5,711,366	(1)	$31.62	(2)	11,573,972
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		10,765,123
Total	5,711,366		$31.62		22,339,095
(1)

Includes 127,714 shares issuable upon the exercise of stock options, 3,318,009 shares issuable upon the vesting of Restricted Stock Units and 2,265,643 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(2)	Weighted-average exercise price of outstanding options only.
(3)	Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

Performance Measurement Comparison(1)

The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, and the S&P Composite 1500 Construction & Engineering, from October 3, 2014 to September 27, 2019. We removed the S&P 500 Aerospace and Defense index due to the proposed sale of our Management Services business.

We believe the S&P 400 MidCap is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P Composite 1500 Construction & Engineering index is an appropriate third party published industry index since it measures the performance of engineering and construction companies.

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. A summary of the repurchase activity for the three months ended September 30, 2019 is as follows:

	Total Number		Total Number of Shares	Maximum Dollar Value that
	of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans or Programs	the Plans or Programs
July 1 – 31, 2019	—	$—	—	$790,000,000
August 1 – 31, 2019	—	—	—	790,000,000
September 1 – 30, 2019	399,500	37.87	399,500	774,871,000
Total	399,500	$37.87	399,500

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes, which are included in this Form 10-K. We derived the selected consolidated financial data from our audited consolidated financial statements.

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenue	$20,173	$20,156	$18,203	$17,411	$17,990
Cost of revenue	19,360	19,505	17,519	16,768	17,455
Gross profit	813	651	684	643	535
Equity in earnings of joint ventures	81	81	142	104	106
General and administrative expenses	(148)	(136)	(134)	(115)	(114)
Restructuring costs	(95)	—	—	—	—
(Loss) gain on disposal activities	(11)	(3)	1	(43)	—
Impairment of long-lived assets, including goodwill	(615)	(168)	—	—	—
Acquisition and integration expenses	—	—	(39)	(214)	(398)
Income from operations	25	425	654	375	129
Other income	17	20	7	8	19
Interest expense	(226)	(268)	(232)	(258)	(299)
(Loss) income before income tax (benefit) expense	(184)	177	429	125	(151)
Income tax (benefit) expense	—	(20)	8	(38)	(80)
Net (loss) income	(184)	197	421	163	(71)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(77)	(61)	(82)	(67)	(84)
Net (loss) income attributable to AECOM	$(261)	$136	$339	$96	$(155)

Net (loss) income attributable to AECOM per share:
Basic	$(1.66)	$0.86	$2.18	$0.62	$(1.04)
Diluted	$(1.66)	$0.84	$2.13	$0.62	$(1.04)

Weighted average shares outstanding: (in millions)
Basic	157	159	156	155	150
Diluted	157	162	159	156	150

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$261	$268	$279	$399	$599
Amortization expense of acquired intangible assets (2)	86	97	103	202	391
Capital expenditures, net of disposals	83	87	78	137	69
Contracted backlog	$24,296	$21,863	$24,234	$23,710	$24,468
Number of full‑time and part‑time employees	86,000	87,000	87,000	87,000	92,000
(1)	Includes amortization of deferred debt issuance costs.
(2)	Included in depreciation and amortization above.

	As of September 30,
	2019	2018	2017	2016	2015
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,080	$887	$802	$692	$684
Working capital	1,073	998	1,104	696	1,410
Total assets	14,462	14,681	14,397	13,670	14,014
Long‑term debt excluding current portion	3,286	3,484	3,702	3,702	4,447
AECOM Stockholders’ equity	3,691	4,093	3,996	3,367	3,408

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; the sale of Management Services from AECOM and our business expectations after the sale is completed; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; uncertainties as to the timing and completion of the proposed sale of the Company’s Management Services business (“the proposed sale”) or whether it will be completed; risks associated with the impact or terms of the proposed sale; risks associated with the benefits and costs of the proposed sale, including the risk that the expected benefits of the proposed sale or any contingent purchase price will not be realized within the expected time frame, in full or at all, and the risk that conditions to the proposed sale will not be satisfied and/or that the proposed sale will not be completed within the expected time frame, on the expected terms or at all; the risk that any consents or regulatory or other approvals required in connection with the proposed sale will not be received or obtained within the expected time frame, on the expected terms or at all; the risk that the financing intended to fund the proposed sale may not be obtained; the risk that costs of restructuring transactions and other costs incurred in connection with the proposed sale will exceed our estimates or otherwise adversely affect our business or operations; the impact of the proposed sale on our businesses and the risk that consummating the proposed sale may be more difficult, time-consuming or costly than expected; as well as other additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

All subsequent written and oral forward-looking statements concerning the Company or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. You are cautioned not to place undue reliance on these forward-looking statements, which speak only to the date they are made. The Company is under no obligation (and expressly disclaims any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise. Please review “Part I, Item 1A—Risk Factors” in this Annual Report for a discussion of the factors, risks and uncertainties that could affect our future results.

Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2018 as “fiscal 2018” and the fiscal year ended September 30, 2019 as “fiscal 2019.”

Overview

We are a leading fully integrated firm positioned to design, build, finance and operate infrastructure assets for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets. We also provide construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas. In addition, we provide program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world.

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

As part of our capital allocation commitments, we repurchased common stock under our $1 billion authorization in  the first, second and fourth quarters of fiscal 2019 and we intend to deploy future free cash flow towards debt reduction and stock repurchases.

United States and foreign trade policy actions and tariffs such as the March 2018 imposition of tariffs on steel and aluminum imports could impact client spending and affect the profitability of our fixed-price construction projects and other services.

Recent political unrest in Hong Kong where we have a significant presence could negatively impact our business.

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

We expect to incur restructuring costs of $130 million to $160 million in fiscal year 2020 primarily related to costs associated with the sale of the Management Services business and expected exit of at-risk, self-perform construction.  Total cash costs for the restructuring are expected to be between $160 and $180 million, including capital expenditures associated with real estate restructuring of approximately $40 million.

We cannot determine if future climate change and greenhouse gas laws and policies, such as the United Nations’ COP-21 Paris Agreement, will have a material impact on our business or our clients’ business; however, we expect future environmental laws and policies could negatively impact demand for our services related to fossil fuel projects and positively impact demand for our services related to environmental, infrastructure, nuclear and alternative energy projects.

On October 12, 2019, AECOM entered into a purchase and sale agreement with an affiliate of American Securities LLC and Lindsay Goldberg LLC to sell our Management Services business segment for a purchase price of $2.405 billion, subject to customary cash, debt and working capital adjustments. The transaction is expected to close in the second quarter of fiscal 2020.

Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the years ended September 30, 2018 and 2017 was $5.6 million and $164.4 million, respectively. There were no acquisitions consummated during the year ended September 30, 2019.

All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(in millions)
Other Financial Data:
Revenue	$20,173	$20,156	$18,203	$17,411	$17,990
Cost of revenue	19,360	19,505	17,519	16,768	17,455
Gross profit	813	651	684	643	535
Equity in earnings of joint ventures	81	81	142	104	106
General and administrative expenses	(148)	(136)	(134)	(115)	(114)
Restructuring cost	(95)	—	—	—	—
(Loss) gain on disposal activities	(11)	(3)	1	(43)	—
Impairment of long-lived assets, including goodwill	(615)	(168)	—	—	—
Acquisition and integration expenses	—	—	(39)	(214)	(398)
Income from operations	$25	$425	$654	$375	$129

Revenue

We generate revenue primarily by providing planning, consulting, architectural and engineering design services to commercial and government clients around the world. Our revenue consists of both services provided by our employees and pass-through fees from subcontractors and other direct costs. We generally recognize revenue over time as performance obligations are satisfied and control over promised goods or services are transferred to our customers. We generally measure progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred.

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

Goodwill Impairment

See Critical Accounting Policies and Consolidated Results below.

Income Tax Expense (Benefit)

As a global enterprise, income tax expense/(benefit) and our effective tax rates can be affected by many factors, including changes in our worldwide mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, the extent to which the earnings are indefinitely reinvested outside of the United States, our acquisition strategy, tax incentives and credits available to us, changes in judgment regarding the realizability of our deferred tax assets, changes in existing tax laws and our assessment of uncertain tax positions. Our tax returns are routinely audited by the taxing authorities and settlements of issues raised in these audits can also sometimes affect our effective tax rate.

Geographic Information

For geographic financial information, please refer to Note 4 and Note 19 in the notes to our consolidated financial statements found elsewhere in the Form 10-K.

Critical Accounting Policies

Our financial statements are presented in accordance with accounting principles generally accepted in the United States (GAAP). Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

Revenue Recognition

Our accounting policies establish principles for recognizing revenue upon the transfer of control of promised goods or services to customers. We generally recognize revenues over time as performance obligations are satisfied. We generally measure our progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing these services, we routinely subcontract for services and incur other direct cost on behalf of our clients. These costs are passed through to clients, and in accordance with accounting rules, are included in our revenue and cost of revenue.

Revenue recognition and profit is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, such as engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates. Additionally, we are required to make estimates for the amount of consideration to be received, including bonuses, awards, incentive fees, claims, unpriced change orders, penalties and liquidated damages. Variable consideration is included in the estimate of transaction price only to the extent that a significant reversal would not be probable. We continuously monitor factors that may affect the quality of our estimates, and material changes in estimates are disclosed accordingly.

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved contracts as to both scope and price or other causes of unanticipated additional costs. We record contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and only to the extent that a significant reversal would not be probable. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

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

Allowance for Doubtful Accounts

We record accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of our clients. The factors we consider in our contract evaluations include, but are not limited to:

●	Client type—federal or state and local government or commercial client;
●	Historical contract performance;
●	Historical collection and delinquency trends;
●	Client credit worthiness; and
●	General economic conditions.

Contract Assets and Contract Liabilities

Contract assets represent the contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.

Contract liabilities represent the billings to date, as allowed under the terms of a contract, but not yet recognized as contract revenue using our revenue recognition policy.

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

Additionally, our ACAP segment primarily invests in real estate projects.

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

Undistributed Non-U.S. Earnings.  The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations of approximately $1.8 billion because we have the ability to and intend to permanently reinvest these basis differences overseas. If we were to repatriate these basis differences, additional taxes could be due at that time.

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

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include backlog and customer relationships.

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

Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, as of September 30, 2019, a 1% increase in the WACC rate represents a $900 million decrease to the fair value of our reporting units. As of September 30, 2019, a 1% decrease in the terminal growth rate represents a $500 million decrease to the fair value of our reporting units.

Pension Benefit Obligations

A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $26.6 million to our international plans in fiscal 2020. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $14.7 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2020. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $83.0 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.4 million and increase by approximately $3.5 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $40.8 million and plan expense would increase by approximately $2.2 million.

At each measurement date, all assumptions are reviewed and adjusted as appropriate. With respect to establishing the return on assets assumption, we consider the long term capital market expectations for each asset class held as an investment by the various pension plans. In addition to expected returns for each asset class, we take into account standard deviation of returns and correlation between asset classes. This is necessary in order to generate a distribution of possible returns which reflects diversification of assets. Based on this information, a distribution of possible returns is generated based on the plan’s target asset allocation.

Capital market expectations for determining the long term rate of return on assets are based on forward-looking assumptions which reflect a 20-year view of the capital markets. In establishing those capital market assumptions and expectations, we rely on the assistance of our actuaries and our investment consultants. We and the plan trustees review whether changes to the various plans’ target asset allocations are appropriate. A change in the plans’ target asset allocations would likely result in a change in the expected return on asset assumptions. In assessing a plan’s asset allocation strategy, we and the plan trustees consider factors such as the structure of the plan’s liabilities, the plan’s funded status, and the impact of the asset allocation to the volatility of the plan’s funded status, so that the overall risk level resulting from our defined benefit plans is appropriate within our risk management strategy.

Between September 30, 2018 and September 30, 2019, the aggregate worldwide pension deficit increased from $400.5 million to $483.9 million due to decreased discount rates. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Foreign Currency Translation

Our functional currency is the U.S. dollar. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders’ equity.

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

Fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2019	2018	$	%
	($ in millions)
Revenue	$20,173.3	$20,155.5	$17.8	0.1%
Cost of revenue	19,359.9	19,504.9	(145.0)	(0.7)
Gross profit	813.4	650.6	162.8	25.0
Equity in earnings of joint ventures	81.0	81.1	(0.1)	(0.1)
General and administrative expenses	(148.1)	(135.7)	(12.4)	9.1
Restructuring cost	(95.4)	—	(95.4)	NM *
Loss on disposal activities	(10.4)	(2.9)	(7.5)	258.6
Impairment of long-lived assets, including goodwill	(615.4)	(168.2)	(447.2)	265.9
Income from operations	25.1	424.9	(399.8)	(94.1)
Other income	16.8	20.1	(3.3)	(16.4)
Interest expense	(226.0)	(267.5)	41.5	(15.5)
(Loss) income before income tax benefit	(184.1)	177.5	(361.6)	(203.7)
Income tax benefit	(0.1)	(19.7)	19.6	(99.5)
Net (loss) income	(184.0)	197.2	(381.2)	(193.3)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(77.1)	(60.7)	(16.4)	27.0
Net (loss) income attributable to AECOM	$(261.1)	$136.5	$(397.6)	(291.3)%

*NM - Not meaningful

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	96.0	96.8
Gross profit	4.0	3.2
Equity in earnings of joint ventures	0.4	0.4
General and administrative expenses	(0.6)	(0.7)
Restructuring costs	(0.5)	0.0
Loss on disposal activities	(0.1)	0.0
Impairment of long-lived assets, including goodwill	(3.1)	(0.8)
Income from operations	0.1	2.1
Other income	0.1	0.1
Interest expense	(1.1)	(1.3)
(Loss) Income before income tax benefit	(0.9)	0.9
Income tax benefit	0.0	(0.1)
Net (loss) income	(0.9)	1.0
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.4)	(0.3)
Net (loss) income attributable to AECOM	(1.3)%	0.7%

Revenue

Our revenue for the year ended September 30, 2019 increased $17.8 million, or 0.1%, to $20,173.3 million as compared to $20,155.5 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2019 was primarily attributable to an increase in our MS segment of $424.6 million, an increase in our DCS segment of $45.1 million, and an increase in our ACAP segment of $8.2 million, offset by a decrease in our CS segment of $460.1 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the years ended September 30, 2019 and 2018 were $10.3 billion and $10.7 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue decreased to 51% during the year ended September 30, 2019 compared with 53% during the year ended September 30, 2018.

Gross Profit

Our gross profit for the year ended September 30, 2019 increased $162.8 million, or 25.0%, to $813.4 million as compared to $650.6 million for the corresponding period last year. For the year ended September 30, 2019, gross profit, as a percentage of revenue, increased to 4.0% from 3.2% in the year ended September 30, 2018.

Gross profit changes were due to the reasons noted in DCS, CS and MS reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the year ended September 30, 2019 was $81.0 million as compared to $81.1 million in the corresponding period last year.

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2019 increased $12.4 million, or 9.1%, to $148.1 million as compared to $135.7 million for the corresponding period last year. For the year ended September 30, 2019, general and administrative expenses decreased to 0.6% from 0.7% for the year ended September 30, 2018.

The increase in general and administrative expenses was due to increased personnel expenses.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. During the year ended September 30, 2019, we incurred restructuring expenses of $95.4 million. We expect to achieve approximately $225 million of annual cost savings, which is expected to contribute to $150 million of cost savings in fiscal 2020.

Loss on Disposal Activities

Loss on disposal activities in the accompanying statements of operations for the year ended September 30, 2019 was $10.4 million compared to $2.9 million for the corresponding period last year. The loss on disposal activities in the current period primarily relates to incremental losses on the sale of specific non-core oil and gas assets in North America from our CS segment previously classified as assets held for sale.

Impairment of Long-Lived Assets, Including Goodwill

Impairment of long-lived assets, including goodwill, was $615.4 million and $168.2 million for the year ended September 30, 2019 and 2018, respectively. In 2019, the loss was due to a decrease in the estimated recovery and fair value of our reporting units with self-perform at-risk construction exposure in the CS segment. Included in the impairment of long-lived assets was a goodwill impairment charge of $588.0 million. Goodwill associated with the impairment was originally recognized in the acquisitions of URS Corporation in 2014 and Shimmick Construction Company, Inc. in 2017. Our continuing review of at-risk construction projects, including the decision to exit fixed-price combined cycle gas power plant construction, resulted in a lower estimated fair value than previously measured. In 2018, the loss was due to the disposition of certain non-core oil and gas businesses in North America from our CS segment. The disposition resulted in a remeasurement of the assets held for sale, which were recorded at their estimated fair values less costs to sell. Included in the impairment of long-lived assets was a goodwill impairment charge of $125.4 million.

Other Income

Our other income for the year ended September 30, 2019 decreased $3.3 million to $16.8 million as compared to $20.1 million for the corresponding period last year.

Other income is primarily comprised of interest income. The decrease in other income for the year ended September 30, 2019 was primarily due to a $9.1 million gain realized in the year ended September 30, 2018 from a foreign exchange forward contract entered into as part of the refinance of our Credit Agreement in March 2018, as discussed below in “Liquidity and Capital Resources – Debt – 2014 Credit Agreement.”

Interest Expense

Our interest expense for the year ended September 30, 2019 was $226.0 million as compared to $267.5 million for the corresponding period last year.

The decrease in interest expense for the year ended September 30, 2019 was primarily due to a $34.5 million prepayment premium paid on our $800 million unsecured 5.750% Senior Notes due 2022 that was incurred during the year ended September 30, 2018 and did not repeat in 2019.

Income Tax Benefit

Our income tax benefit for the year ended September 30, 2019 was $0.1 million compared to income tax benefit of $19.7 million for the year ended September 30, 2018. The decrease in tax benefit for the year ended September 30, 2019, compared to the corresponding period last year, is due primarily to tax expense of $82.7 million related to the goodwill impairment charge during fiscal 2019, a tax benefit of $20.3 million related to changes in valuation allowances including the release of a valuation allowance in the amount of $38.1 million due to sufficient positive evidence obtained during fiscal 2019, and the tax impacts of a decrease in overall pre-tax income of $361.6 million. The tax impact of these items were partially offset by one-time items that occurred during the fiscal year ended September 30, 2018, including valuation allowance increases of $58.7 million, a $47.8 million net tax benefit related to one-time U.S. federal tax law changes, tax expense of $33.9 million related to a goodwill impairment charge, a tax benefit of $31.4 million related to changes in uncertain tax positions primarily in the U.S. and Canada, and a tax benefit of $27.7 million related to an audit settlement in the U.S.

During fiscal 2018, we recorded a $38.1 million valuation allowance related to foreign tax credits as a result of U.S. federal tax law changes. In fiscal 2019, we released this valuation allowance due to sufficient positive evidence obtained during the quarter. The positive evidence included the issuance of regulations related to the Tax Act during the quarter and forecasting the utilization of the foreign tax credits within the foreseeable future.

During fiscal 2018, we effectively settled a U.S. federal income tax examination for URS pre-acquisition tax years 2012, 2013 and 2014 and recorded a benefit of $27.7 million related to various adjustments, in addition to the favorable settlement of R&D credits of $26.2 million recorded in fiscal 2018.

During fiscal 2018, President Trump signed the Tax Act into law. The Tax Act reduced our U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on certain foreign sourced earnings, and eliminated or reduced certain deductions.

In fiscal 2018, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was a $32.0 million tax benefit. In addition, we released the deferred tax liability and recorded a tax benefit related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $79.8 million and accrued current tax on these earnings as part of the one-time transition tax.

Also during fiscal 2018, we recorded a provisional amount for the one-time transition tax liability for our foreign subsidiaries resulting in an increase in income tax expense of $64.0 million. During fiscal 2019, we completed our calculation of the total foreign earnings and profits of our foreign subsidiaries and recorded a tax benefit of $1.5 million.

We are currently under tax audit in several jurisdictions including the U.S. and believe the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in future adjustments, but will not result in a material change in the liability for uncertain tax positions.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $39 million).

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net (Loss) Income Attributable to AECOM

The factors described above resulted in the net loss attributable to AECOM of $261.1 million for the year ended September 30, 2019, as compared to the net income attributable to AECOM of $136.5 million for the year ended September 30, 2018.

Results of Operations by Reportable Segment

Design and Consulting Services

	Fiscal Year Ended		Change
	September 30,	September 30,
	2019	2018	$	%
	($ in millions)
Revenue	$8,268.2	$8,223.1	$45.1	0.5%
Cost of revenue	7,722.3	7,783.9	(61.6)	(0.8)
Gross profit	$545.9	$439.2	$106.7	24.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	93.4	94.7
Gross profit	6.6%	5.3%

Revenue

Revenue for our DCS segment for the year ended September 30, 2019 increased $45.1 million, or 0.5%, to $8,268.2 million as compared to $8,223.1 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2019 was primarily attributable to an increase in the Americas of $150 million, largely due to increased work performed on a residential housing storm disaster relief program and an increase in Asia Pacific (APAC) of $40 million. These increases were partially offset by unfavorable impacts from foreign currency of $150 million.

Gross Profit

Gross profit for our DCS segment for the year ended September 30, 2019 increased $106.7 million, or 24.3%, to $545.9 million as compared to $439.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.6% of revenue for the year ended September 30, 2019 from 5.3% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2019 were primarily due to increased revenues in the Americas, including the residential housing storm disaster relief program increase discussed above and reduced costs resulting from restructuring activities taken earlier in fiscal 2019.

Construction Services

	Fiscal Year Ended		Change
	September 30,	September 30,
	2019	2018	$	%
	($ in millions)
Revenue	$7,778.8	$8,238.9	$(460.1)	(5.6)%
Cost of revenue	7,723.4	8,198.5	(475.1)	(5.8)
Gross profit	$55.4	$40.4	$15.0	37.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	99.3	99.5
Gross profit	0.7%	0.5%

Revenue

Revenue for our CS segment for the year ended September 30, 2019 decreased $460.1 million, or 5.6%, to $7,778.8 million as compared to $8,238.9 million for the corresponding period last year.

The decrease in revenue for the year ended September 30, 2019 was primarily attributable to decreased construction management of airports in the U.S. and residential high-rise buildings in the city of New York of approximately $340 million and decreased revenue from our power and oil and gas businesses, partially due to divestitures.

Gross Profit

Gross profit for our CS segment for the year ended September 30, 2019 increased $15.0 million, or 37.1%, to $55.4 million as compared to $40.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 0.7% of revenue for the year ended September 30, 2019 from 0.5% in the corresponding period last year.

The increase in gross profit for the year ended September 30, 2019 was primarily due to increased profitability in the oil and gas business in North America. This increase was partially offset by a benefit from project performance on a power contract in the United States in the three months ended December 31, 2017 that did not repeat in the current period. The increase was also offset by decreased performance on projects in our building construction business.

Management Services

	Fiscal Year Ended		Change
	September 30,	September 30,
	2019	2018	$	%
	($ in millions)
Revenue	$4,118.1	$3,693.5	$424.6	11.5%
Cost of revenue	3,914.2	3,522.5	391.7	11.1
Gross profit	$203.9	$171.0	$32.9	19.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	95.0	95.4
Gross profit	5.0%	4.6%

Revenue

Revenue for our MS segment for the year ended September 30, 2019 increased $424.6 million, or 11.5%, to $4,118.1 million as compared to $3,693.5 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2019 was primarily due to a project with the Department of Defense.

Gross Profit

Gross profit for our MS segment for the year ended September 30, 2019 increased $32.9 million, or 19.2%, to $203.9 million as compared to $171.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.0% of revenue for the year ended September 30, 2019 from 4.6% in the corresponding period last year.

The increase in gross profit for the year ended September 30, 2019 was primarily due to the increased revenue from the project with the Department of Defense discussed above.

AECOM Capital

	Fiscal Year Ended		Change
	September 30,	September 30,
	2019	2018	$	%
	($ in millions)
Revenue	$8.2	$—	$8.2	NM *
Equity in earnings of joint ventures	17.7	15.2	2.5	16.4%
General and administrative expenses	(4.9)	(11.2)	6.3	(56.3)%

* NM — Not Meaningful

Equity in earnings of joint ventures included a gain on the sale of a property.

Fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2018	2017	$	%
	($ in millions)
Revenue	$20,155.5	$18,203.4	$1,952.1	10.7%
Cost of revenue	19,504.9	17,519.7	1,985.2	11.3
Gross profit	650.6	683.7	(33.1)	(4.8)
Equity in earnings of joint ventures	81.1	141.6	(60.5)	(42.7)
General and administrative expenses	(135.7)	(133.4)	(2.3)	1.7
Impairment of long-lived assets, including goodwill	(168.2)	—	(168.2)	NM*
Acquisition and integration expenses	—	(38.7)	38.7	(100.0)
(Loss) gain on disposal activities	(2.9)	0.6	(3.5)	NM*
Income from operations	424.9	653.8	(228.9)	(35.0)
Other income	20.1	6.7	13.4	200.0
Interest expense	(267.5)	(231.3)	(36.2)	15.7
Income before income tax (benefit) expense	177.5	429.2	(251.7)	(58.6)
Income tax (benefit) expense	(19.7)	7.7	(27.4)	(355.8)
Net income	197.2	421.5	(224.3)	(53.2)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(60.7)	(82.1)	21.4	(26.1)
Net income attributable to AECOM	$136.5	$339.4	$(202.9)	(59.8)%

* NM — Not Meaningful

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	96.8	96.2
Gross profit	3.2	3.8
Equity in earnings of joint ventures	0.4	0.8
General and administrative expenses	(0.7)	(0.8)
Impairment of long-lived assets, including goodwill	(0.8)	0.0
Acquisition and integration expenses	0.0	(0.2)
(Loss) gain on disposal activities	0.0	0.0
Income from operations	2.1	3.6
Other income	0.1	0.0
Interest expense	(1.3)	(1.2)
Income before income tax (benefit) expense	0.9	2.4
Income tax (benefit) expense	(0.1)	0.1
Net income	1.0	2.3
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(0.3)	(0.4)
Net income attributable to AECOM	0.7%	1.9%

Revenue

Our revenue for the year ended September 30, 2018 increased $1,952.1 million, or 10.7%, to $20,155.5 million as compared to $18,203.4 million for the year ended September 30, 2017.

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

Gross Profit

Our gross profit for the year ended September 30, 2018 decreased $33.1 million, or 4.8%, to $650.6 million as compared to $683.7 million for the year ended September 30, 2017. For the year ended September 30, 2018, gross profit, as a percentage of revenue, decreased to 3.2% from 3.8% in the year ended September 30, 2017.

Gross profit changes were due to the reasons noted in DCS, CS and MS segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the year ended September 30, 2018 was $81.1 million as compared to $141.6 million in the year ended September 30, 2017.

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

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2018 increased $2.3 million, or 1.7%, to $135.7 million as compared to $133.4 million for the year ended September 30, 2017. As a percentage of revenue, general and administrative expenses decreased to 0.7% for the year ended September 30, 2018 from 0.8% for the year ended September 30, 2017.

Impairment of Long-Lived Assets, Including Goodwill

Impairment of long-lived assets, including goodwill, was $168.2 million for the year ended September 30, 2018. The loss was due to the anticipated disposition of non-core oil and gas assets in North America from our CS segment after the second quarter of fiscal 2018. The anticipated disposition resulted in a remeasurement of the assets held for sale, which were recorded at their estimated fair values less costs to sell. Included in the impairment of long-lived assets was a goodwill impairment charge of $125.4 million. Goodwill associated with the assets held for sale was originally recognized in the acquisition of URS Corporation in October 2014. Weak market demand for oil and gas services in the Canadian oil sands, primarily due to volatile commodity prices for Western Canada Select, resulted in lower fair value than previously measured at our annual impairment testing date as of September 30, 2017. A portion of the assets classified as held for sale at the end of the second quarter of fiscal 2018 were sold during the year ended September 30, 2018. We expect to sell the remaining assets held for sale within fiscal 2019.

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

Results of Operations by Reportable Segment

Design and Consulting Services

	Fiscal Year Ended		Change
	September 30,	September 30,
	2018	2017	$	%
	($ in millions)
Revenue	$8,223.1	$7,566.8	$656.3	8.7%
Cost of revenue	7,783.9	7,172.0	611.9	8.5
Gross profit	$439.2	$394.8	$44.4	11.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	94.7	94.8
Gross profit	5.3%	5.2%

Revenue

Revenue for our DCS segment for the year ended September 30, 2018 increased $656.3 million, or 8.7%, to $8,223.1 million as compared to $7,566.8 million for the year ended September 30, 2017.

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

Gross Profit

Gross profit for our DCS segment for the year ended September 30, 2018 increased $44.4 million, or 11.2%, to $439.2 million as compared to $394.8 million for the year ended September 30, 2017. As a percentage of revenue, gross profit increased to 5.3% of revenue for the year ended September 30, 2018 from 5.2% in the year ended September 30, 2017.

The increases in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2018 were primarily due to increased revenues in the Americas, including the residential housing disaster relief program discussed above.

Construction Services

	Fiscal Year Ended		Change
	September 30,	September 30,
	2018	2017	$	%
	($ in millions)
Revenue	$8,238.9	$7,295.6	$943.3	12.9%
Cost of revenue	8,198.5	7,202.7	995.8	13.8
Gross profit	$40.4	$92.9	$(52.5)	(56.5)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	99.5	98.7
Gross profit	0.5%	1.3%

Revenue

Revenue for our CS segment for the year ended September 30, 2018 increased $943.3 million, or 12.9%, to $8,238.9 million as compared to $7,295.6 million for the year ended September 30, 2017.

The increase in revenue for the year ended September 30, 2018 was primarily attributable to approximately $400 million in increased revenue due to the construction of residential high-rise buildings in the city of New York. Additionally, the increase was due to the inclusion of approximately $500 million of revenue from entities acquired during fiscal 2018 and the fourth quarter of fiscal 2017.

Gross Profit

Gross profit for our CS segment for the year ended September 30, 2018 decreased $52.5 million, or 56.5%, to $40.4 million as compared to $92.9 million for the year ended September 30, 2017. As a percentage of revenue, gross profit decreased to 0.5% of revenue for the year ended September 30, 2018 from 1.3% in the year ended September 30, 2017.

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

Management Services

	Fiscal Year Ended		Change
	September 30,	September 30,
	2018	2017	$	%
	($ in millions)
Revenue	$3,693.5	$3,341.0	$352.5	10.6%
Cost of revenue	3,522.5	3,145.0	377.5	12.0
Gross profit	$171.0	$196.0	$(25.0)	(12.8)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	95.4	94.1
Gross profit	4.6%	5.9%

Revenue

Revenue for our MS segment for the year ended September 30, 2018 increased $352.5 million, or 10.6%, to $3,693.5 million as compared to $3,341.0 million for the year ended September 30, 2017.

The increase in revenue for the year ended September 30, 2018 was primarily due to various projects with the U.S. government, including projects with the United States Army in the Middle East and with the United States Air Force.

Gross Profit

Gross profit for our MS segment for the year ended September 30, 2018 decreased $25.0 million, or 12.8%, to $171.0 million as compared to $196.0 million for the year ended September 30, 2017. As a percentage of revenue, gross profit decreased to 4.6% of revenue for the year ended September 30, 2018 from 5.9% in the year ended September 30, 2017.

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

AECOM Capital

	Fiscal Year Ended		Change
	September 30,	September 30,
	2018	2017	$	%
	($ in millions)
Equity in earnings of joint ventures	$15.2	$57.7	$(42.5)	(73.7)%
General and administrative expenses	(11.2)	(8.7)	(2.5)	28.7%

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We sold non-core oil and gas assets in fiscal 2019. We expect to spend approximately $130 to $160 million in restructuring costs in fiscal 2020; and we are evaluating our geographic exposure as part of a proposed plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2019, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At September 30, 2019, cash and cash equivalents were $1,080.4 million, an increase of $193.7 million, or 21.8%, from $886.7 million at September 30, 2018. The increase in cash and cash equivalents was primarily attributable to positive cash flows from operating activities, partially offset by repurchases of common stock and repayments of our credit agreement.

Net cash provided by operating activities was $777.6 million for the year ended September 30, 2019 as compared to $774.6 million for the year ended September 30, 2018. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the year ended September 30, 2019 provided a net benefit of $21.9 million as compared to $39.1 million during the year ended September 30, 2018. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $146.8 million for the year ended September 30, 2019, as compared to $59.1 million for the year ended September 30, 2018. This increase in cash used was primarily attributable to an increase in net investments in unconsolidated joint ventures of $133.8 million primarily in our civil construction and ACAP businesses.

Net cash used in financing activities was $433.3 million for the year ended September 30, 2019, as compared to $624.9 million for the year ended September 30, 2018. This change was primarily attributable to reduced repurchases of common stock and lower repayments of borrowings under our credit agreements. Total borrowings may vary during the period. For the year ended September 30, 2019, our weighted average floating rate borrowings were $2,163.6 million.

AECOM Caribe, a subsidiary of the Company, has incurred payment delays supporting the storm recovery work in the U.S. Virgin Islands. AECOM Caribe signed several contracts with Virgin Islands authorities to provide emergency design, construction and technical services after two Category Five hurricanes devastated the Virgin Islands in 2017, that were dependent on federal funding. AECOM Caribe and its subcontractors have performed over $750 million of work under the Virgin Islands contracts and payment delays have increased working capital by over $150 million from September 30, 2018 to 2019. We are currently negotiating with the Virgin Island authorities and U.S. Federal Emergency Management Agency to modify the contract and accelerate funding for current and future contractual payments; however, we can provide no certainty as to the timing or amount of future payments.

Working Capital

Working capital, or current assets less current liabilities, increased $75.3 million, or 7.5%, to $1,072.9 million at September 30, 2019 from $997.6 million at September 30, 2018. Net accounts receivable and contract assets, net of contract liabilities, increased to $4,837.8 million at September 30, 2019 from $4,537.4 million at September 30, 2018. Working capital increased primarily due to ongoing storm recovery work in the U.S. Virgin Islands, as discussed above.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 86 days at September 30, 2019 compared to 78 days at September 30, 2018.

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

Debt

Debt consisted of the following:

	September 30,	September 30,
	2019	2018
	(in millions)
2014 Credit Agreement	$1,182.2	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.1	247.9
Other debt	208.8	191.8
Total debt	3,439.1	3,673.5
Less: Current portion of debt and short-term borrowings	(117.2)	(143.1)
Less: Unamortized debt issuance costs	(36.1)	(46.7)
Long-term debt	$3,285.8	$3,483.7

The following table presents, in millions, scheduled maturities of our debt as of September 30, 2019:

Fiscal Year
2020	$117.2
2021	216.1
2022	317.5
2023	450.9
2024	15.4
Thereafter	2,322.0
Total	$3,439.1

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

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 3.4 at September 30, 2019. Our Consolidated Interest Coverage Ratio was 4.9 at September 30, 2019. As of September 30, 2019, we were in compliance with the covenants of the Credit Agreement.

At September 30, 2019 and 2018, outstanding standby letters of credit totaled $22.8 million and $28.7 million, respectively, under our revolving credit facilities. As of September 30, 2019 and 2018, we had $1,327.2 million and $1,321.3 million, respectively, available under our revolving credit facility.

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

As of September 30, 2019, the estimated fair value of the 2024 Notes was approximately $866.0 million. The estimated fair value of the 2024 Notes as of September 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

We were in compliance with the covenants relating to the 2024 Notes as of September 30, 2019.

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

As of September 30, 2019, the estimated fair value of the 2017 Senior Notes was approximately $1,041.3 million. The estimated fair value of the 2017 Senior Notes as of September 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of September 30, 2019.

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

As of September 30, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $256.0 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of September 30, 2019 was $248.1 million. The estimated fair value of the 2022 URS Senior Notes as of September 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of September 30, 2019, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2019 and September 30, 2018, these outstanding standby letters of credit totaled $470.9 million and $486.4 million, respectively. As of September 30, 2019, we had $473.2 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2019, 2018 and 2017 was 4.8%, 4.6% and 4.6%, respectively.

Interest expense in the consolidated statement of operations included amortization of deferred debt issuance costs for the years ended ended September 30, 2019, 2018 and 2017 of $10.7 million, $18.1 million and $17.5 million, respectively.

Other Commitments

We enter into various joint venture arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these joint ventures is typically representative of the work to be performed or the amount of risk assumed by each joint venture partner. Some of these joint ventures are considered variable interest. We have consolidated all joint ventures for which we have control. For all others, our portion of the earnings is recorded in equity in earnings of joint ventures. See Note 6, Joint Ventures and Variable Interest Entities, in the notes to our consolidated financial statements.

Other than normal property and equipment additions and replacements, expenditures to further the implementation of our various information technology systems, commitments under our incentive compensation programs, amounts we may expend to repurchase stock under our stock repurchase program and acquisitions from time to time and disposition costs, we currently do not have any significant capital expenditures or outlays planned except as described below. However, if we acquire additional businesses in the future or if we embark on other capital-intensive initiatives, additional working capital may be required.

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of September 30, 2019, there was approximately $493.7 million outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2019, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $483.9 million. The total amounts of employer contributions paid for the year ended September 30, 2019 were $14.5 million for U.S. plans and $28.1 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. In addition, we have collective bargaining agreements with unions that require us to contribute various third party multiemployer plans that we do not control or manage. For the year ended September 30, 2019, we contributed $52.3 million to multiemployer pension plans.

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

At September 30, 2019 and 2018, we were contingently liable in the amount of approximately $493.7 million and $515.1 million, respectively, in issued standby letters of credit and $4.8 billion and $5.3 billion, respectively, in issued surety bonds primarily to support project execution.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

Our investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which we have an ongoing capital commitment to fund investments. At September 30, 2019, we have capital commitments of $35 million to the Fund over the next 10 years.

In addition, in connection with the investment activities of AECOM Capital and the Fund, we provide guarantees of contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

Washington Group International, an Ohio company, the former name of one of the Company’s wholly-owned subsidiaries (AECOM E&C) executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues and remains uncompleted. In February 2011, AECOM E&C and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required AECOM E&C and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required AECOM E&C to pay all project costs exceeding $146 million.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. AECOM E&C assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date the Company acquired AECOM E&C’s parent company, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are completed and site restoration activities are completed. AECOM E&C increased its receivable during the quarter ended September 30, 2019. Such amount is included in the significant claims discussed in Note 4, Revenue Recognition, to the financial statements included in this report.

AECOM E&C can provide no certainty that it will recover the claims submitted against the DOE in December 2014, any future claims or any other project costs after December 2014 that AECOM E&C may be obligated to incur, which could have a material adverse effect on the Company’s results of operations.

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, a Nevada corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 1, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended cross-complaint against URS Corporation and the Company in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. On May 4, 2018, the design build contractor dismissed its claims for negligent interference. On May 24, 2018, URS Corporation filed an $11.9 million second amended complaint in Superior Court against the design build contractor for its failure to pay for services performed under the design agreement. Jury trial commenced in Superior Court on July 1, 2019 and concluded on October 1, 2019. At the time of trial, URS was owed and claimed $4.9 million against the design build contractor, while the contractor counterclaimed for $103.7 million against URS Corporation and the Company. The jury issued a unanimouse verdict awarding URS Corporation $4.9 million and awarding the design build contractor $2.7 million.

URS Corporation and AECOM cannot provide assurances that URS Corporation will be successful in the recovery of the amounts owed to it under the design agreement or in their defense against the amounts alleged under the cross-complaint that they believe are without merit and that they intend to continue to vigorously defend against in any further proceedings. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex factual and legal issues; there is uncertainty regarding damages, including due to liability of and payments, by third parties; and post-trial proceedings are ongoing.

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

Refinery Turnaround Project

AECOM E&C entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of AECOM E&C’s control, including client directed changes and delays and the refinery’s condition, AECOM E&C performed additional work outside of the contract over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to AECOM E&C alleging it incurred approximately $79 million in damages due to AECOM E&C’s project performance. In April 2019, AECOM E&C filed and perfected a $132 million construction lien against the refinery owner for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and AECOM E&C, the refinery owner crossclaimed against AECOM E&C and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, AECOM E&C removed the matter to federal court and cross claimed against the refinery owner. The Company’s receivable relating to this claim is included within the significant claims discussed in Note 4, Revenue Recognition, to the financial statements included in this report.

AECOM E&C intends to vigorously prosecute and defend this matter; however, AECOM E&C cannot provide assurance that it will be successful in these efforts. The resolution of this matter and any potential range of loss cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that AECOM E&C is continuing to assess.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commercial commitments as of September 30, 2019:

Contractual Obligations and Commitments		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(in millions)
Debt	$3,439.1	$117.2	$533.6	$466.3	$2,322.0
Interest on debt	987.8	201.7	379.7	267.0	139.4
Operating leases	1,242.4	236.2	364.3	236.1	405.8
Pension funding obligations(1)	41.3	41.3	—	—	—
Total contractual obligations and commitments	$5,710.6	$596.4	$1,277.6	$969.4	$2,867.2
(1)	Represents expected fiscal 2020 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

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

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance will be effective for the Company’s fiscal year beginning October 1, 2019 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition approach and provides for some practical expedients. The Company will apply the guidance of the new standard as of the date of adoption, and will not recast prior periods. While the Company expects to expand its current disclosures as a result of adopting the new standard, it does not expect adoption to have a material impact on the consolidated results of operations. The Company expects to record approximately $0.7 billion of leased assets and $1.0 billion of lease liabilities related to its operating leases and an adjustment to retained earnings of $0.1 billion related to transition upon adoption.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2019 and 2018, we had $1,182.2 million and $1,433.8 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the year ended September 30, 2019, our weighted average floating rate borrowings were $2,163.6 million, or $1,521.4 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2019 would have increased by $15.2 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM

Index to Consolidated Financial Statements

September 30, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AECOM (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Contract cost and claim recovery estimates
Description of the Matter

For the year ended September 30, 2019, contract revenues recognized by the Company were $20.2 billion. Contract revenues include $5.8 billion which relate to fixed price contracts. As described in Note 4 of the consolidated financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied.  The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company’s estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

Recognition of revenue and profit over time as performance obligations are satisfied for long-term fixed price contracts is highly judgmental as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts. These estimates are dependent upon a number of factors, including the accuracy of estimates made at the balance sheet date, such as engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates.

As of September 30, 2019, significant claims amounted to approximately $340 million and were included as contract assets and other non-current assets on the consolidated balance sheet. Revenue recognition relating to claims is highly judgmental as the amount has been disputed by the customer and it requires the Company to prepare estimates of amounts expected to be recovered. Changes in recovery estimates can have a material effect on the amount of revenue recognized.

Auditing contract revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with estimating the costs to complete and amounts expected to be recovered from claims. Changes in these estimates would have a significant effect on the amount of contract revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risk of material misstatement of contract revenue including those associated with cost to complete estimates for long-term fixed price contracts and estimates of amounts expected to be recovered from claims. For example, we tested controls over the Company’s review of estimated direct and indirect costs to be incurred and estimates of claim recovery amounts.

To evaluate the Company’s determination of estimated costs to complete, we selected a sample of contracts and, among other things, inspected the executed contracts including any significant amendments; conducted interviews with and inspected questionnaires prepared by project personnel; tested key components of the cost to complete estimates, including  materials, labor, and subcontractors costs; reviewed support for estimates of project contingencies; compared actual project margins to historical and expected results; and recalculated revenues recognized.

To test revenue recognized relating to claims, we selected a sample of projects and evaluated the estimates made by management by reviewing documentation from management’s specialists and external counsel to support the amount of the claim. We also tested management’s estimation process by performing a lookback analysis to evaluate claims settled in the current year compared to management’s prior year estimates.

Valuation of goodwill
Description of the Matter

As of September 30, 2019, the Company’s goodwill was $5.3 billion. As discussed in Note 1 of the consolidated financial statements, in the fourth quarter of each fiscal year, the Company performs an annual goodwill impairment test for each reporting unit, and between annual tests if events occur or circumstances change which suggest that goodwill should be evaluated. As further discussed in Note 3, in the fourth quarter of fiscal year 2019, the Company recorded a $588.0 million goodwill impairment in one of its reporting units within its Construction Services segment.

Auditing management’s annual goodwill impairment test is complex and highly judgmental due to the significant estimates required to determine the fair value of the reporting units. These fair value estimates are affected by significant assumptions including revenue growth rate, profitability, weighted average cost of capital, and terminal values, which reflect management’s expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process including management’s review of the significant assumptions used to determine the fair value of the reporting units.

To test the estimated fair value of its reporting units, with the support of a valuation specialist, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, historical operating results, contract backlog, changes to the Company’s business operations and other relevant factors. We performed a lookback analysis to evaluate the accuracy of management’s prior year revenue and profitability estimates. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1990.

Los Angeles, CA

November 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AECOM

Opinion on Internal Control over Financial Reporting

We have audited AECOM’s (the “Company”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2019 consolidated financial statements of the Company and our report dated November 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

November 13, 2019

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	September 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$834,835	$642,168
Cash in consolidated joint ventures	245,519	244,565
Total cash and cash equivalents	1,080,354	886,733
Accounts receivable—net	3,517,072	3,307,851
Contract assets	2,260,580	2,160,970
Prepaid expenses and other current assets	627,550	585,152
Current assets held for sale	—	59,800
Income taxes receivable	49,089	126,816
TOTAL CURRENT ASSETS	7,534,645	7,127,322
PROPERTY AND EQUIPMENT—NET	559,399	614,062
DEFERRED TAX ASSETS—NET	245,331	159,396
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	405,225	310,661
GOODWILL	5,275,281	5,921,116
INTANGIBLE ASSETS—NET	233,018	319,892
OTHER NON-CURRENT ASSETS	208,692	228,682
TOTAL ASSETS	$14,461,591	$14,681,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$47,835	$8,353
Accounts payable	2,954,719	2,726,047
Accrued expenses and other current liabilities	2,390,418	2,267,046
Income taxes payable	59,541	39,802
Contract liabilities	939,891	931,431
Current liabilities held for sale	—	22,300
Current portion of long-term debt	69,350	134,698
TOTAL CURRENT LIABILITIES	6,461,754	6,129,677
OTHER LONG-TERM LIABILITIES	304,606	329,457
DEFERRED TAX LIABILITY-NET	4,292	47,273
PENSION BENEFIT OBLIGATIONS	505,834	412,604
LONG-TERM DEBT	3,285,755	3,483,746
TOTAL LIABILITIES	10,562,241	10,402,757
COMMITMENTS AND CONTINGENCIES (Note 18)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2019 and 2018; issued and outstanding 157,482,983 and 156,983,356 shares as of September 30, 2019 and 2018, respectively	1,575	1,570
Additional paid-in capital	3,953,650	3,846,392
Accumulated other comprehensive loss	(864,197)	(703,330)
Retained earnings	599,548	948,148
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,690,576	4,092,780
Noncontrolling interests	208,774	185,594
TOTAL STOCKHOLDERS’ EQUITY	3,899,350	4,278,374
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,461,591	$14,681,131

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
Revenue	$20,173,329	$20,155,512	$18,203,402

Cost of revenue	19,359,884	19,504,863	17,519,682
Gross profit	813,445	650,649	683,720

Equity in earnings of joint ventures	80,990	81,133	141,582
General and administrative expenses	(148,123)	(135,787)	(133,309)
Restructuring costs	(95,446)	—	—
(Loss) gain on disposal activities	(10,381)	(2,949)	572
Impairment of long-lived assets, including goodwill	(615,400)	(168,178)	—
Acquisition and integration expenses	—	—	(38,709)
Income from operations	25,085	424,868	653,856

Other income	16,789	20,135	6,636
Interest expense	(225,994)	(267,519)	(231,310)
(Loss) income before income tax (benefit) expense	(184,120)	177,484	429,182
Income tax (benefit) expense	(130)	(19,643)	7,706
Net (loss) income	(183,990)	197,127	421,476
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(77,060)	(60,659)	(82,086)
Net (loss) income attributable to AECOM	$(261,050)	$136,468	$339,390
Net (loss) income attributable to AECOM per share:
Basic	$(1.66)	$0.86	$2.18
Diluted	$(1.66)	$0.84	$2.13

Weighted average shares outstanding:
Basic	157,044	159,101	155,728
Diluted	157,044	162,261	159,135

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
Net (loss) income	$(183,990)	$197,127	$421,476
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(13,972)	1,693	4,605
Foreign currency translation adjustments	(46,628)	(82,717)	65,389
Pension adjustments, net of tax	(100,367)	79,523	87,061
Other comprehensive (loss) income, net of tax	(160,967)	(1,501)	157,055
Comprehensive (loss) income, net of tax	(344,957)	195,626	578,531
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(76,960)	(61,827)	(82,220)
Comprehensive (loss) income attributable to AECOM, net of tax	$(421,917)	$133,799	$496,311

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholder’s
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2016	1,539	3,604,519	(857,582)	618,445	3,366,921	185,568	3,552,489
Net income	—	—	—	339,390	339,390	82,086	421,476
Cumulative effect of accounting standard adoption	—	—	—	3,805	3,805	—	3,805
Other comprehensive income	—	—	156,921	—	156,921	134	157,055
Issuance of stock	41	66,624	—	—	66,665	—	66,665
Repurchases of stock	(7)	(25,071)	—	—	(25,078)	—	(25,078)
Proceeds from exercise of options	2	4,876	—	—	4,878	—	4,878
Stock based compensation	—	83,774	—	—	83,774	—	83,774
Acquisition of noncontrolling interests	—	(1,150)	—	—	(1,150)	—	(1,150)
Other transactions with noncontrolling interests	—	—	—	—	—	9,808	9,808
Contributions from noncontrolling interests	—	—	—	—	—	2,282	2,282
Distributions to noncontrolling interests	—	—	—	—	—	(61,318)	(61,318)
BALANCE AT SEPTEMBER 30, 2017	1,575	3,733,572	(700,661)	961,640	3,996,126	218,560	4,214,686
Net income	—	—	—	136,468	136,468	60,659	197,127
Other comprehensive loss	—	—	(2,669)	—	(2,669)	1,168	(1,501)
Issuance of stock	42	68,069	—	—	68,111	—	68,111
Repurchases of stock under stock repurchase program	(40)	—	—	(149,960)	(150,000)	—	(150,000)
Repurchases of stock	(8)	(31,093)	—	—	(31,101)	—	(31,101)
Proceeds from exercise of options	1	2,749	—	—	2,750	—	2,750
Stock based compensation	—	73,095	—	—	73,095	—	73,095
Other transactions with noncontrolling interests	—	—	—	—	—	(5,012)	(5,012)
Contributions from noncontrolling interests	—	—	—	—	—	7,729	7,729
Distributions to noncontrolling interests	—	—	—	—	—	(97,510)	(97,510)
BALANCE AT SEPTEMBER 30, 2018	1,570	3,846,392	(703,330)	948,148	4,092,780	185,594	4,278,374
Net loss	—	—	—	(261,050)	(261,050)	77,060	(183,990)
Cumulative effect of accounting standard adoption	—	—	—	(12,452)	(12,452)	—	(12,452)
Other comprehensive loss	—	—	(160,867)	—	(160,867)	(100)	(160,967)
Issuance of stock	44	66,517	—	—	66,561	—	66,561
Repurchases of stock	(39)	(23,071)	—	(75,098)	(98,208)	—	(98,208)
Stock based compensation	—	63,812	—	—	63,812	—	63,812
Other transactions with noncontrolling interests	—	—	—	—	—	16,208	16,208
Contributions from noncontrolling interests	—	—	—	—	—	5,069	5,069
Distributions to noncontrolling interests	—	—	—	—	—	(75,057)	(75,057)
BALANCE AT SEPTEMBER 30, 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(183,990)	$197,127	$421,476
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	261,185	267,570	278,631
Equity in earnings of unconsolidated joint ventures	(80,990)	(81,133)	(141,582)
Distribution of earnings from unconsolidated joint ventures	65,954	118,712	137,031
Non-cash stock compensation	63,812	73,095	83,774
Prepayment premium on redemption of unsecured senior notes	—	34,504	—
Impairment of long-lived assets, including goodwill	615,400	168,178	—
Foreign currency translation	(19,099)	(48,270)	6,007
Write-off of debt issuance costs	—	7,048	—
Deferred income tax (benefit) expense	(98,015)	36,746	(49,856)
Loss (gain) on disposal activities	10,381	2,949	(572)
Other	5,899	(472)	(15,062)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(316,487)	(381,787)	(432,769)
Prepaid expenses and other assets	(16,576)	(75,980)	(21,780)
Accounts payable	251,410	474,950	292,496
Accrued expenses and other current liabilities	239,781	16,848	(53,126)
Contract liabilities	7,559	2,729	234,116
Other long-term liabilities	(48,399)	(39,887)	(68,714)
Income taxes payable	19,791	1,626	26,584
Net cash provided by operating activities	777,616	774,553	696,654
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	—	(103,075)
Proceeds from purchase price adjustment on business acquisition	—	2,203	—
Cash acquired from consolidation of joint venture	—	7,630	—
Proceeds from disposal of businesses, net of cash disposed	46,490	19,537	2,200
Investment in unconsolidated joint ventures	(141,769)	(91,030)	(59,684)
Return of investment in unconsolidated joint ventures	22,750	105,769	35,407
Proceeds from sale of investments	12,365	7,174	900
Payments for purchase of investments	(3,223)	(23,492)	—
Proceeds from disposal of property and equipment	17,291	26,401	7,895
Payments for capital expenditures	(100,664)	(113,279)	(86,354)
Net cash used in investing activities	(146,760)	(59,087)	(202,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	7,700,774	8,529,014	5,953,249
Repayments of borrowings under credit agreements	(7,984,624)	(8,040,262)	(7,071,602)
Issuance of unsecured senior notes	—	—	1,000,000
Redemption of unsecured senior notes	—	(800,000)	(179,208)
Prepayment premium on redemption of unsecured senior notes	—	(34,504)	—
Cash paid for debt issuance costs	—	(12,181)	(13,041)
Proceeds from issuance of common stock	30,448	35,233	30,093
Proceeds from exercise of stock options	—	2,750	4,878
Payments to repurchase common stock	(98,208)	(179,466)	(25,078)
Net distributions to noncontrolling interests	(69,988)	(89,781)	(59,036)
Other financing activities	(11,681)	(35,671)	(26,745)
Net cash used in financing activities	(433,279)	(624,868)	(386,490)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,956)	(6,227)	2,764
NET INCREASE IN CASH AND CASH EQUIVALENTS	193,621	84,371	110,217
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	886,733	802,362	692,145
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,080,354	$886,733	$802,362
SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued in acquisitions	$—	$—	$36,611
Debt assumed from acquisitions	$—	$—	$31,353
Interest paid	$(222,263)	$(271,842)	$(226,090)
Net income taxes refund received (taxes paid)	$2,500	$(40,589)	$(11,540)

See accompanying Notes to Consolidated Financial Statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Significant Accounting Policies

Organization—AECOM and its consolidated subsidiaries provide planning, consulting, architectural and engineering design services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government. The Company also provides construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas. In addition, the Company provides program and facilities management and maintenance, training, logistics, consulting, technical assistance, and systems integration and information technology services, primarily for agencies of the U.S. government and also for national governments around the world.

Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2019, 2018 and 2017 each contained 52 weeks and ended on September 27, September 28, and September 29, respectively.

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

Government Contract Matters—The Company’s federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations (FAR). These regulations can limit the recovery of certain specified indirect costs on contracts and subjects the Company to ongoing multiple audits by government agencies such as the Defense Contract Audit Agency (DCAA). In addition, most of the Company’s federal and state and local contracts are subject to termination at the discretion of the client.

Audits by the DCAA and other agencies consist of reviews of the Company’s overhead rates, operating systems and cost proposals to ensure that the Company accounted for such costs in accordance with the Cost Accounting Standards of the FAR (CAS). If the DCAA determines the Company has not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors the Company considers in its contract evaluations include, but are not limited to:

●	Client type—federal or state and local government or commercial client;
●	Historical contract performance;

●	Historical collection and delinquency trends;
●	Client credit worthiness; and
●	General economic conditions.

Derivative Financial Instruments—The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

Fair Value of Financial Instruments—The Company determines the fair values of its financial instruments, including short-term investments, debt instruments and derivative instruments, and pension and post-retirement plan assets based on inputs or assumptions that market participants would use in pricing an asset or a liability. The Company categorizes its instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates.

The Company’s fair value measurement methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Although the Company believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

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

Long-Lived Assets—Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may not be recoverable. The carrying amount of an asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Acquired Intangible Assets—Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, the Company performs an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog and customer relationships. Intangible assets are amortized over the period in which the contractual or economic benefits of the intangible assets are expected to be realized.

The Company tests goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year and between annual tests, if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s impairment tests are performed at the operating segment level as they represent the Company’s reporting units.

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

Pension Plans—The Company has certain defined benefit pension plans. The Company calculates the market-related value of assets, which is used to determine the return-on-assets component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. This calculation reflects the Company’s anticipated long-term rate of return and amortization of the difference between the actual return (including capital, dividends, and interest) and the expected return over a five-year period. Cumulative net unrecognized gains or losses that exceed 10% of the greater of the projected benefit obligation or the fair market related value of plan assets are subject to amortization.

Insurance Reserves—The Company maintains insurance for certain insurable business risks. Insurance coverage contains various retention and deductible amounts for which the Company accrues a liability based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. It is generally the Company’s policy not to accrue for any potential legal expense to be incurred in defending the Company’s position. The Company believes that its accruals for estimated liabilities associated with professional and other liabilities are sufficient and any excess liability beyond the accrual is not expected to have a material adverse effect on the Company’s results of operations or financial position.

Foreign Currency Translation—The Company’s functional currency is generally the U.S. dollar, except for foreign operations where the functional currency is generally the local currency. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders’ equity.

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

Noncontrolling Interests—Noncontrolling interests represent the equity investments of the minority owners in the Company’s joint ventures and other subsidiary entities that the Company consolidates in its financial statements.

Income Taxes—The Company files a consolidated U.S. federal corporate income tax return and combined / consolidated state tax returns and separate company state tax returns. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Based upon management’s assessment of all available evidence, the Company has concluded that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

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

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The new guidance is effective for the Company’s fiscal year beginning October 1, 2019. The new guidance must be adopted using a modified retrospective transition approach and provides for some practical expedients. The Company will apply the guidance of the new standard as of the date of adoption, and will not recast prior periods. While the Company expects to expand its current disclosures as a result of adopting the new standard, it does not expect adoption to have a material impact on the consolidated results of operations. The Company expects to record approximately $0.7 billion of leased assets and $1.0 billion of lease liabilities related to its operating leases and an adjustment to retained earnings of $0.1 billion related to transition upon adoption.

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

In the fourth quarter of fiscal 2019, the Company recorded a goodwill impairment in its self-perform at-risk construction businesses in its Construction Services segment. Total goodwill impairment was $588.0 million, which was recorded within Impairment of long-lived assets, including goodwill. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, such as observed non-active market prices. The Company observed a reduction in the estimated fair value of the impaired reporting unit in connection with its continuing review of at-risk construction projects and reduction in its self-perform at-risk construction exposure. The Company identified incremental unfavorable trends in its cash flow expectations compared to prior periods, which resulted in a quantitative impairment assessment.

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

The changes in the carrying value of goodwill by reportable segment for the fiscal years ended September 30, 2019 and 2018 were as follows:

	Fiscal Year 2019
				Foreign
	September 30,			Exchange	September 30,
	2018	Disposal	Impairment	Impact	2019
	(in millions)
Design and Consulting Services	$3,189.2	$(5.8)	$—	$(22.2)	$3,161.2
Construction Services	1,008.9	—	(588.0)	(3.3)	417.6
Management Services	1,723.0	(12.5)	—	(14.0)	1,696.5
Total	$5,921.1	$(18.3)	$(588.0)	$(39.5)	$5,275.3

	Fiscal Year 2018
		Measurement		Foreign
	September 30,	Period		Exchange	September 30,
	2017	Adjustment	Impairment	Impact	2018
	(in millions)
Design and Consulting Services	$3,218.9	$—	$—	$(29.7)	$3,189.2
Construction Services	1,049.9	91.0	(125.4)	(6.6)	1,008.9
Management Services	1,724.1	—	—	(1.1)	1,723.0
Total	$5,992.9	$91.0	$(125.4)	$(37.4)	$5,921.1

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2019 and 2018, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2019			September 30, 2018			Amortization
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Period
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	(years)
	(in millions)
Backlog and customer relationships	$1,284.2	$(1,051.2)	$233.0	$1,285.1	$(966.0)	$319.1	1 - 11
Trademark / tradename	18.3	(18.3)	—	18.3	(17.5)	0.8	0.3 - 2
Total	$1,302.5	$(1,069.5)	$233.0	$1,303.4	$(983.5)	$319.9

Amortization expense of acquired intangible assets included within cost of revenue was $86.0 million, $96.7 million, and $102.7 million for the years ended September 30, 2019, 2018 and 2017, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2020	$68.9
2021	56.1
2022	43.4
2023	39.0
2024	20.2
Thereafter	5.4
Total	$233.0

4.           Revenue Recognition

On October 1, 2018, the Company adopted FASB Accounting Standards Codification (ASC) 606 on a modified retrospective basis, which amended the accounting standards for revenue recognition. As a result, the new guidance was applied retrospectively to contracts which were not completed as of October 1, 2018. Contracts completed prior to October 1, 2018 were accounted for using the guidance in effect at that time. The cumulative effect of applying the new guidance was recorded as a reduction to retained earnings at October 1, 2018 of $7.0 million, net of tax. Consistent with the modified retrospective transition approach, the comparative period was not adjusted to conform with current period presentation. The adjustment was primarily related to segmenting or combining contracts by performance obligations identified under the criteria of the new standard. Revenue recognized during the year ended September 30, 2019 increased $4.8 million, net of tax, due to the adoption of the new standard primarily in the Construction Services segment.

The new accounting guidance establishes principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These subcontractor and other direct costs for the years ended September 30, 2019, 2018 and 2017 were $10.3 billion, $10.7 billion and $9.2 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
	(in millions)
Cost reimbursable	$10,414.2	$9,474.8	$8,737.6
Guaranteed maximum price	3,956.3	4,722.0	4,186.8
Fixed price	5,802.8	5,958.7	5,279.0
Total revenue	$20,173.3	$20,155.5	$18,203.4

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
	(in millions)
Americas	$16,191.1	$15,951.4	$14,202.5
Europe, Middle East, Africa	2,213.1	2,727.0	2,648.2
Asia Pacific	1,769.1	1,477.1	1,352.7
Total revenue	$20,173.3	$20,155.5	$18,203.4

Revenues in Europe, Middle East, Africa and Asia Pacific are primarily reported in the Company's Design and Consulting Services segment. As of September 30, 2019, the Company had allocated $23.6 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

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

Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
	(in millions)
Billed	$2,931.7	$2,697.7
Contract retentions	641.5	661.7
Total accounts receivable—gross	3,573.2	3,359.4
Allowance for doubtful accounts	(56.1)	(51.6)
Total accounts receivable—net	$3,517.1	$3,307.8

Substantially all contract assets as of September 30, 2019 and 2018 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $340 million and $266 million as of September 30, 2019 and 2018, respectively, and included amounts related to the Department of Energy Deactivation, Demolition, and Removal Project and the Refinery Turnaround Project discussed further in Note 18. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at September 30, 2019 and 2018.

The Company sold trade receivables and contract assets to financial institutions, of which $364.5 million and $334.2 million were outstanding as of September 30, 2019 and 2018, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.           Property and Equipment

Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30,	September 30,	Useful Lives
	2019	2018	(years)
	(in millions)
Building and land	$44.7	$75.2	10	-	45
Leasehold improvements	394.9	399.2	1	-	20
Computer systems and equipment	788.2	741.2	3	-	12
Furniture and fixtures	138.3	132.5	3	-	10
Total	1,366.1	1,348.1
Accumulated depreciation and amortization	(806.7)	(734.0)
Property and equipment, net	$559.4	$614.1

Depreciation expense for the fiscal years ended September 30, 2019, 2018 and 2017 were $164.5 million, $158.5 million, and $157.1 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

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

Contractually required support provided to the Company’s joint ventures is discussed in Note 18.

Summary of financial information of the consolidated joint ventures is as follows:

	September 30,	September 30,
	2019	2018
	(in millions)
Current assets	$956.0	$1,013.7
Non-current assets	166.8	192.7
Total assets	$1,122.8	$1,206.4

Current liabilities	$646.9	$724.2
Non-current liabilities	12.3	12.7
Total liabilities	659.2	736.9
Total AECOM equity	255.6	284.2
Noncontrolling interests	208.0	185.3
Total owners’ equity	463.6	469.5
Total liabilities and owners’ equity	$1,122.8	$1,206.4

Total revenue of the consolidated joint ventures was  $2,463.6 million, $2,525.0 million, and $1,933.5 million for the years ended September 30, 2019, 2018 and 2017, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30,	September 30,
	2019	2018
	(in millions)
Current assets	$1,914.5	$1,903.3
Non-current assets	1,004.3	938.3
Total assets	$2,918.8	$2,841.6

Current liabilities	$1,443.8	$1,658.5
Non-current liabilities	183.4	224.3
Total liabilities	1,627.2	1,882.8
Joint ventures’ equity	1,291.6	958.8
Total liabilities and joint ventures’ equity	$2,918.8	$2,841.6
AECOM’s investment in joint ventures	$405.2	$310.7

	Twelve Months Ended
	September 30,	September 30,
	2019	2018
	(in millions)
Revenue	$4,463.3	$5,571.9
Cost of revenue	4,285.9	5,325.4
Gross profit	$177.4	$246.5
Net income	$176.8	$238.6

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
	(in millions)
Pass through joint ventures	$31.6	$34.1	$36.6
Other joint ventures	49.4	47.0	105.0
Total	$81.0	$81.1	$141.6

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

The following tables provide reconciliations of the changes in the U.S. and international plans’ benefit obligations, reconciliations of the changes in the fair value of assets for the last three years ended September 30, and reconciliations of the funded status as of September 30 of each year.

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2019		2018		2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$633.1	$1,188.8	$683.0	$1,333.5	$720.0	$1,406.2
Service cost	—	0.5	4.9	1.1	4.3	1.3
Participant contributions	0.2	0.3	0.2	0.4	0.1	0.4
Interest cost	23.8	29.7	20.7	32.0	19.2	28.3
Benefits and expenses paid	(36.0)	(41.2)	(37.8)	(53.7)	(37.9)	(48.3)
Actuarial (gain) loss	80.7	206.5	(38.5)	(87.7)	(22.7)	(98.6)
Plan settlements	(1.3)	(3.7)	—	(3.0)	—	—
Plan amendments	—	5.2	0.6	—	—	—
Plan curtailments	—	—	—	(0.1)	—	—
Foreign currency translation (gain) loss	—	(74.8)	—	(33.7)	—	44.2
Benefit obligation at end of year	$700.5	$1,311.3	$633.1	$1,188.8	$683.0	$1,333.5

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2019		2018		2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$455.5	$965.9	$470.4	$993.1	$456.9	$973.2
Actual return on plan assets	26.2	180.3	11.1	29.3	39.0	9.6
Employer contributions	14.5	28.1	11.6	27.8	12.3	25.8
Participant contributions	0.2	0.3	0.2	0.4	0.1	0.4
Benefits and expenses paid	(36.0)	(41.2)	(37.8)	(53.7)	(37.9)	(48.3)
Plan settlements	(1.3)	(3.7)	—	(3.0)	—	—
Foreign currency translation gain (loss)	—	(60.9)	—	(28.0)	—	32.4
Fair value of plan assets at end of year	$459.1	$1,068.8	$455.5	$965.9	$470.4	$993.1

	Fiscal Year Ended
	September 30, 2019		September 30, 2018		September 30, 2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(241.4)	$(242.5)	$(177.6)	$(222.9)	$(212.6)	$(340.4)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A
Net amount recognized at end of year	$(241.4)	$(242.5)	$(177.6)	$(222.9)	$(212.6)	$(340.4)

The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2019, 2018 and 2017:

	Fiscal Year Ended
	September 30, 2019		September 30, 2018		September 30, 2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$2.7	$28.3	$2.5	$19.1	$2.3	$13.9
Accrued expenses and other current liabilities	(9.1)	—	(9.5)	—	(10.1)	—
Pension benefit obligations	(235.0)	(270.8)	(170.6)	(242.0)	(204.8)	(354.3)
Net amount recognized in the balance sheet	$(241.4)	$(242.5)	$(177.6)	$(222.9)	$(212.6)	$(340.4)

The following table details the reconciliation of amounts in the consolidated statements of stockholders’ equity for the fiscal years ended September 30, 2019, 2018 and 2017:

	Fiscal Year Ended
	September 30, 2019		September 30, 2018		September 30, 2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Reconciliation of amounts in consolidated statements of stockholders’ equity:
Prior service (cost) credit	$(0.7)	$(1.2)	$(0.8)	$4.1	$(0.2)	$4.4
Net loss	(150.7)	(233.0)	(72.5)	(186.4)	(94.6)	(263.7)
Total recognized in accumulated other comprehensive loss	$(151.4)	$(234.2)	$(73.3)	$(182.3)	$(94.8)	$(259.3)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for fiscal years ended September 30, 2019, 2018 and 2017:

	Fiscal Year Ended
	September 30, 2019		September 30, 2018		September 30, 2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.5	$4.9	$1.1	$4.3	$1.3
Interest cost on projected benefit obligation	23.8	29.7	20.7	32.0	19.2	28.3
Expected return on plan assets	(27.5)	(38.1)	(31.5)	(43.1)	(31.0)	(41.5)
Amortization of prior service costs (credits)	0.1	(0.1)	0.1	(0.1)	—	(0.2)
Amortization of net loss	3.6	4.1	4.0	8.2	4.3	13.0
Settlement loss recognized	0.2	0.8	—	0.3	—	—
Net periodic benefit cost	$0.2	$(3.1)	$(1.8)	$(1.6)	$(3.2)	$0.9

The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $29.7 million, $19.1 million, and $27.6 million in the years ended September 30, 2019, 2018 and 2017, respectively.

Amounts included in accumulated other comprehensive loss as of September 30, 2019 that are expected to be recognized as components of net periodic benefit cost during fiscal 2020 are (in millions):

	U.S.	Int’l
Amortization of prior service credit	$(0.1)	$(0.1)
Amortization of net actuarial losses	(5.0)	(8.3)
Total	$(5.1)	$(8.4)

The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2019		2018		2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Projected benefit obligation	$679.5	$1,141.9	$610.4	$1,002.6	$658.4	$1,158.3
Accumulated benefit obligation	679.5	1,132.7	610.4	991.9	658.4	1,145.7
Fair value of plan assets	454.8	871.2	451.5	760.7	466.4	804.2

Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $26.6 million to the international plans in fiscal 2020. The required minimum contributions for  U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $14.7 million to U.S. plans in fiscal 2020.

The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int’l
2020	$43.1	$46.6
2021	42.7	42.8
2022	41.1	43.9
2023	41.3	45.6
2024	41.3	46.5
2025-2029	203.2	250.7
Total	$412.7	$476.1

The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2019		2018		2017
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Weighted-average assumptions to determine benefit obligation:
Discount rate	3.00%	1.81%	4.15%	2.91%	3.64%	2.67%
Salary increase rate	N/A	2.52%	N/A	2.79%	N/A	2.76%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.15%	2.91%	3.60%	2.67%	3.41%	2.35%
Salary increase rate	N/A	2.79%	N/A	2.76%	N/A	2.61%
Expected long-term rate of return on plan assets	7.00%	4.43%	7.00%	4.73%	7.00%	5.10%

Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

The following table summarizes the Company’s target allocation for 2019 and pension plan asset allocation, both U.S. and international, as of September 30, 2019 and 2018:

			Percentage of Plan Assets
			as of September 30,
	Target Allocations		2019		2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Asset Category:
Equities	45%	37%	45%	36%	40%	38%
Debt	42	36	45	31	50	36
Cash	3	6	1	3	1	7
Property and other	10	21	9	30	9	19
Total	100%	100%	100%	100%	100%	100%

The Company’s domestic and foreign plans seek a competitive rate of return relative to an appropriate level of risk depending on the funded status and obligations of each plan and typically employ both active and passive investment management strategies. The Company’s risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. The target asset allocation selected for each plan reflects a risk/return profile that the Company believes is appropriate relative to each plan’s liability structure and return goals.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.00% and 4.43% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2019 for U.S. and non-U.S. plans, respectively.

As of September 30, 2019, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2019
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2019	(Level 1)	(Level 2)	(Level 3)	NAV
	(in millions)
Cash and cash equivalents	$41.0	$26.4	$14.6	$—	$—
Equity and debt securities	115.5	115.5	—	—	—
Investment funds
Diversified and equity funds	192.8	179.0	13.8	—	—
Fixed income funds	95.7	22.0	73.7	—	—
Common collective funds	897.0	—	—	—	897.0
Assets held by insurance company	26.8	—	—	26.8	—
Derivative instruments	159.1	—	159.1	—	—
Total	$1,527.9	$342.9	$261.2	$26.8	$897.0

As of September 30, 2018, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2018
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2018	(Level 1)	(Level 2)	(Level 3)	NAV
	(in millions)
Cash and cash equivalents	$71.7	$37.1	$34.6	$—	$—
Equity and debt securities	153.4	153.4	—	—	—
Investment funds
Diversified and equity funds	152.0	82.4	69.6	—	—
Fixed income funds	55.3	3.6	51.7	—	—
Hedge funds	15.0	—	—	15.0	—
Common collective funds	951.0	—	—	—	951.0
Assets held by insurance company	30.0	—	—	30.0	—
Derivative instruments	(7.0)	—	(7.0)	—	—
Total	$1,421.4	$276.5	$148.9	$45.0	$951.0

Changes for the year ended September 30, 2019 in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

			Actual return
		Actual return on	on plan assets,			Change
	September 30,	plan assets,	relating to		Transfer	due to
	2018	relating to assets	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	still held at	during the	sales and	(out of)	rate	2019
	balance	reporting date	period	settlements	Level 3	changes	Ending balance
	(in millions)

Level 3 Assets	$45.0	$0.4	$(0.1)	$(17.0)	$—	$(1.5)	$26.8

Changes for the year ended September 30, 2018, in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

			Actual return
		Actual return on	on plan assets,			Change
	September 30,	plan assets,	relating to		Transfer	due to
	2017	relating to assets	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	still held at	during the	sales and	(out of)	rate	2018
	balance	reporting date	period	settlements	Level 3	changes	Ending balance
	(in millions)

Level 3 Assets	$45.3	$0.4	$—	$0.2	$—	$(0.9)	$45.0

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

Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2019, there were no material changes to the valuation techniques.

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

Multiemployer Pension Plans

The Company participates in over 200 construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $52.3 million and $49.8 million for the years ended September 30, 2019 and 2018, respectively. At September 30, 2019 and 2018, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

8. Debt

Debt consisted of the following:

	September 30,	September 30,
	2019	2018
	(in millions)
2014 Credit Agreement	$1,182.2	$1,433.8
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.1	247.9
Other debt	208.8	191.8
Total debt	3,439.1	3,673.5
Less: Current portion of debt and short-term borrowings	(117.2)	(143.1)
Less: Unamortized debt issuance costs	(36.1)	(46.7)
Long-term debt	$3,285.8	$3,483.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2019:

Fiscal Year
2020	$117.2
2021	216.1
2022	317.5
2023	450.9
2024	15.4
Thereafter	2,322.0
Total	$3,439.1

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the Company’s acquisition of URS.

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

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 3.4 at September 30, 2019. The Company’s Consolidated Interest Coverage Ratio was 4.9 at September 30, 2019. As of September 30, 2019, the Company was in compliance with the covenants of the Credit Agreement.

At September 30, 2019 and 2018, outstanding standby letters of credit totaled $22.8 million and $28.7 million, respectively, under the Company’s revolving credit facilities. As of September 30, 2019 and 2018, the Company had $1,327.2 million and $1,321.3 million, respectively, available under its revolving credit facility.

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

As of September 30, 2019, the estimated fair value of the 2024 Notes was approximately $866.0 million. The fair value of the 2024 Notes as of September 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of September 30, 2019.

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

As of September 30, 2019, the estimated fair value of the 2017 Senior Notes was approximately $1,041.3 million. The fair value of the 2017 Senior Notes as of September 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of September 30, 2019.

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

As of September 30, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $256.0 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of September 30, 2019 was $248.1 million. The fair value of the 2022 URS Senior Notes as of September 30, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of September 30, 2019, the Company were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2019 and 2018, these outstanding standby letters of credit totaled $470.9 million and $486.4 million, respectively. As of September 30, 2019, the Company had $473.2 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2019, 2018 and 2017 was 4.8%, 4.6% and 4.6%, respectively.

Interest expense in the consolidated statements of operations for the year ended September 30, 2019 included amortization of deferred debt issuance costs for the year ended September 30, 2019, 2018 and 2017 was $10.7 million, $18.1 million and $17.5 million, respectively.

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

September 30, 2019
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

September 30, 2018
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 23.2 million (or $17.4 million) at September 30, 2019. The notional principal of outstanding foreign currency contracts to purchase AUD was AUD 65.2 million (or $49.1 million) at September 30, 2018.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2019, 2018 and 2017.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at September 30, 2019 or 2018.

See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2019, 2018 and 2017. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all years presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all years presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

10.         Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Canada, Europe, Australia, Middle East and Hong Kong. If the Company extends significant credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 4 regarding the Company’s foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

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

Year Ending September 30,
2020	$236.2
2021	198.3
2022	166.0
2023	131.1
2024	105.0
Thereafter	405.8
Total	$1,242.4

Rent expense for leases for the years ended September 30, 2019, 2018 and 2017 was approximately $258.1 million, $268.5 million, and $265.9 million, respectively. When the Company is required to restore leased facilities to original condition, provisions are made over the period of the lease.

12.         Stockholders’ Equity

Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

Accelerated Share Repurchase—In August 2018, the Company entered into an accelerated share repurchase (ASR) with JPMorgan Chase Bank, National Association (JPMorgan) to repurchase $150 million of its common stock. During the quarter ended September 30, 2018, JPMorgan delivered 4.0 million shares to the Company, at which point the Company’s shares outstanding were reduced and accounted for as a reduction to retained earnings. The initial share delivery represented the minimum amount of shares JPMorgan was contractually obligated to provide under the ASR agreement. The ASR completed on October 11, 2018, which resulted in the delivery of an additional 0.6 million shares to the Company from JPMorgan.

13.         Share-Based Payments

Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company’s insider trading policy. Compensation expense relating to these employer contributions related to AECOM stock under defined contribution plans for fiscal years ended September 30, 2019, 2018 and 2017 was $32.3 million, $32.3 million, and $32.9 million, respectively.

Stock Incentive Plans—Under the 2016 Stock Incentive Plan, the Company has up to 11.6 million securities remaining available for future issuance as of September 30, 2019. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant.  Unexercised options expire seven years after date of grant.

During the three years in the period ended September 30, 2019, option activity was as follows:

	Number of	Weighted
	Options	Average
	(in millions)	Exercise Price
Balance, September 30, 2016	0.9	30.36
Granted	—	—
Exercised	(0.2)	26.42
Cancelled	—	—
Balance, September 30, 2017	0.7	31.11
Granted	—	—
Exercised	(0.1)	27.79
Cancelled	—	—
Balance, September 30, 2018	0.6	31.62
Granted	—	—
Exercised	—	—
Cancelled	(0.5)	(31.62)
Balance, September 30, 2019	0.1	31.62
Exercisable as of September 30, 2017	0.1	27.79
Exercisable as of September 30, 2018	—	N/A
Exercisable as of September 30, 2019	0.1	31.62

The aggregate intrinsic value of stock options exercised during the years ended September 30, 2018 and 2017 was $0.9 million and $1.2 million, respectively.

The fair value of the Company’s employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. No stock options were granted during the years ended September 30, 2019 and 2018.

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $27.53, $37.69, and $38.15 during the years ended September 30, 2019, 2018 and 2017, respectively. The weighted average grant date fair value of restricted stock unit awards was $27.73, $36.83, and $37.96 during the years ended September 30, 2019, 2018 and 2017, respectively. Total compensation expense related to these share-based payments including stock options was $63.8 million, $73.1 million, and $83.8 million during the years ended September 30, 2019, 2018 and 2017, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2019 and 2018 was $74.6 million and $94.3 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

14.         Income Taxes

Income (loss) before income taxes included (loss) income from domestic operations of $(255.6) million,  $317.9 million, and $322.2 million for fiscal years ended September 30, 2019, 2018 and 2017 and income (loss) from foreign operations of $71.5 million, $(140.4) million, and $107.0 million for fiscal years ended September 30, 2019, 2018 and 2017.

Income tax (benefit) expense was comprised of:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
	(in millions)
Current:
Federal	$9.2	$(122.4)	$10.3
State	45.4	19.0	17.9
Foreign	43.2	47.1	29.3
Total current income tax expense (benefit)	97.8	(56.3)	57.5
Deferred:
Federal	(67.0)	14.5	(8.3)
State	(41.7)	39.0	10.4
Foreign	10.8	(16.8)	(51.9)
Total deferred income tax (benefit) expense	(97.9)	36.7	(49.8)
Total income tax (benefit) expense	$(0.1)	$(19.6)	$7.7

The major elements contributing to the difference between the U.S. federal statutory rate of 21% for fiscal year ended September 30, 2019 and 24.5% and 35% for fiscal years ended September 30, 2018 and 2017, respectively, and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(in millions)
Tax at federal statutory rate	$(38.7)	21.0%	$43.5	24.5%	$150.3	35.0%
State income tax, net of federal benefit	9.0	(4.9)	17.8	10.0	24.3	5.7
Impairment of goodwill, nondeductible for tax	82.7	(44.9)	33.9	19.1	—	—
Foreign residual income	28.9	(15.7)	10.3	5.8	(9.2)	(2.1)
Nondeductible costs	9.2	(5.0)	3.5	1.9	5.8	1.4
Change in uncertain tax positions	6.0	(3.3)	(31.4)	(17.7)	9.5	2.2
Return to provision, primarily foreign tax credits	3.7	(2.0)	(18.5)	(10.4)	—	—
Income tax credits and incentives	(47.6)	25.8	(37.2)	(21.0)	(56.8)	(13.2)
Valuation allowance	(20.3)	11.0	58.7	33.1	(51.2)	(11.9)
Exclusion of tax on non-controlling interests	(16.3)	8.9	(14.9)	(8.4)	(28.2)	(6.6)
Foreign tax rate differential	(4.8)	2.6	(1.6)	(0.9)	(19.2)	(4.5)
Audit settlement	(4.6)	2.5	(27.7)	(15.6)	—	—
Tax exempt income	(3.9)	2.1	(7.4)	(4.2)	(17.9)	(4.2)
Impact of changes in tax law	(1.5)	0.8	(47.8)	(26.9)	—	—
Other items, net	(1.9)	1.2	(0.8)	(0.4)	0.3	—
Total income tax expense (benefit)	$(0.1)	0.1%	$(19.6)	(11.1)%	$7.7	1.8%

During fiscal 2018, the Company recorded a valuation allowance of $38.1 million against foreign tax credits related to deferred tax assets in the U.S. In its determination of the realizability of its deferred tax assets, the Company evaluated positive evidence consisting of forecasts of foreign tax credit utilization against future foreign source income, earnings trends over a sustainable period, positive economic conditions in the industries the Company operates in, possible prudent and feasible tax planning strategies (net of costs to implement the tax planning strategies) and actual usage of foreign tax credit carryforwards. The Company also evaluated negative evidence consisting of significant foreign tax credits and U.S. tax law changes that restrict the usage of foreign tax credits. This evaluation was conducted on a tax jurisdictional basis or legal entity basis, as applicable, and based on the weighing of all positive and negative evidence, a determination was made as to the realizability of the deferred tax assets on that same basis. During fiscal 2019, the Company revaluated the valuation allowance based on positive evidence and negative evidence including new positive evidence related to the issuance of regulations during the first quarter related to The Tax Cuts and Jobs Act (Tax Act) and forecasting the utilization of the foreign tax credits within the foreseeable future. Based on the weighing of all positive and negative evidence the Company determined that a valuation allowance was no longer needed and released the valuation allowance resulting in a tax benefit of $38.1 million.

During fiscal 2018, President Trump signed what is commonly referred to as The Tax Cuts and Jobs Act (the Tax Act) into law. The Tax Act reduced the Company's U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for its fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on foreign sourced earnings and eliminated or reduced deductions.

During fiscal 2018, the Company recorded a $32.0 million provisional tax benefit related to the remeasurement of its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In addition, the Company released the deferred tax liability and recorded a tax benefit related to foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $79.8 million and accrued $64 million of tax expense related to the one-time transition tax. During fiscal 2019, the Company completed the calculation of the total foreign earnings and profits of foreign subsidiaries and recorded a tax benefit of $1.5 million.

During fiscal 2018, the Company effectively settled a U.S. federal income tax examination for URS pre-acquisition tax years 2012, 2013 and 2014 and recorded a benefit of $27.7 million related to various adjustments, in addition to the favorable settlement for R&D credits of $26.2 million recorded in the second quarter of 2018. The Company is currently under tax audit in several jurisdictions including the U.S and believe the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in adjustments, but will not result in a material change in the liability for uncertain tax positions.

During fiscal 2018, the Company restructured certain operations in Canada which resulted in a release of a valuation allowance of $13.1 million. Certain operations in Canada continue to forecast losses and the valuation allowances could be reduced if the earnings trends reverse.

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

The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$132.9	$108.3
Net operating loss carryforwards	228.2	252.4
Self-insurance reserves	12.9	13.5
Research and experimentation and other tax credits	120.5	178.1
Pension liability	105.1	88.2
Accrued liabilities	125.4	63.4
Other	28.8	27.8
Total deferred tax assets	753.8	731.7
Deferred tax liabilities:
Unearned revenue	(106.9)	(121.1)
Depreciation and amortization	(78.5)	(135.9)
Acquired intangible assets	(49.6)	(56.0)
Investment in subsidiaries	(108.7)	(109.5)
Total deferred tax liabilities	(343.7)	(422.5)
Valuation allowance	(169.1)	(197.1)
Net deferred tax assets	$241.0	$112.1

As of September 30, 2019, the Company has available unused state and foreign net operating loss (NOL) carryforwards of $654.2 million and $945.8 million, respectively, which expire at various dates over the next several years; the federal NOL carryforwards and some foreign NOL carryforwards never expire. In addition, as of September 30, 2019, the Company has unused federal and state research and development credits of $77.6 million and $40.3 million, respectively, and California Enterprise Zone Tax Credits of $6.8 million which expire at various dates over the next several years.

As of September 30, 2019 and 2018, gross deferred tax assets were $753.8 million and $731.7 million, respectively. The Company has recorded a valuation allowance of $169.1 million and $197.1 million at September 30, 2019 and 2018, respectively, primarily related to foreign tax credits, state and foreign net operating loss carryforwards and credits and deferred tax assets related to certain pension obligations (primarily in the United Kingdom and Canada). The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company’s assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $584.7 million will be realized and, as such, no additional valuation allowance has been provided. The net decrease in the valuation allowance of $28.0 million is primarily attributable to the release of a valuation allowance of $38.1 million for foreign tax credits and the utilization of $6.0 million of foreign net operating loss carryforwards in the current year, partially offset by increases in valuation allowances for unbenefitable losses.

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

As of September 30, 2019 and 2018, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $75.4 million and $71.9 million, respectively. The gross unrecognized tax benefits as of September 30, 2019 and 2018 were $62.4 million and $60.0 million, respectively, excluding interest, penalties, and related tax benefit. Of the $62.4 million, approximately $45.2 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
	(in millions)
Balance at the beginning of the year	$60.0	$102.1
Gross increase in current period’s tax positions	3.4	4.0
Gross increase in prior years’ tax positions	0.8	2.2
Gross decrease in prior years’ tax positions	(1.0)	(14.4)
Decrease due to settlement with tax authorities	—	(31.9)
Decrease due to lapse of statute of limitations	—	(1.7)
Gross change due to foreign exchange fluctuations	(0.8)	(0.3)
Balance at the end of the year	$62.4	$60.0

The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2019, the accrued interest and penalties were $20.3 million and $4.3 million, respectively, excluding any related income tax benefits. At September 30, 2018, the accrued interest and penalties were $15.5 million and $4.1 million, respectively, excluding any related income tax benefits.

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

15.         Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the periods presented, equity awards excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the year ended September 30, 2019 excludes 2.7 million of potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
	(in millions)
Denominator for basic earnings per share	157.0	159.1	155.7
Potential common shares	—	3.2	3.4
Denominator for diluted earnings per share	157.0	162.3	159.1

16.         Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
	(in millions)
Accrued salaries and benefits	$1,020.7	$1,035.9
Accrued contract costs	913.9	861.0
Other accrued expenses	455.8	370.1
	$2,390.4	$2,267.0

Accrued contract costs above include balances related to professional liability accruals of $573.4 million and $519.5 million as of September 30, 2019 and 2018, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2019 and 2018. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the twelve months ended September 30, 2019. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company incurred restructuring expenses of $95.4 million, including personnel and other costs of $73.3 million and real estate costs of $22.1 million during the year ended September 30, 2019, of which $26.5 million was accrued and unpaid at September 30, 2019. In connection with this restructuring plan, the Company evaluated its real estate portfolio to better align with the ongoing business. The Company identified certain long-lived assets that were no longer recoverable, and recorded an impairment of $27.4 million in Impairment of long-lived assets, including goodwill during the fourth quarter of fiscal 2019. Fair value of the long-lived assets was determined primarily using Level 3 inputs, such as discounted cash flows.

During the twelve months ended September 30, 2016, the Company recorded revenue related to the expected accelerated recovery of a pension related entitlement from the federal government of approximately $50 million. The entitlement resulted from pension costs that are reimbursable through certain government contracts in accordance with Cost Accounting Standards. The accelerated recognition resulted from an amendment to freeze pension benefits under URS Federal Services, Inc. Employees Retirement Plan. During the year ended September 30, 2019, the Company entered into an agreement with the federal government to settle substantially all of the entitlement.

17.         Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the years ended September 30, 2019, 2018 and 2017 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2017	$(281.9)	$(418.4)	$(0.4)	$(700.7)
Other comprehensive income (loss) before reclassification	69.9	(83.8)	0.7	(13.2)
Amounts reclassified from accumulated other comprehensive loss	9.7	—	0.9	10.6
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive income (loss) before reclassification	(107.2)	(46.5)	(17.2)	(170.9)
Amounts reclassified from accumulated other comprehensive loss	6.8	—	3.2	10.0
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)

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

At September 30, 2019, the Company was contingently liable in the amount of approximately $493.7 million in issued standby letters of credit and $4.8 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company has an ongoing capital commitment to fund investments. At September 30, 2019, the Company has capital commitments of $35 million to the Fund over the next 10 years.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

Washington Group International, an Ohio company, the former name of one of the Company’s wholly-owned subsidiaries (AECOM E&C) executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues and remains uncompleted. In February 2011, AECOM E&C and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required AECOM E&C and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required AECOM E&C to pay all project costs exceeding $146 million.

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

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. AECOM E&C assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date the Company acquired AECOM E&C’s parent company, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction and decommissioning activities are completed and site restoration activities are completed. AECOM E&C increased its receivable during the quarter ended September 30, 2019. Such amount is included in the significant claims discussed in Note 4.

AECOM E&C can provide no certainty that it will recover the claims submitted against the DOE in December 2014, any future claims or any other project costs after December 2014 that AECOM E&C may be obligated to incur, which could have a material adverse effect on the Company’s results of operations.

SR-91

One of the Company’s wholly-owned subsidiaries, URS Corporation, a Nevada corporation, entered into a partial fixed cost and partial time and material design agreement in 2012 with a design build contractor for a state route highway construction project in Riverside County and Orange County, California. On April 1, 2017, URS Corporation filed an $8.2 million amended complaint in the Superior Court of California against the design build contractor for its failure to pay for services performed under the design agreement. On July 3, 2017, the design build contractor filed an amended cross-complaint against URS Corporation and the Company in Superior Court alleging breaches of contract, negligent interference and professional negligence pertaining to URS Corporation’s performance of design services under the design agreement, seeking purported damages of $70 million. On May 4, 2018, the design build contractor dismissed its claims for negligent interference. On May 24, 2018, URS Corporation filed an $11.9 million second amended complaint in Superior Court against the design build contractor for its failure to pay for services performed under the design agreement. Jury trial commenced in Superior Court on July 1, 2019 and concluded on October 1, 2019. At the time of trial, URS was owed and claimed $4.9 million against the design build contractor, while the contractor counterclaimed for $103.7 million against URS Corporation and the Company. The jury issued a unanimous verdict awarding URS Corporation $4.9 million and awarding the design build contractor $2.7 million.

URS Corporation and AECOM cannot provide assurances that URS Corporation will be successful in the recovery of the amounts owed to it under the design agreement or in their defense against the amounts alleged under the cross-complaint that they believe are without merit and that they intend to continue to vigorously defend against in any further proceedings. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex factual and legal issues; there is uncertainty regarding damages, including due to liability of and payments, by third parties; and the post-trial proceedings are ongoing.

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

Refinery Turnaround Project

AECOM E&C entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of AECOM E&C’s control, including client directed changes and delays and the refinery’s condition, AECOM E&C performed additional work outside of the original contract over $90 million. In March 2019, the refinery owner sent a letter to AECOM E&C alleging it incurred approximately $79 million in damages due to AECOM E&C’s project performance. In April 2019, AECOM E&C filed and perfected a $132 million construction lien against the refinery owner for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and AECOM E&C, the refinery owner crossclaimed against AECOM E&C and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, AECOM E&C removed the matter to federal court and cross claimed against the refinery owner for approximately $144 million. The Company’s receivable relating to this claim is included within the significant claims discussed in Note 4, Revenue Recognition, to the financial statements included in this report.

AECOM E&C intends to vigorously prosecute and defend this matter; however, AECOM E&C cannot provide assurance that it will be successful in these efforts. The resolution of this matter and any potential range of loss cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that AECOM E&C is continuing to assess.

19.         Reportable Segments and Geographic Information

The Company’s operations are organized into four reportable segments: Design and Consulting Services (DCS), Construction Services (CS), Management Services (MS), and AECOM Capital (ACAP). During the third quarter of fiscal 2017, operating activities of ACAP achieved a level of significance sufficient to warrant disclosure as a separate reportable segment. Prior to the third quarter of fiscal 2017, ACAP’s operating results were included in the corporate segment, and comparable periods were reclassified to reflect the change. The Company’s DCS reportable segment delivers planning, consulting, architectural, and engineering design services, program management and construction management for industrial, commercial, institutional and government clients worldwide. The Company’s CS reportable segment provides construction, program and construction management services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas. The Company’s MS reportable segment provides program and facilities management, environmental management, training, logistics, consulting, systems engineering and technical assistance, and systems integration and information technology, primarily for agencies of the U.S. government. The Company’s ACAP segment primarily invests in and develops real estate projects. These reportable segments are organized by the types of services provided, the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

	Design and
	Consulting	Construction	Management	AECOM
Reportable Segments:	Services	Services	Services	Capital	Corporate	Total
	(in millions)
Fiscal Year Ended September 30, 2019:
Revenue	$8,268.2	$7,778.8	$4,118.1	$8.2	$—	$20,173.3
Gross profit	545.9	55.4	203.9	8.2	—	813.4
Equity in earnings of joint ventures	18.0	36.5	8.8	17.7	—	81.0
General and administrative expenses	—	—	—	(4.9)	(143.2)	(148.1)
Restructuring costs	—	—	—	—	(95.4)	(95.4)
Gain (loss) on disposal activities	3.6	(7.4)	(6.6)	—	—	(10.4)
Impairment of long-lived assets, including goodwill	(15.2)	(590.5)	—	—	(9.7)	(615.4)
Operating income (loss)	552.3	(506.0)	206.1	21.0	(248.3)	25.1
Segment assets	7,136.3	3,804.0	2,648.7	197.8	674.8	14,461.6
Gross profit as a % of revenue	6.6%	0.7%	5.0%			4.0%

Fiscal Year Ended September 30, 2018:
Revenue	$8,223.1	$8,238.9	$3,693.5	$—	$—	$20,155.5
Gross profit	439.2	40.4	171.0	—	—	650.6
Equity in earnings of joint ventures	15.8	21.5	28.6	15.2	—	81.1
General and administrative expenses	—	—	—	(11.2)	(124.5)	(135.7)
Loss on disposal activities	—	(2.9)	—	—	—	(2.9)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—	—	(168.2)
Operating income (loss)	455.0	(109.2)	199.6	4.0	(124.5)	424.9
Segment assets	7,013.8	4,212.0	2,701.2	140.6	613.5	14,681.1
Gross profit as a % of revenue	5.3%	0.5%	4.6%			3.2%

Fiscal Year Ended September 30, 2017:
Revenue	$7,566.8	$7,295.6	$3,341.0	$—	$—	$18,203.4
Gross profit	394.8	92.9	196.0	—	—	683.7
Equity in earnings of joint ventures	16.4	22.4	45.1	57.7	—	141.6
General and administrative expenses	—	—	—	(8.7)	(124.7)	(133.4)
Gain on disposal activities	0.6	—	—	—	—	0.6
Acquisition and integration expenses	—	—	—	—	(38.7)	(38.7)
Operating income	411.8	115.3	241.1	49.0	(163.4)	653.8
Segment assets	6,992.6	4,114.5	2,704.6	199.1	386.2	14,397.0
Gross profit as a % of revenue	5.2%	1.3%	5.9%			3.8%

Geographic Information:

	Fiscal Year Ended
Long-Lived Assets	September 30, 2019	September 30, 2018	September 30, 2017
	(in millions)
Americas	4,473.1	5,357.8	5,379.4
Europe, Middle East, Africa	1,797.2	1,759.5	1,781.1
Asia Pacific	412.5	369.2	382.9
Total	6,682.8	7,486.5	7,543.4

Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20.         Major Clients

Other than the U.S. federal government, no single client accounted for 10% or more of the Company’s revenue in any of the past five fiscal years. Approximately 26%, 23%, and 22% of the Company’s revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2019, 2018 and 2017, respectively. One of these contracts accounted for approximately 3%, 2%, and 3% of the Company’s revenue in the years ended September 30, 2019, 2018 and 2017, respectively.

21.         Quarterly Financial Information—Unaudited

In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

	First	Second	Third	Fourth
Fiscal Year 2019:	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
Revenue	$5,037.5	$5,040.0	$4,980.2	$5,115.6
Cost of revenue	4,866.9	4,844.6	4,771.0	4,877.4
Gross profit	170.6	195.4	209.2	238.2
Equity in earnings of joint ventures	12.5	25.9	28.6	14.0
General and administrative expenses	(35.9)	(37.4)	(37.5)	(37.3)
Restructuring costs	(63.3)	(15.9)	—	(16.2)
Loss on disposal activities	—	—	(7.4)	(3.0)
Impairment of long-lived assets, including goodwill	—	—	—	(615.4)
Income (loss) from operations	83.9	168.0	192.9	(419.7)
Other income	3.6	4.3	4.8	4.1
Interest expense	(56.0)	(57.9)	(55.7)	(56.4)
Income (loss) before income tax (benefit) expense	31.5	114.4	142.0	(472.0)
Income tax (benefit) expense	(33.6)	20.9	36.6	(24.0)
Net income (loss)	65.1	93.5	105.4	(448.0)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(13.6)	(15.6)	(21.7)	(26.2)
Net income (loss) attributable to AECOM	$51.5	$77.9	$83.7	$(474.2)
Net income (loss) attributable to AECOM per share:
Basic	$0.33	$0.50	$0.53	$(3.01)
Diluted	$0.32	$0.49	$0.52	$(3.01)
Weighted average common shares outstanding:
Basic	156.4	156.6	157.4	157.7
Diluted	159.6	158.4	159.8	157.7

	First	Second	Third	Fourth
Fiscal Year 2018:	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)
Revenue	$4,910.8	$4,790.9	$5,148.0	$5,305.8
Cost of revenue	4,774.6	4,649.7	4,962.8	5,117.8
Gross profit	136.2	141.2	185.2	188.0
Equity in earnings of joint ventures	29.7	13.1	12.8	25.5
General and administrative expenses	(34.7)	(30.2)	(35.1)	(35.7)
Loss on disposal activities	—	—	(2.1)	(0.8)
Impairment of assets held for sale, including goodwill	—	(168.2)	—	—
Income (loss) from operations	131.2	(44.1)	160.8	177.0
Other income	2.3	12.5	2.7	2.6
Interest expense	(56.2)	(100.5)	(55.3)	(55.5)
Income (loss) before income tax (benefit) expense	77.3	(132.1)	108.2	124.1
Income tax (benefit) expense	(47.1)	(24.4)	33.1	18.7
Net income (loss)	124.4	(107.7)	75.1	105.4
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(13.1)	(12.0)	(14.2)	(21.4)
Net income (loss) attributable to AECOM	$111.3	(119.7)	$60.9	$84.0
Net income (loss) attributable to AECOM per share:
Basic	$0.70	$(0.75)	$0.38	$0.53
Diluted	$0.69	$(0.75)	$0.37	$0.52
Weighted average common shares outstanding:
Basic	157.9	159.5	160.4	158.6
Diluted	161.8	159.5	163.2	161.8

22.         Condensed Consolidating Financial Information

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

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2019

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$129.3	$315.6	$635.5	$—	$1,080.4
Accounts receivable and contract assets—net	—	2,651.8	3,125.9	—	5,777.7
Intercompany receivable	1,164.7	163.9	176.0	(1,504.6)	—
Prepaid expenses and other current assets	52.5	270.1	304.8	—	627.4
Income taxes receivable	13.7	—	35.4	—	49.1
TOTAL CURRENT ASSETS	1,360.2	3,401.4	4,277.6	(1,504.6)	7,534.6
PROPERTY AND EQUIPMENT—NET	193.0	179.1	187.3	—	559.4
DEFERRED TAX ASSETS—NET	152.8	45.6	142.1	(95.2)	245.3
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	5,740.8	1,611.2	—	(7,352.0)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	9.9	41.6	353.7	—	405.2
GOODWILL	—	3,193.4	2,081.9	—	5,275.3
INTANGIBLE ASSETS—NET	—	172.3	60.7	—	233.0
OTHER NON-CURRENT ASSETS	33.1	43.5	132.2	—	208.8
TOTAL ASSETS	$7,489.8	$8,688.1	$7,235.5	$(8,951.8)	$14,461.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$21.8	$—	$26.0	$—	$47.8
Accounts payable	50.2	1,946.1	958.4	—	2,954.7
Accrued expenses and other current liabilities	108.0	1,012.1	1,270.3	—	2,390.4
Income taxes payable	23.6	—	36.0	—	59.6
Intercompany payable	116.1	873.9	649.5	(1,639.5)	—
Contract liabilities	—	318.8	621.1	—	939.9
Current portion of long-term debt	12.6	14.8	42.0	—	69.4
TOTAL CURRENT LIABILITIES	332.3	4,165.7	3,603.3	(1,639.5)	6,461.8
OTHER LONG-TERM LIABILITIES	130.7	288.2	391.4	—	810.3
DEFERRED TAX LIABILITY—NET	—	—	99.5	(95.2)	4.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	872.6	—	467.5	(1,340.1)	—
LONG‑TERM DEBT	2,468.9	290.1	526.8	—	3,285.8
TOTAL LIABILITIES	3,804.5	4,744.0	5,088.5	(3,074.8)	10,562.2
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,685.3	3,944.1	1,938.2	(5,877.0)	3,690.6
Noncontrolling interests	—	—	208.8	—	208.8
TOTAL STOCKHOLDERS’ EQUITY	3,685.3	3,944.1	2,147.0	(5,877.0)	3,899.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,489.8	$8,688.1	$7,235.5	$(8,951.8)	$14,461.6

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2018

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$22.0	$270.9	$593.8	$—	$886.7
Accounts receivable and contract assets—net	—	2,544.7	2,924.1	—	5,468.8
Intercompany receivable	951.1	84.9	157.9	(1,193.9)	—
Prepaid expenses and other current assets	52.9	331.6	200.7	—	585.2
Current assets held for sale	—	—	59.8	—	59.8
Income taxes receivable	84.6	—	42.2	—	126.8
TOTAL CURRENT ASSETS	1,110.6	3,232.1	3,978.5	(1,193.9)	7,127.3
PROPERTY AND EQUIPMENT—NET	202.6	217.3	194.2	—	614.1
DEFERRED TAX ASSETS—NET	134.0	—	150.0	(124.6)	159.4
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,364.1	1,912.0	—	(8,276.1)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	13.4	49.6	247.7	—	310.7
GOODWILL	—	3,392.7	2,528.4	—	5,921.1
INTANGIBLE ASSETS—NET	—	218.6	101.3	—	319.9
OTHER NON-CURRENT ASSETS	49.9	45.6	133.1	—	228.6
TOTAL ASSETS	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$8.4	$—	$—	$—	$8.4
Accounts payable	53.6	1,616.7	1,055.7	—	2,726.0
Accrued expenses and other current liabilities	58.8	1,035.6	1,172.7	—	2,267.1
Income taxes payable	10.4	—	29.4	—	39.8
Intercompany payable	105.5	830.8	416.9	(1,353.2)	—
Contract liabilities	1.5	316.1	613.8	—	931.4
Current liabilities held for sale	—	—	22.3	—	22.3
Current portion of long-term debt	43.3	27.0	64.4	—	134.7
TOTAL CURRENT LIABILITIES	281.5	3,826.2	3,375.2	(1,353.2)	6,129.7
OTHER LONG-TERM LIABILITIES	131.6	249.0	361.5	—	742.1
DEFERRED TAX LIABILITY—NET	—	63.1	108.9	(124.7)	47.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	800.9	—	487.5	(1,288.4)	—
LONG-TERM DEBT	2,627.8	291.4	564.5	—	3,483.7
TOTAL LIABILITIES	3,841.8	4,429.7	4,897.6	(2,766.3)	10,402.8
TOTAL AECOM STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,250.1	(6,828.3)	4,092.8
Noncontrolling interests	—	—	185.5	—	185.5
TOTAL STOCKHOLDERS’ EQUITY	4,032.8	4,638.2	2,435.6	(6,828.3)	4,278.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,874.6	$9,067.9	$7,333.2	$(9,594.6)	$14,681.1

Condensed Consolidating Statements of Operations

(in millions)

	For the Fiscal Year Ended September 30, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$10,978.7	$9,282.4	$(87.8)	$20,173.3
Cost of revenue	—	10,594.7	8,853.0	(87.8)	19,359.9
Gross profit	—	384.0	429.4	—	813.4
Equity in earnings from subsidiaries	82.0	(54.4)	—	(27.6)	—
Equity in earnings of joint ventures	—	3.6	77.4	—	81.0
General and administrative expenses	(143.3)	—	(4.8)	—	(148.1)
Restructuring costs	(95.4)	—	—	—	(95.4)
Loss on disposal activities	(6.6)	—	(3.8)	—	(10.4)
Impairment of long-lived assets, including goodwill	(9.6)	(200.2)	(405.6)	—	(615.4)
(Loss) income from operations	(172.9)	133.0	92.6	(27.6)	25.1
Other income	5.0	48.4	20.4	(57.0)	16.8
Interest expense	(202.8)	(22.0)	(58.2)	57.0	(226.0)
(Loss) income before income tax (benefit) expense	(370.7)	159.4	54.8	(27.6)	(184.1)
Income tax (benefit) expense	(109.6)	92.1	17.4	—	(0.1)
Net (loss) income	(261.1)	67.3	37.4	(27.6)	(184.0)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(77.1)	—	(77.1)
Net (loss) income attributable to AECOM	$(261.1)	$67.3	$(39.7)	$(27.6)	$(261.1)

	For the Fiscal Year Ended September 30, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$11,052.9	$9,212.9	$(110.3)	$20,155.5
Cost of revenue	—	10,757.2	8,858.0	(110.3)	19,504.9
Gross profit	—	295.7	354.9	—	650.6
Equity in earnings from subsidiaries	460.9	207.2	—	(668.1)	—
Equity in earnings of joint ventures	—	37.2	43.9	—	81.1
General and administrative expenses	(124.4)	—	(11.3)	—	(135.7)
Impairment on assets held for sale, including goodwill	—	—	(168.2)	—	(168.2)
Loss on disposal activities	—	—	(2.9)	—	(2.9)
Income from operations	336.5	540.1	216.4	(668.1)	424.9
Other income	12.0	34.5	12.7	(39.1)	20.1
Interest expense	(242.9)	(25.1)	(38.6)	39.1	(267.5)
Income before income tax (benefit) expense	105.6	549.5	190.5	(668.1)	177.5
Income tax (benefit) expense	(31.1)	98.8	(87.4)	—	(19.7)
Net income	136.7	450.7	277.9	(668.1)	197.2
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(60.7)	—	(60.7)
Net income attributable to AECOM	$136.7	$450.7	$217.2	$(668.1)	$136.5

Condensed Consolidating Statements of Operations

(in millions)

	For the Fiscal Year Ended September 30, 2017
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$10,491.6	$7,764.1	$(52.3)	$18,203.4
Cost of revenue	—	10,136.1	7,435.9	(52.3)	17,519.7
Gross profit	—	355.5	328.2	—	683.7
Equity in earnings from subsidiaries	439.3	222.4	—	(661.7)	—
Equity in earnings of joint ventures	—	43.8	97.8	—	141.6
General and administrative expenses	(124.7)	—	(8.7)	—	(133.4)
Acquisition and integration expenses	(38.7)	—	—	—	(38.7)
Gain on disposal activities	—	—	0.6	—	0.6
Income from operations	275.9	621.7	417.9	(661.7)	653.8
Other income	2.1	31.9	9.2	(36.5)	6.7
Interest expense	(203.7)	(31.1)	(33.0)	36.5	(231.3)
Income before income tax (benefit) expense	74.3	622.5	394.1	(661.7)	429.2
Income tax (benefit) expense	(264.9)	182.5	58.4	31.7	7.7
Net income	339.2	440.0	335.7	(693.4)	421.5
Noncontrolling interests in income of consolidated subsidiaries, net of tax	—	—	(82.1)	—	(82.1)
Net income attributable to AECOM	$339.2	$440.0	$253.6	$(693.4)	$339.4

Consolidating Statements of Comprehensive Income (Loss)

(in millions)

	For the Fiscal Year Ended September 30, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net (loss) income	$(261.1)	$67.3	$37.4	$(27.6)	$(184.0)
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives, net of tax	(7.4)	—	(6.6)	—	(14.0)
Foreign currency translation adjustments	—	—	(46.6)	—	(46.6)
Pension adjustments, net of tax	(15.8)	(41.2)	(43.4)	—	(100.4)
Other comprehensive loss, net of tax	(23.2)	(41.2)	(96.6)	—	(161.0)
Comprehensive (loss) income, net of tax	(284.3)	26.1	(59.2)	(27.6)	(345.0)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(76.9)	—	(76.9)
Comprehensive (loss) income attributable to AECOM, net of tax	$(284.3)	$26.1	$(136.1)	$(27.6)	$(421.9)

	For the Fiscal Year Ended September 30, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$136.7	$450.7	$277.9	$(668.1)	$197.2
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	2.3	—	(0.6)	—	1.7
Foreign currency translation adjustments	—	—	(82.7)	—	(82.7)
Pension adjustments, net of tax	5.0	10.8	63.7	—	79.5
Other comprehensive income (loss), net of tax	7.3	10.8	(19.6)	—	(1.5)
Comprehensive income, net of tax	144.0	461.5	258.3	(668.1)	195.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(61.9)	—	(61.9)
Comprehensive income attributable to AECOM, net of tax	$144.0	$461.5	$196.4	$(668.1)	$133.8

	For the Fiscal Year Ended September 30, 2017
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$339.2	$440.0	$335.7	$(693.4)	$421.5
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4.9	—	(0.3)	—	4.6
Foreign currency translation adjustments	—	—	65.4	—	65.4
Pension adjustments, net of tax	7.1	13.8	66.1	—	87.0
Other comprehensive income, net of tax	12.0	13.8	131.2	—	157.0
Comprehensive income, net of tax	351.2	453.8	466.9	(693.4)	578.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(82.2)	—	(82.2)
Comprehensive income attributable to AECOM, net of tax	$351.2	$453.8	$384.7	$(693.4)	$496.3

Condensed Consolidating Statements of Cash Flows

(in millions)

	For the Fiscal Year Ended September 30, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(16.7)	$572.7	$221.6	$—	$777.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of business, net of cash disposed	11.7	(3.0)	37.8	—	46.5
Net investment in unconsolidated joint ventures	(4.2)	(25.8)	(89.0)	—	(119.0)
Net proceeds from sale of investment securities	—	—	9.1	—	9.1
Payments for capital expenditures, net of disposals	(32.9)	(24.3)	(26.2)	—	(83.4)
Net receipts from (investment in) intercompany notes	54.9	(52.4)	(29.7)	27.2	—
Other intercompany investing activities	291.9	211.0	—	(502.9)	—
Net cash provided by (used in) investing activities	321.4	105.5	(98.0)	(475.7)	(146.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	7,524.0	—	176.8	—	7,700.8
Repayments of borrowings under credit agreements	(7,734.1)	(28.6)	(221.9)	—	(7,984.6)
Proceeds from issuance of common stock	30.4	—	—	—	30.4
Payments to repurchase common stock	(98.2)	—	—	—	(98.2)
Net distributions to noncontrolling interests	—	—	(70.0)	—	(70.0)
Other financing activities	4.8	(0.8)	(15.7)	—	(11.7)
Net borrowings (repayments) on intercompany notes	75.7	26.4	(74.9)	(27.2)	—
Other intercompany financing activities	—	(630.5)	127.6	502.9	—
Net cash used in financing activities	(197.4)	(633.5)	(78.1)	475.7	(433.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(3.8)	—	(3.8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	107.3	44.7	41.7	—	193.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22.0	270.9	593.8	—	886.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$129.3	$315.6	$635.5	$—	$1,080.4

	For the Fiscal Year Ended September 30, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(205.5)	$640.9	$339.1	$—	$774.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase price adjustment to business acquisition	—	—	2.2	—	2.2
Cash acquired from consolidation of joint venture	—	—	7.6	—	7.6
Proceeds from disposal of business, net of cash disposed	—	—	19.5	—	19.5
Net investment in unconsolidated joint ventures	(6.1)	(9.1)	30.0	—	14.8
Net purchases of investments	—	—	(16.3)	—	(16.3)
Payments for capital expenditures, net of disposals	(29.3)	(39.1)	(18.5)	—	(86.9)
Net investment in intercompany notes	(54.3)	(778.8)	(5.6)	838.7	—
Other intercompany investing activities	528.2	1,022.1	—	(1,550.3)	—
Net cash provided by investing activities	438.5	195.1	18.9	(711.6)	(59.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	7,770.4	0.2	758.4	—	8,529.0
Repayments of borrowings under credit agreements	(7,820.0)	(18.0)	(202.2)	—	(8,040.2)
Redemption of unsecured senior notes	(800.0)	—	—	—	(800.0)
Prepayment penalty on unsecured senior notes	(34.5)	—	—	—	(34.5)
Cash paid for debt issuance costs	(12.2)	—	—	—	(12.2)
Proceeds from issuance of common stock	35.2	—	—	—	35.2
Proceeds from exercise of stock options	2.8	—	—	—	2.8
Payments to repurchase common stock	(179.5)	—	—	—	(179.5)
Net distributions to noncontrolling interests	—	—	(89.8)	—	(89.8)
Other financing activities	(3.6)	(22.4)	(9.7)	—	(35.7)
Net borrowings on intercompany notes	797.8	5.9	35.0	(838.7)	—
Other intercompany financing activities	—	(785.7)	(764.6)	1,550.3	—
Net cash used in financing activities	(243.6)	(820.0)	(272.9)	711.6	(624.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(6.2)	—	(6.2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10.6)	16.0	78.9	—	84.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	254.9	514.9	—	802.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$22.0	$270.9	$593.8	$—	$886.7

Condensed Consolidating Statements of Cash Flows

(in millions)

	For the Fiscal Year Ended September 30, 2017
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(5.9)	$695.0	$7.6	$—	$696.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	—	(103.1)	—	(103.1)
Proceeds from disposal of business, net of cash disposed	—	—	2.2	—	2.2
Net investment in unconsolidated joint ventures	—	(2.7)	(21.6)	—	(24.3)
Net purchases of investments	—	—	0.9	—	0.9
Payments for capital expenditures, net of disposals	(21.7)	(30.6)	(26.1)	—	(78.4)
Net (investment in) receipts from intercompany notes	(4.6)	102.8	12.2	(110.4)	—
Other intercompany investing activities	139.0	(233.2)	—	94.2	—
Net cash provided by (used in) investing activities	112.7	(163.7)	(135.5)	(16.2)	(202.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,903.5	13.1	36.6	—	5,953.2
Repayments of borrowings under credit agreements	(6,956.3)	(51.1)	(64.2)	—	(7,071.6)
Issuance of unsecured senior notes	1,000.0	—	—	—	1,000.0
Redemption of unsecured senior notes	—	(179.2)	—	—	(179.2)
Cash paid for debt and equity issuance costs	(13.0)	—	—	—	(13.0)
Proceeds from issuance of common stock	30.1	—	—	—	30.1
Proceeds from exercise of stock options	4.9	—	—	—	4.9
Payments to repurchase common stock	(25.1)	—	—	—	(25.1)
Net distributions to noncontrolling interests	—	—	(59.0)	—	(59.0)
Other financing activities	(24.1)	(38.3)	35.6	—	(26.8)
Net borrowings (repayments) on intercompany notes	4.0	(16.3)	(98.1)	110.4	—
Other intercompany financing activities	—	(200.9)	295.1	(94.2)	—
Net cash provided by (used in) financing activities	(76.0)	(472.7)	146.0	16.2	(386.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.8	—	2.8
NET INCREASE IN CASH AND CASH EQUIVALENTS	30.8	58.6	20.9	—	110.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.8	196.3	494.0	—	692.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$32.6	$254.9	$514.9	$—	$802.4

23. Subsequent Events

On October 12, 2019, the Company entered into a purchase and sale agreement (the Purchase Agreement) with Maverick Purchaser Sub, LLC, an affiliate of American Securities LLC and Lindsay Goldberg LLC. Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company has agreed to transfer the assets and liabilities constituting its Management Services business to the Purchaser for a purchase price of $2.405 billion, subject to customary cash, debt and working capital adjustments. The Purchase Agreement was unanimously approved by the Board of Directors of the Company.

The purchase price includes contingent consideration of approximately $150 million attributable to certain claims related to prior work and engagements.

The consummation of the transaction is subject to regulatory approvals and other customary closing conditions, and is expected to occur in the first half of fiscal 2020.

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at	Additions		Other and	Balance at
	Beginning	Charged to Cost		Foreign	the End of
	of Year	of Revenue	Deductions(a)	Exchange Impact	the Year
Allowance for Doubtful Accounts
Fiscal Year 2019	$51.6	$26.6	$(21.5)	$(0.6)	$56.1
Fiscal Year 2018	$52.2	$18.3	$(17.5)	$(1.4)	$51.6
Fiscal Year 2017	$60.4	$13.1	$(20.7)	$(0.6)	$52.2
(a)	Primarily relates to accounts written-off and recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2019 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2019. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2019 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company expects to incur restructuring costs of $130 million to $160 million in fiscal year 2020 primarily related to costs associated with the sale of the Management Services business and expected exit of at-risk, self-perform construction. Total cash costs for the restructuring are expected to be between $160 and $180 million, including capital expenditures associated with real estate restructuring of approximately $40 million.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2019 year end.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2019 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plans” of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2019 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2019 year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2019 year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)

The company’s Consolidated Financial Statements at September 30, 2019 and 2018 and for each of the three years in the period ended September 30, 2019 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.

(2)	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2019, 2018 and 2017.
(3)	See Exhibits and Index to Exhibits, below.
(b)	Exhibits.

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Purchase and Sale Agreement, dated as of October 12, 2019, by and between AECOM and Maverick Purchaser Sub, LLC	8-K	2.1	10/17/2019
3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/2014
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Amended and Restated Bylaws.	8-K	3.2	11/15/2018
3.7	Certificate of Designations for Class C Preferred Stock.	Form 10	3.2	1/29/2007
3.8	Certificate of Designations for Class E Preferred Stock.	Form 10	3.3	1/29/2007
3.9	Certificate of Designations for Class F Convertible Preferred Stock.	Form 10	3.4	1/29/2007
3.10	Certificate of Designations for Class G Convertible Preferred Stock.	Form 10	3.5	1/29/2007
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Indenture, dated as of October 6, 2014, by and among AECOM Technology Corporation, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	10/8/2014

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.3	First Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Technology Corporation, the guarantors party thereto and U.S. Bank National Association.	10-K	4.10	11/17/2014
4.4	Second Supplemental Indenture, dated as of June 3, 2015, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	S-4	4.3	7/6/2015
4.5	Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association.	S-4	4.4	7/6/2015
4.6	Fourth Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.2	3/14/2018
4.7†	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.8†	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.02	3/20/2012
4.9†	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.03	3/20/2012
4.10†	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012
4.11†	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.12	Fifth Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Global II, LLC, URS Fox U.S. LP and U.S. Bank National Association.	10-K	4.8	11/17/2014
4.13	Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.14	First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.3	3/14/2018

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.15	Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014
4.16	Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.17	Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.18	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/2016
4.19	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.20	Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.21	Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer	10-K	4.21	11/13/2018
4.22	Description of Registrant’s Securities				X
10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives	10-Q	10.1	2/7/2018
10.2#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015.	10-Q	10.2	2/11/2015
10.3#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.4#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.5#	Form of Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012
10.6#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.7#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.8#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/2016
10.9#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/2016
10.10#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/2016
10.11#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/2016
10.12#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria.	8-K	10.1	12/15/2016
10.13#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.14#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.15#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.16#	Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke.	8-K	10.1	3/12/2014
10.17#	Letter Agreement, dated as of May 8, 2018 between AECOM and Michael S. Burke.	10-Q	10.1	5/9/2018
10.18#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.19#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.20#	AECOM Amended and Restated Employee Stock Purchase Plan.	DEF 14A	Annex A	1/23/2019
10.21#	Change in Control Severance Agreement, dated as of August 23, 2019, by and between AECOM Management Services Inc. and John Vollmer.	8-K	10.1	8/23/2019
10.22#	Retention and Completion Bonus Award Agreement, effective as of August 23, 2019, by and between AECOM and John Vollmer.	8-K	10.2	8/23/2019
10.23#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2019)	10-Q	10.1	2/6/2019
21.1	Subsidiaries of AECOM.				X

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure.				X
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

AECOM

By:	/s/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	November 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL S. BURKE Michael S. Burke	Chairman and Chief Executive Officer (Principal Executive Officer)	November 13, 2019

/s/ W. TROY RUDD W. Troy Rudd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 13, 2019

/s/ GAURAV KAPOOR Gaurav Kapoor	Senior Vice President, Global Controller (Principal Accounting Officer)	November 13, 2019

/s/ JAMES H. FORDYCE James H. Fordyce	Director	November 13, 2019

/s/ SENATOR WILLIAM H. FRIST, M.D. Senator William H. Frist, M.D.	Director	November 13, 2019

/s/ LINDA GRIEGO Linda Griego	Director	November 13, 2019

/S/ STEVEN A. KANDARIAN Steven A. Kandarian	Director	November 13, 2019

/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 13, 2019

/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 13, 2019

/s/ DOUGLAS W. STOTLAR Douglas W. Stotlar	Director	November 13, 2019

/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director	November 13, 2019

/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 13, 2019