Form 10-Q
period 2019-12-31
AECOM
filed 2020-02-05
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 29, 2020, 158,622,762 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	December 31,	September 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$619,683	$777,476
Cash in consolidated joint ventures	105,753	108,163
Total cash and cash equivalents	725,436	885,639
Accounts receivable—net	2,839,696	2,869,216
Contract assets	1,671,583	1,581,806
Prepaid expenses and other current assets	532,364	515,593
Current assets held for sale	1,641,896	1,633,302
Income taxes receivable	55,958	49,089
TOTAL CURRENT ASSETS	7,466,933	7,534,645
PROPERTY AND EQUIPMENT—NET	403,882	405,605
DEFERRED TAX ASSETS—NET	229,211	177,573
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	279,286	256,131
GOODWILL	3,492,101	3,476,813
INTANGIBLE ASSETS—NET	94,274	99,636
OTHER NON-CURRENT ASSETS	169,922	172,134
OPERATING LEASE RIGHT-OF-USE ASSETS	647,369	—
NON-CURRENT ASSETS HELD FOR SALE	2,446,381	2,339,054
TOTAL ASSETS	$15,229,359	$14,461,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$55,003	$47,835
Accounts payable	2,376,867	2,410,838
Accrued expenses and other current liabilities	1,937,339	1,878,319
Income taxes payable	60,417	59,541
Contract liabilities	953,012	851,040
Current liabilities held for sale	1,022,183	1,163,654
Current portion of long-term debt	56,637	50,527
TOTAL CURRENT LIABILITIES	6,461,458	6,461,754
OTHER LONG-TERM LIABILITIES	117,738	271,610
OPERATING LEASE LIABILITIES	745,030	—
LONG-TERM LIABILITIES HELD FOR SALE	269,604	219,558
DEFERRED TAX LIABILITY—NET	25,122	4,292
PENSION BENEFIT OBLIGATIONS	392,827	387,042
LONG-TERM DEBT	3,358,176	3,217,985
TOTAL LIABILITIES	11,369,955	10,562,241

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31, 2019 and September 30, 2019; issued and outstanding 158,192,180 and 157,482,983 shares as of December 31, 2019 and September 30, 2019, respectively	1,582	1,575
Additional paid-in capital	3,956,596	3,953,650
Accumulated other comprehensive loss	(822,666)	(864,197)
Retained earnings	537,490	599,548
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,673,002	3,690,576
Noncontrolling interests	186,402	208,774
TOTAL STOCKHOLDERS’ EQUITY	3,859,404	3,899,350
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,229,359	$14,461,591

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2019	2018

Revenue	$3,235,610	$3,356,338
Cost of revenue	3,069,810	3,232,942
Gross profit	165,800	123,396

Equity in earnings of joint ventures	9,928	6,632
General and administrative expenses	(43,614)	(35,907)
Restructuring costs	(44,925)	(63,295)
Income from operations	87,189	30,826

Other income	4,008	2,985
Interest expense	(40,377)	(39,425)
Income (loss) from continuing operations before taxes	50,820	(5,614)
Income tax expense (benefit) for continuing operations	15,906	(42,535)
Net income from continuing operations	34,914	36,921
Net income from discontinued operations	18,180	28,165
Net income	53,094	65,086

Net income attributable to noncontrolling interests from continuing operations	(4,047)	(4,940)
Net income attributable to noncontrolling interests from discontinued operations	(8,443)	(8,627)
Net income attributable to noncontrolling interests	(12,490)	(13,567)

Net income attributable to AECOM from continuing operations	30,867	31,981
Net income attributable to AECOM from discontinued operations	9,737	19,538
Net income attributable to AECOM	$40,604	$51,519

Net income attributable to AECOM per share:
Basic continuing operations per share	$0.20	$0.20
Basic discontinued operations per share	$0.06	$0.12
Basic earnings per share	$0.26	$0.32

Diluted continuing operations per share	$0.19	$0.20
Diluted discontinued operations per share	$0.06	$0.12
Diluted earnings per share	$0.25	$0.32

Weighted average shares outstanding:
Basic	157,332	156,416
Diluted	160,657	159,603

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31,	December 31,
	2019	2018

Net income	$53,094	$65,086

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	3,031	(6,298)
Foreign currency translation adjustments	48,206	(21,789)
Pension adjustments, net of tax	(9,599)	5,330
Other comprehensive income (loss), net of tax	41,638	(22,757)
Comprehensive income, net of tax	94,732	42,329
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(12,597)	(13,625)
Comprehensive income attributable to AECOM, net of tax	$82,135	$28,704

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2018	$1,570	$3,846,392	$(703,330)	$948,148	$4,092,780	$185,594	$4,278,374
Net income	—	—	—	51,519	51,519	13,567	65,086
Cumulative effect of accounting standard adoption	—	—	—	(12,453)	(12,453)	—	(12,453)
Other comprehensive loss	—	—	(22,815)	—	(22,815)	58	(22,757)
Issuance of stock	24	5,461	—	—	5,485	—	5,485
Repurchases of stock	(24)	(22,339)	—	(29,984)	(52,347)	—	(52,347)
Stock based compensation	—	15,631	—	—	15,631	—	15,631
Other transactions with noncontrolling interests	—	—	—	—	—	2,187	2,187
Contributions from noncontrolling interests	—	—	—	—	—	3,150	3,150
Distributions to noncontrolling interests	—	—	—	—	—	(31,927)	(31,927)
BALANCE AT DECEMBER 31, 2018	$1,570	$3,845,145	$(726,145)	$957,230	$4,077,800	$172,629	$4,250,429

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350
Net income	—	—	—	40,604	40,604	12,490	53,094
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive income	—	—	41,531	—	41,531	107	41,638
Issuance of stock	17	5,316	—	—	5,333	—	5,333
Repurchases of stock	(10)	(23,625)	—	(14,875)	(38,510)	—	(38,510)
Stock based compensation	—	21,255	—	—	21,255	—	21,255
Other transactions with noncontrolling interests	—	—	—	—	—	(186)	(186)
Contributions from noncontrolling interests	—	—	—	—	—	2,813	2,813
Distributions to noncontrolling interests	—	—	—	—	—	(37,596)	(37,596)
BALANCE AT DECEMBER 31, 2019	$1,582	$3,956,596	$(822,666)	$537,490	$3,673,002	$186,402	$3,859,404

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,094	$65,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	57,875	63,160
Equity in earnings of unconsolidated joint ventures	(14,800)	(12,504)
Distribution of earnings from unconsolidated joint ventures	16,867	13,955
Non-cash stock compensation	21,255	15,631
Foreign currency translation	16,077	(12,058)
Other	4,127	2,425
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(129,001)	(86,271)
Prepaid expenses and other assets	(28,619)	(93,753)
Accounts payable	(91,375)	(101,459)
Accrued expenses and other current liabilities	(209,185)	(74,813)
Contract liabilities	90,620	76,471
Other long-term liabilities	6,135	(56,252)
Net cash used in operating activities	(206,930)	(200,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint ventures	(41,103)	(47,650)
Return of investment in unconsolidated joint ventures	3,516	9,273
Proceeds from sale of investments	500	3,805
Payments for purchase of investments	—	(3,223)
Proceeds from disposal of property and equipment	556	1,674
Payments for capital expenditures	(31,594)	(23,576)
Net cash used in investing activities	(68,125)	(59,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,810,509	2,290,452
Repayments of borrowings under credit agreements	(1,694,733)	(1,999,140)
Proceeds from issuance of common stock	4,743	5,485
Payments to repurchase common stock	(38,510)	(52,347)
Net distributions to noncontrolling interests	(34,783)	(28,777)
Other financing activities	32,126	(2,439)
Net cash provided by financing activities	79,352	213,234

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,714	(1,586)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(192,989)	(48,431)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,080,354	886,733
CASH AND CASH EQUIVALENTS AT END OF PERIOD	887,365	838,302
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(161,929)	(152,051)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$725,436	$686,251

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2019 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report.

The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2020.

On January 31, 2020, the Company completed the sale of its Management Services business to an affiliate of American Securities LLC and Lindsay Goldberg LLC for a purchase price of $2.405 billion, subject to cash, debt and working capital adjustments. Additionally, as discussed in more detail in Note 3, the Company concluded that its self-perform at-risk construction businesses met the criteria for held for sale beginning in the first quarter of fiscal year 2020. Collectively, the Management Services business and the self-perform at-risk construction businesses met the criteria for discontinued operation classification. As a result, the Management Services business and the self-perform at-risk construction businesses are presented in the consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the consolidated balance sheets as assets and liabilities held for sale.

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

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The Company adopted the new guidance beginning October 1, 2019 using the modified retrospective adoption method, which resulted in an adjustment to retained earnings of $87.8 million, net of tax. Detailed disclosures regarding the adoption and other required disclosures can be found in Note 12.

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

In February 2018, the FASB issued new accounting guidance which provides entities the option to reclassify certain tax effects from other comprehensive income to retained earnings. The guidance addresses a narrow-scope financial reporting issue related to the tax effects that may become stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act. Under the guidance, an entity may elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. The Company has determined that it will not make this election.

In August 2018, the FASB issued new accounting guidance aligning the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract with previously existing guidance for capitalizing costs incurred to develop internal-use software. The new guidance will be effective for the Company’s fiscal year starting October 1, 2020. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued new accounting guidance amending the disclosure requirements for fair value measurements. These improvements will require more disclosure for amounts measured at fair value, and specifically unobservable inputs used in fair value measurements. The Company expects to adopt the new guidance starting on October 1, 2020. The Company is currently evaluating the impact that the new guidance will have on its financial reporting process.

3.    Discontinued Operations, Goodwill and Intangible Assets

On October 12, 2019, the Company entered into a purchase and sale agreement with Maverick Purchaser Sub, LLC (Purchaser), an affiliate of American Securities LLC and Lindsay Goldberg LLC. Upon the terms of that agreement, the Company agreed to transfer the asset and liabilities constituting its Management Services business to the Purchaser for a purchase price of $2.405 billion, subject to customary cash, debt, and working capital adjustments. The purchase price includes contingent consideration of approximately $150 million attributable to certain claims related to prior work and engagements. The transaction with the Purchaser closed on January 31, 2020.

Additionally, in the first quarter of fiscal 2020, management approved a plan to dispose via sale the Company’s self-perform at-risk construction businesses within the next year. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its Management Services business and its self-perform at-risk construction businesses met the criteria for classification as held for sale. Additionally, the Company concluded the proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with ASC 205-20. Accordingly, the financial results of the Management Services business and the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the Consolidated Balance Sheet as assets and liabilities held for sale for both periods presented. Interest expense allocated to discontinued operations represents interest expenses for the discontinued operations’ finance leases and term loans, which are required to be settled upon the sale of the Management Services business.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	December 31,	September 30,
	2019	2019

Cash and cash equivalents	$161.9	$194.7
Receivables and contract assets	1,391.1	1,326.6
Other	88.9	112.0
Current assets held for sale	$1,641.9	$1,633.3

Property and equipment, net	$155.5	$153.8
Goodwill	1,815.1	1,798.5
Other	475.8	386.8
Non-current assets held for sale	$2,446.4	$2,339.1

Accounts payable and accrued expenses	$922.5	$1,056.0
Contract liabilities	77.5	88.9
Other	22.2	18.8
Current liabilities held for sale	$1,022.2	$1,163.7

Long term liabilities held for sale	$269.6	$219.6

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended
	December 31,	December 31,
	2019	2018

Revenue	$1,502.8	$1,681.2
Cost of revenue	1,473.5	1,634.0
Gross profit	29.3	47.2
Equity in earnings of joint ventures	4.9	5.9
Income from operations	34.2	53.1
Other income	1.2	0.6
Interest expense	(12.8)	(16.7)
Income before taxes	22.6	37.0
Income tax expense	4.4	8.8
Net income from discontinuing operations	$18.2	$28.2

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended
	December 31,	December 31,
	2019	2018

Depreciation and amortization:
Property and equipment	$4.6	$7.7
Intangible assets and capitalized debt issuance costs	$12.8	$16.5
Payments for capital expenditures	$(8.2)	$(4.2)

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2019 were as follows:

		Foreign
	September 30,	Exchange	December 31,
	2019	Impact	2019
	(in millions)
Americas	$2,623.0	$2.5	$2,625.5
International	853.8	12.8	866.6
Total	$3,476.8	$15.3	$3,492.1

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31 and September 30, 2019, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2019			September 30, 2019
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period
	(in millions)						(years)
Backlog and customer relationships	$662.2	$(567.9)	$94.3	$661.4	$(561.8)	$99.6	1	-	11

Amortization expense of acquired intangible assets included within cost of revenue was $6.1 million and $6.3 million for the three months ended December 31, 2019 and 2018, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2020 and for the succeeding years:

Fiscal Year	(in millions)
2020 (nine months remaining)	$17.6
2021	20.4
2022	19.5
2023	18.6
2024	17.5
Thereafter	0.7
Total	$94.3

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

The new accounting guidance establishes principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These subcontractor and other direct costs for the three months ended December 31, 2019 and 2018 were $1.7 million and $1.8 million, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended
	December 31,	December 31,
	2019	2018
	(in millions)
Cost reimbursable	$1,394.4	$1,429.0
Guaranteed maximum price	947.5	1,030.3
Fixed price	893.7	897.0
Total revenue	$3,235.6	$3,356.3

	Three months ended
	December 31,	December 31,
	2019	2018
	(in millions)
Americas	$2,452.5	$2,564.3
Europe, Middle East, Africa	429.6	430.3
Asia Pacific	353.5	361.7
Total revenue	$3,235.6	$3,356.3

As of December 31, 2019, the Company had allocated $17.1 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

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

Net accounts receivable consisted of the following:

	December 31,	September 30,
	2019	2019
	(in millions)
Billed	$2,285.6	$2,284.8
Contract retentions	621.5	641.5
Total accounts receivable—gross	2,907.1	2,926.3
Allowance for doubtful accounts	(67.4)	(57.1)
Total accounts receivable—net	$2,839.7	$2,869.2

Substantially all contract assets as of December 31, 2019 and September 30, 2019 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $110 million and $110 million as of December 31 , 2019 and September 30, 2019, respectively. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. government, no single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2019 and September 30, 2019.

The Company sold trade receivables to financial institutions, of which $100.8 million and $91.9 million were outstanding as of December 31, 2019 and September 30, 2019, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	December 31,
	2019	September 30,
	(unaudited)	2019
	(in millions)
Current assets	$541.9	$581.3
Non-current assets	77.2	75.4
Total assets	$619.1	$656.7

Current liabilities	$412.6	$432.8
Non-current liabilities	1.0	—
Total liabilities	413.6	432.8
Total AECOM equity	119.2	137.9
Noncontrolling interests	86.3	86.0
Total owners’ equity	205.5	223.9
Total liabilities and owners’ equity	$619.1	$656.7

Total revenue of the consolidated joint ventures was $220.6 million and $291.7 million for the three months ended December 31, 2019 and 2018, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	December 31,	September 30,
	2019	2019
	(in millions)
Current assets	$1,193.0	$1,133.5
Non-current assets	946.0	904.5
Total assets	$2,139.0	$2,038.0

Current liabilities	$1,137.7	$1,115.5
Non-current liabilities	121.8	182.3
Total liabilities	1,259.5	1,297.8
Joint ventures’ equity	879.5	740.2
Total liabilities and joint ventures’ equity	$2,139.0	$2,038.0

AECOM’s investment in joint ventures	$279.3	$256.1

	Three Months Ended
	December 31,	December 31,
	2019	2018
	(in millions)
Revenue	$765.1	$765.4
Cost of revenue	746.0	740.0
Gross profit	$19.1	$25.4
Net income	$18.2	$24.1

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31,	December 31,
	2019	2018
	(in millions)
Pass through joint ventures	$9.2	$9.1
Other joint ventures	0.7	(2.5)
Total	$9.9	$6.6

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31, 2019		December 31, 2018
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.2	$—	$0.1
Interest cost on projected benefit obligation	1.6	5.6	2.2	7.4
Expected return on plan assets	(1.8)	(9.4)	(2.3)	(9.5)
Amortization of net loss	1.2	2.1	1.0	1.0
Settlement loss recognized	—	—	—	0.1
Net periodic benefit cost	$1.0	$(1.5)	$0.9	$(0.9)

The total amounts of employer contributions paid for the three months ended December 31, 2019 were $2.4 million for U.S. plans and $6.9 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2020 are $7.1 million for U.S. plans and $20.8 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	December 31,	September 30,
	2019	2019
	(in millions)
2014 Credit Agreement	$1,323.2	$1,182.2
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.1	248.1
Other debt	132.6	122.2
Total debt	3,503.9	3,352.5
Less: Current portion of debt and short-term borrowings	(111.6)	(98.3)
Less: Unamortized debt issuance costs	(34.1)	(36.2)
Long-term debt	$3,358.2	$3,218.0

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2019:

Fiscal Year
2020 (nine months remaining)	$104.2
2021	199.1
2022	301.8
2023	578.0
2024	9.7
Thereafter	2,311.1
Total	$3,503.9

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

On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of the Company’s revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (4) reduce the Company’s interest rate borrowing costs as follows: (a) the term loan B facility, at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at the Company’s election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at the Company’s election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of the Company’s fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); (5) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio stepped down to 4.0.

On November 13, 2018, the Credit Agreement was amended to revise the definition of "Consolidated EBITDA" to increase corporate restructuring allowances and provide for additional flexibility under the covenants for non-core asset dispositions, among other changes.

On January 28, 2020, AECOM entered into Amendment No. 7 to the Credit Agreement which modifies the asset disposition covenant to permit the sale of our Management Services business and the mandatory prepayment provision so that only outstanding term loans are prepaid using the net proceeds from the sale.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 3.6 at December 31, 2019. The Company’s Consolidated Interest Coverage Ratio was 4.9 at December 31, 2019. As of December 31, 2019, the Company was in compliance with the covenants of the Credit Agreement.

At December 31, 2019 and September 30, 2019, outstanding standby letters of credit totaled $22.8 million and $22.8 million, respectively, under the Company’s revolving credit facilities. As of December 31, 2019 and September 30, 2019, the Company had $1,193.5 million and $1,327.2 million, respectively, available under its revolving credit facility.

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

As of December 31, 2019, the estimated fair value of the 2024 Notes was approximately $886.0 million. The fair value of the 2024 Notes as of December 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of December 31, 2019.

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

As of December 31, 2019, the estimated fair value of the 2017 Senior Notes was approximately $1,075.0 million. The fair value of the 2017 Senior Notes as of December 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of December 31, 2019.

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

As of December 31, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $256.9 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of December 31, 2019 was $248.1 million. The fair value of the 2022 URS Senior Notes as of December 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of December 31, 2019, the Company were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2019 and September 30, 2019, these outstanding standby letters of credit totaled $476.5 million and $470.9 million, respectively. As of December 31, 2019, the Company had $401.6 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2019 and 2018 was 4.9% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2019 and 2018 of $1.3 million and $1.3 million, respectively.

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

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified to interest expense when the interest expense on the variable rate debt is recognized. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements would be recognized in other income.

The notional principal in U.S. dollar (USD), Canadian dollar (CAD), and Australian dollar (AUD), fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

	December 31, 2019
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

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2019 and 2018.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at December 31, 2019 or September 30, 2019.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the three months ended December 31, 2019 and 2018. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the three months ended December 31 was as follows:

	2019		2018
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.1	$31.62	0.6	$31.62
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Outstanding at December 31	0.1	31.62	0.6	31.62

Vested and expected to vest in the future as of December 31	0.1	$31.62	0.6	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $43.06 and $27.50 during the three months ended December 31, 2019 and 2018, respectively. The weighted average grant date fair value of restricted stock unit awards was $43.06 and $27.50 during the three months ended December 31, 2019 and 2018, respectively. Total compensation expense related to these share-based payments including stock options was $21.3 million and $15.6 million during the three months ended December 31, 2019 and 2018, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2019 and September 30, 2019 was $80.8 million and $74.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company's effective tax rate was 31.3% and 758.9% for the three months ended December 31, 2019 and 2018, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three month period ended December 31, 2019 were tax expense of $5.6 million related to nondeductible costs, tax expense of $4.0 million related to foreign residual income, and tax expense of $2.8 million related to state income taxes. These items of tax expense were partially offset by a tax benefit of $7.4 million related to income tax credits and incentives. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate for the three month period ended December 31, 2018,was a $38.1 million benefit related to the release of a valuation allowance on foreign tax credits.

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

The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws and their interpretations which upon enactment include possible tax reform around the world arising from the result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-

operation Development which, if finalized and adopted, could have a material impact on the Company’s income tax expense and deferred tax balances.

The Company is currently under tax audit in several jurisdictions including the U.S. and believes the outcomes which are reasonably possible within the next twelve months, including lapses in statutes of limitations, could result in future adjustments, but will not result in a material change in the liability for uncertain tax positions.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2019 and 2018, equity awards excluded from the calculation of potential common shares were not significant .

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2019	2018
	(in millions)
Denominator for basic earnings per share	157.3	156.4
Potential common shares	3.4	3.2
Denominator for diluted earnings per share	160.7	159.6

12.   Leases

On October 1, 2019, the Company adopted FASB ASC 842 on a modified retrospective basis, which amended the accounting standards for leases. Accordingly, the Company applied the new guidance as of the date of adoption with a cumulative-effect adjustment recorded through equity. Prior periods have not been restated as a result of the adoption. Retained earnings decreased $87.8 million due to the adoption, primarily from impairment of the right-of-use assets associated with office building leases. Consistent with its restructuring plan to improve profitability in the fourth quarter of fiscal 2019, the Company evaluated its real estate portfolio to better align with the ongoing business. The Company identified leased assets that were not recoverable, and recorded an adjustment to retained earnings upon adoption reflecting the impairment of those long-lived leased assets. Fair value of the right-of-use assets was determined primarily using Level 3 inputs, such as discounted cash flows.

The Company also applied transition elections that allow it to avoid reassessment of whether expired or expiring leases are or contain leases, lease classification, and initial direct costs. Adoption of the new lease guidance did not significantly change the Company’s accounting for finance leases, which were previously referred to as capital leases.

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment. Substantially all of the Company’s office building leases are operating leases, and its equipment leases are both operating and finance leases. The Company groups lease and non-lease components for its equipment leases into a single lease component but separates lease and non-lease components for its office building leases.

The Company recognizes a right-of-use asset and lease liability for its operating leases at the commencement date equal to the present value of the contractual minimum lease payments over the lease term. The present value is calculated using the rate implicit in the lease, if known, or the Company’s incremental secured borrowing rate. The discount rate used for operating leases is primarily determined based on an analysis the Company’s incremental secured borrowing rate, while the discount rate used for finance leases is primarily determined by the rate specified in the lease.

The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period, is used to determine the appropriate lease classification and to compute periodic rental expense. Leases with initial terms shorter than 12 months are not recognized on the balance sheet, and lease expense is recognized on a straight-line basis.

The components of lease expenses are as follows:

Three Months Ended
December 31, 2019
(in millions)
Operating lease cost	$46.6
Finance lease cost
Amortization of right-of-use assets	4.7
Interest on lease liabilities	0.5
Variable lease cost	9.6
Short-term lease cost	3.4
Total lease cost	$64.8

Additional balance sheet information related to leases is as follows:

		As of
(in millions except as noted)	Balance Sheet Classification	Dec 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$647.4
Finance lease assets	Property and equipment – net	50.6
Total lease assets		$698.0

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$173.2
Finance lease liabilities	Current portion of long-term debt	18.4
Total current lease liabilities		191.6
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	745.0
Finance lease liabilities	Long-term debt	40.7
Total non-current lease liabilities		$785.7

As of Dec 31, 2019
Weighted average remaining lease term (in years):
Operating leases	7.3
Finance leases	3.2
Weighted average discount rates:
Operating leases	4.6%
Finance leases	4.2%

Additional cash flow information related to leases is as follows:

Three Months Ended
December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55.8
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	4.2
Right-of-use assets obtained in exchange for new operating leases	9.4
Right-of-use assets obtained in exchange for new finance leases	7.2

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2020 (nine months remaining)	$162.2	$14.9
2021	185.3	18.5
2022	155.3	15.9
2023	123.0	10.0
2024	99.8	3.2
Thereafter	359.9	0.7
Total lease payments	$1,085.5	$63.2
Less: Amounts representing interest	$(167.3)	$(4.1)
Total lease liabilities	$918.2	$59.1

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2019	2019
	(in millions)
Accrued salaries and benefits	$869.1	$1,020.7
Accrued contract costs	598.2	583.9
Other accrued expenses	470.0	273.7
	$1,937.3	$1,878.3

Accrued contract costs above include balances related to professional liability accruals of $539.1 million and $536.6 million as of December 31, 2019 and September 30, 2019, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2019 and September 30, 2019. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the three months ended December 31, 2019 and 2018. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $160 million to $190 million in fiscal year 2020 primarily related to costs associated with the sale of the Management Services business and expected exit of self-perform at-risk construction in the civil infrastructure, power, and oil and gas businesses. During the first quarter of fiscal 2020, the Company incurred restructuring expenses of $44.9 million, including personnel and other costs of $38.2 million and real estate costs of $6.7 million, of which $16.7 million was accrued and unpaid at December 31, 2019. During the first quarter of fiscal 2019, the Company incurred restructuring expenses of $63.3 million, including personnel and other costs of $46.0 million and real estate costs of $17.3 million.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2019 and 2018 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive (loss) income before reclassification	(12.4)	48.0	2.2	37.8
Amounts reclassified from accumulated other comprehensive (loss) income	2.8	—	0.9	3.7
Balances at December 31, 2019	$(312.3)	$(500.7)	$(9.7)	$(822.7)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive income (loss) before reclassification	3.8	(21.8)	(6.8)	(24.8)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	0.5	2.0
Balances at December 31, 2018	$(197.0)	$(524.0)	$(5.1)	$(726.1)

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

At December 31, 2019, the Company was contingently liable in the amount of approximately $499.3 million in issued standby letters of credit and $4.8 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages, sponsors and owns equity interest in the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company has an ongoing capital commitment to fund investments. At December 31, 2019, the Company has capital commitments of $35 million to the Fund over the next 10 years.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

A former affiliate of the Company executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues and remains uncompleted. In February 2011, the Company’s former affiliate and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required the Company's former affiliate and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required the Company's former affiliate to pay all project costs exceeding $146 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, the Company’s former affiliate was required to perform work outside the scope of the Task Order Modification. In December 2014, the Company’s former affiliate submitted an initial set of claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope (the 2014 Claims). On December 6, 2019, the Company’s former affiliate submitted a second set of claims against the DOE seeking recovery of an additional $60.4 million, including additional project costs and delays outside the scope of the contract as a result of differing site and ground conditions (the “2019 Claims”). The Company’s former affiliate also submitted three alternative breach of contract claims to the 2014 and 2019 Claims that may entitle the Company’s former affiliate to recovery of $148.5 million to $329.4 million. On December 30, 2019, the DOE denied the Company’s former affiliate’s 2014 Claims.

Due to significant delays and uncertainties about responsibilities for the scope of remaining work, final project completion costs and other associated costs have exceeded $100 million over the contracted and claimed amounts. The Company’s former affiliate’s assets and liabilities, including the value of the above costs and claims, were measured at their fair value on October 17, 2014, the date the Company acquired the former affiliate’s parent company, which measurement has been reevaluated to account for developments pertaining to this matter. Deconstruction, decommissioning and site restoration activities are complete. On January 31, 2020, the Company’s former affiliate was acquired as part of the Management Services sale; however, the Company will control all strategic legal decisions and receive 90% of any future recoveries associated with this matter

The Company intends to vigorously pursue all claimed amounts but can provide no certainty that the Company will recover 2014 and 2019 Claims submitted against the DOE, or any additional incurred claims or costs, which could have a material adverse effect on the Company’s results of operations.

New York Department of Environmental Conservation

The following separate matters pertain to government environmental allegations against one of the Company’s wholly-owned subsidiaries, AECOM USA, Inc.

●	In September 2017, AECOM USA, Inc. was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc. cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage of the government’s claims and any negotiations of a consent order or other resolution.

●	In December 2018, AECOM USA, Inc. was advised by DEC of allegations that, during AECOM USA, Inc.’s oversight of a remedial construction project in Poughkeepsie, New York, sheen escaped a containment boom line near the east bank of the Hudson River without proper notification to DEC and an unapproved dispersant was sprayed onto the Hudson River to control odors in violation of ECL. AECOM USA, Inc. denied these allegations. Without admission of liability, on December 12, 2019, AECOM USA, Inc. resolved this matter through a consent order for $0.1 million.

Refinery Turnaround Project

A former affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company’s former affiliate’s control, including client directed changes and delays and the refinery’s condition, The Company’s former affiliate performed additional work outside of the original contract over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company’s former affiliate alleging it incurred approximately $79 million in damages due to the Company’s former affiliate’s project performance. In April 2019, the Company’s former affiliate filed and perfected a $132 million construction lien against the refinery owner for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and the Company’s former affiliate, the refinery owner crossclaimed against the Company’s former affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s former affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s former affiliate.

The Company intends to vigorously prosecute and defend this matter; however, the Company cannot provide assurance that the Company will be successful in these efforts. The resolution of this matter and any potential range of loss cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that Company is continuing to assess.

16.   Reportable Segments

During the first quarter of fiscal 2020, the Company reorganized its operating and reporting structure to better align with its ongoing professional services business. This reorganization better reflects the continuing operations of the Company after the planned disposals of its former Management Services reportable business segment and self-perform at-risk construction businesses discussed in Note 3. The businesses that comprised the Company’s former Management Services reportable business segment and the civil infrastructure, power and oil and gas construction businesses in the former Construction Services reportable business segment were classified as discontinued operations. The former Design and Consulting Services reportable business segment and construction management business in the former Construction Services reportable business segment were reformed around geographic regions. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, Africa, and the Asia-Pacific regions.

The Company’s AECOM Capital (ACAP) segment primarily invests in and develops real estate projects. These reportable segments are organized by the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated various operating segments into its reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers. The change in reportable segments was applied to all periods presented.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total
	(in millions)
Three Months Ended December 31, 2019:
Revenue	$2,452.0	$783.1	$0.5	$—	$3,235.6
Gross profit	139.4	25.9	0.5	—	165.8
Equity in earnings of joint ventures	6.4	2.8	0.7	—	9.9
General and administrative expenses	—	—	(2.4)	(41.2)	(43.6)
Restructuring costs	—	—	—	(44.9)	(44.9)
Operating income (loss)	145.8	28.7	(1.2)	(86.1)	87.2
Gross profit as a % of revenue	5.7%	3.3%	—	—	5.1%

Three Months Ended December 31, 2018:
Revenue	$2,560.4	$792.0	$3.9	$—	$3,356.3
Gross profit	107.2	12.3	3.9	—	123.4
Equity in earnings (losses) of joint ventures	6.3	2.8	(2.5)	—	6.6
General and administrative expenses	—	—	(1.7)	(34.2)	(35.9)
Restructuring costs	—	—	—	(63.3)	(63.3)
Operating income (loss)	113.5	15.1	(0.3)	(97.5)	30.8
Gross profit as a % of revenue	4.2%	1.6%	—	—	3.7%

Reportable Segments:
Total assets
December 31,2019	$7,764.4	$2,529.6	$203.2	$643.8
September 30, 2019	7,437.3	2,247.1	197.8	607.0

17.   Condensed Consolidating Financial Information

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

Condensed Consolidating Balance Sheets

(unaudited - in millions)

December 31, 2019

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$2.1	$251.3	$472.0	$-	$725.4
Accounts receivable and contract assets - net	-	1,935.4	2,575.9	-	4,511.3
Intercompany receivable	1,138.7	183.0	277.1	(1,598.8)	-
Prepaid expenses and other current assets	76.7	172.8	282.8	-	532.3
Current assets held for sale	-	840.9	801.0	-	1,641.9
Income taxes receivable	52.8	-	3.2	-	56.0
TOTAL CURRENT ASSETS	1,270.3	3,383.4	4,412.0	(1,598.8)	7,466.9
PROPERTY AND EQUIPMENT—NET	189.9	122.9	91.1	-	403.9
DEFERRED TAX ASSETS—NET	152.9	98.6	76.5	(98.8)	229.2
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	6,094.8	1,663.0	-	(7,757.8)	-
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	11.3	18.2	249.8	-	279.3
GOODWILL	-	2,217.9	1,274.2	-	3,492.1
INTANGIBLE ASSETS—NET	-	81.6	12.7	-	94.3
OTHER NON-CURRENT ASSETS	29.3	37.9	102.7	-	169.9
OPERATING LEASE RIGHT-OF-USE ASSETS	24.3	366.4	256.7	-	647.4
NON-CURRENT ASSETS HELD FOR SALE	-	1,219.5	1,226.9	-	2,446.4
TOTAL ASSETS	$7,772.8	$9,209.4	$7,702.6	$(9,455.4)	$15,229.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$22.3	$2.6	$30.1	$-	$55.0
Accounts payable	114.6	1,577.0	685.3	-	2,376.9
Accrued expenses and other current liabilities	79.8	633.2	1,224.4	-	1,937.4
Income taxes payable	22.2	-	38.2	-	60.4
Intercompany payable	188.9	903.7	652.8	(1,745.4)	-
Contract liabilities	-	309.1	643.9	-	953.0
Current liabilities held for sale	-	562.2	460.0	-	1,022.2
Current portion of long-term debt	13.1	4.8	38.7	-	56.6
TOTAL CURRENT LIABILITIES	440.9	3,992.6	3,773.4	(1,745.4)	6,461.5
OTHER LONG-TERM LIABILITIES	94.6	69.5	346.4	-	510.5
OPERATING LEASE LIABILITIES	96.8	414.0	234.2	-	745.0
LONG-TERM LIABILITIES HELD FOR SALE	-	195.1	74.5	-	269.6
DEFERRED TAX LIABILITY—NET	-	-	124.0	(98.8)	25.2
NOTE PAYABLE INTERCOMPANY—NON CURRENT	877.0	-	472.5	(1,349.5)	-
LONG-TERM DEBT	2,607.7	270.8	479.7	-	3,358.2
TOTAL LIABILITIES	4,117.0	4,942.0	5,504.7	(3,193.7)	11,370.0
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,655.8	4,267.4	2,011.5	(6,261.7)	3,673.0
Noncontrolling interests	-	-	186.4	-	186.4
TOTAL STOCKHOLDERS’ EQUITY	3,655.8	4,267.4	2,197.9	(6,261.7)	3,859.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,772.8	$9,209.4	$7,702.6	$(9,455.4)	$15,229.4

Condensed Consolidating Balance Sheets

(in millions)

September 30, 2019

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents	$129.3	$273.4	$482.9	$—	$885.6
Accounts receivable and contract assets—net	—	2,023.3	2,427.7	—	4,451.0
Intercompany receivable	1,164.7	163.9	176.0	(1,504.6)	—
Prepaid expenses and other current assets	52.5	174.5	288.6	—	515.6
Current assets held for sale	—	766.3	867.0	—	1,633.3
Income taxes receivable	13.7	—	35.4	—	49.1
TOTAL CURRENT ASSETS	1,360.2	3,401.4	4,277.6	(1,504.6)	7,534.6
PROPERTY AND EQUIPMENT—NET	193.0	126.0	86.6	—	405.6
DEFERRED TAX ASSETS—NET	152.8	45.6	74.4	(95.2)	177.6
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	5,740.8	1,611.2	—	(7,352.0)	—
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	9.9	12.4	233.8	—	256.1
GOODWILL	—	2,226.4	1,250.4	—	3,476.8
INTANGIBLE ASSETS—NET	—	85.7	13.9	—	99.6
OTHER NON-CURRENT ASSETS	33.1	38.3	100.8	—	172.2
NON-CURRENT ASSETS HELD FOR SALE	—	1,141.1	1,198.0	—	2,339.1
TOTAL ASSETS	$7,489.8	$8,688.1	$7,235.5	$(8,951.8)	$14,461.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$21.8	$—	$26.0	$—	$47.8
Accounts payable	50.2	1,650.5	710.1	—	2,410.8
Accrued expenses and other current liabilities	108.0	678.5	1,091.8	—	1,878.3
Income taxes payable	23.6	—	36.1	—	59.7
Intercompany payable	116.1	873.9	649.5	(1,639.5)	—
Contract liabilities	—	299.7	551.3	—	851.0
Current liabilities held for sale	—	658.1	505.6	—	1,163.7
Current portion of long-term debt	12.6	5.0	32.9	—	50.5
TOTAL CURRENT LIABILITIES	332.3	4,165.7	3,603.3	(1,639.5)	6,461.8
OTHER LONG-TERM LIABILITIES	130.7	158.7	369.1	—	658.5
LONG-TERM LIABILITIES HELD FOR SALE	—	158.8	60.8	—	219.6
DEFERRED TAX LIABILITY—NET	—	—	99.5	(95.2)	4.3
NOTE PAYABLE INTERCOMPANY—NON CURRENT	872.6	—	467.5	(1,340.1)	—
LONG-TERM DEBT	2,468.9	260.8	488.3	—	3,218.0
TOTAL LIABILITIES	3,804.5	4,744.0	5,088.5	(3,074.8)	10,562.2
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,685.3	3,944.1	1,938.2	(5,877.0)	3,690.6
Noncontrolling interests	—	—	208.8	—	208.8
TOTAL STOCKHOLDERS’ EQUITY	3,685.3	3,944.1	2,147.0	(5,877.0)	3,899.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,489.8	$8,688.1	$7,235.5	$(8,951.8)	$14,461.6

Condensed Consolidating Statements of Operations

(unaudited - in millions)

	For the Three Months Ended December 31, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$1,755.6	$1,495.4	$(15.4)	$3,235.6
Cost of Revenue	—	1,695.6	1,389.6	(15.4)	3,069.8
Gross Profit	—	60.0	105.8	—	165.8
Equity in earnings from subsidiaries	182.4	61.1	—	(243.5)	—
Equity in earnings of joint ventures	—	5.6	4.3	—	9.9
General and administrative expenses	(41.2)	—	(2.4)	—	(43.6)
Restructuring costs	(44.9)	—	—	—	(44.9)
Income from operations	96.3	126.7	107.7	(243.5)	87.2
Other income	0.1	11.7	5.8	(13.6)	4.0
Interest expense	(39.0)	(6.8)	(8.2)	13.6	(40.4)
Income from continuing operations before income taxes	57.4	131.6	105.3	(243.5)	50.8
Income tax expense (benefit) for continuing operations	9.7	(1.1)	7.3	—	15.9

Net income from continuing operations	47.7	132.7	98.0	(243.5)	34.9
Net income from discontinued operations	(7.1)	50.0	(24.7)	—	18.2
Net income	40.6	182.7	73.3	(243.5)	53.1

Net income attributable to noncontrolling interest from continuing operations	—	—	(4.0)	—	(4.0)
Net income attributable to noncontrolling interest from discontinued operations	—	—	(8.5)	—	(8.5)
Net income attributable to noncontrolling interest	—	—	(12.5)	—	(12.5)

Net income attributable to AECOM from continuing operations	47.7	132.7	94.0	(243.5)	30.9
Net income attributable to AECOM from discontinued operations	(7.1)	50.0	(33.2)	—	9.7
Net income attributable to AECOM	$40.6	$182.7	$60.8	$(243.5)	$40.6

	For the three months ended December 31, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$—	$1,802.3	$1,574.9	$(20.9)	$3,356.3
Cost of revenue	—	1,727.0	1,526.8	(20.9)	3,232.9
Gross profit	—	75.3	48.1	—	123.4
Equity in earnings from subsidiaries	153.5	(52.4)	—	(101.1)	—
Equity in earnings of joint ventures	—	7.9	(1.3)	—	6.6
General and administrative expenses	(34.2)	—	(1.7)	—	(35.9)
Restructuring costs	(63.3)	—	—	—	(63.3)
Income from operations	56.0	30.8	45.1	(101.1)	30.8
Other income	1.2	11.3	3.8	(13.3)	3.0
Interest expense	(39.2)	(5.0)	(8.5)	13.3	(39.4)
Income from continuing operations before taxes	18.0	37.1	40.4	(101.1)	(5.6)
Income tax benefit for continuing operations	(41.2)	(1.3)	—	—	(42.5)
Net income from continuing operations	59.2	38.4	40.4	(101.1)	36.9
Net (loss) income from discontinued operations	(7.8)	22.4	13.6	—	28.2
Net income	51.4	60.8	54.0	(101.1)	65.1
Net income attributable to noncontrolling interests from continuing operations	—	—	(5.0)	—	(5.0)
Net income attributable to noncontrolling interests from discontinued operations	—	—	(8.6)	—	(8.6)
Net income attributable to noncontrolling interests	—	—	(13.6)	—	(13.6)
Net income attributable to AECOM from continuing operations	59.2	38.4	35.4	(101.1)	31.9
Net (loss) income attributable to AECOM from discontinued operations	(7.8)	22.4	5.0	—	19.6
Net income attributable to AECOM	$51.4	$60.8	$40.4	$(101.1)	$51.5

Consolidating Statements of Comprehensive Income

(unaudited - in millions)

	For the Three Months Ended December 31, 2019
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$40.6	$182.7	$73.3	$(243.5)	$53.1
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	0.9	—	2.1	—	3.0
Foreign currency translation adjustments	—	—	48.2	—	48.2
Pension adjustments, net of tax	1.0	—	(10.6)	—	(9.6)
Other comprehensive income, net of tax	1.9	—	39.7	—	41.6
Comprehensive income, net of tax	42.5	182.7	113.0	(243.5)	94.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(12.6)	—	(12.6)
Comprehensive income attributable to AECOM, net of tax	$42.5	$182.7	$100.4	$(243.5)	$82.1

	For the three months ended December 31, 2018
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$51.4	$60.8	$54.0	$(101.1)	$65.1
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives, net of tax	(2.4)	—	(3.9)	—	(6.3)
Foreign currency translation adjustments	—	—	(21.8)	—	(21.8)
Pension adjustments, net of tax	0.7	—	4.6	—	5.3
Other comprehensive loss, net of tax	(1.7)	—	(21.1)	—	(22.8)
Comprehensive income, net of tax	49.7	60.8	32.9	(101.1)	42.3
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	—	—	(13.6)	—	(13.6)
Comprehensive income attributable to AECOM, net of tax	$49.7	$60.8	$19.3	$(101.1)	$28.7

Condensed Consolidating Statements of Cash Flows

(unaudited - in millions)

	For the three months ended December 31, 2019
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(59.8)	$(146.4)	$(0.7)	$—	$(206.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in unconsolidated joint ventures	(1.3)	(21.0)	(15.3)	—	(37.6)
Net proceeds from sale of investment securities	—	—	0.5	—	0.5
Payments for capital expenditures, net of disposals	(11.2)	(10.1)	(9.7)	—	(31.0)
Net (investment in) receipts from intercompany notes	(12.5)	(9.4)	0.8	21.1	—
Other Intercompany investing activities	(138.7)	125.5	—	13.2	—
Net cash (used in) provided by investing activities	(163.7)	85.0	(23.7)	34.3	(68.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,724.3	2.6	83.6	—	1,810.5
Repayments of borrowings under credit agreements	(1,608.2)	(3.9)	(82.6)	—	(1,694.7)
Proceeds from issuance of common stock	4.7	—	—	—	4.7
Payments to repurchase of common stock	(38.5)	—	—	—	(38.5)
Net distributions to noncontrolling interests	—	—	(34.8)	—	(34.8)
Other financing activities	11.5	(35.7)	56.3	—	32.1
Net borrowings on intercompany notes	2.5	1.2	17.4	(21.1)	—
Other intercompany financing activities	—	47.9	(34.7)	(13.2)	—
Net cash provided by financing activities	96.3	12.1	5.2	(34.3)	79.3
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.7	—	2.7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(127.2)	(49.3)	(16.5)	—	(193.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	129.3	315.6	635.5	—	1,080.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2.1	$266.3	$619.0	$—	$887.4

	For the three months ended December 31, 2018
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES	$(57.3)	$(22.2)	$(120.9)	$—	$(200.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in unconsolidated joint ventures	(0.9)	(6.8)	(30.7)	—	(38.4)
Net proceeds from sale of investments	—	—	0.6	—	0.6
Payments for capital expenditures, net of disposals	(9.8)	(5.7)	(6.4)	—	(21.9)
Net receipts from (investment in) intercompany notes	19.3	61.9	(8.4)	(72.8)	—
Other intercompany investing activities	(227.2)	(287.2)	—	514.4	—
Net cash used in investing activities	(218.6)	(237.8)	(44.9)	441.6	(59.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,254.8	—	35.6	—	2,290.4
Repayments of borrowings under credit agreements	(1,959.7)	(4.7)	(34.7)	—	(1,999.1)
Proceeds from issuance of common stock	5.4	—	—	—	5.4
Payments to repurchase common stock	(52.3)	—	—	—	(52.3)
Net distributions to noncontrolling interests	—	—	(28.8)	—	(28.8)
Other financing activities	1.4	(9.1)	5.3	—	(2.4)
Net borrowings (repayments) on intercompany notes	6.0	7.9	(86.7)	72.8	—
Other intercompany financing activities	—	310.0	204.4	(514.4)	—
Net cash provided by financing activities	255.6	304.1	95.1	(441.6)	213.2
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.5)	—	(1.5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20.3)	44.1	(72.2)	—	(48.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22.0	270.9	593.8	—	886.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.7	$315.0	$521.6	$—	$838.3

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the Management Services transaction, including the risk that the expected benefits of the Management Services transaction or any contingent purchase price will not be realized within the expected time frame, in full or at all, or that any purchase price adjustments could be unfavorable or result in lower aggregate cash proceeds; the risk that costs of restructuring transactions and other costs incurred in connection with the Management Services transaction will exceed our estimates or otherwise adversely affect our business or operations; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

All subsequent written and oral forward-looking statements concerning the Company or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. You are cautioned not to place undue reliance on these forward-looking statements, which speak only to the date they are made. The Company is under no obligation (and expressly disclaims any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise. Please review “Part II, Item 1A—Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

Overview

We are a leading global provider of professional technical and management support services for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design, construction management services and investment and development services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets.

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

During the first quarter of fiscal 2020, we reorganized our operating and reporting structure to better align with our ongoing professional services business. This reorganization better reflected our continuing operations after the planned disposals of our Management Services and self-perform at-risk construction businesses, including our civil infrastructure, power and oil & gas construction businesses. Our Management Services and self-perform at-risk construction businesses were part of our former Management Services segment and a substantial portion of our former Construction Services segment. These businesses are classified as discontinued operations in all periods presented.

We report our continuing business through three segments: Americas, International, and AECOM Capital (ACAP). Such segments are organized by the differing specialized needs of the respective clients, and how we manage the business. We have aggregated various operating segments into our reportable segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

Our Americas segment delivers planning, consulting, architectural and engineering design, and construction management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, facilities, environmental, energy, water and government. Revenue is primarily derived from fees from services we provide.

Our International segment delivers planning, consulting, architectural and engineering design services to commercial and government clients in Europe, the Middle East, Africa and the Asia-Pacific regions in major end markets such as transportation, facilities, environment, energy, water, and government.

Our ACAP segment primarily invests in and develops real estate projects. ACAP typically partners with investors and experienced developers as co-general partners. ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects.

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

Recent political unrest in Hong Kong where we have a significant presence has and may continue to negatively impact our financial results,

We expect to exit the fixed-price combined cycle gas power plant construction and non-core oil and gas markets. We are evaluating our geographic exposure as part of our ongoing plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

We expect to incur restructuring costs of $160 to $190 million in fiscal year 2020 primarily related to costs associated with the sale of the Management Services business and expected exit of at-risk, self-perform construction in the civil infrastructure, power, and oil and gas businesses. Total cash costs for the restructuring are expected to be between $185 and $205 million, including capital expenditures associated with real estate restructuring of approximately $40 million.

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

On October 12, 2019, AECOM entered into a purchase and sale agreement with an affiliate of American Securities LLC and Lindsay Goldberg LLC to sell our Management Services business segment for a purchase price of $2.405 billion, subject to customary cash, debt and working capital adjustments. The transaction closed on January 31, 2020.

Results of Operations

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2019	2018	$	%
	(in millions)
Revenue	$3,235.6	$3,356.3	$(120.7)	(3.6)%
Cost of revenue	3,069.8	3,232.9	(163.1)	(5.0)
Gross profit	165.8	123.4	42.4	34.4
Equity in earnings of joint ventures	9.9	6.6	3.3	50.0
General and administrative expenses	(43.6)	(35.9)	(7.7)	21.4
Restructuring costs	(44.9)	(63.3)	18.4	(29.1)
Income from operations	87.2	30.8	56.4	183.1
Other income	4.0	3.0	1.0	33.3
Interest expense	(40.4)	(39.4)	(1.0)	2.5
Income (loss) from continuing operations before taxes	50.8	(5.6)	56.4	NM*
Income tax expense (benefit) for continuing operations	15.9	(42.5)	58.4	(137.4)
Net income from continuing operations	34.9	36.9	(2.0)	(5.4)
Net income from discontinued operations	18.2	28.2	(10.0)	(35.5)
Net income	53.1	65.1	(12.0)	(18.4)
Net income attributable to noncontrolling interests from continuing operations	(4.0)	(5.0)	1.0	(20.0)
Net income attributable to noncontrolling interests from discontinued operations	(8.5)	(8.6)	0.1	(1.2)
Net income attributable to noncontrolling interests	(12.5)	(13.6)	1.1	(8.1)
Net income attributable to AECOM from continuing operations	30.9	32.0	(1.1)	(3.4)
Net income attributable to AECOM from discontinued operations	9.7	19.5	(9.8)	(50.3)
Net income attributable to AECOM	$40.6	$51.5	$(10.9)	(21.2)%

*NM - Not meaningful

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	94.9	96.3
Gross profit	5.1	3.7
Equity in earnings of joint ventures	0.3	0.2
General and administrative expenses	(1.3)	(1.1)
Restructuring costs	(1.4)	(1.9)
Income from operations	2.7	0.9
Other income	0.1	0.1
Interest expense	(1.2)	(1.2)
Income (loss) before income tax expense (benefit)	1.6	(0.2)
Income tax expense (benefit)	0.5	(1.3)
Net income from continuing operations	1.1	1.1
Net income from discontinued operations	0.5	0.8
Net income	1.6	1.9
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.1)	(0.1)
Net income attributable to noncontrolling interests from discontinued operations, net of tax	(0.3)	(0.3)
Net income attributable to noncontrolling interests	(0.4)	(0.4)
Net income attributable to AECOM from continuing operations	1.0	1.0
Net income attributable to AECOM from discontinued operations	0.2	0.5
Net income attributable to AECOM	1.2%	1.5%

Revenue

Our revenue for the three months ended December 31, 2019 decreased $120.7 million, or 3.6%, to $3,235.6 million as compared to $3,356.3 million for the corresponding period last year.

The decrease in revenue for the three months ended December 31, 2019 was primarily attributable to decreases in our Americas segment of $108.4 million and in our International segment of $8.9 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended December 31, 2019 and 2018 were $1.7 billion and $1.8 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, were 52% and 55% during the three months ended December 31, 2019 and 2018, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2019 increased $42.4 million, or 34.4%, to $165.8 million as compared to $123.4 million for the corresponding period last year. For the three months ended December 31, 2019, gross profit, as a percentage of revenue, increased to 5.1% from 3.7% in the three months ended December 31, 2018.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2019 was $9.9 million as compared to $6.6 million in the corresponding period last year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2019 increased $7.7 million, or 21.4%, to $43.6 million as compared to $35.9 million for the corresponding period last year. For the three months ended December 31, 2019, general and administrative expenses, as a percentage of revenue, increased to 1.3% from 1.1% in the three months ended December 31, 2018.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. We expect to incur additional restructuring costs in fiscal 2020 primarily related to costs associated with the sale of the Management Services business and the exit of our self-perform at-risk construction business. During the first quarter of fiscal 2019, we incurred restructuring expenses of $63.3 million, primarily related to personnel and real estate costs. During the first quarter of fiscal 2020, we incurred restructuring expenses of $44.9 million, primarily related to personnel costs, including costs associated with recent executive transitions.

Other Income

Our other income for the three months ended December 31, 2019 increased to $4.0 million from $3.0 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended December 31, 2019 was $40.4 million as compared to $39.4 million for the corresponding period last year.

Income Tax Expense / Benefit

Our income tax expense for the three months ended December 31, 2019 was $15.9 million as compared to an income tax benefit of $42.5 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to a $38.1 million benefit recorded in the first quarter of fiscal 2019 related to the release of a valuation allowance on foreign tax credits and the tax impacts of an increase in overall pre-tax income of $56.4 million.

During the first quarter of fiscal 2019, a valuation allowance in the amount of $38.1 million related to foreign tax credits was released due to sufficient positive evidence obtained during the quarter. The positive evidence included the issuance of regulations related to the Tax Act during the quarter and forecasting the utilization of the foreign tax credits within the foreseeable future.

Certain operations in Canada continue to have losses and the associated valuation allowances could be reduced if and when our current and forecast profits trend turns and sufficient evidence exists to support the release of the related valuation allowance (approximately $40 million).

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Income From Discontinued Operations

During the first quarter of fiscal 2020, management approved a plan to dispose via sale our Management Services business and our self-perform at-risk construction businesses. As a result of these strategic actions, the Management Services and self-perform at-risk construction businesses were classified as discontinued operations. That classification was applied retrospectively for all periods presented.

Net income from discontinued operations decreased $10.0 million to $18.2 million from $28.2 million for the three months ended December 31, 2019 and 2018, respectively. The decrease in net income from discontinued operations was primarily due to a decrease in project performance in our power business.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $40.6 million for the three months ended December 31, 2019 as compared to net income attributable to AECOM of $51.5 million for the three months ended December 31, 2018.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended
	December 31,	December 31,	Change
	2019	2018	$	%
	(in millions)
Revenue	$2,452.0	$2,560.4	$(108.4)	(4.2)%
Cost of revenue	2,312.6	2,453.2	(140.6)	(5.7)
Gross profit	$139.4	$107.2	$32.2	30.0%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	94.3	95.8
Gross profit	5.7%	4.2%

Revenue

Revenue for our Americas segment for the three months ended December 31, 2019 decreased $108.4 million, or 4.2%, to $2,452.0 million as compared to $2,560.4 million for the corresponding period last year.

The decrease in revenue for the three months ended December 31, 2019 was primarily attributable to a decrease in the Americas design and consulting services of $100 million, largely due to decreased work performed on a residential housing storm disaster relief program. Additionally, the decrease was due to reduced subcontractor activity for residential high-rise buildings in the city of New York.

Gross Profit

Gross profit for our Americas segment for the three months ended December 31, 2019 increased $32.2 million, or 30.0%, to $139.4 million as compared to $107.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.7% of revenue for the three months ended December 31, 2019 from 4.2% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the quarter ended December 31, 2019 was primarily due to reduced costs resulting from restructuring activities taken in the prior period and strong project execution.

International

	Three Months Ended
	December 31,	December 31,	Change
	2019	2018	$	%
	(in millions)
Revenue	$783.1	$792.0	$(8.9)	(1.1)%
Cost of revenue	757.2	779.7	(22.5)	(2.9)
Gross profit	$25.9	$12.3	$13.6	110.6%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	96.7	98.4
Gross profit	3.3%	1.6%

Revenue

Revenue for our International segment for the three months ended December 31, 2019 decreased $8.9 million, or 1.1%, to $783.1 million as compared to $792.0 million for the corresponding period last year.

Gross Profit

Gross profit for our International segment for the three months ended December 31, 2019 increased $13.6 million, or 110.6%, to $25.9 million as compared to $12.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 3.3% of revenue for the three months ended December 31, 2019 from 1.6% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2019 was primarily due to increased performance on projects in the United Kingdom and Australia offset by a decline in Hong Kong.

AECOM Capital

	Three Months Ended
	December 31,	December 31,	Change
	2019	2018	$	%
	(in millions)
Revenue	$0.5	$3.9	$(3.4)	(87.2)%
Equity in earnings (loss) of joint ventures	0.7	(2.5)	3.2	NM*
General and administrative expenses	$(2.4)	$(1.7)	$(0.7)	41.2%

*NM — Not meaningful

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We sold our Management Services business on January 31, 2020 for a purchase price of approximately $2.405 billion, subject to customary cash, debt, and working capital adjustments. The purchase price includes contingent consideration of approximately $150 million attributable to certain claims related to prior work and engagements. We expect to spend approximately $185 to $205 million in restructuring costs in fiscal 2020 associated with the sale of the Management Services business and the exit of our self-perform at-risk construction businesses.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2019, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At December 31, 2019, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $887.4 million, a decrease of $193.0 million, or 17.9%, from $1,080.4 million at September 30, 2019. The decrease in cash and cash equivalents was primarily attributable to cash used in operating activities, partially offset by net borrowings under our credit agreement.

Net cash used in operating activities was $206.9 million for the three months ended December 31, 2019, compared to $200.4 million for the three months ended December 31, 2018. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. Delays on collections in the Management Services business also had a negative impact in the current period. The sale of trade receivables to financial institutions during the three months ended December 31, 2019 provided a net benefit of $0.2 million as compared to $13.9 million during the three months ended December 31, 2018. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $68.1 million for the three months ended December 31, 2019, as compared to $59.7 million for the three months ended December 31, 2018.

Net cash provided by financing activities was $79.3 million for the three months ended December 31, 2019 as compared to $213.2 million for the three months ended December 31, 2018. This change was primarily attributable to lower net borrowings under our credit agreements. Total borrowings may vary during the period.

AECOM Caribe, a subsidiary of the Company, has incurred payment delays supporting the storm recovery work in the U.S. Virgin Islands. AECOM Caribe signed several contracts with Virgin Islands authorities to provide emergency design, construction and technical services after two Category Five hurricanes devastated the Virgin Islands in 2017, that were dependent on federal funding. AECOM Caribe and its subcontractors have performed over $750 million of work under the Virgin Islands contracts and payment delays have increased working capital by over $150 million from September 30, 2018 to December 31, 2019. We are currently negotiating with the Virgin Island authorities and U.S. Federal Emergency Management Agency to modify the contract and accelerate funding for current and future contractual payments; however, we can provide no certainty as to the timing or amount of future payments.

Working Capital

Working capital, or current assets less current liabilities, decreased $67.4 million, or 6.3%, to $1,005.5 million at December 31, 2019 from $1,072.9 million at September 30, 2019. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,558.3 million at December 31, 2019 from $3,600.0 million at September 30, 2019.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 100 days at December 31, 2019 compared to 94 days at September 30, 2019.

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

Debt

Debt consisted of the following:

	December 31,	September 30,
	2019	2019
	(in millions)
2014 Credit Agreement	$1,323.2	$1,182.2
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.1	248.1
Other debt	132.6	122.2
Total debt	3,503.9	3,352.5
Less: Current portion of debt and short-term borrowings	(111.6)	(98.3)
Less: Unamortized debt issuance costs	(34.1)	(36.2)
Long-term debt	$3,358.2	$3,218.0

The following table presents, in millions, scheduled maturities of the Company's debt as of December 31, 2019:

Fiscal Year
2020 (nine months remaining)	$104.2
2021	199.1
2022	301.8
2023	578.0
2024	9.7
Thereafter	2,311.1
Total	$3,503.9

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related our acquisition of URS.

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

On January 28, 2020, AECOM entered into Amendment No. 7 to the Credit Agreement which modifies the asset disposition covenant to permit the sale of our Management Services business and the mandatory prepayment provision so that only outstanding term loans are prepaid using the net proceeds from the sale.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 3.6 at December 31, 2019. Our Consolidated Interest Coverage Ratio was 4.9 at December 31, 2019. As of December 31, 2019, we were in compliance with the covenants of the Credit Agreement.

At December 31, 2019 and September 30, 2019, outstanding standby letters of credit totaled $22.8 million and $22.8 million, respectively, under our revolving credit facilities. As of December 31, 2019 and September 30, 2019, we had $1,193.5 million and $1,327.2 million, respectively, available under our revolving credit facility.

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

As of December 31, 2019, the estimated fair value of the 2024 Notes was approximately $886.0 million. The fair value of the 2024 Notes as of December 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

We were in compliance with the covenants relating to the 2024 Notes as of December 31, 2019.

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

As of December 31, 2019, the estimated fair value of the 2017 Senior Notes was approximately $1,075.0 million. The fair value of the 2017 Senior Notes as of December 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of December 31, 2019.

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

As of December 31, 2019, the estimated fair value of the 2022 URS Senior Notes was approximately $256.9 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of December 31, 2019 was $248.1 million. The fair value of the 2022 URS Senior Notes as of December 31, 2019 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of December 31, 2019, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2019 and September 30, 2019, these outstanding standby letters of credit totaled $476.5 million and $470.9 million, respectively. As of December 31, 2019, we had $401.6 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2019 and 2018 was 4.9% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2019 and 2018 of $1.3 million and $1.3 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of December 31, 2019, there was approximately $499.3 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2019, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $368.4 million. The total amounts of employer contributions paid for the three months ended December 31, 2019 were $2.4 million for U.S. plans and $6.9 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. In addition, we have collective bargaining agreements with unions that require us to contribute various third party multiemployer plans that we do not control or manage.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2019, we had $133.7 million in outstanding borrowings under our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the three months ended December 31, 2019, our weighted average floating rate borrowings were $694.5 million. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2019 would have increased by $1.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2019 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As discussed in Note 2 and Note 12, we adopted FASB ASC 842 on October 1, 2019, which amended the accounting standard for leases. In connection with the adoption, we implemented changes in our internal control over financial reporting to address the evaluation and disclosure of leases in accordance with the revised standard. There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware if we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted in Note 15, Commitments and Contingencies, to the financial statements contained in this report to the extent stated therein, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 15, Commitments and Contingencies, to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state and local governments. During fiscal 2019, approximately 44% of our revenue was derived from contracts with government entities.

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

We had approximately $3.5 billion of indebtedness (excluding intercompany indebtedness) outstanding as of December 31, 2019, of which $1.5 billion was secured obligations (exclusive of $22.8 million of outstanding undrawn letters of credit) and we have an additional $1.2 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the quarter ended December 31, 2019 by $1.7 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

In March 2017, the United Kingdom government initiated a process to withdraw from the European Union (Brexit) and began negotiating the terms of its separation. A withdrawal without a trade agreement in place could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Further, the uncertainty surrounding Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates. Our United Kingdom business is a significant part of our European operations with approximately 7,000 employees and revenues representing approximately 6% of our total revenue for the fiscal year ended September 30, 2019. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

The coronavirus outbreak could impact our international operations.

In December 2019, a novel strain of coronavirus has been reported in China and other countries. We have significant operations in China and Asia that could result in business disruptions, however, we cannot reasonably estimate its impact at this time. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

During fiscal 2019, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 29% of our total revenue. There are risks inherent in doing business internationally, including:

●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, such as in the Middle East and South East Asia;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as recent retaliatory tariffs between the United States and China;
●	recent political unrest in Hong Kong where AECOM has a significant presence;
●	impact of the coronavirus on our China and Asia businesses;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;
●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the year ended September 30, 2019, we recorded a noncash impairment of long-lived assets, including goodwill of $615.4 million primarily related to a decrease in the estimated recovery and fair value of reporting units with self-performed at-risk construction.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2019, our revenue was comprised of 44%, 29%, and 27% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions and tariffs such as the 2018 tariffs on steel and aluminum imports in the United States could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of December 31, 2019 and September 30, 2019, we were contingently liable for $4.8 billion and $4.8 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $499.3 million and $493.7 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 11% of our fiscal 2019 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 3% of our fiscal 2019 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation in the industries we serve.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2019, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $365.1 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2019, we contributed $7.5 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

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

AECOM is a smaller, less diversified company after the sale of our Management Services business and more vulnerable to changing market conditionss.

AECOM is a smaller, less diversified company after the sale of our Management Services business and more reliant on our remaining business segments. The diversification of revenues, costs, and cash flows is reduced as a result of the sale, such that our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service debt may be diminished. Restructuring costs and other costs incurred in connection with the Management Services sale may exceed our estimates or diminish the benefits we expected to realize. In addition, any contingent purchase price adjustments could be unfavorable and result in lower aggregate cash proceeds. We are also obligated to incur ongoing costs and retain certain legal claims that were previously allocated to the Management Services business. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to compete in our industry will be harmed if we do not retain the continued services of our senior management and key technical personnel.

We rely heavily upon the expertise and leadership of our senior management. On November 22, 2019, we announced that our Chief Executive Officer and Chairman of the Board will depart from his position effective upon AECOM’s appointment of his successor as Chief Executive Officer by or prior to our 2020 Annual Meeting. In addition, there is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel in the timeframe demanded by our clients. Also, some of our personnel hold government granted eligibility that may be required to obtain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit senior management or key technical personnel could impact the long term performance of the Company and limit our ability to successfully complete existing projects and compete for new projects.

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

We provide services to the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of nuclear energy plants. Indemnification provisions under the Price-Anderson Act available to nuclear energy plant operators and contractors do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the nuclear energy industry. If the Price-Anderson Act’s indemnification protection does not apply to our services or if our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by our client’s refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

Our backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and, thus may not accurately reflect future revenue and profits.

At December 31, 2019, our contracted backlog was approximately $17.6 billion, our awarded backlog was approximately $18.1 billion and our unconsolidated joint venture backlog was approximately $0.8 billion for a total backlog of $36.5 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $17.1 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.5 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

●	ability of our Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;
●	vesting of exclusive authority in our Board of Directors to determine the size of the board (subject to limited exceptions) and to fill vacancies;
●	advance notice requirements for stockholder proposals and nominations for election to our Board of Directors; and
●	restrictions on our stockholders from acting by written consent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. A summary of the repurchase activity for the three months ended December 31, 2020 is as follows:

				Maximum
			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 1 — 31, 2019	402,420	$36.95	402,420	$760,000,000
November 1 — 30, 2019	—	—	—	760,000,000
December 1 — 31, 2019	—	—	—	760,000,000
Total	402,420	$35.95	402,420

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

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
2.1	Purchase and Sale Agreement, dated as of October 12, 2019, by and between AECOM and Maverick Purchaser Sub, LLC	Form 8-K	2.1	10/17/2019

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/15/2018

10.1#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2020)				X

10.2	Agreement, dated as of November 22, 2019, by and among AECOM and Starboard Value LP and the other parties set forth therein	Form 8-K	10.1	11/22/2019

10.3#	Letter Agreement between AECOM and Michael S. Burke effective November 22, 2019				X

10.4#	Separation and Release Agreement between AECOM and Carla J. Christofferson dated November 27, 2019				X

10.5	Amendment No. 7 to Credit Agreement, dated as of January 28, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.	Form 8-K	10.1	2/3/2020

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
(Exchange Act Filings Located
at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL				X

#Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 5, 2020	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer