Form 10-Q
period 2020-03-31
AECOM
filed 2020-05-06
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, 160,085,842 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	March 31,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,033,266	$777,476
Cash in consolidated joint ventures	101,795	108,163
Total cash and cash equivalents	1,135,061	885,639
Accounts receivable—net	2,888,939	2,869,216
Contract assets	1,766,376	1,581,806
Prepaid expenses and other current assets	726,643	515,593
Current assets held for sale	799,818	1,633,302
Income taxes receivable	61,420	49,089
TOTAL CURRENT ASSETS	7,378,257	7,534,645
PROPERTY AND EQUIPMENT—NET	383,871	405,605
DEFERRED TAX ASSETS—NET	409,566	288,949
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	256,932	256,131
GOODWILL	3,446,939	3,476,813
INTANGIBLE ASSETS—NET	87,591	99,636
OTHER NON-CURRENT ASSETS	164,875	172,134
OPERATING LEASE RIGHT-OF-USE ASSETS	648,642	—
NON-CURRENT ASSETS HELD FOR SALE	338,673	2,316,995
TOTAL ASSETS	$13,115,346	$14,550,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$27,220	$47,835
Accounts payable	2,184,346	2,410,838
Accrued expenses and other current liabilities	2,204,433	1,878,319
Income taxes payable	31,478	59,541
Contract liabilities	962,999	851,040
Current liabilities held for sale	551,913	1,163,654
Current portion of long-term debt	25,152	50,527
TOTAL CURRENT LIABILITIES	5,987,541	6,461,754
OTHER LONG-TERM LIABILITIES	102,980	266,304
OPERATING LEASE LIABILITIES	738,032	—
LONG-TERM LIABILITIES HELD FOR SALE	97,062	313,962
DEFERRED TAX LIABILITY—NET	76,117	4,511
PENSION BENEFIT OBLIGATIONS	368,963	387,042
LONG-TERM DEBT	2,079,128	3,217,985
TOTAL LIABILITIES	9,449,823	10,651,558

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2020 and September 30, 2019; issued and outstanding 158,908,063 and 157,482,983 shares as of March 31, 2020 and September 30, 2019, respectively	1,589	1,575
Additional paid-in capital	3,960,123	3,953,650
Accumulated other comprehensive loss	(881,574)	(864,197)
Retained earnings	451,364	599,548
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,531,502	3,690,576
Noncontrolling interests	134,021	208,774
TOTAL STOCKHOLDERS’ EQUITY	3,665,523	3,899,350
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,115,346	$14,550,908

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Revenue	$3,245,737	$3,412,605	$6,481,347	$6,768,943
Cost of revenue	3,076,924	3,267,768	6,146,734	6,500,710
Gross profit	168,813	144,837	334,613	268,233

Equity in earnings of joint ventures	13,505	16,600	23,433	23,232
General and administrative expenses	(41,037)	(37,426)	(84,651)	(73,333)
Restructuring costs	(31,213)	(15,875)	(76,138)	(79,170)
Income from operations	110,068	108,136	197,257	138,962

Other income	2,430	3,761	6,438	6,746
Interest expense	(37,111)	(41,407)	(77,488)	(80,832)
Income from continuing operations before taxes	75,387	70,490	126,207	64,876
Income tax expense (benefit) for continuing operations	21,604	12,218	37,510	(30,317)
Net income from continuing operations	53,783	58,272	88,697	95,193
Net (loss) income from discontinued operations	(130,749)	35,247	(112,569)	63,412
Net (loss) income	(76,966)	93,519	(23,872)	158,605

Net income attributable to noncontrolling interests from continuing operations	(5,243)	(6,898)	(9,290)	(11,838)
Net income attributable to noncontrolling interests from discontinued operations	(3,917)	(8,776)	(12,360)	(17,403)
Net income attributable to noncontrolling interests	(9,160)	(15,674)	(21,650)	(29,241)

Net income attributable to AECOM from continuing operations	48,540	51,374	79,407	83,355
Net (loss) income attributable to AECOM from discontinued operations	(134,666)	26,471	(124,929)	46,009
Net (loss) income attributable to AECOM	$(86,126)	$77,845	$(45,522)	$129,364

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.31	$0.33	$0.50	$0.53
Basic discontinued operations per share	$(0.85)	$0.17	$(0.79)	$0.30
Basic earnings per share	$(0.54)	$0.50	$(0.29)	$0.83

Diluted continuing operations per share	$0.30	$0.32	$0.49	$0.52
Diluted discontinued operations per share	$(0.84)	$0.17	$(0.77)	$0.29
Diluted earnings per share	$(0.54)	$0.49	$(0.28)	$0.81

Weighted average shares outstanding:
Basic	158,550	156,621	157,941	156,519
Diluted	160,718	158,416	160,687	159,010

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Net (loss) income	$(76,966)	$93,519	$(23,872)	$158,605

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives, net of tax	144	(4,058)	3,175	(10,356)
Foreign currency translation adjustments	(91,688)	22,754	(43,482)	965
Pension adjustments, net of tax	32,311	(3,427)	22,712	1,903
Other comprehensive (loss) income, net of tax	(59,233)	15,269	(17,595)	(7,488)
Comprehensive (loss) income, net of tax	(136,199)	108,788	(41,467)	151,117
Noncontrolling interests in comprehensive (loss) income of consolidated subsidiaries, net of tax	(8,835)	(15,819)	(21,432)	(29,444)
Comprehensive (loss) income attributable to AECOM, net of tax	$(145,034)	$92,969	$(62,899)	$121,673

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT DECEMBER 31, 2019	$1,582	$3,956,596	$(822,666)	$537,490	$3,673,002	$186,402	$3,859,404
Net (loss) income	—	—	—	(86,126)	(86,126)	9,160	(76,966)
Other comprehensive loss	—	—	(58,908)	—	(58,908)	(325)	(59,233)
Issuance of stock	10	9,931	—	—	9,941	—	9,941
Repurchases of stock	(3)	(11,686)	—	—	(11,689)	—	(11,689)
Stock based compensation	—	5,282	—	—	5,282	—	5,282
Other transactions with noncontrolling interests	—	—	—	—	—	1,002	1,002
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	3,368	3,368
Distributions to noncontrolling interests	—	—	—	—	—	(5,497)	(5,497)
BALANCE AT MARCH 31, 2020	$1,589	$3,960,123	$(881,574)	$451,364	$3,531,502	$134,021	$3,665,523

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT DECEMBER 31, 2018	$1,570	$3,845,145	$(726,145)	$957,230	$4,077,800	$172,629	$4,250,429
Net income	—	—	—	77,845	77,845	15,674	93,519
Other comprehensive income	—	—	15,124	—	15,124	145	15,269
Issuance of stock	14	43,218	—	—	43,232	—	43,232
Repurchases of stock	(11)	(227)	—	(29,989)	(30,227)	—	(30,227)
Stock based compensation	—	16,162	—	—	16,162	—	16,162
Other transactions with noncontrolling interests	—	—	—	—	—	13,735	13,735
Distributions to noncontrolling interests	—	—	—	—	—	(7,245)	(7,245)
BALANCE AT MARCH 31, 2019	$1,573	$3,904,298	$(711,021)	$1,005,086	$4,199,936	$194,938	$4,394,874

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350
Net (loss) income	—	—	—	(45,522)	(45,522)	21,650	(23,872)
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive income	—	—	(17,377)	—	(17,377)	(218)	(17,595)
Issuance of stock	27	15,247	—	—	15,274	—	15,274
Repurchases of stock	(13)	(35,311)	—	(14,875)	(50,199)	—	(50,199)
Stock based compensation	—	26,537	—	—	26,537	—	26,537
Other transactions with noncontrolling interests	—	—	—	—	—	816	816
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	6,181	6,181
Distributions to noncontrolling interests	—	—	—	—	—	(43,093)	(43,093)
BALANCE AT MARCH 31, 2020	$1,589	$3,960,123	$(881,574)	$451,364	$3,531,502	$134,021	$3,665,523

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2018	$1,570	$3,846,392	$(703,330)	$948,148	$4,092,780	$185,594	$4,278,374
Net income	—	—	—	129,364	129,364	29,241	158,605
Cumulative effect of accounting standard adoption	—	—	—	—	(12,453)	—	(12,453)
Other comprehensive loss	—	—	(7,691)	—	(7,691)	203	(7,488)
Issuance of stock	38	48,679	—	(59,973)	48,717	—	48,717
Repurchases of stock	(35)	(22,566)	—	—	(82,574)	—	(82,574)
Stock based compensation	—	31,793	—	—	31,793	—	31,793
Other transactions with noncontrolling interests	—	—	—	—	—	15,922	15,922
Contributions from noncontrolling interests	—	—	—	—	—	3,150	3,150
Distributions to noncontrolling interests	—	—	—	—	—	(39,172)	(39,172)
BALANCE AT MARCH 31, 2019	$1,573	$3,904,298	$(711,021)	$1,005,086	$4,199,936	$194,938	$4,394,874

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,872)	$158,605
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	125,691	128,716
Equity in earnings of unconsolidated joint ventures	(6,623)	(38,467)
Distribution of earnings from unconsolidated joint ventures	36,172	31,222
Non-cash stock compensation	26,537	31,793
Gain on sale of discontinued operations	(147,012)	—
Impairment of goodwill and intangibles	89,288	—
Foreign currency translation	(6,918)	(2,565)
Pension settlement losses	713	—
Other	5,244	4,391
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(488,685)	(232,881)
Prepaid expenses and other assets	(6,136)	10,393
Accounts payable	(266,858)	(131,286)
Accrued expenses and other current liabilities	14,994	(18,915)
Contract liabilities	107,394	31,670
Other long-term liabilities	34,110	(65,620)
Net cash used in operating activities	(505,961)	(92,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of cash disposed	2,096,866	—
Investment in unconsolidated joint ventures	(70,670)	(77,303)
Return of investment in unconsolidated joint ventures	5,009	14,002
Proceeds from sale of investments	4,412	5,626
Payments for purchase of investments	—	(3,223)
Proceeds from disposal of property and equipment	1,593	5,372
Payments for capital expenditures	(46,156)	(49,817)
Net cash provided by (used in) investing activities	1,991,054	(105,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,094,512	4,504,215
Repayments of borrowings under credit agreements	(5,317,247)	(4,269,095)
Proceeds from issuance of common stock	13,543	14,542
Payments to repurchase common stock	(50,199)	(82,574)
Net distributions to noncontrolling interests	(36,912)	(36,022)
Other financing activities	3,070	7,570
Net cash (used in) provided by financing activities	(1,293,233)	138,636

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,884)	(204)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185,976	(59,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,080,354	886,733
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,266,330	826,878
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(131,269)	(160,773)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,135,061	$666,105

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

The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2020.

On January 31, 2020, the Company completed the sale of its Management Services business to an affiliate of American Securities LLC and Lindsay Goldberg LLC for total consideration of approximately $2.4 billion. Additionally, as discussed in more detail in Note 3, the Company concluded that its self-perform at-risk construction businesses met the criteria for held for sale beginning in the first quarter of fiscal year 2020. Collectively, the Management Services business and the self-perform at-risk construction businesses met the criteria for discontinued operation classification. As a result, the Management Services business and the self-perform at-risk construction businesses are presented in the consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the consolidated balance sheets as assets and liabilities held for sale.

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

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The Company adopted the new guidance beginning October 1, 2019 using the modified retrospective adoption method, which resulted in a downward adjustment to retained earnings of $87.8 million, net of tax. Detailed disclosures regarding the adoption and other required disclosures can be found in Note 12.

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

In March 2020, the Securities and Exchange Commission (SEC) adopted final rules that amend the financial disclosure requirement for guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The new rules amend and streamline the disclosures required by guarantors and issuers of guaranteed securities. Among other things, the new disclosures may be located outside the financial statements. The new rule is effective January 4, 2021, and early adoption is permitted. The Company adopted the new rule on March 31, 2020. Accordingly, the revised condensed consolidating financial information is presented in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

3.    Discontinued Operations, Goodwill and Intangible Assets

On October 12, 2019, the Company entered into a purchase and sale agreement with Maverick Purchaser Sub, LLC (“Purchaser”), an affiliate of American Securities LLC and Lindsay Goldberg LLC. Per the terms of that agreement, the Company agreed to transfer the assets and liabilities constituting its Management Services business to the Purchaser. The transaction with the Purchaser closed on January 31, 2020. The Company expects to receive total cash consideration of $2.25 billion and contingent consideration of approximately $120 million attributable to certain claims related to prior work and engagements. As a result of the sale, the Company recognized a pre-tax gain of $147.0 million, which was included in the net income from discontinued operations in the Consolidated Statement of Operations for the three-month period ending March 31, 2020.

Additionally, in the first quarter of fiscal 2020, management approved a plan to dispose via sale the Company’s self-perform at-risk construction businesses within the next year. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its Management Services business and its self-perform at-risk construction businesses met the criteria for classification as held for sale. Additionally, the Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with ASC 205-20. Accordingly, the financial results of the Management Services business and the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the Consolidated Balance Sheet as assets and liabilities held for sale for both periods presented. Interest expense allocated to discontinued operations represents interest expenses for the discontinued operations’ finance leases and term loans, which were required to be settled upon the sale of the Management Services business.

During the second quarter of fiscal 2020, the Company identified indicators of impairment for the self-perform at-risk construction business. Specifically, the Company's forecast for its Oil and Gas business decreased significantly from the prior period due primarily to the volatility in global oil prices, which negatively impacted forecasts for future revenues and earnings. As a result, the Company assessed the Oil and Gas business for impairment and determined the fair value of the disposal group was lower than its carrying value. Fair value was estimated using Level 3 inputs, such as forecasted cash flows. Accordingly, the Company recorded impairment losses for that business's goodwill of approximately $83.6 million and intangible assets of approximately $5.7 million. These impairment losses were recorded in net income from discontinued operations on the Consolidated Statement of Operations.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	March 31,	September 30,
	2020	2019

Cash and cash equivalents	$131.3	$194.7
Receivables and contract assets	646.5	1,326.6
Other	22.0	112.0
Current assets held for sale	$799.8	$1,633.3

Property and equipment, net	$113.0	$153.8
Goodwill	—	1,798.5
Other	225.7	364.7
Non-current assets held for sale	$338.7	$2,317.0

Accounts payable and accrued expenses	$448.7	$1,056.0
Contract liabilities	78.6	88.9
Other	24.6	18.8
Current liabilities held for sale	$551.9	$1,163.7

Long term liabilities held for sale	$97.1	$314.0

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Revenue	$811.5	$1,627.4	$2,314.3	$3,308.6
Cost of revenue	882.5	1,576.9	2,356.0	3,210.9
Gross (loss) profit	(71.0)	50.5	(41.7)	97.7
Equity in earnings of joint ventures	(21.7)	9.4	(16.9)	15.3
Gain on disposal activities	147.0	—	147.0	—
Transaction costs	(41.4)	—	(41.4)	—
Impairment of goodwill and intangibles assets	(89.3)	—	(89.3)	—
(Loss) income from operations	(76.4)	59.9	(42.3)	113.0
Other income	0.4	0.4	1.8	1.2
Interest expense	(25.9)	(16.5)	(38.7)	(33.3)
(Loss) income before taxes	(101.9)	43.8	(79.2)	80.9
Income tax expense	28.8	8.6	33.4	17.5
Net (loss) income from discontinued operations	$(130.7)	$35.2	$(112.6)	$63.4

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Depreciation and amortization:
Property and equipment	$—	$6.0	$4.6	$13.7
Intangible assets and capitalized debt issuance costs	$18.7	$16.5	$31.5	$32.9
Payments for capital expenditures	$(6.0)	$(5.0)	$(14.2)	$(9.2)

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2020 were as follows:

		Foreign
	September 30,	Exchange	March 31,
	2019	Impact	2020
	(in millions)
Americas	$2,623.0	$(9.9)	$2,613.1
International	853.8	(20.0)	833.8
Total	$3,476.8	$(29.9)	$3,446.9

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2020 and September 30, 2019, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2020			September 30, 2019
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period
	(in millions)						(years)
Backlog and customer relationships	$661.7	$(574.1)	$87.6	$661.4	$(561.8)	$99.6	1	-	11

Amortization expense of acquired intangible assets included within cost of revenue was $12.3 million and $12.7 million for the six months ended March 31, 2020 and 2019, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2020 and for the succeeding years:

Fiscal Year	(in millions)
2020 (six months remaining)	$11.3
2021	20.1
2022	19.3
2023	18.5
2024	17.4
Thereafter	1.0
Total	$87.6

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

The new accounting guidance establishes principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These subcontractor and other direct costs for the six months ended March 31, 2020 and 2019 were $3.4 billion and $3.7 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(in millions)
Cost reimbursable	$1,488.8	$1,471.3	$2,883.2	$2,900.3
Guaranteed maximum price	929.1	1,003.6	1,876.6	2,033.9
Fixed price	827.8	937.7	1,721.5	1,834.7
Total revenue	$3,245.7	$3,412.6	$6,481.3	$6,768.9

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(in millions)
Americas	$2,476.2	$2,578.0	$4,928.7	$5,142.3
Europe, Middle East, Africa	405.4	463.2	835.0	893.5
Asia Pacific	364.1	371.4	717.6	733.1
Total revenue	$3,245.7	$3,412.6	$6,481.3	$6,768.9

As of March 31, 2020, the Company had allocated $16.5 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $514.6 million and $403.9 million during the six months ended March 31, 2020 and 2019, respectively, that was included in contract liabilities as of September 30, 2019 and 2018, respectively.

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

Net accounts receivable consisted of the following:

	March 31,	September 30,
	2020	2019
	(in millions)
Billed	$2,353.7	$2,284.8
Contract retentions	602.2	641.5
Total accounts receivable—gross	2,955.9	2,926.3
Allowance for doubtful accounts	(67.0)	(57.1)
Total accounts receivable—net	$2,888.9	$2,869.2

Substantially all contract assets as of March 31, 2020 and September 30, 2019 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $110 million as of both March 31, 2020 and September 30, 2019. The asset related to the Deactivation, Demolition, and Removal Project retained from the Purchaser discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. federal government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2020 and September 30, 2019.

The Company sold trade receivables to financial institutions, of which $97.0 million and $91.9 million were outstanding as of March 31, 2020 and September 30, 2019, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	March 31,
	2020	September 30,
	(unaudited)	2019
	(in millions)
Current assets	$558.9	$581.3
Non-current assets	77.1	75.4
Total assets	$636.0	$656.7

Current liabilities	$416.5	$432.8
Non-current liabilities	1.5	—
Total liabilities	418.0	432.8
Total AECOM equity	129.6	137.9
Noncontrolling interests	88.4	86.0
Total owners’ equity	218.0	223.9
Total liabilities and owners’ equity	$636.0	$656.7

Total revenue of the consolidated joint ventures was $436.3 million and $584.7 million for the six months ended March 31, 2020 and 2019, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	March 31,	September 30,
	2020	2019
	(in millions)
Current assets	$1,153.1	$1,133.5
Non-current assets	1,049.8	904.5
Total assets	$2,202.9	$2,038.0

Current liabilities	$1,069.8	$1,115.5
Non-current liabilities	107.2	182.3
Total liabilities	1,177.0	1,297.8
Joint ventures’ equity	1,025.9	740.2
Total liabilities and joint ventures’ equity	$2,202.9	$2,038.0

AECOM’s investment in joint ventures	$256.9	$256.1

	Six Months Ended
	March 31,	March 31,
	2020	2019
	(in millions)
Revenue	$1,602.2	$1,574.4
Cost of revenue	1,579.4	1,522.7
Gross profit	$22.8	$51.7
Net income	$21.9	$51.4

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31,	March 31,
	2020	2019
	(in millions)
Pass through joint ventures	$17.8	$16.0
Other joint ventures	5.6	7.2
Total	$23.4	$23.2

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended				Six Months Ended
	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.1	$—	$0.3	$—	$0.2
Interest cost on projected benefit obligation	1.6	5.7	2.1	7.7	3.2	11.3	4.3	15.1
Expected return on plan assets	(1.7)	(9.4)	(2.2)	(9.8)	(3.5)	(18.8)	(4.5)	(19.3)
Amortization of prior service cost	0.1	—	0.1	(0.1)	0.1	—	0.1	(0.1)
Amortization of net loss	1.2	2.2	0.9	1.1	2.4	4.3	1.9	2.1
Settlement loss recognized	0.5	0.2	0.1	—	0.5	0.2	0.1	0.1
Net periodic benefit cost	$1.7	$(1.2)	$1.0	$(1.0)	$2.7	$(2.7)	$1.9	$(1.9)

The total amounts of employer contributions paid for the six months ended March 31, 2020 were $4.5 million for U.S. plans and $14.0 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2020 are $4.2 million for U.S. plans and $13.7 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	March 31,	September 30,
	2020	2019
	(in millions)
2014 Credit Agreement	$—	$1,182.2
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.1	248.1
Other debt	105.0	122.2
Total debt	2,153.1	3,352.5
Less: Current portion of debt and short-term borrowings	(52.4)	(98.3)
Less: Unamortized debt issuance costs	(21.6)	(36.2)
Long-term debt	$2,079.1	$3,218.0

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2020:

Fiscal Year
2020 (six months remaining)	$39.8
2021	25.2
2022	269.9
2023	13.2
2024	4.7
Thereafter	1,800.3
Total	$2,153.1

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to the Company’s acquisition of the URS Corporation (URS) in October 2014.

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

On January 28, 2020, AECOM entered into Amendment No. 7 to the Credit Agreement which modifies the asset disposition covenant to permit the sale of our Management Services business and the mandatory prepayment provision so that only outstanding term loans were prepaid using the net proceeds from the sale.

On May 1, 2020, the Company entered into Amendment No. 8 to the Credit Agreement which allows for borrowings to be made, until three months after closing, up to an aggregate principal amount of $400,000,000 under a secured delayed draw term loan facility, the proceeds of which are permitted to be used to pay all or a portion of the amounts payable in connection with any tender for or redemption or repayment of the Company's or its subsidiaries' existing senior unsecured notes and any associated fees and expenses. The amendment also revised certain terms and covenants in the Credit Agreement, including by, among other things, the maximum leverage ratio covenant to 4.00:1.00, subject to increases to 4.50:1.00 for certain specified periods in connection with certain material acquisitions, increasing the potential size of incremental facilities under the Credit Agreement, revising the definition of "Consolidated EBITDA" to provide for additional flexibility in the calculation thereof and adding a Eurocurrency Rate floor of 0.75% to the interest rate under the revolving credit facility.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 3.1 at March 31, 2020. The Company’s Consolidated Interest Coverage Ratio was 4.9 at March 31, 2020. As of March 31, 2020, the Company was in compliance with the covenants of the Credit Agreement.

At March 31, 2020 and September 30, 2019, outstanding standby letters of credit totaled $22.4 million and $22.8 million, respectively, under the Company’s revolving credit facilities. As of March 31, 2020 and September 30, 2019, the Company had $1,327.6 million and $1,327.2 million, respectively, available under its revolving credit facility.

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

As of March 31, 2020, the estimated fair value of the 2024 Notes was approximately $736.0 million. The fair value of the 2024 Notes as of March 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of March 31, 2020.

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

As of March 31, 2020, the estimated fair value of the 2017 Senior Notes was approximately $875.0 million. The fair value of the 2017 Senior Notes as of March 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2020.

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

As of March 31, 2020, the estimated fair value of the 2022 URS Senior Notes was approximately $235.5 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of March 31, 2020 was $248.1 million. The fair value of the 2022 URS Senior Notes as of March 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of March 31, 2020, the Company were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2020 and September 30, 2019, these outstanding standby letters of credit totaled $448.9 million and $470.9 million, respectively. As of March 31, 2020, the Company had $428.4 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2020 and 2019 was 5.0% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2020 of $1.3 million and $2.5 million, respectively, and for the three and six months ended March 31, 2019 of $1.3 million and $2.5 million, respectively.

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

The notional principal in U.S. dollar (USD), Canadian dollar (CAD), and Australian dollar (AUD), fixed rates and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

	March 31, 2020
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

	September 30, 2019
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2020 and 2019.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at March 31, 2020 or September 30, 2019.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2020 and 2019. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the six months ended March 31 was as follows:

	2020		2019
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.1	$31.62	0.6	$31.62
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	(0.5)	31.62
Outstanding at March 31	0.1	31.62	0.1	31.62

Vested and expected to vest in the future as of March 31	0.1	$31.62	0.1	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $43.02 and $27.51 during the six months ended March 31, 2020 and 2019, respectively. The weighted average grant date fair value of restricted stock unit awards was $42.27 and $27.67 during the six months ended March 31, 2020 and 2019, respectively. Total compensation expense related to these share-based payments including stock options was $26.5 million and $31.8 million during the six months ended March 31, 2020 and 2019, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2020 and September 30, 2019 was $59.8 million and $74.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company's effective tax rate was 29.7% and (46.7)% for the six months ended March 31, 2020 and 2019, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six-month period ended March 31, 2020 were tax expense of $13.3 million related to nondeductible costs, tax expense of $8.8 million related to foreign residual income, and tax expense of $5.4 million related to state income tax, partially offset by a tax benefit of $15.2 million related to income tax credits and incentives. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2019 were a $38.1 million benefit related to the release of a valuation allowance on foreign tax credits and a $11.5 million benefit related to income tax credits and incentives, partially offset by state income tax expense of $5.8 million.

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

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company does not expect there to be any significant benefits to the income tax provision as a result of the CARES Act.

As a result of internal restructuring and the sale of the Management Services business during the quarter, the Company recorded $62.3 million of tax expense in net income from discontinued operations which included a $52.0 million reduction of tax attributes to related goodwill and intangibles and the current U.S. federal and state tax impacts of the sale.

The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws. Many international legislative and regulatory bodies have proposed legislation that could significantly impact how our international business activities are taxed. These proposed changes could have a material impact on the Company’s income tax expense and deferred tax balances.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2020 and 2019, equity awards excluded from the calculation of potential common shares were not significant .

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(in millions)
Denominator for basic earnings per share	158.6	156.6	157.9	156.5
Potential common shares	2.1	1.8	2.8	2.5
Denominator for diluted earnings per share	160.7	158.4	160.7	159.0

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

The components of lease expenses are as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
	(in millions)
Operating lease cost	$48.8	$95.4
Finance lease cost
Amortization of right-of-use assets	5.1	9.7
Interest on lease liabilities	0.5	1.0
Variable lease cost	8.8	18.3
Short-term lease cost	2.4	5.8
Total lease cost	$65.6	$130.2

Additional balance sheet information related to leases is as follows:

(in millions except as noted)	Balance Sheet Classification	March 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$648.6
Finance lease assets	Property and equipment – net	52.5
Total lease assets		$701.1

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$168.7
Finance lease liabilities	Current portion of long-term debt	19.5
Total current lease liabilities		188.2
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	738.0
Finance lease liabilities	Long-term debt	41.6
Total non-current lease liabilities		$779.6

March 31, 2020
Weighted average remaining lease term (in years):
Operating leases	7.5
Finance leases	3.1
Weighted average discount rates:
Operating leases	4.6%
Finance leases	4.3%

Additional cash flow information related to leases is as follows:

Six Months Ended
March 31, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$110.0
Operating cash flows from finance leases	1.0
Financing cash flows from finance leases	8.8
Right-of-use assets obtained in exchange for new operating leases	55.7
Right-of-use assets obtained in exchange for new finance leases	13.5

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2020 (six months remaining)	$108.2	$11.3
2021	189.0	21.4
2022	159.0	17.9
2023	125.8	11.5
2024	102.0	3.7
Thereafter	397.9	1.6
Total lease payments	$1,081.9	$67.4
Less: Amounts representing interest	$(175.2)	$(6.3)
Total lease liabilities	$906.7	$61.1

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2020	2019
	(in millions)
Accrued salaries and benefits	$690.0	$681.5
Accrued contract costs	1,050.0	927.1
Other accrued expenses	464.4	269.7
	$2,204.4	$1,878.3

Accrued contract costs above include balances related to professional liability accruals of $544.7 million and $536.6 million as of March 31, 2020 and September 30, 2019, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2020 and September 30, 2019. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the six months ended March 31, 2020 and 2019. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $160 million to $190 million in fiscal year 2020 primarily related to costs associated with the sale of the Management Services business and expected exit of self-perform at-risk construction in the civil infrastructure, power, and oil and gas businesses. During the first half of fiscal 2020, the Company incurred restructuring expenses of $76.1 million, including personnel and other costs of $68.9 million and real estate costs of $7.2 million, of which $40.3 million was accrued and unpaid at March 31, 2020. During the first half of fiscal 2019, the Company incurred restructuring expenses of $79.2 million, including personnel and other costs of $57.1 million and real estate costs of $22.1 million.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2020 and 2019 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Foreign	Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2019	$(312.3)	$(500.7)	$(9.7)	$(822.7)
Other comprehensive (loss) income before reclassification	8.7	(91.4)	(6.7)	(89.4)
Amounts reclassified from accumulated other comprehensive (loss) income	23.6	—	6.9	30.5
Balances at March 31, 2020	$(280.0)	$(592.1)	$(9.5)	$(881.6)

	Foreign	Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2018	$(197.0)	$(524.0)	$(5.1)	$(726.1)
Other comprehensive (loss) income before reclassification	(5.0)	22.5	(4.6)	12.9
Amounts reclassified from accumulated other comprehensive (loss) income	1.6	—	0.6	2.2
Balances at March 31, 2019	$(200.4)	$(501.5)	$(9.1)	$(711.0)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive (loss) income before reclassification	(3.7)	(43.4)	(4.5)	(51.6)
Amounts reclassified from accumulated other comprehensive (loss) income	26.4	—	7.8	34.2
Balances at March 31, 2020	$(280.0)	$(592.1)	$(9.5)	$(881.6)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive income (loss) before reclassification	(1.2)	0.7	(11.4)	(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	3.1	—	1.1	4.2
Balances at March 31, 2019	$(200.4)	$(501.5)	$(9.1)	$(711.0)

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

At March 31, 2020, the Company was contingently liable in the amount of approximately $471.2 million in issued standby letters of credit and $4.8 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At March 31, 2020, the Company has capital commitments of $35 million to the Fund over the next 10 years.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

AECOM Energy and Construction, Inc, an Ohio corporation, a former affiliate of the Company (“Former Affiliate”) executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues and remains uncompleted. In February 2011, the Former Affiliate and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required the Former Affiliate and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required the Former Affiliate to pay all project costs exceeding $146 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, the Former Affiliate was required to perform work outside the scope of the Task Order Modification. In December 2014, the Former Affiliate submitted an initial set of claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope (the “2014 Claims”). On December 6, 2019, the Former Affiliate submitted a second set of claims against the DOE seeking recovery of an additional $60.4 million, including additional project costs and delays outside the scope of the contract as a result of differing site and ground conditions (the “2019 Claims”). The Former Affiliate also submitted three alternative breach of contract claims to the 2014 and 2019 Claims that may entitle the Former Affiliate to recovery of $148.5 million to $329.4 million. On December 30, 2019, the DOE denied the Former Affiliate’s 2014 Claims. The Company intends to appeal such decision. Deconstruction, decommissioning and site restoration activities are complete.

On January 31, 2020, the Company completed the sale of its Management Services business to the Purchaser including the Former Affiliate who worked on the DOE project. The Company and the Purchaser agreed that all future DOE project claim recoveries and costs will be split 10% to the Purchaser and 90% to the Company with the Company retaining control of all future strategic legal decisions.

The Company intends to vigorously pursue all claimed amounts but can provide no certainty that the Company will recover 2014 and 2019 Claims submitted against the DOE, or any additional incurred claims or costs, which could have a material adverse effect on the Company’s results of operations.

New York Department of Environmental Conservation

In September 2017, AECOM USA, Inc. was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc. cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stage any negotiations of a consent order or other resolution.

Refinery Turnaround Project

A Former Affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company's Former Affiliate’s control, including client directed changes and delays and the refinery’s condition, The Company's Former Affiliate performed additional work outside of the original contract over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company’s Former Affiliate alleging it incurred approximately $79 million in damages due to the Company’s Former Affiliate’s project performance. In April 2019, the Company’s Former Affiliate filed and perfected a $132 million construction lien against the refinery owner for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and the Company’s Former Affiliate, the refinery owner crossclaimed against the Company’s Former Affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s Former Affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s Former Affiliate.

On January 31, 2020, the Company completed the sale of its Management Services business to the Purchaser including the Former Affiliate, however, the Refinery Turnaround project, including related claims and liabilities, remained as part of the Company's self-perform at-risk construction business which is classified within discontinued operations.

The Company intends to vigorously prosecute and defend this matter; however, the Company cannot provide assurance that the Company will be successful in these efforts. The resolution of this matter and any potential range of loss cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that Company is continuing to assess.

16.   Reportable Segments

During the first quarter of fiscal 2020, the Company reorganized its operating and reporting structure to better align with its ongoing professional services business. This reorganization better reflects the continuing operations of the Company after the sale of its former Management Services reportable segment and planned disposal of its self-perform at-risk construction businesses discussed in Note 3. The businesses that comprised the Company’s former Management Services reportable segment and the civil infrastructure, power and oil and gas construction businesses in the former Construction Services reportable segment were classified as discontinued operations. The former Design and Consulting Services reportable segment and construction management business in the former Construction Services reportable segment were reformed around geographic regions. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, Africa, and the Asia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total
	(in millions)
Three Months Ended March 31, 2020:
Revenue	$2,475.7	$769.5	$0.5	$—	$3,245.7
Gross profit	135.6	32.7	0.5	—	168.8
Equity in earnings of joint ventures	5.4	3.1	5.0	—	13.5
General and administrative expenses	—	—	(1.8)	(39.2)	(41.0)
Restructuring costs	—	—	—	(31.2)	(31.2)
Operating income (loss)	141.0	35.8	3.7	(70.4)	110.1
Gross profit as a % of revenue	5.5%	4.2%	—	—	5.2%

Three Months Ended March 31, 2019:
Revenue	$2,576.5	$834.6	$1.5	$—	$3,412.6
Gross profit	126.7	16.6	1.5	—	144.8
Equity in earnings of joint ventures	1.8	5.1	9.7	—	16.6
General and administrative expenses	—	—	(1.7)	(35.7)	(37.4)
Restructuring costs	—	—	—	(15.9)	(15.9)
Operating income (loss)	128.5	21.7	9.5	(51.6)	108.1
Gross profit as a % of revenue	4.9%	2.0%	—	—	4.2%

Six Months Ended March 31, 2020:
Revenue	$4,927.7	$1,552.6	$1.0	$—	$6,481.3
Gross profit	275.1	58.5	1.0	—	334.6
Equity in earnings of joint ventures	11.7	6.0	5.7	—	23.4
General and administrative expenses	—	—	(4.2)	(80.4)	(84.6)
Restructuring costs	—	—	—	(76.1)	(76.1)
Operating income (loss)	286.8	64.5	2.5	(156.5)	197.3
Gross profit as a % of revenue	5.6%	3.8%	—	—	5.2%

Six Months Ended March 31, 2019:
Revenue	$5,136.9	$1,626.6	$5.4	$—	$6,768.9
Gross profit	233.9	28.9	5.4	—	268.2
Equity in earnings of joint ventures	8.1	7.9	7.2	—	23.2
General and administrative expenses	—	—	(3.3)	(69.9)	(73.2)
Restructuring costs	—	—	—	(79.2)	(79.2)
Operating income (loss)	242.0	36.8	9.3	(149.1)	139.0
Gross profit as a % of revenue	4.6%	1.8%	—	—	4.0%

Reportable Segments:
Total assets
March 31,2020	$7,863.5	$2,442.3	$207.2	$1,463.8
September 30, 2019	7,437.3	2,247.1	197.8	718.4

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to future impacts caused by the coronavirus and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the Management Services transaction, including the risk that the expected benefits of the Management Services transaction or any contingent purchase price will not be realized with the expected time frame, in full or at all, or that any purchase price adjustments could be less favorable or result in lower aggregate cash proceeds than expected; the risk that costs of restructuring transactions and other costs incurred in connection with the Management Services transaction will exceed our estimates or otherwise adversely affect our business or operations; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

During the first quarter of fiscal 2020, we reorganized our operating and reporting structure to better align with our ongoing professional services business. This reorganization better reflected our continuing operations after the sale of our Management Services and planned disposal of our self-perform at-risk construction businesses, including our civil infrastructure, power and oil & gas construction businesses. Our Management Services and self-perform at-risk construction businesses were part of our former Management Services segment and a substantial portion of our former Construction Services segment, respectively. These businesses are classified as discontinued operations in all periods presented.

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

Our Americas segment delivers planning, consulting, architectural and engineering design, and construction management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy. Revenue is primarily derived from fees from services we provide.

Our International segment delivers planning, consulting, architectural and engineering design services to commercial and government clients in Europe, the Middle East, Africa and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environment, and energy.

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

As part of our capital allocation commitment, we intend to deploy proceeds, if drawn, from the secured delayed draw term loan facility for debt reduction. We have $760 million of remaining repurchase capacity under the existing board authorization, and we intend to deploy future available free cash flow towards additional debt reduction and stock repurchases.

Political unrest in Hong Kong where we have a significant presence has and may continue to negatively impact our financial results.

We expect to exit the fixed-price combined cycle gas power plant construction and non-core oil and gas markets. We are evaluating our geographic exposure as part of our ongoing plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

We expect to incur restructuring costs of $160 to $190 million in fiscal year 2020 primarily related to costs associated with the sale of the Management Services business and expected exit of at-risk, self-perform construction in the civil infrastructure, power, and oil and gas businesses. Total cash costs for the restructuring are expected to be between $185 and $205 million.

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

Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent its spread are affecting our businesses in a number of ways:

●	We have restricted non-essential business travel, required some employees to work remotely where possible, reduced salaries or furloughed employees, reduced non-essential spending and limited physical interactions with our clients.

●	Non-essential construction and work on other client projects has been temporarily halted in certain jurisdictions.

●	Some contractual agreements are unable to be performed preventing us from making or receiving payments.

●	The coronavirus has made accessing the capital markets and engaging in business and client development more difficult.

●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). In addition, governments around the world are considering various forms of assistance or grants. While the CARES Act and similar stimulus packages did not have a material impact in the current quarter, we expect to benefit from the potential impact of these laws.

Results of Operations

Three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2020	2019	$	%	2020	2019	$	%
	(unaudited - in millions)
Revenue	$3,245.7	$3,412.6	$(166.9)	(4.9)%	$6,481.3	$6,768.9	$(287.6)	(4.2)%
Cost of revenue	3,076.9	3,267.8	(190.9)	(5.8)	6,146.7	6,500.7	(354.0)	(5.4)
Gross profit	168.8	144.8	24.0	16.6	334.6	268.2	66.4	24.8
Equity in earnings of joint ventures	13.5	16.6	(3.1)	(18.7)	23.4	23.2	0.2	0.9
General and administrative expenses	(41.0)	(37.4)	(3.6)	9.6	(84.6)	(73.2)	(11.4)	15.6
Restructuring costs	(31.2)	(15.9)	(15.3)	96.2	(76.1)	(79.2)	3.1	(3.9)
Income from operations	110.1	108.1	2.0	1.9	197.3	139.0	58.3	41.9
Other income	2.4	3.8	(1.4)	(36.8)	6.4	6.7	(0.3)	(4.5)
Interest expense	(37.1)	(41.4)	4.3	(10.4)	(77.5)	(80.8)	3.3	(4.1)
Income from continuing operations before taxes	75.4	70.5	4.9	7.0	126.2	64.9	61.3	94.5
Income tax expense (benefit) for continuing operations	21.6	12.2	9.4	77.0	37.5	(30.3)	67.8	(223.8)
Net income from continuing operations	53.8	58.3	(4.5)	(7.7)	88.7	95.2	(6.5)	(6.8)
Net (loss) income from discontinued operations	(130.8)	35.2	(166.0)	(471.6)	(112.6)	63.4	(176.0)	(277.6)
Net (loss) income	(77.0)	93.5	(170.5)	(182.4)	(23.9)	158.6	(182.5)	(115.1)
Net income attributable to noncontrolling interests from continuing operations	(5.2)	(6.9)	1.7	(24.6)	(9.3)	(11.8)	2.5	(21.2)
Net income attributable to noncontrolling interests from discontinued operations	(3.9)	(8.8)	4.9	(55.7)	(12.3)	(17.4)	5.1	(29.3)
Net income attributable to noncontrolling interests	(9.1)	(15.7)	6.6	(42.0)	(21.6)	(29.2)	7.6	(26.0)
Net income attributable to AECOM from continuing operations	48.6	51.4	(2.8)	(5.4)	79.4	83.4	(4.0)	(4.8)
Net (loss) income attributable to AECOM from discontinued operations	(134.7)	26.4	(161.1)	(610.2)	(124.9)	46.0	(170.9)	(371.5)
Net (loss) income attributable to AECOM	$(86.1)	$77.8	$(163.9)	(210.7)%	$(45.5)	$129.4	$(174.9)	(135.2)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.8	95.8	94.8	96.0
Gross profit	5.2	4.2	5.2	4.0
Equity in earnings of joint ventures	0.4	0.5	0.4	0.3
General and administrative expenses	(1.2)	(1.0)	(1.4)	(1.0)
Restructuring costs	(1.0)	(0.5)	(1.2)	(1.2)
Income from operations	3.4	3.2	3.0	2.1
Other income	0.1	0.1	0.1	0.1
Interest expense	(1.2)	(1.2)	(1.2)	(1.2)
Income from continuing operations before taxes	2.3	2.1	1.9	1.0
Income tax expense (benefit) for continuing operations	0.6	0.4	0.5	(0.4)
Net income from continuing operations	1.7	1.7	1.4	1.4
Net (loss) income from discontinued operations	(4.1)	1.0	(1.8)	0.9
Net (loss) income	(2.4)	2.7	(0.4)	2.3
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.2)	(0.2)	(0.1)	(0.2)
Net income attributable to noncontrolling interests from discontinued operations, net of tax	(0.1)	(0.3)	(0.2)	(0.2)
Net income attributable to noncontrolling interests	(0.3)	(0.5)	(0.3)	(0.4)
Net income attributable to AECOM from continuing operations	1.5	1.5	1.2	1.2
Net (loss) income attributable to AECOM from discontinued operations	(4.2)	0.8	(1.9)	0.7
Net (loss) income attributable to AECOM	(2.7)%	2.3%	(0.7)%	1.9%

Revenue

Our revenue for the three months ended March 31, 2020 decreased $166.9 million, or 4.9%, to $3,245.7 million as compared to $3,412.6 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2020 decreased $287.6 million, or 4.2%, to $6,481.3 million as compared to $6,768.9 million for the corresponding period last year.

The decrease in revenue for the three months ended March 31, 2020 was primarily attributable to decreases in our Americas segment of $100.8 million and in our International segment of $65.1 million, as discussed further below.

The decrease in revenue for the six months ended March 31, 2020 was primarily attributable to decreases in our Americas segment of $209.2 million and in our International segment of $74.0 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended March 31, 2020 and 2019 were $1.7 billion and $1.8 billion, respectively. Subcontractor and other direct costs for the six months ended March 31, 2020 and 2019 were $3.4 billion and $3.7 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue were 52% and 53% during the three months ended March 31, 2020 and 2019, respectively. Subcontractor costs and other direct costs as a percentage of revenue were 52% and 54% during the six months ended March 31, 2020 and 2019, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2020 increased $24.0 million, or 16.6%, to $168.8 million as compared to $144.8 million for the corresponding period last year. For the three months ended March 31, 2020, gross profit, as a percentage of revenue, increased to 5.2% from 4.2% in the three months ended March 31, 2019.

Our gross profit for the six months ended March 31, 2020 increased $66.4 million, or 24.8%, to $334.6 million as compared to $268.2 million for the corresponding period last year. For the six months ended March 31, 2020, gross profit, as a percentage of revenue, increased to 5.2% from 4.0% in the six months ended March 31, 2019.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2020 was $13.5 million as compared to $16.6 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2020 was $23.4 million as compared to $23.2 million in the corresponding period last year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2020 increased $3.6 million, or 9.6%, to $41.0 million as compared to $37.4 million for the corresponding period last year. For the three months ended March 31, 2020, general and administrative expenses, as a percentage of revenue, increased to 1.2% from 1.0% in the three months ended March 31, 2019.

Our general and administrative expenses for the six months ended March 31, 2020 increased $11.4 million, or 15.6%, to $84.6 million as compared to $73.2 million for the corresponding period last year. For the six months ended March 31, 2020, general and administrative expenses, as a percentage of revenue, increased to 1.4% from 1.0% in the three months ended March 31, 2019.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. We expect to incur additional restructuring costs in fiscal 2020 primarily related to costs associated with the sale of the Management Services business and the exit of our self-perform at-risk construction business. During the first half of fiscal 2019, we incurred restructuring expenses of $79.2 million, primarily related to personnel and real estate costs. During the first half of fiscal 2020, we incurred restructuring expenses of $76.1 million, primarily related to personnel costs, including costs associated with recent executive transitions.

Other Income

Our other income for the three months ended March 31, 2020 decreased to $2.4 million from $3.8 million for the corresponding period last year.

Our other income for the six months ended March 31, 2020 decreased to $6.4 million from $6.7 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended March 31, 2020 was $37.1 million as compared to $41.4 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2020 was $77.5 million as compared to $80.8 million for the corresponding period last year.

Income Tax Expense / Benefit

Our income tax expense for the three months ended March 31, 2020 was $21.6 million as compared to $12.2 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to a $4.6 million benefit recorded in the second quarter of fiscal 2019 related to an audit settlement, and a $2.9 million increase in nondeductible costs.

Our income tax expense for the six months ended March 31, 2020 was $37.5 million as compared to an income tax benefit of $30.3 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to a $38.1 million benefit recorded in the first quarter of fiscal 2019 related to the release of a valuation allowance on foreign tax credits, a $4.6 million benefit recorded in the second quarter of fiscal 2019 related to an audit settlement, and the tax impacts of an increase in overall pre-tax income of $61.3 million.

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

Net (Loss) Income From Discontinued Operations

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

Net (loss) income from discontinued operations decreased $166.0 million to $(130.8) million from $35.2 million for the three months ended March 31, 2020 and 2019, respectively.

Net (loss) income from discontinued operations decreased $176.0 million to $(112.6) million from $63.4 million for the six months ended March 31, 2020 and 2019, respectively. The decrease in net income from discontinued operations for the three and six month period ended March 31, 2020 was primarily due to goodwill and intangible impairments recorded in our oil and gas business, a decrease in project performance in our power business, and a decrease in project performance in our civil construction business, offset by the gain on disposal of our Management Services business of approximately $147.0 million. Goodwill associated with the oil and gas business was originally recognized in the acquisition of the URS Corporation (URS) in October 2014. Weak forecasted market demand for oil and gas services, primarily due to the significant decline in commodity prices for Western Canada Select, resulted in lower fair vaue than previously measured at our annual impairment test date as of September 30, 2019. Earnings and cash flows from our oil and gas business for the six-month period ending March 31, 2020 were in line with our expectations, but the volatility in global prices created significant uncertainty for near term profitability.

Net (Loss) Income Attributable to AECOM

The factors described above resulted in net loss attributable to AECOM of $86.1 million and $45.5 million for the three and six months ended March 31, 2020, respectively, as compared to net income attributable to AECOM of $77.8 million and $129.4 million for the three and six months ended March 31, 2019, respectively.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Revenue	$2,475.7	$2,576.5	$(100.8)	(3.9)%	$4,927.7	$5,136.9	$(209.2)	(4.1)%
Cost of revenue	2,340.1	2,449.8	(109.7)	(4.5)	4,652.6	4,903.0	(250.4)	(5.1)
Gross profit	$135.6	$126.7	$8.9	7.0%	$275.1	$233.9	$41.2	17.6%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.5	95.1	94.4	95.4
Gross profit	5.5%	4.9%	5.6%	4.6%

Revenue

Revenue for our Americas segment for the three months ended March 31, 2020 decreased $100.8 million, or 3.9%, to $2,475.7 million as compared to $2,576.5 million for the corresponding period last year.

Revenue for our Americas segment for the six months ended March 31, 2020 decreased $209.2 million, or 4.1%, to $4,927.7 million as compared to $5,136.9 million for the corresponding period last year.

The decrease in revenue for the three months ended March 31, 2020 was primarily attributable to a decrease in the Americas design and consulting services of $100 million, largely due to decreased work performed on a residential housing storm disaster relief program. Additionally, the decrease was due to reduced subcontractor activity for residential high-rise buildings in the city of New York.

The decrease in revenue for the six months ended March 31, 2020 was primarily attributable to a decrease in the Americas design and consulting services of $200 million, largely due to decreased work performed on a residential housing storm disaster relief program. Additionally, the decrease was due to reduced subcontractor activity for residential high-rise buildings in the city of New York.

Gross Profit

Gross profit for our Americas segment for the three months ended March 31, 2020 increased $8.9 million, or 7.0%, to $135.6 million as compared to $126.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.5% of revenue for the three months ended March 31, 2020 from 4.9% in the corresponding period last year.

Gross profit for our Americas segment for the six months ended March 31, 2020 increased $41.2 million, or 17.6%, to $275.1 million as compared to $233.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.6% of revenue for the six months ended March 31, 2020 from 4.6% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2020 was primarily due to reduced costs resulting from restructuring activities taken in the prior period and strong project execution.

International

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Revenue	$769.5	$834.6	$(65.1)	(7.8)%	$1,552.6	$1,626.6	$(74.0)	(4.5)%
Cost of revenue	736.8	818.0	(81.2)	(9.9)	1,494.1	1,597.7	(103.6)	(6.5)
Gross profit	$32.7	$16.6	$16.1	97.0%	$58.5	$28.9	$29.6	102.4%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.8	98.0	96.2	98.2
Gross profit	4.2%	2.0%	3.8%	1.8%

Revenue

Revenue for our International segment for the three months ended March 31, 2020 decreased $65.1 million, or 7.8%, to $769.5 million as compared to $834.6 million for the corresponding period last year.

Revenue for our International segment for the six months ended March 31, 2020 decreased $74.0 million, or 4.5%, to $1,552.6 million as compared to $1,626.6 million for the corresponding period last year.

The decrease in revenues for the three and six month period ended March 31, 2020 is primarily due to declines in the Asia Pacific region due to downtime caused by the impact of the coronavirus pandemic in that region.

Gross Profit

Gross profit for our International segment for the three months ended March 31, 2020 increased $16.1 million, or 97.0%, to $32.7 million as compared to $16.6 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.2% of revenue for the three months ended March 31, 2020 from 2.0% in the corresponding period last year.

Gross profit for our International segment for the six months ended March 31, 2020 increased $29.6 million, or 102.4%, to $58.5 million as compared to $28.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 3.8% of revenue for the six months ended March 31, 2020 from 1.8% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2020 was primarily due to reduced costs resulting from restructuring activities taken in the prior period and increased performance on projects in the United Kingdom and Australia.

AECOM Capital

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Revenue	$0.5	$1.5	$(1.0)	(66.7)%	$1.0	$5.4	$(4.4)	(81.5)%
Equity in earnings of joint ventures	5.0	9.7	(4.7)	(48.5)	5.7	7.2	(1.5)	(20.8)
General and administrative expenses	$(1.8)	$(1.7)	$(0.1)	5.9%	$(4.2)	$(3.3)	$(0.9)	27.3%

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We sold our Management Services business on January 31, 2020 for a purchase price of approximately $2.4 billion. The purchase price includes contingent consideration of approximately $120 million attributable to certain claims related to prior work and engagements. We expect to spend approximately $185 to $205 million in restructuring costs in fiscal 2020 associated with the sale of the Management Services business and the exit of our self-perform at-risk construction businesses.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2020, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At March 31, 2020, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,266.3 million, an increase of $185.9 million, or 17.2%, from $1,080.4 million at September 30, 2019. The increase in cash and cash equivalents was primarily attributable to cash provided by the sale of our

Management Services business offset by cash used in operating activities, and repayment of borrowings under our credit agreement.

Net cash used in operating activities was $506.0 million for the six months ended March 31, 2020, compared to $92.9 million for the six months ended March 31, 2019. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the six months ended March 31, 2020 provided a net unfavorable impact of $216.5 million as compared to a net favorable impact of $0.3 million during the six months ended March 31, 2019. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash provided by investing activities was $1,991.1 million for the six months ended March 31, 2020, as compared to net cash used of $105.3 million for the six months ended March 31, 2019. The change was primarily attributable to proceeds received from the sale of our Management Services business.

Net cash used in financing activities was $1,293.2 million for the six months ended March 31, 2020 as compared to net cash provided of $138.6 million for the six months ended March 31, 2019. This change was primarily attributable to repayment of our term loan under our credit agreement. Total borrowings may vary during the period.

AECOM Caribe, a subsidiary of the Company, has incurred payment delays supporting the storm recovery work in the U.S. Virgin Islands. AECOM Caribe signed several contracts with Virgin Islands authorities to provide emergency design, construction and technical services after two Category Five hurricanes devastated the Virgin Islands in 2017, that were dependent on federal funding. AECOM Caribe and its subcontractors have performed over $750 million of work under the Virgin Islands contracts and payment delays have increased working capital by over $150 million from September 30, 2018 to March 31, 2020. We are currently negotiating with the Virgin Island authorities and U.S. Federal Emergency Management Agency to modify the contract and accelerate funding for current and future contractual payments; however, we can provide no certainty as to the timing or amount of future payments.

Working Capital

Working capital, or current assets less current liabilities, increased $317.8 million, or 29.6%, to $1,390.7 million at March 31, 2020 from $1,072.9 million at September 30, 2019. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,692.3 million at March 31, 2020 from $3,600.0 million at September 30, 2019.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 101 days at March 31, 2020 compared to 94 days at September 30, 2019.

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

Debt

Debt consisted of the following:

	March 31,	September 30,
	2020	2019
	(in millions)
2014 Credit Agreement	$—	$1,182.2
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.1	248.1
Other debt	105.0	122.2
Total debt	2,153.1	3,352.5
Less: Current portion of debt and short-term borrowings	(52.4)	(98.3)
Less: Unamortized debt issuance costs	(21.6)	(36.2)
Long-term debt	$2,079.1	$3,218.0

The following table presents, in millions, scheduled maturities of the Company's debt as of March 31, 2020:

Fiscal Year
2020 (six months remaining)	$39.8
2021	25.2
2022	269.9
2023	13.2
2024	4.7
Thereafter	1,800.3
Total	$2,153.1

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

On January 28, 2020, AECOM entered into Amendment No. 7 to the Credit Agreement which modifies the asset disposition covenant to permit the sale of our Management Services business and the mandatory prepayment provision so that only outstanding term loans were prepaid using the net proceeds from the sale.

On May 1, 2020, the Company entered into Amendment No. 8 to the Credit Agreement which allows for borrowings to be made, until three months after closing, up to an aggregate principal amount of $400,000,000 under a secured delayed draw term loan facility, the proceeds of which are permitted to be used to pay all or a portion of the amounts payable in connection with any tender for or redemption or repayment of the Company’s or its subsidiaries’ existing senior unsecured notes and any associated fees and expenses. The amendment also revised certain terms and covenants in the Credit Agreement, including by, among other things, revising the maximum leverage ratio covenant to 4.00:1.00, subject to increases to 4.50:1.00 for certain specified periods in connection with certain material acquisitions, increasing the potential size of incremental facilities under the Credit Agreement, revising the definition of “Consolidated EBITDA” to provide for additional flexibility in the calculation thereof and adding a Eurocurrency Rate floor of 0.75% to the interest rate under the revolving credit facility.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 3.1 at March 31, 2020. Our Consolidated Interest Coverage Ratio was 4.9 at March 31, 2020. As of March 31, 2020, we were in compliance with the covenants of the Credit Agreement.

At March 31, 2020 and September 30, 2019, outstanding standby letters of credit totaled $22.4 million and $22.8 million, respectively, under our revolving credit facilities. As of March 31, 2020 and September 30, 2019, we had $1,327.6 million and $1,327.2 million, respectively, available under our revolving credit facility.

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

As of March 31, 2020, the estimated fair value of the 2024 Notes was approximately $736.0 million. The fair value of the 2024 Notes as of March 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

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

We were in compliance with the covenants relating to the 2024 Notes as of March 31, 2020.

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

As of March 31, 2020, the estimated fair value of the 2017 Senior Notes was approximately $875.0 million. The fair value of the 2017 Senior Notes as of March 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2020.

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

As of March 31, 2020, the estimated fair value of the 2022 URS Senior Notes was approximately $235.5 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of March 31, 2020 was $248.1 million. The fair value of the 2022 URS Senior Notes as of March 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of March 31, 2020, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2020 and September 30, 2019, these outstanding standby letters of credit totaled $448.9 million and $470.9 million, respectively. As of March 31, 2020, we had $428.4 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2020 and 2019 was 5.0% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2020 of $1.3 million and $2.5 million, respectively, and for the three and six months ended March 31, 2019 of $1.3 million and $2.5 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2020, there was approximately $471.2 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2020, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $345.6 million. The total amounts of employer contributions paid for the six months ended March 31, 2020 were $4.5 million for U.S. plans and $14.0 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. In addition, we have collective bargaining agreements with unions that require us to contribute various third party multiemployer plans that we do not control or manage.

Condensed Combined Financial Information

In connection with the registration of the Company’s 2014 Senior Notes that were declared effective by the SEC on September 29, 2015, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X, as amended, regarding financial statements of guarantors and issuers of guaranteed securities. Both the 2014 Senior Notes and the 2017 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by some of AECOM’s directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of March 31, 2020 and September 30, 2019, and for the six months ended March 31, 2020.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	March 31, 2020	September 30, 2019
Current assets	$3,584.6	$3,433.0
Non-current assets	3,133.7	4,064.3
Total assets	$6,718.3	$7,497.3

Current liabilities	$3,154.6	$3,508.0
Non-current liabilities	2,847.8	3,177.9
Total liabilities	6,002.4	6,685.9

Total stockholders' equity	715.9	811.4
Total liabilities and stockholders' equity	$6,718.3	$7,497.3

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the six months ended
March 31, 2020
Revenue	$3,671.1
Cost of revenue	3,623.7
Gross profit	47.4

Net loss from continuing operations	(221.5)
Net income from discontinued operations	103.7
Net loss	$(117.8)

Net loss attributable to AECOM	$(117.8)

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2020, we had no outstanding borrowings under our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the six months ended March 31, 2020, our weighted average floating rate borrowings were $504.8 million. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2020 would have increased by $2.5 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2020 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face various risks related to health outbreaks such as the coronavirus that may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the recent global outbreak of the coronavirus pandemic. If significant portions of our workforce are unable to work or travel effectively for a prolonged period because of government-mandated quarantines, closures, or other restrictions, then our business and financial operations will be significantly impacted. For example, work on some non-essential construction and other client projects has temporarily halted our services on these projects. Extended disruptions due to the coronavirus could further delay or limit our ability to perform services, make or receive timely payments, and impair our ability to win future contracts. The continued spread of coronavirus without any impact from any effective treatments may cause further financial instability increasing our costs and ability to access the capital markets. An extended health outbreak could adversely affect the world economy resulting in an economic downturn that could further affect demand for our services. Any cost increases due to the coronavirus may not be fully recoverable or adequately covered by our insurance. We cannot at this time predict the duration of the coronavirus pandemic or the impact of government regulations that might be imposed in response of the pandemic, however, the coronavirus pandemic may have a material adverse effect on our business, financial position, results of operations and cash flows.

An extended government shutdown, payment delays or reduced demand for our services may have a material impact on our results of operation and financial condition.

An extended government shutdown could significantly reduce demand for our services, delay payment and result in workforce reductions that may have a material adverse effect on our results of operation and financial condition. Moreover, a prolonged government shutdown could result in program cancellations, disruptions and/or stop work orders and could limit the government’s ability to effectively process and our ability to perform government contracts and successfully compete for new work.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending. If economic conditions remain uncertain and/or weaken, our revenue and profitability could be adversely affected.

Demand for our services is cyclical and may be vulnerable to sudden economic downturns, interest rate fluctuations and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, the coronavirus pandemic is expected to reduce demand for our services and impact client spending. In addition, commodity price volatility has previously impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients’ investment decisions.

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

Most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, a government shutdown, competing priorities for appropriation, changes in administration or control of legislatures and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on state and local governments, including as a result of the coronavirus, may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

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

We had approximately $2.2 billion of indebtedness (excluding intercompany indebtedness) outstanding as of March 31, 2020, of which $0.1 billion was secured obligations (exclusive of $22.4 million of outstanding undrawn letters of credit) and, as of March 31, 2020, we have an additional $1.3 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the six months ended March 31, 2020 by $2.5 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

During fiscal 2019, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 29% of our total revenue. There are risks inherent in doing business internationally, including:

●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, such as in the Middle East and South East Asia;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as recent retaliatory tariffs between the United States and China;
●	recent political unrest in Hong Kong where AECOM has a significant presence;
●	impact of the coronavirus;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;

●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of March 31, 2020 and September 30, 2019, we were contingently liable for $4.8 billion and $4.8 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $471.2 million and $493.7 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

ACAP’s real estate business involves managing, sponsoring, investing and developing commercial real estate projects (Real Estate Joint Ventures) that are inherently risky and may result in future losses since real estate markets are significantly impacted by economic trends and government policies that we do not control. Our registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities including completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees that may be provided by AECOM or an affiliate to secure the Real Estate Joint Venture financing. Although the Fund and the Real Estate Venture have reserves that will be used to share Real Estate Joint Venture cost overruns, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated Real Estate Joint Venture limited partners). Some of the Fund’s limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments, after additional specific reserves have been depleted, on behalf of the limited partner co-investor in the event of a Real Estate Joint Venture cost overrun. AECOM’s provision of lender guarantees is contingent upon the Real Estate Joint Venture meeting AECOM’s underwriting criteria, including an affiliate of AECOM acting as either the construction manager at risk or the owner’s representative for the project, no material adverse change in AECOM’s financial condition, and the guarantee not violating a covenant under a material AECOM agreement.

Misconduct by our employees, partners or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

As a government contractor, misconduct, fraud or other improper activities caused by our employees’, partners’ or consultants’ failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with procurement regulations, environmental regulations, regulations regarding the protection of sensitive government information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, anti-

competition, export control and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees or consultants or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of government granted eligibility, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

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

AECOM is a smaller, less diversified company after the sale of our Management Services business and more vulnerable to changing market conditions.

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

At March 31, 2020, our contracted backlog was approximately $17.0 billion, our awarded backlog was approximately $23.8 billion and our unconsolidated joint venture backlog was approximately $0.8 billion for a total backlog of $41.6 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $16.5 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.5 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock (the “Program”). Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. The Company did not make any repurchases under the Program during the three months ended March 31, 2020. The maximum approximate dollar value of shares that may yet be purchased under the Program is $760.0 million.

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

Item 5. Other Information

On May 1, 2020, AECOM entered into Amendment No. 8 to the Credit Agreement (“Amendment No. 8”), among the Company, certain of its subsidiaries party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, which amended the Credit Agreement.

Amendment No. 8 allows for borrowings to be made, until three months after closing, up to an aggregate principal amount of $400,000,000 under a secured delayed draw term loan facility, the proceeds of which are permitted to be used to pay all or a portion of the amounts payable in connection with any tender for or redemption or repayment of the Company’s or its subsidiaries’ existing senior unsecured notes and any associated fees and expenses.

The interest rates applicable to loans under the new delayed draw term loan are, at the Company’s option, either a Eurocurrency Rate (as defined in the Credit Agreement), which is subject to a floor of 0.75%, or a Base Rate (as defined in the Credit Agreement), plus an applicable margin. The applicable margin is initially 2.00% per annum for Eurocurrency Rate loans and 1.00% per annum for Base Rate loans. The applicable margin will range from 1.75% to 2.50% per annum for Eurocurrency Rate loans and 0.75% to 1.50% per annum for Base Rate loans, in each case depending on the Company’s consolidated leverage ratio, at certain times.

The delayed draw term loan is subject to amortization, to be paid in quarterly installments, in annual amounts as follows: (1) 0.625% of the aggregate principal amount of the loans for the first eight payment dates after the last date on which the Company is permitted to borrow under the delayed draw term loan and (2) 1.250% of the aggregate principal amount of the loans for each payment date thereafter, with the balance due and payable on March 13, 2023.

Amendment No. 8 also revised certain terms and covenants in the Credit Agreement including by, among other things, revising the maximum leverage ratio covenant to 4.00:1.00, subject to increases to 4:50:1.00 for certain specified periods in connection with certain material acquisitions, increasing the potential size of incremental facilities under the Credit Agreement, revising the definition of “Consolidated EBITDA” to provide for additional flexibility in the calculation thereof and adding a Eurocurrency Rate floor of 0.75% to the interest rate under the revolving credit facility.

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
2.1	Purchase and Sale Agreement, dated as of October 12, 2019, by and between AECOM and Maverick Purchaser Sub, LLC	Form 8-K	2.1	10/17/2019

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/15/2018

10.1	Fifth Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.				X

10.2	Second Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.				X

10.3

Amendment No. 8 to Credit Agreement, dated as of May 1, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.

					X

10.4#	Letter Agreement between AECOM and Michael S. Burke effective March 11, 2020				X

10.5#	2020 Stock Incentive Plan	DEF 14A	Annex A	1/23/2020

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
(Exchange Act Filings Located
at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL				X

#Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 6, 2020	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer