Form 10-Q
period 2020-06-30
AECOM
filed 2020-08-05
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 160,388,749 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	June 30,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,229,479	$777,476
Cash in consolidated joint ventures	101,789	108,163
Total cash and cash equivalents	1,331,268	885,639
Accounts receivable—net	2,811,876	2,869,216
Contract assets	1,679,983	1,581,806
Prepaid expenses and other current assets	668,739	515,593
Current assets held for sale	743,819	1,633,302
Income taxes receivable	54,677	49,089
TOTAL CURRENT ASSETS	7,290,362	7,534,645
PROPERTY AND EQUIPMENT—NET	388,864	405,605
DEFERRED TAX ASSETS—NET	382,834	288,949
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	240,525	256,131
GOODWILL	3,466,584	3,476,813
INTANGIBLE ASSETS—NET	81,995	99,636
OTHER NON-CURRENT ASSETS	153,173	172,134
OPERATING LEASE RIGHT-OF-USE ASSETS	645,391	—
NON-CURRENT ASSETS HELD FOR SALE	395,325	2,316,995
TOTAL ASSETS	$13,045,053	$14,550,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$10,437	$47,835
Accounts payable	2,098,617	2,410,838
Accrued expenses and other current liabilities	2,171,389	1,878,319
Income taxes payable	35,966	59,541
Contract liabilities	945,885	851,040
Current liabilities held for sale	475,116	1,163,654
Current portion of long-term debt	14,261	50,527
TOTAL CURRENT LIABILITIES	5,751,671	6,461,754
OTHER LONG-TERM LIABILITIES	132,047	266,304
OPERATING LEASE LIABILITIES	737,438	—
LONG-TERM LIABILITIES HELD FOR SALE	96,915	313,962
DEFERRED TAX LIABILITY—NET	37,910	4,511
PENSION BENEFIT OBLIGATIONS	355,215	387,042
LONG-TERM DEBT	2,047,988	3,217,985
TOTAL LIABILITIES	9,159,184	10,651,558

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2020 and September 30, 2019; issued and outstanding 160,213,426 and 157,482,983 shares as of June 30, 2020 and September 30, 2019, respectively	1,602	1,575
Additional paid-in capital	4,008,202	3,953,650
Accumulated other comprehensive loss	(805,613)	(864,197)
Retained earnings	540,703	599,548
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,744,894	3,690,576
Noncontrolling interests	140,975	208,774
TOTAL STOCKHOLDERS’ EQUITY	3,885,869	3,899,350
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,045,053	$14,550,908

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$3,189,679	$3,360,029	$9,671,026	$10,128,972
Cost of revenue	3,004,600	3,206,174	9,151,334	9,706,884
Gross profit	185,079	153,855	519,692	422,088

Equity in earnings of joint ventures	8,573	9,186	32,006	32,418
General and administrative expenses	(54,482)	(37,534)	(139,133)	(110,867)
Restructuring costs	(20,300)	—	(96,438)	(79,170)
Income from operations	118,870	125,507	316,127	264,469

Other income	3,119	4,329	9,557	11,075
Interest expense	(34,925)	(40,497)	(112,413)	(121,329)
Income from continuing operations before taxes	87,064	89,339	213,271	154,215
Income tax (benefit) expense for continuing operations	(7,184)	27,203	30,326	(3,114)
Net income from continuing operations	94,248	62,136	182,945	157,329
Net (loss) income from discontinued operations	(126)	43,252	(112,695)	106,664
Net income	94,122	105,388	70,250	263,993

Net income attributable to noncontrolling interests from continuing operations	(3,138)	(6,092)	(12,428)	(17,930)
Net income attributable to noncontrolling interests from discontinued operations	(1,645)	(15,558)	(14,005)	(32,961)
Net income attributable to noncontrolling interests	(4,783)	(21,650)	(26,433)	(50,891)

Net income attributable to AECOM from continuing operations	91,110	56,044	170,517	139,399
Net (loss) income attributable to AECOM from discontinued operations	(1,771)	27,694	(126,700)	73,703
Net income attributable to AECOM	$89,339	$83,738	$43,817	$213,102

Net income attributable to AECOM per share:
Basic continuing operations per share	$0.57	$0.36	$1.07	$0.89
Basic discontinued operations per share	$(0.01)	$0.17	$(0.79)	$0.47
Basic earnings per share	$0.56	$0.53	$0.28	$1.36

Diluted continuing operations per share	$0.56	$0.35	$1.06	$0.88
Diluted discontinued operations per share	$(0.01)	$0.17	$(0.79)	$0.46
Diluted earnings per share	$0.55	$0.52	$0.27	$1.34

Weighted average shares outstanding:
Basic	160,119	157,429	158,667	156,822
Diluted	161,835	159,787	161,070	159,269

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net income	$94,122	$105,388	$70,250	$263,993

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(18)	(3,570)	3,157	(13,926)
Foreign currency translation adjustments	71,595	(6,073)	28,113	(5,108)
Pension adjustments, net of tax	4,617	2,464	27,329	4,367
Other comprehensive income (loss), net of tax	76,194	(7,179)	58,599	(14,667)
Comprehensive income, net of tax	170,316	98,209	128,849	249,326
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(5,016)	(21,846)	(26,448)	(51,290)
Comprehensive income attributable to AECOM, net of tax	$165,300	$76,363	$102,401	$198,036

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT MARCH 31, 2020	$1,589	$3,960,123	$(881,574)	$451,364	$3,531,502	$134,021	$3,665,523
Net income	—	—	—	89,339	89,339	4,783	94,122
Other comprehensive income	—	—	75,961	—	75,961	233	76,194
Issuance of stock	13	37,859	—	—	37,872	—	37,872
Repurchases of stock	—	(280)	—	—	(280)	—	(280)
Stock based compensation	—	10,500	—	—	10,500	—	10,500
Other transactions with noncontrolling interests	—	—	—	—	—	3,545	3,545
Contributions from noncontrolling interests	—	—	—	—	—	2,108	2,108
Distributions to noncontrolling interests	—	—	—	—	—	(3,715)	(3,715)
BALANCE AT JUNE 30, 2020	$1,602	$4,008,202	$(805,613)	$540,703	$3,744,894	$140,975	$3,885,869

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30 , 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350
Net income	—	—	—	43,817	43,817	26,433	70,250
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive income	—	—	58,584	—	58,584	15	58,599
Issuance of stock	40	53,106	—	—	53,146	—	53,146
Repurchases of stock	(13)	(35,591)	—	(14,875)	(50,479)	—	(50,479)
Stock based compensation	—	37,037	—	—	37,037	—	37,037
Other transactions with noncontrolling interests	—	—	—	—	—	4,361	4,361
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	8,289	8,289
Distributions to noncontrolling interests	—	—	—	—	—	(46,808)	(46,808)
BALANCE AT JUNE 30, 2020	$1,602	$4,008,202	$(805,613)	$540,703	$3,744,894	$140,975	$3,885,869

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT MARCH 31, 2019	$1,573	$3,904,298	$(711,021)	$1,005,086	$4,199,936	$194,938	$4,394,874
Net income	—	—	—	83,738	83,738	21,650	105,388
Other comprehensive loss	—	—	(7,375)	—	(7,375)	196	(7,179)
Issuance of stock	4	11,154	—	—	11,158	—	11,158
Repurchases of stock	—	(109)	—	—	(109)	—	(109)
Stock based compensation	—	15,656	—	—	15,656	—	15,656
Contributions from noncontrolling interests	—	—	—	—	—	30	30
Distributions to noncontrolling interests	—	—	—	—	—	(22,806)	(22,806)
BALANCE AT JUNE 30, 2019	$1,577	$3,930,999	$(718,396)	$1,088,824	$4,303,004	$194,008	$4,497,012

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2018	$1,570	$3,846,392	$(703,330)	$948,148	$4,092,780	$185,594	$4,278,374
Net income	—	—	—	213,102	213,102	50,891	263,993
Cumulative effect of accounting standard adoption	—	—	—	(12,453)	(12,453)	—	(12,453)
Other comprehensive loss	—	—	(15,066)	—	(15,066)	399	(14,667)
Issuance of stock	42	59,833	—	—	59,875	—	59,875
Repurchases of stock	(35)	(22,675)	—	(59,973)	(82,683)	—	(82,683)
Stock based compensation	—	47,449	—	—	47,449	—	47,449
Other transactions with noncontrolling interests	—	—	—	—	—	15,922	15,922
Contributions from noncontrolling interests	—	—	—	—	—	3,180	3,180
Distributions to noncontrolling interests	—	—	—	—	—	(61,978)	(61,978)
BALANCE AT JUNE 30, 2019	$1,577	$3,930,999	$(718,396)	$1,088,824	$4,303,004	$194,008	$4,497,012

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,250	$263,993
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	181,440	193,484
Equity in earnings of unconsolidated joint ventures	(4,084)	(67,030)
Distribution of earnings from unconsolidated joint ventures	47,675	41,195
Non-cash stock compensation	37,037	47,449
Gain on sale of discontinued operations	(161,900)	—
Loss on disposal activities	—	7,404
Impairment of goodwill and intangibles	89,288	—
Foreign currency translation	40,618	(180)
Other non-cash adjustments	14,265	4,835
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(315,983)	(340,445)
Prepaid expenses and other assets	(51,033)	11,554
Accounts payable	(385,479)	(103,962)
Accrued expenses and other current liabilities	(4,427)	(30,082)
Contract liabilities	82,212	37,612
Other long-term liabilities	40,391	(81,914)
Net cash used in operating activities	(319,730)	(16,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of cash disposed	2,218,866	—
Proceeds from disposal of business, net of cash disposed	—	37,412
Investment in unconsolidated joint ventures	(89,283)	(117,251)
Return of investment in unconsolidated joint ventures	17,042	16,584
Proceeds from sale of investments	8,277	11,987
Payments for purchase of investments	—	(3,223)
Proceeds from disposal of property and equipment	2,510	8,250
Payments for capital expenditures	(83,266)	(77,365)
Net cash provided by (used in) investing activities	2,074,146	(123,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,203,556	6,396,503
Repayments of borrowings under credit agreements	(5,547,055)	(6,263,040)
Proceeds from issuance of common stock	17,231	24,369
Payments to repurchase common stock	(50,479)	(82,683)
Net distributions to noncontrolling interests	(38,519)	(58,798)
Other financing activities	9,730	30,059
Net cash (used in) provided by financing activities	(1,405,536)	46,410

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,885)	117
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	343,995	(93,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,080,354	886,733
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,424,349	793,567
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(93,081)	(151,904)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,331,268	$641,663

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

The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2020.

On January 31, 2020, the Company completed the sale of its Management Services business to an affiliate of American Securities LLC and Lindsay Goldberg LLC for total consideration of approximately $2.4 billion. Additionally, as discussed in more detail in Note 3, the Company concluded that its self-perform at-risk construction businesses met the criteria for held for sale beginning in the first quarter of fiscal year 2020. Collectively, the Management Services business and the self-perform at-risk construction businesses met the criteria for discontinued operation classification. As a result, the Management Services business and the self-perform at-risk construction businesses are presented in the consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the consolidated balance sheets as assets and liabilities held for sale.

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

3.    Discontinued Operations, Goodwill and Intangible Assets

On October 12, 2019, the Company entered into a purchase and sale agreement with Maverick Purchaser Sub, LLC (“Purchaser”), an affiliate of American Securities LLC and Lindsay Goldberg LLC. Per the terms of that agreement, the Company agreed to transfer the assets and liabilities constituting its Management Services business to the Purchaser. The transaction with the Purchaser closed on January 31, 2020. The Company received total cash consideration of $2.28 billion inclusive of the receipt in the third quarter of fiscal 2020 of $122.0 million received in connection with a favorable working capital purchase price adjustment and contingent consideration of approximately $120 million attributable to certain claims related to prior work and engagements. As a result of the sale, the Company recognized a pre-tax gain of $161.9 million, of which $147.0 million was recognized in the three-month period ending March 31, 2020. During the third quarter of fiscal 2020, the Company’s receipt of $122.0 million in connection with a favorable net working capital purchase price adjustment settlement that resulted in an additional gain of $14.9 million. The gain on sale for both periods was included in the net income from discontinued operations in the Consolidated Statements of Operations.

Additionally, in the first quarter of fiscal 2020, management approved a plan to dispose via sale the Company’s self-perform at-risk construction businesses within the next year. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its Management Services business and its self-perform at-risk construction businesses met the criteria for classification as held for sale. Additionally, the Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the Management Services business and the self-perform at-risk construction businesses are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented. Interest expense allocated to discontinued operations represents interest expenses for the discontinued operations’ finance leases and term loans, which were required to be settled upon the sale of the Management Services business.

During the second quarter of fiscal 2020, the Company identified indicators of impairment for the self-perform at-risk construction business. Specifically, the Company's forecast for its Oil and Gas business decreased significantly from the prior period due primarily to the volatility in global oil prices, which negatively impacted forecasts for future revenues and earnings. As a result, the Company assessed the Oil and Gas business for impairment and determined the fair value of the disposal group was lower than its carrying value. Fair value was estimated using Level 3 inputs, such as forecasted cash flows. Accordingly, the Company recorded impairment losses for that business' goodwill of approximately $83.6 million and intangible assets of approximately $5.7 million. These impairment losses were recorded in net loss from discontinued operations on the Consolidated Statements of Operations.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	June 30,	September 30,
	2020	2019

Cash and cash equivalents	$93.1	$194.7
Receivables and contract assets	631.1	1,326.6
Other	19.6	112.0
Current assets held for sale	$743.8	$1,633.3

Property and equipment, net	$116.2	$153.8
Goodwill	—	1,798.5
Other	279.1	364.7
Non-current assets held for sale	$395.3	$2,317.0

Accounts payable and accrued expenses	$402.5	$1,056.0
Contract liabilities	70.5	88.9
Other	2.1	18.8
Current liabilities held for sale	$475.1	$1,163.7

Long-term liabilities held for sale	$96.9	$314.0

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$347.5	$1,620.2	$2,661.8	$4,928.8
Cost of revenue	352.5	1,564.8	2,708.5	4,775.7
Gross (loss) profit	(5.0)	55.4	(46.7)	153.1
Equity in earnings of joint ventures	(11.1)	19.4	(28.0)	34.7
Gain (loss) on disposal activities	14.9	(7.4)	161.9	(7.4)
Transaction costs	—	—	(41.4)	—
Impairment of goodwill and intangibles assets	—	—	(89.3)	—
(Loss) income from operations	(1.2)	67.4	(43.5)	180.4
Other (expense) income	(0.2)	0.8	1.6	2.0
Interest expense	(1.5)	(15.5)	(40.2)	(48.8)
(Loss) income before taxes	(2.9)	52.7	(82.1)	133.6
Income tax (benefit) expense	(2.8)	9.4	30.6	26.9
Net (loss) income from discontinued operations	$(0.1)	$43.3	$(112.7)	$106.7

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Depreciation and amortization:
Property and equipment	$—	$6.8	$4.6	$20.5
Intangible assets and capitalized debt issuance costs	$4.3	$16.4	$35.8	$49.4
Payments for capital expenditures	$(2.6)	$(4.9)	$(16.8)	$(14.1)

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2020 were as follows:

		Foreign
	September 30,	Exchange	June 30,
	2019	Impact	2020

	(in millions)
Americas	$2,623.0	$(6.3)	$2,616.7
International	853.8	(3.9)	849.9
Total	$3,476.8	$(10.2)	$3,466.6

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2020 and September 30, 2019, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2020			September 30, 2019
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$662.1	$(580.1)	$82.0	$661.4	$(561.8)	$99.6	1	-	11

Amortization expense of acquired intangible assets included within cost of revenue was $18.3 million and $19.0 million for the nine months ended June 30, 2020 and 2019, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2020 and for the succeeding years:

Fiscal Year	(in millions)
2020 (three months remaining)	$5.6
2021	20.2
2022	19.4
2023	18.6
2024	17.2
Thereafter	1.0
Total	$82.0

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

The new accounting guidance establishes principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These subcontractor and other direct costs for the nine months ended June 30, 2020 and 2019 were $5.1 billion and $5.5 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(in millions)
Cost reimbursable	$1,369.3	$1,496.3	$4,252.5	$4,396.7
Guaranteed maximum price	829.8	950.5	2,706.4	2,984.4
Fixed price	990.6	913.2	2,712.1	2,747.9
Total revenue	$3,189.7	$3,360.0	$9,671.0	$10,129.0

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(in millions)
Americas	$2,471.8	$2,565.2	$7,400.5	$7,707.6
Europe, Middle East, Africa	359.9	425.4	1,194.9	1,318.9
Asia Pacific	358.0	369.4	1,075.6	1,102.5
Total revenue	$3,189.7	$3,360.0	$9,671.0	$10,129.0

As of June 30, 2020, the Company had allocated $19.1 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $563.1 million and $485.0 million during the nine months ended June 30, 2020 and 2019, respectively, that was included in contract liabilities as of September 30, 2019 and 2018, respectively.

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

Net accounts receivable consisted of the following:

	June 30,	September 30,
	2020	2019

	(in millions)
Billed	$2,293.2	$2,284.8
Contract retentions	585.1	641.5
Total accounts receivable—gross	2,878.3	2,926.3
Allowance for doubtful accounts	(66.4)	(57.1)
Total accounts receivable—net	$2,811.9	$2,869.2

Substantially all contract assets as of June 30, 2020 and September 30, 2019 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $110 million as of both June 30, 2020 and September 30, 2019. The asset related to the Deactivation, Demolition, and Removal Project retained from the Purchaser discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Other than the U.S. federal government, no single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2020 and September 30, 2019.

The Company sold trade receivables to financial institutions, of which $140.8 million and $91.9 million were outstanding as of June 30, 2020 and September 30, 2019, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	June 30,
	2020	September 30,
	(unaudited)	2019

	(in millions)
Current assets	$537.4	$581.3
Non-current assets	77.6	75.4
Total assets	$615.0	$656.7

Current liabilities	$393.8	$432.8
Non-current liabilities	1.5	—
Total liabilities	395.3	432.8
Total AECOM equity	130.7	137.9
Noncontrolling interests	89.0	86.0
Total owners’ equity	219.7	223.9
Total liabilities and owners’ equity	$615.0	$656.7

Total revenue of the consolidated joint ventures was $602.1 million and $869.8 million for the nine months ended June 30, 2020 and 2019, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	June 30,	September 30,
	2020	2019

	(in millions)
Current assets	$1,118.1	$1,133.5
Non-current assets	455.1	904.5
Total assets	$1,573.2	$2,038.0

Current liabilities	$962.7	$1,115.5
Non-current liabilities	70.0	182.3
Total liabilities	1,032.7	1,297.8
Joint ventures’ equity	540.5	740.2
Total liabilities and joint ventures’ equity	$1,573.2	$2,038.0

AECOM’s investment in joint ventures	$240.5	$256.1

	Nine Months Ended
	June 30,	June 30,
	2020	2019

	(in millions)
Revenue	$2,325.7	$2,259.4
Cost of revenue	2,281.7	2,186.8
Gross profit	$44.0	$72.6
Net income	$42.7	$71.6

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30,	June 30,
	2020	2019

	(in millions)
Pass through joint ventures	$26.0	$24.4
Other joint ventures	6.0	8.0
Total	$32.0	$32.4

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended				Nine months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.2	$—	$0.4	$—	$0.4
Interest cost on projected benefit obligation	1.6	5.4	1.1	7.4	4.8	16.7	5.4	22.5
Expected return on plan assets	(1.8)	(9.1)	(2.2)	(9.6)	(5.3)	(27.9)	(6.7)	(28.9)
Amortization of prior service cost	—	—	—	—	0.1	—	0.1	(0.1)
Amortization of net loss	1.3	2.1	1.0	1.0	3.7	6.4	2.9	3.1
Curtailment loss recognized	0.5	—	—	—	0.5	—	—	—
Settlement loss recognized	—	—	—	—	0.5	0.2	0.1	0.1
Net periodic benefit cost	$1.6	$(1.5)	$(0.1)	$(1.0)	$4.3	$(4.2)	$1.8	$(2.9)

The total amounts of employer contributions paid for the nine months ended June 30, 2020 were $5.5 million for U.S. plans and $20.7 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2020 are $1.7 million for U.S. plans and $6.7 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	June 30,	September 30,
	2020	2019

	(in millions)
2014 Credit Agreement	$—	$1,182.2
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.2	248.1
Other debt	48.1	122.2
Total debt	2,096.3	3,352.5
Less: Current portion of debt and short-term borrowings	(24.7)	(98.3)
Less: Unamortized debt issuance costs	(23.6)	(36.2)
Long-term debt	$2,048.0	$3,218.0

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2020:

Fiscal Year
2020 (three months remaining)	$14.7
2021	12.1
2022	258.2
2023	6.8
2024	3.3
Thereafter	1,801.2
Total	$2,096.3

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

On July 30, 2020, the Company drew $248.5 million on its secured delayed draw term loan facility for the purpose of redeeming all of the 2022 URS Senior Notes.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 2.8 at June 30, 2020. The Company’s Consolidated Interest Coverage Ratio was 5.2 at June 30, 2020. As of June 30, 2020, the Company was in compliance with the covenants of the Credit Agreement.

At June 30, 2020 and September 30, 2019, outstanding standby letters of credit totaled $21.2 million and $22.8 million, respectively, under the Company’s revolving credit facilities. As of June 30, 2020 and September 30, 2019, the Company had $1,328.8 million and $1,327.2 million, respectively, available under its revolving credit facility.

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

As of June 30, 2020, the estimated fair value of the 2024 Notes was approximately $858.0 million. The fair value of the 2024 Notes as of June 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

On July 21, 2020, the Company completed a cash tender offer for up to $639 million in aggregate principal amount of the 2024 Notes and the 2017 Senior Notes. The Company accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $2.7 million aggregate principal amount of the 2024 Notes. The Company made the cash tender offer at par to satisfy obligations under the indentures governing the 2024 Notes and the 2017 Senior Notes relating to the use of certain cash proceeds from its disposition of the Management Services business, which was completed on January 31, 2020.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of June 30, 2020.

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

As of June 30, 2020, the estimated fair value of the 2017 Senior Notes was approximately $1,065.0 million. The fair value of the 2017 Senior Notes as of June 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of June 30, 2020.

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

As of June 30, 2020, the estimated fair value of the 2022 URS Senior Notes was approximately $251.9 million. The carrying value of the 2022 URS Senior Notes on the Company’s Consolidated Balance Sheets as of June 30, 2020 was $248.2 million. The fair value of the 2022 URS Senior Notes as of June 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2020, the Company was in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2020 and September 30, 2019, these outstanding standby letters of credit totaled $411.1 million and $470.9 million, respectively. As of June 30, 2020, the Company had $473.5 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2020 and 2019 was 5.2% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2020 of $1.3 million and $3.8 million, respectively, and for the three and nine months ended June 30, 2019 of $1.3 million and $3.8 million, respectively.

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

	June 30, 2020
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

	September 30, 2019
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2020 and 2019.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at June 30, 2020 or September 30, 2019.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2020 and 2019. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the nine months ended June 30 was as follows:

	2020		2019
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30, prior year	0.1	$31.62	0.6	$31.62
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	(0.5)	31.62
Outstanding at June 30	0.1	31.62	0.1	31.62

Vested and expected to vest in the future as of June 30	0.1	$31.62	0.1	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $42.99 and $27.53 during the nine months ended June 30, 2020 and 2019, respectively. The weighted average grant date fair value of restricted stock unit awards was $42.25 and $27.68 during the nine months ended June 30, 2020 and 2019, respectively. Total compensation expense related to these share-based payments including stock options was $37.0 million and $47.4 million during the nine months ended June 30, 2020 and 2019, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2020 and September 30, 2019 was $55.2 million and $74.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company's effective tax rate was 14.2% and (2.0)% for the nine months ended June 30, 2020 and 2019, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the nine-month period ended June 30, 2020 were a tax benefit of $25.4 million related to the release of a valuation allowance on net operating losses and a benefit of $22.9 million related to income tax credits and incentives, partially offset by tax expense of $21.7 million related to nondeductible costs and tax expense of $9.0 million related to state income tax. All of these items, except for the valuation allowance release, are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2019 were a $38.1 million benefit related to the release of a valuation allowance on foreign tax credits and a $18.2 million benefit related to income tax credits and incentives, partially offset by tax expense of $12.1 million related to nondeductible costs.

During the third quarter of fiscal 2020, the Company approved a tax planning strategy and began restructuring certain operations in Canada which resulted in the release of a valuation allowance related to net operating losses in the amount of $25.4 million. The Company is now forecasting the utilization of the net operating losses within the foreseeable future. The new positive evidence was evaluated against any negative evidence to determine the valuation allowance was no longer needed.

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

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company did not recognize any significant benefits to the income tax provision as a result of the CARES Act.

As a result of internal restructuring and the sale of the Management Services business during the second quarter of fiscal 2020, the Company recorded $62.3 million of tax expense in the second quarter of fiscal 2020 in net income from discontinued operations which included a $52.0 million reduction of tax attributes to related goodwill and intangibles and the current U.S. federal and state tax impacts of the sale.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and nine months ended June 30, 2020 and 2019, equity awards excluded from the calculation of potential common shares were not significant .

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(in millions)
Denominator for basic earnings per share	160.1	157.4	158.7	156.8
Potential common shares	1.7	2.4	2.4	2.5
Denominator for diluted earnings per share	161.8	159.8	161.1	159.3

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

The components of lease expenses are as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020

	(in millions)
Operating lease cost	$49.3	$144.7
Finance lease cost:
Amortization of right-of-use assets	4.2	13.9
Interest on lease liabilities	0.4	1.4
Variable lease cost	8.8	27.1
Short-term lease cost	6.7	12.5
Total lease cost	$69.4	$199.6

Additional balance sheet information related to leases is as follows:

(in millions except as noted)	Balance Sheet Classification	June 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$645.4
Finance lease assets	Property and equipment – net	24.7
Total lease assets		$670.1

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$167.0
Finance lease liabilities	Current portion of long-term debt	8.4
Total current lease liabilities		175.4
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	737.4
Finance lease liabilities	Long-term debt	18.7
Total non-current lease liabilities		$756.1

June 30, 2020
Weighted average remaining lease term (in years):
Operating leases	7.4
Finance leases	3.4
Weighted average discount rates:
Operating leases	4.6%
Finance leases	4.4%

Additional cash flow information related to leases is as follows:

Nine months Ended
June 30, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$168.3
Operating cash flows from finance leases	1.3
Financing cash flows from finance leases	11.9
Right-of-use assets obtained in exchange for new operating leases	90.8
Right-of-use assets obtained in exchange for new finance leases	17.5

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2020 (three months remaining)	$57.3	$3.4
2021	201.5	8.4
2022	167.3	7.3
2023	131.7	5.4
2024	105.7	3.4
Thereafter	410.0	1.2
Total lease payments	$1,073.5	$29.1
Less: Amounts representing interest	$(169.1)	$(2.0)
Total lease liabilities	$904.4	$27.1

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2020	2019

	(in millions)
Accrued salaries and benefits	$643.0	$681.5
Accrued contract costs	1,041.2	927.1
Other accrued expenses	487.2	269.7
	$2,171.4	$1,878.3

Accrued contract costs above include balances related to professional liability accruals of $560.7 million and $536.6 million as of June 30, 2020 and September 30, 2019, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2020 and September 30, 2019. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the nine months ended June 30, 2020 and 2019. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $160 million to $190 million in fiscal year 2020 primarily related to costs associated with the sale of the Management Services business and expected exit of self-perform at-risk construction in the civil infrastructure, power, and oil and gas businesses. During the first nine months of fiscal 2020, the Company incurred restructuring expenses of $96.4 million, including personnel and other costs of $83.5 million and real estate costs of $12.9 million, of which $33.0 million was accrued and unpaid at June 30, 2020. During the first nine months of fiscal 2019, the Company incurred restructuring expenses of $79.2 million, including personnel and other costs of $57.1 million and real estate costs of $22.1 million.

During the third quarter of fiscal 2020, the Company applied for subsidies in accordance with various government legislations. The Company recognized $12.3 million in the third quarter of fiscal 2020 as a reduction to cost of revenues as the expected amount of the net subsidy.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2020 and 2019 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2020	$(280.0)	$(592.1)	$(9.5)	$(881.6)
Other comprehensive income (loss) before reclassification	1.7	71.4	(0.8)	72.3
Amounts reclassified from accumulated other comprehensive loss	2.9	—	0.8	3.7
Balances at June 30, 2020	$(275.4)	$(520.7)	$(9.5)	$(805.6)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2019	$(200.4)	$(501.5)	$(9.1)	$(711.0)
Other comprehensive income (loss) before reclassification	1.0	(6.2)	(4.7)	(9.9)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	1.1	2.5
Balances at June 30, 2019	$(198.0)	$(507.7)	$(12.7)	$(718.4)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive (loss) income before reclassification	(2.0)	28.0	(5.3)	20.7
Amounts reclassified from accumulated other comprehensive loss	29.3	—	8.6	37.9
Balances at June 30, 2020	$(275.4)	$(520.7)	$(9.5)	$(805.6)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive loss before reclassification	(0.2)	(5.5)	(16.2)	(21.9)
Amounts reclassified from accumulated other comprehensive loss	4.5	—	2.3	6.8
Balances at June 30, 2019	$(198.0)	$(507.7)	$(12.7)	$(718.4)

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

At June 30, 2020, the Company was contingently liable in the amount of approximately $432.3 million in issued standby letters of credit and $5.2 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At June 30, 2020, the Company has capital commitments of approximately $22.5 million to the Fund over the next 8 years.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

AECOM Energy and Construction, Inc, an Ohio corporation, a former affiliate of the Company (“Former Affiliate”) executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues. In February 2011, the Former Affiliate and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required the Former Affiliate and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required the Former Affiliate to pay all project costs exceeding $146 million.

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

New York Department of Environmental Conservation

In September 2017, AECOM USA, Inc. was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc. cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex and unique environmental and regulatory issues; the project site involves the oversight and involvement of various local, state and federal government agencies; there is substantial uncertainty regarding any alleged damages; and the matter is in its preliminary stages.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Three Months Ended June 30, 2020:
Revenue	$2,471.6	$717.9	$0.2	$—	$3,189.7
Gross profit	155.3	29.6	0.2	—	185.1
Equity in earnings of joint ventures	5.6	2.7	0.3	—	8.6
General and administrative expenses	—	—	(1.1)	(53.4)	(54.5)
Restructuring costs	—	—	—	(20.3)	(20.3)
Operating income (loss)	160.9	32.3	(0.6)	(73.7)	118.9
Gross profit as a % of revenue	6.3%	4.1%			5.8%

Three Months Ended June 30, 2019:
Revenue	$2,563.8	$794.8	$1.4	$—	$3,360.0
Gross profit	123.0	29.4	1.4	—	153.8
Equity in earnings of joint ventures	4.6	3.8	0.8	—	9.2
General and administrative expenses	—	—	(1.5)	(36.0)	(37.5)
Operating income (loss)	127.6	33.2	0.7	(36.0)	125.5
Gross profit as a % of revenue	4.8%	3.7%			4.6%

Nine Months Ended June 30, 2020:
Revenue	$7,399.2	$2,270.6	$1.2	$—	$9,671.0
Gross profit	430.3	88.2	1.2	—	519.7
Equity in earnings of joint ventures	17.3	8.7	6.0	—	32.0
General and administrative expenses	—	—	(5.3)	(133.9)	(139.2)
Restructuring costs	—	—	—	(96.4)	(96.4)
Operating income (loss)	447.6	96.9	1.9	(230.3)	316.1
Gross profit as a % of revenue	5.8%	3.9%			5.4%

Nine Months Ended June 30, 2019:
Revenue	$7,700.7	$2,421.4	$6.9	$—	$10,129.0
Gross profit	356.9	58.3	6.9	—	422.1
Equity in earnings of joint ventures	12.7	11.7	8.0	—	32.4
General and administrative expenses	—	—	(4.9)	(105.9)	(110.8)
Restructuring costs	—	—	—	(79.2)	(79.2)
Operating income (loss)	369.6	70.0	10.0	(185.1)	264.5
Gross profit as a % of revenue	4.6%	2.4%			4.2%

Reportable Segments:
Total assets
June 30,2020	$7,801.9	$2,396.3	$193.5	$1,504.9
September 30, 2019	7,437.3	2,247.1	197.8	718.4

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to future impacts caused by the coronavirus and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the Management Services transaction, including the risk that the expected benefits of the Management Services transaction or any contingent purchase price will not be realized with the expected time frame, in full or at all; the risk that costs of restructuring transactions and other costs incurred in connection with the Management Services transaction will exceed our estimates or otherwise adversely affect our business or operations; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors, other project-related expenses and sales, general and administrative costs.The U.S. federal government has proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact to our infrastructure business.

As part of our capital allocation policy, we drew $248.5 million on our secured delayed draw term loan facility on July 30, 2020 for the purpose of redeeming all of the 2022 URS Senior Notes . We have $760 million of remaining stock repurchase capacity under the existing board authorization, and we intend to deploy future available cash towards additional debt reduction and stock repurchases consistent with our capital allocation policy.

We expect to exit the self-perform at-risk construction and non-core oil and gas markets. We are evaluating our geographic exposure as part of our ongoing plan to exit more than 30 countries, subject to applicable laws, to improve profitability and reduce our risk profile.

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

Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent its spread are affecting our businesses in a number of ways:

●	We have restricted non-essential business travel, required some employees to work remotely where possible, reduced salaries or furloughed employees, reduced non-essential spending and limited physical interactions with our clients.

●	Non-essential construction and work on other client projects has been temporarily halted in certain jurisdictions.

●	Some contractual agreements are unable to be performed preventing us from making or receiving payments.

●	The coronavirus has made accessing the capital markets and engaging in business and client development more difficult.

●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.

●	The coronavirus and accompanying economic effects are expected to reduce demand for our services and impact client spending in certain circumstances; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.

●	State and local budget shortfalls in the U.S. have begun to negatively impact our pipeline of pursuits and the pace of award activity.

●	Certain markets, such as the U.K., Middle East and Southeast Asia, are experiencing project delays that have impacted our performance and results.

●	During the third quarter of fiscal 2020, we benefited from government subsidies of approximately $12 million, which were received under various programs related to retaining employees.

Results of Operations

Three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019

Consolidated Results

	Three Months Ended				Nine months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2020	2019	$	%	2020	2019	$	%

	(unaudited - in millions)
Revenue	$3,189.7	$3,360.0	$(170.3)	(5.1)%	$9,671.0	$10,129.0	$(458.0)	(4.5)%
Cost of revenue	3,004.6	3,206.2	(201.6)	(6.3)	9,151.3	9,706.9	(555.6)	(5.7)
Gross profit	185.1	153.8	31.3	20.3	519.7	422.1	97.6	23.1
Equity in earnings of joint ventures	8.6	9.2	(0.6)	(6.7)	32.0	32.4	(0.4)	(1.3)
General and administrative expenses	(54.5)	(37.5)	(17.0)	45.2	(139.2)	(110.8)	(28.4)	25.5
Restructuring costs	(20.3)	—	(20.3)	0.0	(96.4)	(79.2)	(17.2)	21.8
Income from operations	118.9	125.5	(6.6)	(5.3)	316.1	264.5	51.6	19.5
Other income	3.1	4.3	(1.2)	(28.0)	9.5	11.0	(1.5)	(13.7)
Interest expense	(34.9)	(40.5)	5.6	(13.8)	(112.4)	(121.3)	8.9	(7.3)
Income from continuing operations before taxes	87.1	89.3	(2.2)	(2.5)	213.2	154.2	59.0	38.3
Income tax (benefit) expense for continuing operations	(7.1)	27.2	(34.3)	(126.4)	30.3	(3.1)	33.4	NM
Net income from continuing operations	94.2	62.1	32.1	51.7	182.9	157.3	25.6	16.3
Net (loss) income from discontinued operations	(0.1)	43.3	(43.4)	(100.3)	(112.7)	106.7	(219.4)	(205.7)
Net income	94.1	105.4	(11.3)	(10.7)	70.2	264.0	(193.8)	(73.4)
Net income attributable to noncontrolling interests from continuing operations	(3.1)	(6.1)	3.0	(48.5)	(12.4)	(17.9)	5.5	(30.7)
Net income attributable to noncontrolling interests from discontinued operations	(1.7)	(15.6)	13.9	(89.4)	(14.0)	(33.0)	19.0	(57.5)
Net income attributable to noncontrolling interests	(4.8)	(21.7)	16.9	(77.9)	(26.4)	(50.9)	24.5	(48.1)
Net income attributable to AECOM from continuing operations	91.1	56.0	35.1	62.6	170.5	139.4	31.1	22.3
Net (loss) income attributable to AECOM from discontinued operations	(1.8)	27.7	(29.5)	(106.4)	(126.7)	73.7	(200.4)	(271.9)
Net income attributable to AECOM	$89.3	$83.7	$5.6	6.7%	$43.8	$213.1	$(169.3)	(79.4)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.2	95.4	94.6	95.8
Gross profit	5.8	4.6	5.4	4.2
Equity in earnings of joint ventures	0.3	0.3	0.3	0.3
General and administrative expenses	(1.8)	(1.2)	(1.4)	(1.1)
Restructuring costs	(0.6)	0.0	(1.0)	(0.8)
Income from operations	3.7	3.7	3.3	2.6
Other income	0.1	0.1	0.1	0.1
Interest expense	(1.1)	(1.1)	(1.2)	(1.2)
Income from continuing operations before taxes	2.7	2.7	2.2	1.5
Income tax (benefit) expense for continuing operations	(0.3)	0.9	0.3	(0.1)
Net income from continuing operations	3.0	1.8	1.9	1.6
Net (loss) income from discontinued operations	0.0	1.3	(1.2)	1.0
Net income	3.0	3.1	0.7	2.6
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.1)	(0.1)	(0.1)	(0.2)
Net income attributable to noncontrolling interests from discontinued operations, net of tax	0.0	(0.5)	(0.2)	(0.3)
Net income attributable to noncontrolling interests	(0.1)	(0.6)	(0.3)	(0.5)
Net income attributable to AECOM from continuing operations	2.9	1.7	1.8	1.4
Net (loss) income attributable to AECOM from discontinued operations	0.0	0.8	(1.4)	0.7
Net income attributable to AECOM	2.9%	2.5%	0.4%	2.1%

Revenue

Our revenue for the three months ended June 30, 2020 decreased $170.3 million, or 5.1%, to $3,189.7 million as compared to $3,360.0 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2020 decreased $458.0 million, or 4.5%, to $9,671.0 million as compared to $10,129.0 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2020 was primarily attributable to decreases in our Americas segment of $92.2 million and in our International segment of $76.9 million, as discussed further below.

The decrease in revenue for the nine months ended June 30, 2020 was primarily attributable to decreases in our Americas segment of $301.5 million and in our International segment of $150.8 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended June 30, 2020 and 2019 were $1.7 billion and $1.8 billion, respectively. Subcontractor and other direct costs for the nine months ended June 30, 2020 and 2019 were $5.1 billion and $5.5 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue were 53% and 54% during the three months ended June 30, 2020 and 2019, respectively. Subcontractor costs and other direct costs as a percentage of revenue were 52% and 54% during the nine months ended June 30, 2020 and 2019, respectively.

Gross Profit

Our gross profit for the three months ended June 30, 2020 increased $31.3 million, or 20.3%, to $185.1 million as compared to $153.8 million for the corresponding period last year. For the three months ended June 30, 2020, gross profit, as a percentage of revenue, increased to 5.8% from 4.6% in the three months ended June 30, 2019.

Our gross profit for the nine months ended June 30, 2020 increased $97.6 million, or 23.1%, to $519.7 million as compared to $422.1 million for the corresponding period last year. For the nine months ended June 30, 2020, gross profit, as a percentage of revenue, increased to 5.4% from 4.2% in the nine months ended June 30, 2019.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2020 was $8.6 million as compared to $9.2 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2020 was $32.0 million as compared to $32.4 million in the corresponding period last year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2020 increased $17.0 million, or 45.2%, to $54.5 million as compared to $37.5 million for the corresponding period last year. For the three months ended June 30, 2020, general and administrative expenses, as a percentage of revenue, increased to 1.8% from 1.2% in the three months ended June 30, 2019. The increase was primarily due to the accelerated depreciation of a project management tool in the three month period ending June 30, 2020.

Our general and administrative expenses for the nine months ended June 30, 2020 increased $28.4 million, or 25.5%, to $139.2 million as compared to $110.8 million for the corresponding period last year. For the nine months ended June 30, 2020, general and administrative expenses, as a percentage of revenue, increased to 1.4% from 1.1% in the three months ended June 30, 2019. The increase was primarily due to the accelerated depreciation of a project management tool in the nine month period ending June 30, 2020.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. We expect to incur additional restructuring costs in fiscal 2020 primarily related to costs associated with the sale of the Management Services business and the exit of our self-perform at-risk construction business. During the nine months ended June 30, 2019, we incurred restructuring expenses of $79.2 million, primarily related to personnel and real estate costs. During the nine months ended June 30, 2020, we incurred restructuring expenses of $96.4 million, primarily related to personnel costs, including costs associated with recent executive transitions.

Other Income

Our other income for the three months ended June 30, 2020 decreased to $3.1 million from $4.3 million for the corresponding period last year.

Our other income for the nine months ended June 30, 2020 decreased to $9.5 million from $11.0 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended June 30, 2020 was $34.9 million as compared to $40.5 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2020 was $112.4 million as compared to $121.3 million for the corresponding period last year.

Income Tax Benefit / Expense

Our income tax benefit for the three months ended June 30, 2020 was $7.1 million as compared to income tax expense of $27.2 million in the corresponding period last year. The increase in tax benefit for the current period compared to the corresponding period last year is due primarily to a benefit of $25.4 million related to the release of a valuation allowance in the third quarter of fiscal 2020 and a benefit of $5.0 million related to a decrease in the accrual for uncertain tax positions.

Our income tax expense for the nine months ended June 30, 2020 was $30.3 million as compared to an income tax benefit of $3.1 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to a $38.1 million benefit recorded in the first quarter of fiscal 2019 related to the release of a valuation allowance on foreign tax credits and the tax impacts of an increase in overall pre-tax income of $59.0 million, partially offset by a $25.4 million tax benefit recorded in the third quarter of fiscal 2020 related to the release of a valuation allowance.

During the third quarter of fiscal 2020, management approved a tax planning strategy and we began restructuring certain operations in Canada which resulted in the release of a valuation allowance related to net operating losses in the amount of $25.4 million. We are now forecasting the utilization of the net operating losses within the foreseeable future. The new positive evidence was evaluated against any negative evidence to determine the valuation allowance was no longer needed.

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

Net (loss) income from discontinued operations decreased $43.4 million to $(0.1) million from $43.3 million for the three months ended June 30, 2020 and 2019, respectively.

Net (loss) income from discontinued operations decreased $219.4 million to $(112.7) million from $106.7 million for the nine months ended June 30, 2020 and 2019, respectively. The decrease in net income from discontinued operations for the three and six month period ended June 30, 2020 was primarily due to goodwill and intangible impairments recorded in our oil and gas business, a decrease in project performance in our power business, and a decrease in project performance in our civil construction business, offset by the gain on disposal of our Management Services business of approximately $161.9 million. Goodwill associated with the oil and gas business was originally recognized in the acquisition of the URS Corporation (URS) in October 2014. Weak forecasted market demand for oil and gas services, primarily due to the significant decline in commodity prices for Western Canada Select, resulted in lower fair value than previously measured at our annual impairment test date as of September 30, 2019. Earnings and cash flows from our oil and gas business for the nine-month period ending June 30, 2020 were in line with our expectations, but the volatility in global prices created significant uncertainty for near term profitability.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $89.3 million and $43.8 million for the three and nine months ended June 30, 2020, respectively, as compared to $83.7 million and $213.1 million for the three and nine months ended June 30, 2019, respectively.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Nine months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2020	2019	$	%	2020	2019	$	%

	(in millions)
Revenue	$2,471.6	$2,563.8	$(92.2)	(3.6)%	$7,399.2	$7,700.7	$(301.5)	(3.9)%
Cost of revenue	2,316.3	2,440.8	(124.5)	(5.1)	6,968.9	7,343.8	(374.9)	(5.1)
Gross profit	$155.3	$123.0	$32.3	26.2%	$430.3	$356.9	$73.4	20.6%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.7	95.2	94.2	95.4
Gross profit	6.3%	4.8%	5.8%	4.6%

Revenue

Revenue for our Americas segment for the three months ended June 30, 2020 decreased $92.2 million, or 3.6%, to $2,471.6 million as compared to $2,563.8 million for the corresponding period last year.

Revenue for our Americas segment for the nine months ended June 30, 2020 decreased $301.5 million, or 3.9%, to $7,399.2 million as compared to $7,700.7 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2020 was primarily attributable to a decrease in the Americas design and consulting services of $100 million, largely due to decreased work performed on a residential housing storm disaster relief program. Additionally, the decrease was due to reduced subcontractor activity for residential high-rise buildings in the city of New York.

The decrease in revenue for the nine months ended June 30, 2020 was primarily attributable to a decrease in the Americas design and consulting services of $200 million, largely due to decreased work performed on a residential housing storm disaster relief program. Additionally, the decrease was due to reduced subcontractor activity for residential high-rise buildings in the city of New York.

Gross Profit

Gross profit for our Americas segment for the three months ended June 30, 2020 increased $32.3 million, or 26.2%, to $155.3 million as compared to $123.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.3% of revenue for the three months ended June 30, 2020 from 4.8% in the corresponding period last year.

Gross profit for our Americas segment for the nine months ended June 30, 2020 increased $73.4 million, or 20.6%, to $430.3 million as compared to $356.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.8% of revenue for the nine months ended June 30, 2020 from 4.6% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2020 was primarily due to reduced costs resulting from restructuring activities taken in the prior period and strong project execution.

International

	Three Months Ended				Nine months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2020	2019	$	%	2020	2019	$	%

	(in millions)
Revenue	$717.9	$794.8	$(76.9)	(9.7)%	$2,270.6	$2,421.4	$(150.8)	(6.2)%
Cost of revenue	688.3	765.4	(77.1)	(10.1)	2,182.4	2,363.1	(180.7)	(7.6)
Gross profit	$29.6	$29.4	$0.2	0.7%	$88.2	$58.3	$29.9	51.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.9	96.3	96.1	97.6
Gross profit	4.1%	3.7%	3.9%	2.4%

Revenue

Revenue for our International segment for the three months ended June 30, 2020 decreased $76.9 million, or 9.7%, to $717.9 million as compared to $794.8 million for the corresponding period last year.

Revenue for our International segment for the nine months ended June 30, 2020 decreased $150.8 million, or 6.2%, to $2,270.6 million as compared to $2,421.4 million for the corresponding period last year.

The decrease in revenues for the three- and nine-month period ended June 30, 2020 is primarily due to declines in the United Kingdom and the Middle East regions due to downtime caused by the impact of the coronavirus pandemic in those regions.

Gross Profit

Gross profit for our International segment for the three months ended June 30, 2020 increased $0.2 million, or 0.7%, to $29.6 million as compared to $29.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 4.1% of revenue for the three months ended June 30, 2020 from 3.7% in the corresponding period last year.

Gross profit for our International segment for the nine months ended June 30, 2020 increased $29.9 million, or 51.1%, to $88.2 million as compared to $58.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 3.9% of revenue for the nine months ended June 30, 2020 from 2.4% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2020 was primarily due to reduced costs resulting from restructuring activities taken in the prior period led by increased profitability in projects in the United Kingdom and Australia.

AECOM Capital

	Three Months Ended				Nine months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2020	2019	$	%	2020	2019	$	%

	(in millions)
Revenue	$0.2	$1.4	$(1.2)	(86.5)%	$1.2	$6.9	$(5.7)	(82.0)%
Equity in earnings of joint ventures	0.3	0.8	(0.5)	(56.4)	6.0	8.0	(2.0)	(24.8)
General and administrative expenses	(1.1)	(1.5)	0.4	(26.6)	(5.3)	(4.9)	(0.4)	7.6

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2020, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2020, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,424.4 million, an increase of $344.0 million, or 31.8%, from $1,080.4 million at September 30, 2019. The increase in cash and cash equivalents was primarily attributable to cash provided by the sale of our Management Services business offset by cash used in operating activities, and repayment of borrowings under our credit agreement.

Net cash used in operating activities was $319.7 million for the nine months ended June 30, 2020, compared to $16.1 million for the nine months ended June 30, 2019. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the nine months ended June 30, 2020 provided a net unfavorable impact of $193.0 million, primarily due to the sale of our Management Services business in the second quarter of fiscal 2020, as compared to a net favorable impact of $4.0 million during the nine months ended June 30, 2019. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash provided by investing activities was $2,074.1 million for the nine months ended June 30, 2020, as compared to net cash used of $123.6 million for the nine months ended June 30, 2019. The change was primarily attributable to proceeds received from the sale of our Management Services business. Cash proceeds from the sale of our Management Services business totaled $2.28 billion inclusive of the receipt of $122.0 million in the third quarter of fiscal 2020 in connection with a favorable net working capital purchase price adjustment.

Net cash used in financing activities was $1,405.5 million for the nine months ended June 30, 2020 as compared to net cash provided of $46.5 million for the nine months ended June 30, 2019. This change was primarily attributable to repayment of our term loan under our credit agreement. Total borrowings may vary during the period.

AECOM Caribe, a subsidiary of the Company, has incurred payment delays supporting the storm recovery work in the U.S. Virgin Islands. AECOM Caribe signed several contracts with Virgin Islands authorities to provide emergency design, construction and technical services after two Category Five hurricanes devastated the Virgin Islands in 2017, that were dependent on federal funding. AECOM Caribe and its subcontractors have performed over $750 million of work under the Virgin Islands contracts and payment delays have increased working capital by over $150 million from September 30, 2018 to June 30, 2020. We are currently negotiating with the Virgin Island authorities and U.S. Federal Emergency Management Agency to modify the contract and accelerate funding for current and future contractual payments; however, we can provide no certainty as to the timing or amount of future payments.

Working Capital

Working capital, or current assets less current liabilities, increased $465.8 million, or 43.4%, to $1,538.7 million at June 30, 2020 from $1,072.9 million at September 30, 2019. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,546.0 million at June 30, 2020 from $3,600.0 million at September 30, 2019.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 101 days at June 30, 2020 compared to 94 days at September 30, 2019.

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

Debt

Debt consisted of the following:

	June 30,	September 30,
	2020	2019

	(in millions)
2014 Credit Agreement	$—	$1,182.2
2014 Senior Notes	800.0	800.0
2017 Senior Notes	1,000.0	1,000.0
URS Senior Notes	248.2	248.1
Other debt	48.1	122.2
Total debt	2,096.3	3,352.5
Less: Current portion of debt and short-term borrowings	(24.7)	(98.3)
Less: Unamortized debt issuance costs	(23.6)	(36.2)
Long-term debt	$2,048.0	$3,218.0

The following table presents, in millions, scheduled maturities of the Company's debt as of June 30, 2020:

Fiscal Year
2020 (three months remaining)	$14.7
2021	12.1
2022	258.2
2023	6.8
2024	3.3
Thereafter	1,801.2
Total	$2,096.3

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

On July 30, 2020, we drew $248.5 million on our secured delayed draw term loan facility for the purpose of redeeming all of the 2022 URS Senior Notes.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 2.8 at June 30, 2020. Our Consolidated Interest Coverage Ratio was 5.2 at June 30, 2020. As of June 30, 2020, we were in compliance with the covenants of the Credit Agreement.

At June 30, 2020 and September 30, 2019, outstanding standby letters of credit totaled $21.2 million and $22.8 million, respectively, under our revolving credit facilities. As of June 30, 2020 and September 30, 2019, we had $1,328.8 million and $1,327.2 million, respectively, available under our revolving credit facility.

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

As of June 30, 2020, the estimated fair value of the 2024 Notes was approximately $858.0 million. The fair value of the 2024 Notes as of June 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

On July 21, 2020, we completed a cash tender offer for up to $639 million in aggregate principal amount of the 2024 Notes and the 2017 Senior Notes. We accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $2.7 million aggregate principal amount of the 2024 Notes.We made the cash tender offer at par to satisfy obligations under the indentures governing the 2024 Notes and the 2017 Senior Notes relating to the use of certain cash proceeds from our disposition of the Management Services business, which was completed on January 31, 2020.

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

We were in compliance with the covenants relating to the 2024 Notes as of June 30, 2020.

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

As of June 30, 2020, the estimated fair value of the 2017 Senior Notes was approximately $1,065.0 million. The fair value of the 2017 Senior Notes as of June 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of June 30, 2020.

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

As of June 30, 2020, the estimated fair value of the 2022 URS Senior Notes was approximately $251.9 million. The carrying value of the 2022 URS Senior Notes on our Consolidated Balance Sheets as of June 30, 2020 was $248.2 million. The fair value of the 2022 URS Senior Notes as of June 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2022 URS Senior Notes.

As of June 30, 2020, we were in compliance with the covenants relating to the 2022 URS Senior Notes.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2020 and September 30, 2019, these outstanding standby letters of credit totaled $411.1 million and $470.9 million, respectively. As of June 30, 2020, we had $473.5 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2020 and 2019 was 5.2% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2020 of $1.3 million and $3.8 million, respectively, and for the three and nine months ended June 30, 2019 of $1.3 million and $3.8 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2020, there was approximately $432.3 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2020, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $331.9 million. The total amounts of employer contributions paid for the nine months ended June 30, 2020 were $5.5 million for U.S. plans and $20.7 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer plans that we do not control or manage.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of June 30, 2020 and September 30, 2019, and for the nine months ended June 30, 2020.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	June 30, 2020	September 30, 2019
Current assets	$3,700.3	$3,433.0
Non-current assets	3,523.1	4,064.3
Total assets	$7,223.4	$7,497.3

Current liabilities	$3,063.2	$3,508.0
Non-current liabilities	2,847.7	3,177.9
Total liabilities	5,910.9	6,685.9

Total stockholders' equity	1,312.5	811.4
Total liabilities and stockholders' equity	$7,223.4	$7,497.3

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the nine months ended
June 30, 2020
Revenue	$5,612.8
Cost of revenue	5,442.0
Gross profit	170.8

Net loss from continuing operations	(242.3)
Net income from discontinued operations	115.6
Net loss	$(126.7)

Net loss attributable to AECOM	$(126.7)

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2020, we had no outstanding borrowings under our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the nine months ended June 30, 2020, our weighted average floating rate borrowings were $337.1 million. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2020 would have increased by $2.5 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2020 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. We are not always aware if we or our affiliates are under investigation or the status of such matters. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, in the opinion of our management, based upon current information and discussions with counsel, with the exception of the matters noted in Note 15, Commitments and Contingencies, to the financial statements contained in this report to the extent stated therein, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. See Note 15, Commitments and Contingencies, to the financial statements contained in this report for a discussion of certain matters to which we are a party. The information set forth in such note is incorporated by reference into this Item 1. From time to time, we establish reserves for litigation or other proceedings when we consider it probable that a loss will occur.

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently believe are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

We face various risks related to health outbreaks such as the coronavirus that may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the recent global outbreak of the coronavirus pandemic. If significant portions of our workforce are unable to work or travel effectively for a prolonged period because of government-mandated quarantines, closures, or other restrictions, then our business and financial operations will be significantly impacted. For example, work on some non-essential construction and other client projects has temporarily halted our services on these projects. Extended disruptions due to the coronavirus could further delay or limit our ability to perform services, make or receive timely payments, and impair our ability to win future contracts. The continued spread of coronavirus without any impact from any effective treatments may cause further financial instability increasing our costs and ability to access the capital markets. The coronavirus pandemic is expected to reduce demand for our services and impact client spending in certain circumstances. An extended health outbreak could adversely affect the world economy resulting in an economic downturn that could further affect demand for our services. Any cost increases due to the coronavirus may not be fully recoverable or adequately covered by our insurance. We cannot at this time predict the duration of the coronavirus pandemic or the impact of government regulations that might be imposed in response of the pandemic, however, the coronavirus pandemic may have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns, interest rate fluctuations and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, the coronavirus pandemic is expected to reduce demand for our services and impact client spending in certain circumstances. In addition, commodity price volatility has previously impacted our oil and gas business and business regions whose economies are substantially dependent on commodities prices such as the Middle East and has also impacted North American oil and gas clients’ investment decisions.

Where economies are weakening, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If economic conditions remain uncertain and/or weaken and/or government spending is reduced, our revenue and profitability could be materially adversely affected.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, from time to time we may be subject to qui tam lawsuits. Qui tam lawsuits typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We had approximately $2.1 billion of indebtedness (excluding intercompany indebtedness) outstanding as of June 30, 2020, of which $48.1 million was secured obligations (exclusive of $21.2 million of outstanding undrawn letters of credit) and, as of June 30, 2020, we have an additional $1.3 billion of availability under our Credit Agreement (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the nine months ended June 30, 2020 by $2.5 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

During fiscal 2019, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 29% of our total revenue. There are risks inherent in doing business internationally, including:

●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, such as in the Middle East and South East Asia;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as recent retaliatory tariffs between the United States and China;
●	recent political unrest in Hong Kong where AECOM has a significant presence;
●	impact of the coronavirus and its related economic impacts;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;

●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, while we maintain insurance that specifically covers these attacks, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

In some circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. In addition, project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions, pandemics including the current coronavirus, and other factors. Material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industry and client base.

We may not be able to maintain adequate surety and financial capacity necessary for us to successfully bid on and win contracts.

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of June 30, 2020 and September 30, 2019, we were contingently liable for $5.2 billion and $4.8 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $432.3 million and $493.7 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

ACAP’s real estate business involves managing, sponsoring, investing and developing commercial real estate projects (Real Estate Joint Ventures) that are inherently risky and may result in future losses since real estate markets are significantly impacted by economic trends and government policies that we do not control. Our registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities including completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees that may be provided by AECOM or an affiliate to secure the Real Estate Joint Venture financing. Although the Fund and the Real Estate Ventures have reserves that will be used to share any cost overruns of the Real Estate Joint Ventures, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated limited partners of the Real Estate Joint Ventures). Some of the Fund’s limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments on behalf of the limited partner co-investor in the event of a cost overrun of the Real Estate Joint Venture after additional specific reserves have been depleted. AECOM’s provision of lender guarantees is contingent upon the Real Estate Joint Ventures meeting AECOM’s underwriting criteria, including an affiliate of AECOM acting as either the construction manager at risk or the owner’s representative for the project, no material adverse change in AECOM’s financial condition, and the guarantee not violating a covenant under a material AECOM agreement.

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

The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships, price and ability to provide the relevant services in a timely, safe and cost-efficient manner. Increased competition may result in our inability to win bids for future projects, increased margin pressure and loss of revenue, profitability and market share.

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

At June 30, 2020, our contracted backlog was approximately $19.6 billion, our awarded backlog was approximately $21.2 billion and our unconsolidated joint venture backlog was approximately $0.7 billion for a total backlog of $41.5 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $19.1 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.5 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock (the “Program”). Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. The Company did not make any repurchases under the Program during the three months ended June 30, 2020. The maximum approximate dollar value of shares that may yet be purchased under the Program is $760.0 million.

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

None

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
2.1	Purchase and Sale Agreement, dated as of October 12, 2019, by and between AECOM and Maverick Purchaser Sub, LLC	Form 8-K	2.1	10/17/2019

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/15/2018

10.1#	Letter Agreement between AECOM and W. Troy Rudd dated June 13, 2020				X

Incorporated by Reference
(Exchange Act Filings Located
at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
10.2#	Letter Agreement between AECOM and Lara Poloni dated June 13, 2020				X

10.3#	Senior Leadership Severance Plan				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

95	Mine Safety Disclosure				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL				X

#Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 5, 2020	By:	/S/ W. TROY RUDD
W. Troy Rudd
Executive Vice President and Chief Financial Officer