Form 10-K
period 2020-09-30
AECOM
filed 2020-11-19
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-52423

AECOM

(Exact name of Registrant as specified in its charter)

Delaware State or Other Jurisdiction Of Incorporation or Organization	61-1088522 I.R.S. Employer Identification Number

300 South Grand Avenue, 9th Floor
Los Angeles, California	90071
Address of Principal Executive Offices	Zip Code

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

The aggregate market value of registrant’s common stock held by non-affiliates on March 27, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $4.5 billion.

Number of shares of the registrant’s common stock outstanding as of November 12, 2020: 150,763,791

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal 2020 year end.

PART I

ITEM 1. BUSINESS

In this report, we use the terms “the Company,” “we,” “us” and “our” to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2019 as “fiscal 2019” and the fiscal year ended September 30, 2020 as “fiscal 2020.”

Overview

We are a premier global infrastructure consulting firm, delivering professional services throughout the project lifecycle – from planning, architecture, design and engineering to program and construction management. We partner with our clients in the public and private sectors to solve some of their most complex infrastructure challenges on projects spanning transportation, buildings, water, governments, energy and the environment.

According to Engineering News-Record’s (ENR’s) 2020 Design Survey, we are the second largest general architectural and engineering design firm in the world, ranked by 2019 design revenue, and we are ranked as the largest environment firm in the world. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation, general building and certain water-related markets, as well as the number two green design firm and the number four green contractor in the world. We utilize our scale and the strength of our workforce to create innovative solutions for our clients. Increasingly, clients are turning to us to shape solutions to achieve their Environmental, Social, and Governance (ESG) objectives. With our market leading capabilities, we are uniquely well suited to address these challenges.

A leader in key markets helping our clients deliver their ESG priorities

Environmental

Social

Governance

ENR
Engineering News-Record

Source: 2020 ENR Rankings, reflecting global revenue

#1
- **Environment Firm**
- Chemical Remediation

#2
- Green Design Firm
- Water Supply
- Hazardous Waste
- Water Transmission & Aqueducts
- Wastewater Treatment
- Dams & Reservoirs

#3
- Site Assessment
- Clean Air Compliance
- Desalination Plants
- Solar Power

#4
- Green Contractor

Our business focuses primarily on providing fee-based planning, consulting, architectural and engineering design services and, therefore, our business is primarily driven by knowledge-based services. We primarily derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs. AECOM Capital primarily derives its income from real estate development sales and management fees.

On January 31, 2020, we completed the sale of our Management Services (MS) business to an affiliate of American Securities LLC and Lindsay Goldberg LLC.  Starting in the first quarter of fiscal 2020, our self-perform at-risk construction business met the criteria for held for sale.  Collectively, the Management Services business and the self-perform at-risk construction businesses met the criteria for discontinued operation classification.

During the first quarter of fiscal 2020, we reorganized our operating and reporting structure to better align with our ongoing professional services business. The businesses that comprised the Management Services reportable segment and the civil infrastructure, power and oil and gas construction businesses in the former Construction Services (CS) reportable segment were classified as discontinued operations.

We report our continuing business through three segments, each of which is described in further detail below: Americas, International, and AECOM Capital (ACAP). Such segments are organized by the differing specialized needs of the respective clients and how we manage the business. We have aggregated various operating segments into our reportable segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

●	Americas: Planning, consulting, architectural and engineering design, and construction management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	International: Planning, consulting, architectural and engineering design services to commercial and government clients in Europe, the Middle East, Africa, and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	AECOM Capital (ACAP): Investments primarily in real estate projects.

Our Americas and International Segments

Our Americas and International segments comprise a broad array of services, generally provided on a fee-for-service basis. These services include planning, consulting, architectural and engineering design, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architectural, landscape and interior design, urban and regional planning, project economics, cost consulting and environmental, health and safety work.  Our Americas segment provides services generally in the United States, Canada and Latin America.  Our International segment provides similar services generally in Europe, the Middle East, Africa and Asia-Pacific regions.

With our technical and management expertise, we are able to provide our clients a broad spectrum of services. For example, within our environmental management service offerings, we provide remediation, regulatory compliance planning and management, environmental modeling, environmental and social impact assessment and environmental permitting for major capital/infrastructure projects.

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

We provide the services in these segments both directly and through joint ventures or similar partner arrangements to the following end markets or business sectors:

Transportation.

●	Transit and Rail. Light rail, heavy rail (including highspeed, commuter and freight) and multimodal transit projects.
●	Marine, Ports and Harbors. Wharf facilities and container port facilities for private and public port operators.
●	Highways, Bridges and Tunnels. Interstate, primary and secondary urban and rural highway systems and bridge projects.
●	Aviation. Landside terminal and airside facilities, runways and taxiways.

Facilities.

●	Government. Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.
●	Industrial. Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.
●	Urban Master Planning/Design. Strategic planning and master planning services for new cities and major mixed-use developments in locations such as India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom and the United States.

●	Commercial and Leisure Facilities. For example, corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities and corporate campuses.
●	Educational. For example, college and university campuses.
●	Health Care. For example, private and public health facilities.
●	Correctional. For example, detention and correctional facilities.

Environmental.

●	Water and Wastewater. Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water reuse technologies.
●	Environmental Management. Remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management.
●	Water Resources. Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.

Energy/Power.

●	Demand Side Management. Public K12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.
●	Transmission and Distribution. Power stations and electric transmissions and distribution and cogeneration systems.
●	Alternative/Renewable Energy. Production facilities such as ethanol plants, wind farms and micro hydropower and geothermal subsections of regional power grids.
●	Hydropower/Dams. Hydroelectric power stations, dams, spillways, and flood control systems.
●	Solar. Solar photovoltaic projects and environmental permitting services.

Construction Management – We provide program and construction management services for large scale building facility construction projects primarily in the Americas including:

●	Sports arenas;
●	Modern office and residential towers;
●	Hotel and gaming facilities;
●	Meeting and exhibition spaces;
●	Performance venues;
●	Education facilities;
●	Mass transit terminals; and

●	Data centers.

Our AECOM Capital Segment

ACAP typically partners with investors and experienced developers as co-general partners. ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM or an affiliate may provide guarantees of certain financial obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations, and other lender required guarantees. In October 2019, AECOM-Canyon Partners, a joint venture between ACAP and Canyon Partners, LLC, a global alternative asset management firm, announced the final closing of an investment fund with just over $500 million in total commitments. The platform focuses on investing in co-general partner equity opportunities with high quality partners, primarily targeting “build-to-core” investments in the top 25 U.S. markets across all property types.

Thinking and Acting Globally

AECOM is at its best when we think and act globally. Our strategy is focused on setting a new standard of excellence in the professional services industry. First, our recently simplified operating structure promotes greater connectivity and collaboration across our seven regions and five global business lines. We drive growth by prioritizing our core markets, leaning into our greatest strengths and ensuring our best talent and resources are focused on nurturing client relationships. We are transforming the way we deliver work through technology and digital platforms improving the client experience and increasing efficiency. Lastly, we are building upon our position as a leading ESG company, unified by our purpose to deliver a better world.

Environmental, Social and Governance Matters

We are committed to being a leader in environmental sustainability, social responsibility, and corporate governance.

We embrace sustainability by striving to make a positive, lasting impact on society and the environment. Sustainability is at the core of what we do and how we operate — focusing on the environmental, social and governance impact of our business. Through our projects and our operations, we have both a significant opportunity and a responsibility to protect, enhance and restore the world's natural and social systems.

We are committed to addressing the effects of climate change as a key priority for our sustainability program by improving resilience and working to advance ambitious greenhouse gas emissions reduction targets. Having achieved our previous emissions reduction targets ahead of schedule, we have set new science-based targets for 2025 that are in alignment with the Paris Agreement's goals to limit the worst effects of climate change: a 20% reduction in Scope 1 and 2 emissions and a 10% reduction in supply chain emissions from our 2018 baseline. Our new targets have been independently validated by the Science Based Targets initiative (SBTi) and, at the time of validation, AECOM was the first and only US-based company in the engineering and construction sector to have set SBTi targets.

In addition, we continue to invest in proprietary innovations and solutions to combat globally pervasive emerging contaminants, such as our patented DE-FLUOROTM water treatment solution to destroy per- and polyfluoroalkyl substances (PFAS) on-site.

We have established an internal Global ESG Council to coordinate and drive our ESG initiatives across AECOM worldwide, and our Board, including through its Committees, has oversight over ESG matters. Additional information regarding our ESG initiatives is located on the investor relations section of our website, at https://investors.aecom.com/.

Human Capital Management

The foundation of our continuing success as a premier professional services enterprise is the ability to attract and retain the industry’s best, diverse talent by providing a culture of equity, diversity, inclusion, development, opportunity and empowerment. This understanding informs our approach to managing our human capital resources

Our principal asset is our employees, and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2020, we employed approximately 54,000 persons, of whom approximately 22,000 were employed in the United States. Over 4,000 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project. We believe that the quality and level of service that our professionals deliver are among the highest in our industry.

We are committed to enhancing our position as a leading employer in our industry. Our culture and reputation as a leader in the engineering and construction sector enables us to recruit and retain some of the best available talent in the countries we operate in. We believe in a culture of equity, diversity and inclusion, and we are committed to advancing safe and respectful work environments where our employees are invited to bring their talents, backgrounds and expertise to bear on some of the world’s most complex problems and where every person has the opportunity to thrive personally and professionally.

We are committed to engaging our employees globally to understand regional inclusion and diversity opportunities, building leadership accountability and expanding recruitment efforts to foster a workforce reflective of our communities. To continue attracting and retaining some of the most talented employees in our industry, we ensure employees have the tools and resources they need to hone their skills, develop strong leadership behaviors and advance their careers. Our human capital objectives and initiatives are overseen by our Board as per our Corporate Governance Guidelines.

Health and Safety. Core to our corporate values is safeguarding our people and fostering a culture of caring that promotes the wellbeing of our employees, contractors and business partners. We safeguard our people, projects and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. We maintain our industry’s best-in-class lost workday case and recordable incident rates, and our safety performance is consistently recognized by key clients across the regions where we work as well as by recognized safety organizations.

Equity, diversity and inclusion. While ED&I has always been a part of our culture, we continue to advance efforts globally to integrate our principles into all aspects of our work and measure results. We are focused on four key areas: 1) Building diverse talent through our recruitment efforts, as well as offering internships (including virtual internships during the Covid-19 pandemic) and partnering with nonprofit organizations and universities, 2) Enriching communities through pro-bono work, volunteerism, philanthropy and strategic partnerships, 3) Expanding understanding and empathy among employees through community-building, training and family-friendly benefit policies, and 4) Prioritizing the social impact and benefits of ED&I into every project we pursue and the innovative solutions we deliver.

Employee experience. We continue to enhance our employee programs, workplace culture and digital technologies to support employees and managers in more effective and efficient ways to execute their work and meaningfully engage with clients. These efforts include employee wellness and wellbeing programs to better support employees while working remotely during the Covid-19 pandemic and beyond, expanding access and technical training programs through our online education portal, AECOM University, delivering new digital tools to boost connectivity among employees, and advancing frontline leadership programs.

Workplace of the future. Drawing upon the experiences of our professionals, who have remained highly productive while working remotely during the Covid-19 pandemic, we have invited their input and ideas to begin to shape the future ways of working at AECOM. In particular, through a global competition, we challenged our professionals to consider how new workspaces can support health, collaboration and camaraderie, how technology and tools can be leveraged to ensure continuing productivity and client engagement, and what they need to be well and engaged. Many of the resulting ideas are being implemented regionally and globally.

Community responsibility. Through strategic nonprofit partnerships, pro-bono work, skills-based volunteering and philanthropy, Blueprint for a Better World, our corporate responsibility platform, is focused on delivering access to safe and secure infrastructure to those who need it most, creating opportunity for the leaders of tomorrow and protecting our planet so that our company can fulfill its purpose to deliver a better world.  As part of the Blueprint pro-bono program, our technical experts partnered with nonprofit organizations in their local communities to provide critical design, engineering and infrastructure solutions. In fiscal 2020, we continued to further our employees’ passion through the Blueprint Travel Grant program, which included building dormitories to further Peruvian girls’ education, purifying drinking water on the Zinga Islands of Uganda, strengthening engineering ecosystems in Sub-Saharan Africa, and designing and fundraising for a women and children’s center in Kosovo. In addition, we sustained our commitment to our enterprise strategic nonprofit partners – Engineers Without Borders and Water for People.

Our Clients

Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30,
	($ in millions)
	2020		2019		2018
U.S. Federal Government	$1,027.8	8%	$1,273.7	9%	$1,141.3	8%
U.S. State and Local Governments	2,709.7	20	2,696.6	20	3,144.2	23
Non-U.S. Governments	1,869.0	14	2,031.5	15	2,127.9	15
Subtotal Governments	5,606.5	42	6,001.8	44	6,413.4	46
Private Entities (worldwide)	7,633.5	58	7,640.7	56	7,464.9	54
Total	$13,240.0	100%	$13,642.5	100%	$13,878.3	100%

No single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 8%, 9% and 8% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2020, 2019 and 2018, respectively.

Contracts

The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts.

Cost-Reimbursable Contracts

Cost-reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time-and-materials price contracts. Under cost-plus contracts, we charge clients for our costs, including both direct and indirect costs, plus a negotiated fee or rate. We recognize revenues based on actual direct costs incurred and the applicable fixed rate or portion of the fixed fee earned as of the balance sheet date. Under time-and-materials price contracts, we negotiate hourly billing rates and charge clients based on the actual time we expend on the project. In addition, clients reimburse us for materials and other direct incidental expenditures incurred in connection with our performance under the contract. Time-and-material price contracts may also have a fixed-price element in the form of not-to-exceed or guaranteed maximum price provisions.

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

Fixed-Price Contracts

Fixed-price contracts include both lump-sum and fixed-unit price contracts. Under lump-sum contracts, we perform all the work under the contract for a specified price. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Under fixed-unit price contracts, we perform a number of units of work at an agreed price per unit with the total payment under the contract determined by the actual number of units delivered. Revenue is recognized for fixed-price contracts using the input method measured on a cost-to-cost basis.

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

For the year ended September 30, 2020, our revenue was comprised of 43%, 30%, and 27% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

Joint Ventures

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and therefore may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. Backlog for our consolidated subsidiaries is comprised of contracted backlog and awarded backlog. Our contracted backlog includes revenue we expect to record in the future from signed contracts, and in the case of a public client, where the project has been funded. We report transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $18.9 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provision of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.6 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. The net results of our unconsolidated joint ventures are recognized as equity earnings, and awarded and contracted backlog representing our proportionate share of work to be performed by unconsolidated joint ventures is not presented as revenue in our Consolidated Statements of Operations. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2020 increased $4.7 billion, or 12.9%, to $41.2 billion as compared to $36.5 billion for the corresponding period last year, primarily due to an increase in our construction management business.

The following summarizes contracted and awarded backlog (in billions):

	September 30,
	2020	2019
Contracted backlog:
Americas segment	$15.8	$13.9
International segment	3.7	3.6
Total contracted backlog	$19.5	$17.5
Awarded backlog:
Americas segment	$20.1	$17.2
International segment	1.0	0.8
Total awarded backlog	$21.1	$18.0
Unconsolidated joint venture backlog:
Americas segment	$0.6	$1.0
International segment	—	—
Total unconsolidated joint venture backlog	$0.6	$1.0
Total backlog:
Americas segment	$36.5	$32.1
International segment	4.7	4.4
Total backlog	$41.2	$36.5

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

We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, our long-term client relationships, our extensive network of offices, our employee expertise, and our broad range of services. In addition, as a result of our extensive national and international network, we are able to offer our clients localized knowledge and expertise, as well as the support of our worldwide professional staff. In addition, through investments in technology and innovation, we are able to bring advanced solutions to clients.

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

Environmental, Health and Safety.  Our business involves the planning, design, program management, construction management, and operations and maintenance at various project sites, including, but not limited to, nuclear facilities, hazardous waste and Superfund sites, hydrocarbon production, distribution and transport sites, and other infrastructure-related facilities. We also regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands.

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed. For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable national and state laws, that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances. In addition, some environmental regulations can impose liability for the entire clean-up upon owners, operators, generators, transporters and other persons arranging for the treatment or disposal of such hazardous substances related to contaminated facilities or project sites. Other federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act, as well as other comparable national and state laws. Liabilities related to environmental contamination or human exposure to hazardous substances, comparable national and state laws or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities.

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

Anti-Bribery and other regulations.  We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that “fails to prevent bribery” committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations, and trade sanctions against embargoed countries. We provide services to the DOD and other defense-related entities that often require specialized professional qualifications and security clearances. In addition, as engineering design services professionals, we are subject to a variety of local, state, federal, and foreign licensing and permit requirements and ethics rules.

Raw Materials

We purchase most of the raw materials and components necessary to operate our business from numerous sources. However, the price and availability of raw materials and components may vary from year to year due to customer demand, production capacity, market conditions, and material shortages. While we do not currently foresee the lack of availability of any particular raw materials in the near term, prolonged unavailability of raw materials necessary to our projects and services or significant price increases for those raw materials could have a material adverse effect on our business in the near term.

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

Available Information

The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The SEC also maintains a web site (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the “Investors” section. Copies of the information identified above may be obtained without charge from us by writing to AECOM, 300 South Grand Avenue, 9th Floor, Los Angeles, California 90071, Attention: Corporate Secretary.

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

Risks Related to Our Markets, Customers and Business

We face various risks related to health outbreaks such as the Covid-19 coronavirus that may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the current global outbreak of the Covid-19 coronavirus pandemic. The coronavirus pandemic is expected to reduce demand for our services and impact client spending in certain circumstances. An extended health outbreak could adversely affect the world economy resulting in an economic downturn that could further affect demand for our services. If significant portions of our workforce are unable to work or travel effectively for a prolonged period because of government-mandated quarantines, closures, or other restrictions, then our business and financial operations will be significantly impacted. For example, work on some non-essential construction and other client projects has temporarily halted our services on these projects. Extended disruptions due to the coronavirus could further delay or limit our ability to perform services, make or receive timely payments, and impair our ability to win future contracts. The continued spread of coronavirus without any impact from any effective treatments may cause further financial instability increasing our costs and ability to access the capital markets. Any cost increases due to the coronavirus may not be fully recoverable or adequately covered by our insurance. We cannot at this time predict the duration of the coronavirus pandemic or the impact of government regulations that might be imposed in response of the pandemic; however, the coronavirus pandemic may have a material adverse effect on our business, financial position, results of operations and cash flows.

Our industry is highly competitive, and we may be unable to compete effectively, which could result in reduced revenue, profitability and market share.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns, interest rate fluctuations and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, the Covid-19 coronavirus pandemic is expected to reduce demand for our services and impact client spending in certain circumstances. Where economies are weakening, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If economic conditions remain uncertain and/or weaken and/or government spending is reduced, our revenue and profitability could be materially adversely affected.

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state, and local governments. During fiscal 2020 and 2019, approximately 42% and 44%, respectively, of our revenue was derived from contracts with government entities.

Most government contracts are subject to the government’s budgetary approval process. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, a government shutdown, competing priorities for appropriation, changes in administration or control of legislatures, and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on governments, including as a result of the coronavirus, may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

If we are unable to win or renew government contracts during regulated procurement processes, our operations and financial results would be harmed.

Government contracts are awarded through a regulated procurement process. The federal government has awarded multi-year contracts with pre-established terms and conditions, such as indefinite delivery contracts, that generally require those contractors that have previously been awarded the indefinite delivery contract to engage in an additional competitive bidding process before a task order is issued. In addition, the federal government has also awarded federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance. As a result of these competitive pricing pressures, our profit margins on future federal contracts may be reduced and may require us to make sustained efforts to reduce costs in order to realize profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. In addition, we may not be awarded government contracts because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits, and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, from time to time we may be subject to qui tam lawsuits. Qui tam lawsuits typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

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

Risks Related to our Capital Structure

The agreements governing our debt contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

The Credit Agreement and the indentures governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect and, in many respects, limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2020 by $2.9 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

Risks Related to our International Operations

The uncertainty surrounding the implementation of and effects of the United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

In March 2017, the United Kingdom government initiated a process to withdraw from the European Union (Brexit) and began negotiating the terms of its separation. The United Kingdom formally left the European Union on January 31, 2020, and is now in a transition period through December 31, 2020. Although the United Kingdom will remain in the European Union single market and customs union during the transition period, the long-term nature of the United Kingdom's relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The uncertainty surrounding Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates. Our United Kingdom business is a significant part of our European operations with approximately 6,000 employees and revenues representing approximately 6% of our total revenue for the fiscal year ended September 30, 2020. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

During fiscal 2020, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 29% of our total revenue. There are risks inherent in doing business internationally, including:

●	imposition of governmental controls and changes in laws, regulations or policies;

●	political and economic instability, such as in the Middle East and South East Asia;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as retaliatory tariffs between the United States and China;
●	political unrest in Hong Kong where we have a significant presence;
●	impact of the coronavirus pandemic and its related economic impacts;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;
●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

Some of our services are performed in high-risk locations, such as the Middle East, Africa, and Southwest Asia, where the location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

Risks Related to Our Operations and Technology

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

We may experience errors, outages, or delays of service in our information technology systems, which could significantly disrupt our operations, impact our clients and employees, damage our reputation, and result in litigation and regulatory fines or penalties. Various privacy and securities laws pertaining to client and employee data usage require us to manage and protect sensitive and proprietary information. For example, the European’s Union General Data Protection Regulation extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. In addition, the California Consumer Privacy Act increased the penalties for data privacy incidents.

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

Risks Related to Contracts and Joint Ventures

Our business and operating results could be adversely affected by losses under fixed-price or guaranteed maximum price contracts.

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2020, our revenue was comprised of 43%, 30%, and 27% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions and tariffs such as the 2018 tariffs on steel and aluminum imports in the United States could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify the customer should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2020 and September 30, 2019, we were contingently liable for $6.2 billion and $4.8 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $529.1 million and $493.7 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 10% of our fiscal 2020 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 4% of our fiscal 2020 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation.

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

ACAP’s real estate business involves managing, sponsoring, investing and developing commercial real estate projects (Real Estate Joint Ventures) that are inherently risky and may result in future losses since real estate markets are significantly impacted by economic trends and government policies that we do not control. Our registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities including completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees that may be provided by AECOM or an affiliate to secure the Real Estate Joint Venture financing. Although the Fund and the Real Estate Joint Ventures have reserves that will be used to share any cost overruns of the Real Estate Joint Ventures, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated limited partners of the Real Estate Joint Ventures). Some of the Fund’s limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments on behalf of the limited partner co-investor in the event of a cost overrun of the Real Estate Joint Venture after additional specific reserves have been depleted. AECOM’s provision of lender guarantees is contingent upon the Real Estate Joint Ventures meeting AECOM’s underwriting criteria, including an affiliate of AECOM acting as either the construction manager at risk or the owner’s representative for the project, no material adverse change in AECOM’s financial condition, and the guarantee not violating a covenant under a material AECOM agreement.

Risks Related to Laws and Regulations

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

Our services are subject to numerous environmental protection laws and regulations that are complex and stringent. Our business involves in part the planning, design, program management, construction management, and operations and maintenance at various sites, including but not limited to, nuclear facilities, hazardous waste and Superfund sites, hydrocarbon production, distribution and transport sites, and other infrastructure-related facilities. We also regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. In addition, we have contracts in support of U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of construction equipment. In the conduct of operations on these properties, and despite precautions having been taken, it is possible that there have been accidental releases of individually relatively small amounts of fuel, oils, hydraulic fluids and other fluids while storing or servicing this equipment. Such accidental releases though individually relatively small may have accumulated over time. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.

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

Risks Related to Acquisitions and Divestitures

AECOM is a smaller company after the sale of our Management Services business and may be more vulnerable to changing market conditions.

AECOM is a smaller company after the sale of our Management Services business and more reliant on our remaining business segments. Our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service debt may be diminished. Restructuring costs and other costs incurred in connection with the Management Services sale may exceed our estimates or diminish the benefits we expected to realize. In addition, any contingent purchase price adjustments could be unfavorable and result in lower aggregate cash proceeds. We are also obligated to incur ongoing costs and retain certain legal claims that were previously allocated to the Management Services business. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Other Risks

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the year ended September 30, 2020, we recorded a noncash impairment of long-lived assets, including goodwill of $83.6 million primarily related to a decrease in the estimated recovery and fair value of reporting units with self-perform at-risk construction.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2020, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $406.0 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions will require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2020, we contributed $4.0 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

We may experience disproportionately high levels of collection risk and nonpayment if certain clients in specific geographic areas or industries are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While no one client accounted for over 10% of our revenue for fiscal 2020, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

At September 30, 2020, our contracted backlog was approximately $19.5 billion, our awarded backlog was approximately $21.1 billion and our unconsolidated joint venture backlog was approximately $0.6 billion for a total backlog of $41.2 billion. Our contracted backlog includes revenue we expect to record in the future from signed contracts and, in the case of a public sector client, where the project has been funded. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $18.9 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant difference between our contracted backlog and RUPO is revenue related to service contracts that extend beyond the termination provisions of those contracts. Our contracted backlog includes revenues for service contracts expected to be earned over the term of that contract. Guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience, resulting in RUPO to be $0.6 billion lower than contracted backlog. Our awarded backlog includes revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

We rely heavily upon the expertise and leadership of our people. There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel in the timeframe demanded by our clients. Also, some of our personnel hold government granted eligibility that may be required to obtain government projects. Loss of the services of, or failure to recruit senior management or key technical personnel could impact the long term performance of the Company and limit our ability to successfully complete existing projects and compete for new projects.

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

●	ability of our Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;
●	vesting of exclusive authority in our Board of Directors to determine the size of the board (subject to limited exceptions) and to fill vacancies; and
●	advance notice requirements for stockholder proposals and nominations for election to our Board of

Directors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located in approximately 31,000 square feet of space at 300 South Grand Avenue, Los Angeles, California. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 9.2 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We may add additional facilities from time to time in the future as the need arises.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ACM.” According to the records of our transfer agent, there were 1,826 stockholders of record as of November 12, 2020.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plans

The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2020:

	Column A		Column B		Column C
Number of securities
remaining available
	Number of securities		Weighted‑average		for future
	to be issued		exercise price of		issuance under
	upon exercise		Outstanding		equity compensation
	of outstanding		options,		plans (excluding
	options, warrants,		warrants, and		securities reflected
Plan Category	and rights(1)		Rights		in Column A)
Equity compensation plans not approved by stockholders:	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	3,997,870	(1)	$36.41	(2)	12,045,145
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		10,113,018
Total	3,997,870		$36.41		22,158,163
(1)

Includes 393,201 shares issuable upon the exercise of stock options, 2,058,518 shares issuable upon the vesting of Restricted Stock Units and 1,546,151 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(2)	Weighted-average exercise price of outstanding options only.
(3)	Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

Performance Measurement Comparison(1)

The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, and the S&P Composite 1500 Construction & Engineering, from October 2, 2015 to October 2, 2020.

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

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion, up from approximately $305 million authorization in place immediately prior to such date. A summary of the repurchase activity for the three months ended September 30, 2020 is as follows:

	Total Number		Total Number of Shares	Maximum Dollar Value that
	of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans or Programs	the Plans or Programs
July 1 – 31, 2020	—	$—	—	$760,000,000
August 1 – 31, 2020	—	—	—	760,000,000
September 1 – 30, 2020	3,459,937	39.39	3,459,937	623,698,000
Total	3,459,937	$39.39	3,459,937

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes, which are included in this Form 10-K. We derived the selected consolidated financial data from our audited consolidated financial statements. As discussed further in Note 3 to our consolidated financial statements, certain businesses were classified as discontinued operations in fiscal year 2020. The discontinued operations classification has been retrospectively applied to fiscal years 2019 and 2018, but not fiscal years 2017 and 2016, which may affect comparability.

	Year Ended September 30,
	2020	2019	2018	2017	2016

	(in millions, except share data)
Consolidated Statement of Operations Data:
Revenue	$13,240	$13,642	$13,878	$18,203	$17,411
Cost of revenue	12,530	13,030	13,399	17,519	16,768
Gross profit	710	612	479	684	643
Equity in earnings of joint ventures	49	49	49	142	104
General and administrative expenses	(190)	(148)	(135)	(134)	(115)
Restructuring costs	(188)	(95)	—	—	—
Gain (loss) on disposal activities	—	3	—	1	(43)
Impairment of long-lived assets	—	(25)	—	—	—
Acquisition and integration expenses	—	—	—	(39)	(214)
Income from operations	381	396	393	654	375
Other income	12	14	20	7	8
Interest expense	(160)	(161)	(201)	(232)	(258)
Income from continuing operations before income tax expense (benefit)	233	249	212	429	125
Income tax expense (benefit) from continuing operations	46	13	(4)	8	(38)
Net income from continuing operations	187	236	216	421	163
Net loss from discontinued operations	(341)	(420)	(19)
Net (loss) income	(154)	(184)	197
Net income attributable to noncontrolling interests from continuing operations	(16)	(25)	(21)
Net income attributable to noncontrolling interests from discontinued operations	(16)	(52)	(40)
Net income attributable to noncontrolling interests	(32)	(77)	(61)
Net income attributable to AECOM from continuing operations	171	211	195	421	163
Net loss attributable to AECOM from discontinued operations	(357)	(472)	(59)	—	—
Net (loss) income attributable to AECOM	$(186)	$(261)	$136	$421	$163

Net income attributable to AECOM per share:
Basic continuing operations per share	1.07	1.34	1.23	2.18	0.62
Basic discontinued operations per share	(2.24)	(3.00)	(0.37)	—	—
Basic	$(1.17)	$(1.66)	$0.86	$2.18	$0.62

Diluted continuing operations per share	1.06	1.32	1.20	2.13	0.62
Diluted discontinued operations per share	(2.22)	(2.95)	(0.36)	—	—
Diluted	$(1.16)	$(1.63)	$0.84	$2.13	$0.62

Weighted average shares outstanding: (in millions)
Basic	159	157	159	156	155
Diluted	161	160	162	159	156

	Year Ended September 30,
	2020	2019	2018	2017	2016

	(in millions, except employee data)
Other Data:
Depreciation and amortization(1)	$237	$261	$268	$279	$399
Amortization expense of acquired intangible assets(2)	52	86	97	103	202
Capital expenditures, net of disposals(3)	111	83	87	78	137
Contracted backlog	$19,541	$17,469	$15,419	$24,234	$23,710
Number of full‑time and part‑time employees(3)	54,000	86,000	87,000	87,000	87,000
(1)	Includes amortization of deferred debt issuance costs.
(2)	Included in depreciation and amortization above.
(3)	Includes discontinued operations.

	As of September 30,
	2020	2019	2018	2017	2016

	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,708	$886	$731	$802	$692
Working capital	1,440	1,073	998	1,104	696
Total assets	12,999	14,551	14,681	14,397	13,670
Long‑term debt excluding current portion	2,041	3,218	3,420	3,702	3,702
AECOM Stockholders’ equity	3,293	3,691	4,093	3,996	3,367

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as "anticipates," "believes," "expects," "estimates," "intends," "may," "plans," "potential," "projects," and "will" and that relate to future impacts caused by the Covid-19  coronavirus pandemic and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the Management Services transaction, including the risk that the expected benefits of the Management Services transaction or any contingent purchase price will not be realized within the expected time frame, in full or at all; the risk that costs of restructuring transactions and other costs incurred in connection with the Management Services transaction will exceed our estimates or otherwise adversely affect our business or operations; as well as other additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2019 as “fiscal 2019” and the fiscal year ended September 30, 2020 as “fiscal 2020.” Fiscal years 2020, 2019, and 2018 each contained 53, 52, and 52 weeks, respectively, and ended on October 2, September 27, and September 28, respectively.

Overview

We are a leading global provider of professional, technical and management support services for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design, construction management services, and investment and development services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government markets.

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

During the first quarter of fiscal 2020, we reorganized our operating and reporting structure to better align with our ongoing professional services business. This reorganization better reflected our continuing operations after the sale of our Management Services segment and planned disposal of our self-perform at-risk construction businesses, including our civil infrastructure, power, and oil & gas construction businesses. Our Management Services and self-perform at-risk construction businesses were part of our former Management Services segment and a substantial portion of our former Construction Services segment, respectively. These businesses are classified as discontinued operations in all periods presented.

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

Our Americas segment delivers planning, consulting, architectural and engineering design, and construction management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy. Our International segment delivers planning, consulting, and architectural and engineering design services to commercial and government clients in Europe, the Middle East, Africa, and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy. Revenue for these two segments is primarily derived from fees for services we provide.

Our ACAP segment primarily invests in and develops real estate projects. ACAP typically partners with investors and experienced developers as co-general partners. ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations, and maintenance services for ACAP funded projects.

Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, integrate and maximize the value of our recent acquisitions, allocate our labor resources to profitable and high growth markets, secure new contracts, and renew existing client agreements. Demand for our services is cyclical and may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation and profitability.

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

Regarding our capital allocation policy,  on November 13, 2020, the Board approved an increase in our repurchase authorization to $1.0 billion, up from the approximately $305 million authorization in place immediately prior to such date. We intend to deploy future available cash towards stock repurchases consistent with our capital allocation policy.

In July 2020, we drew $248.5 million on our secured delayed draw term loan facility for the purpose of redeeming all of the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes).

We expect to exit the self-perform at-risk construction and non-core oil and gas markets. We are in the process of exiting more than 30 countries, subject to applicable laws, as part of our ongoing plan to improve profitability and reduce our risk profile, and we continue to evaluate our geographic exposure as part of such plan.

We expect to incur restructuring costs of approximately $30 million to $50 million in fiscal 2021 primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for these restructuring actions are expected to be approximately $30 million to $50 million.

Covid-19 Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent its spread are affecting our businesses in a number of ways:

●	The coronavirus and accompanying economic effects are expected to reduce demand for our services and impact client spending in certain circumstances; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.
●	We have restricted non-essential business travel, required employees to work remotely where appropriate, reduced salaries or furloughed employees, reduced non-essential spending and limited physical interactions with our clients.
●	Non-essential construction and work on other client projects has been temporarily halted in certain jurisdictions.
●	Some contractual agreements are unable to be performed preventing us from making or receiving payments.
●	The coronavirus has made accessing the capital markets and engaging in business and client development more difficult.
●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.
●	State and local budget shortfalls in the U.S. have negatively impacted our pipeline of pursuits and the pace of award activity.
●	Certain markets, such as the U.K., Middle East, and Southeast Asia, are experiencing project delays that have impacted our performance and results.
●	During the second half of fiscal 2020, we benefited from government subsidies of approximately $23.2 million, which were received under various programs related to retaining employees.

Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the year ended September 30, 2018 was $5.6 million. There were no acquisitions consummated during the years ended September 30, 2020 and 2019.

All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2020	2019	2018	2017	2016

	(in millions)
Other Financial Data:
Revenue	$13,240	$13,642	$13,878	$18,203	$17,411
Cost of revenue	12,530	13,030	13,399	17,519	16,768
Gross profit	710	612	479	684	643
Equity in earnings of joint ventures	49	49	49	142	104
General and administrative expenses	(190)	(148)	(135)	(134)	(115)
Restructuring cost	(188)	(95)	—	—	—
Gain (loss) on disposal activities	—	3	—	1	(43)
Impairment of long-lived assets	—	(25)	—	—	—
Acquisition and integration expenses	—	—	—	(39)	(214)
Income from operations	$381	$396	$393	$654	$375

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

Investments in Unconsolidated Joint Ventures

We have noncontrolling interests in joint ventures accounted for under the equity method. Fees received for and the associated costs of services performed by us and billed to joint ventures with respect to work done by us for third-party customers are recorded as our revenues and costs in the period in which such services are rendered. In certain joint ventures, a fee is added to the respective billings from both us and the other joint venture partners on the amounts billed to the third-party customers. These fees result in earnings to the joint venture and are split with each of the joint venture partners and paid to the joint venture partners upon collection from the third-party customer. We record our allocated share of these fees as equity in earnings of joint ventures.

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

Undistributed Non-U.S. Earnings.  The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations of approximately $1.5 billion because we have the ability to and intend to permanently reinvest these basis differences overseas. If we were to repatriate these basis differences, additional taxes could be due at that time.

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

Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, as of September 30, 2020, a 1% increase in the WACC rate represents a $500 million decrease to the fair value of our reporting units. As of September 30, 2020, a 1% decrease in the terminal growth rate represents a $200 million decrease to the fair value of our reporting units.

Pension Benefit Obligations

A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $28.4 million to our international plans in fiscal 2021. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $12.2 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2021. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $75.2 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.1 million and increase by approximately $3.0 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $35.0 million and plan expense would increase by approximately $1.9 million.

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

Between September 30, 2019 and September 30, 2020, the aggregate worldwide pension deficit increased from $366.1 million to $406.0 million due to decreased discount rates. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2020	2019	$	%

	($ in millions)
Revenue	$13,240.0	$13,642.5	$(402.5)	(3.0)%
Cost of revenue	12,530.4	13,030.8	(500.4)	(3.8)
Gross profit	709.6	611.7	97.9	16.0
Equity in earnings of joint ventures	48.8	49.3	(0.5)	(1.1)
General and administrative expenses	(188.6)	(148.2)	(40.4)	27.3
Restructuring cost	(188.3)	(95.4)	(92.9)	97.3
Gain on disposal activities	—	3.6	(3.6)	(100.0)
Impairment of long-lived assets	—	(24.9)	24.9	(100.0)
Income from operations	381.5	396.1	(14.6)	(3.7)
Other income	11.1	14.6	(3.5)	(24.0)
Interest expense	(160.0)	(161.5)	1.5	(1.0)
Income from continuing operations before income tax expense	232.6	249.2	(16.6)	(6.6)
Income tax expense from continuing operations	45.7	13.5	32.2	239.0
Net income from continuing operations	186.9	235.7	(48.8)	(20.7)
Net loss from discontinued operations	(340.6)	(419.7)	79.1	(18.8)
Net loss	(153.7)	(184.0)	30.3	(16.4)
Net income attributable to noncontrolling interests from continuing operations	(16.5)	(24.7)	8.2	(33.6)
Net income attributable to noncontrolling interests from discontinued operations	(16.2)	(52.4)	36.2	(69.0)
Net income attributable to noncontrolling interests	(32.7)	(77.1)	44.4	(57.7)
Net income attributable to AECOM from continuing operations	170.4	211.0	(40.6)	(19.2)
Net loss attributable to AECOM from discontinued operations	(356.8)	(472.1)	115.3	(24.4)
Net loss attributable to AECOM	$(186.4)	$(261.1)	$74.7	(28.6)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	94.6	95.5
Gross profit	5.4	4.5
Equity in earnings of joint ventures	0.4	0.4
General and administrative expenses	(1.5)	(1.1)
Restructuring costs	(1.4)	(0.7)
Gain on disposal activities	0.0	0.0
Impairment of long-lived assets	0.0	(0.2)
Income from operations	2.9	2.9
Other income	0.1	0.1
Interest expense	(1.2)	(1.2)
Income from continuing operations before income tax expense	1.8	1.8
Income tax expense from continuing operations	0.4	0.1
Net income from continuing operations	1.4	1.7
Net loss from discontinued operations	(2.6)	(3.0)
Net loss	(1.2)	(1.3)
Net income attributable to noncontrolling interests from continuing operations	(0.1)	(0.2)
Net income attributable to noncontrolling interests from discontinued operations	(0.1)	(0.4)
Net income attributable to noncontrolling interests	(0.2)	(0.6)
Net income attributable to AECOM from continuing operations	1.3	1.5
Net loss attributable to AECOM from discontinued operations	(2.7)	(3.4)
Net loss attributable to AECOM	(1.4)%	(1.9)%

Revenue

Our revenue for the year ended September 30, 2020 decreased $402.5 million, or 3.0%, to $13,240.0 million as compared to $13,642.5 million for the corresponding period last year.

The decrease in revenue for the year ended September 30, 2020 was primarily attributable to decreases in our Americas segment of $251.1 million and in our International segment of $150.0 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the years ended September 30, 2020 and 2019 were $7.1 billion and $7.4 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue was 54% during the year ended September 30, 2020 and the year ended September 30, 2019.

Gross Profit

Our gross profit for the year ended September 30, 2020 increased $97.9 million, or 16.0%, to $709.6 million as compared to $611.7 million for the corresponding period last year. For the year ended September 30, 2020, gross profit, as a percentage of revenue, increased to 5.4% from 4.5% in the year ended September 30, 2019.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the year ended September 30, 2020 was $48.8 million as compared to $49.3 million in the corresponding period last year.

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2020 increased $40.4 million, or 27.3%, to $188.6 million as compared to $148.2 million for the corresponding period last year. For the year ended September 30, 2020, general and administrative expenses increased to 1.5% from 1.1% for the year ended September 30, 2019.

The increase in general and administrative expenses was primarily due to the accelerated depreciation of a project management tool.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. We incurred additional restructuring costs in fiscal 2020 primarily related to optimizing our cost structure and eliminating overhead costs as a result of the sale of the Management Services business and the exit of our self-perform at-risk construction business. During the year ended September 30, 2020, we incurred restructuring expenses of $188.3 million, primarily related to personnel costs. During the year ended September 30, 2019, we incurred restructuring expenses of $95.4 million.

Gain on Disposal Activities

Gain on disposal activities in the accompanying statements of operations for the year ended September 30, 2019 was $3.6 million. The gain on disposal activities in the year ended September 30, 2019 primarily relates to the sale of certain non-core assets as part of our plan to improve profitability and reduce our risk profile.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $24.9 million for the year ended September 30, 2019. The impairment of long lived assets was primarily related to leasehold improvements that were no longer recoverable. The impairment loss did not repeat in fiscal year 2020.

Other Income

Our other income for the year ended September 30, 2020 decreased $3.5 million to $11.1 million as compared to $14.6 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the year ended September 30, 2020 was $160.0 million as compared to $161.5 million for the corresponding period last year.

The decrease in interest expense for the year ended September 30, 2020 was primarily due to lower average outstanding debt during the period.

Income Tax Expense

Our income tax expense for the year ended September 30, 2020 was $45.8 million compared to $13.5 million for the year ended September 30, 2019. The increase in tax expense for the year ended September 30, 2020, compared to the corresponding period last year, is due primarily to a decrease in benefit of $10.6 million related to changes in valuation allowances and an increase in tax expense of $8.2 million related to nondeductible costs, and an increase in tax expense related to foreign rate differential of $6.3 million.

During fiscal 2020, management approved a tax planning strategy and we restructured certain operations in Canada which resulted in the release of a valuation allowance related to net operating losses and other deferred tax assets in the amount of $31.7 million. We are now forecasting the utilization of the net operating losses within the foreseeable future. The new positive evidence was evaluated against any negative evidence to determine the valuation allowance was no longer needed.

During fiscal 2019, a valuation allowance in the amount of $38.1 million related to foreign tax credits was released due to sufficient positive evidence obtained during the fiscal year. The positive evidence included the issuance of regulations related to the Tax Act and forecasting the utilization of the foreign tax credits within the foreseeable future.

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

Net Loss From Discontinued Operations

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

Net loss from discontinued operations decreased $79.1 million to $340.6 million from $419.7 million for the years ended September 30, 2020 and 2019, respectively. The decrease in net loss from discontinued operations for the year ended September 30, 2020 was primarily due to a $161.9 million gain recorded on the disposal of our Management Services business.  The gain was offset by impairment of goodwill of approximately $83.6 million related to the self-perform at-risk construction business, and a $247.2 million loss related to the remeasurement of the businesses within discontinued operations based on estimated fair values less costs to sell. Net loss from discontinued operations for the year ended September 30, 2019 included a goodwill impairment of $588.0 million related to a reduction in estimated fair value of our at-risk construction businesses and a reduction in our self-perform at-risk construction exposure.

Net Loss Attributable to AECOM

The factors described above resulted in the net loss attributable to AECOM of $186.4 million for the year ended September 30, 2020, as compared to the net loss attributable to AECOM of $261.1 million for the year ended September 30, 2019.

Results of Operations by Reportable Segment

Americas

	Fiscal Year Ended
	September 30,	September 30,	Change
	2020	2019	$	%

	( in millions)
Revenue	$10,131.5	$10,382.6	$(251.1)	(2.4)%
Cost of revenue	9,551.0	9,871.1	(320.1)	(3.2)
Gross profit	$580.5	$511.5	$69.0	13.5%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	94.3	95.1
Gross profit	5.7%	4.9%

Revenue

Revenue for our Americas segment for the year ended September 30, 2020 decreased $251.1 million, or 2.4%, to $10,131.5 million as compared to $10,382.6 million for the corresponding period last year.

The decrease in revenue for the year ended September 30, 2020 was primarily driven by near-term headwinds from the coronavirus pandemic and lower oil and gas prices.

Gross Profit

Gross profit for our Americas segment for the year ended September 30, 2020 increased $69.0 million, or 13.5%, to $580.5 million as compared to $511.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.7% of revenue for the year ended September 30, 2020 from 4.9% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2020 were primarily due to reduced costs resulting from restructuring activities that commenced during the prior year.

International

	Fiscal Year Ended
	September 30,	September 30,	Change
	2020	2019	$	%

	(in millions)
Revenue	$3,101.7	$3,251.7	$(150.0)	(4.6)%
Cost of revenue	2,979.5	3,159.8	(180.3)	(5.7)
Gross profit	$122.2	$91.9	$30.3	33.0%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	96.1	97.2
Gross profit	3.9%	2.8%

Revenue

Revenue for our International segment for the year ended September 30, 2020 decreased $150.0 million, or 4.6%, to $3,101.7 million as compared to $3,251.7 million for the corresponding period last year.

The decrease in revenue for the year ended September 30, 2020 was primarily attributable to declines in the United Kingdom and Greater China regions due to downtime caused by the impact of the coronavirus pandemic in those regions and the Middle East was impacted by lower oil and gas prices.

Gross Profit

Gross profit for our International segment for the year ended September 30, 2020 increased $30.3 million, or 33.0%, to $122.2 million as compared to $91.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 3.9% of revenue for the year ended September 30, 2020 from 2.8% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2020 was primarily due to reduced costs resulting from restructuring activities that commenced during the prior year.

AECOM Capital

	Fiscal Year Ended
	September 30,	September 30,	Change
	2020	2019	$	%

	(in millions)
Revenue	$6.8	$8.2	$(1.4)	(17.1)%
Equity in earnings of joint ventures	$14.7	$17.7	$(3.0)	(16.9)
General and administrative expenses	$(8.6)	$(5.0)	$(3.6)	72.0%

* NM - Not Meaningful

Fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2019	2018	$	%

	($ in millions)
Revenue	$13,642.5	$13,878.3	$(235.8)	(1.7)%
Cost of revenue	13,030.8	13,399.3	(368.5)	(2.8)
Gross profit	611.7	479.0	132.7	27.7
Equity in earnings of joint ventures	49.3	49.4	(0.1)	(0.1)
General and administrative expenses	(148.2)	(135.8)	(12.4)	9.1
Restructuring cost	(95.4)	—	(95.4)	0.0
Gain on disposal activities	3.6	—	3.6	0.0
Impairment of long-lived assets	(24.9)	—	(24.9)	0.0
Income from operations	396.1	392.6	3.5	0.9
Other income	14.6	20.6	(6.0)	(29.4)
Interest expense	(161.5)	(201.0)	39.5	(19.7)
Income from continuing operations before income tax expense (benefit)	249.2	212.2	37.0	17.4
Income tax expense (benefit) from continuing operations	13.5	(3.5)	17.0	(486.3)
Net income from continuing operations	235.7	215.7	20.0	9.3
Net loss from discontinued operations	(419.7)	(18.6)	(401.1)	NM
Net (loss) income	(184.0)	197.1	(381.1)	(193.3)
Net income attributable to noncontrolling interests from continuing operations	(24.7)	(20.2)	(4.5)	22.3
Net income attributable to noncontrolling interests from discontinued operations	(52.4)	(40.4)	(12.0)	29.4
Net income attributable to noncontrolling interests	(77.1)	(60.6)	(16.5)	27.0
Net income attributable to AECOM from continuing operations	211.0	195.5	15.5	7.9
Net loss attributable to AECOM from discontinued operations	(472.1)	(59.0)	(413.1)	699.5
Net (loss) income attributable to AECOM	$(261.1)	$136.5	$(397.6)	(291.3)%

*NM - Not Meaningful

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	95.5	96.5
Gross profit	4.5	3.5
Equity in earnings of joint ventures	0.4	0.4
General and administrative expenses	(1.1)	(1.1)
Restructuring costs	(0.7)	0.0
Gain on disposal activities	0.0	0.0
Impairment of long-lived assets	(0.2)	0.0
Income from operations	2.9	2.8
Other income	0.1	0.1
Interest expense	(1.2)	(1.4)
Income from continuing operations before income tax expense (benefit)	1.8	1.5
Income tax expense (benefit) from continuing operations	0.1	(0.1)
Net income from continuing operations	1.7	1.6
Net loss from discontinued operations	(3.0)	(0.2)
Net (loss) income	(1.3)	1.4
Net income attributable to noncontrolling interests from continuing operations	(0.2)	(0.1)
Net income attributable to noncontrolling interests from discontinued operations	(0.4)	(0.3)
Net income attributable to noncontrolling interests	(0.6)	(0.4)
Net income attributable to AECOM from continuing operations	1.5	1.5
Net loss attributable to AECOM from discontinued operations	(3.4)	(0.5)
Net (loss) income attributable to AECOM	(1.9)%	1.0%

Revenue

Our revenue for the year ended September 30, 2019 decreased $235.8 million, or 1.7%, to $13,642.5 million as compared to $13,878.3 million for the year ended September 30, 2018.

The decrease in revenue for the year ended September 30, 2019 was primarily attributable to a decrease in our subcontractor activity for residential high-rise buildings in New York City compared to the prior year.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the years ended September 30, 2019 and 2018 were $7.4 billion and $7.7 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue decreased to 54% during the year ended September 30, 2019 compared with 56% during the year ended September 30, 2018.

Gross Profit

Our gross profit for the year ended September 30, 2019 increased $132.7 million, or 27.7%, to $611.7 million as compared to $479.0 million for the year ended September 30, 2018. For the year ended September 30, 2019, gross profit, as a percentage of revenue, increased to 4.5% from 3.5% in the year ended September 30, 2018.

Gross profit changes were due to the reasons noted in the Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the year ended September 30, 2019 was $49.3 million as compared to $49.4 million in the year ended September 30, 2018.

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2019 increased $12.4 million, or 9.1%, to $148.2 million as compared to $135.8 million for the year ended September 30, 2018. For the year ended September 30, 2019, general and administrative expenses remained at 1.1% for the years ended September 30, 2019 and 2018.

Restructuring Costs

In the first quarter of fiscal 2019, we commenced a restructuring plan to improve profitability. During the year ended September 30, 2019, we incurred restructuring expenses of $95.4 million. We expect to achieve approximately $225 million of annual cost savings, which is expected to contribute to $150 million of cost savings in fiscal 2020.

Gain on Disposal Activities

Gain on disposal activities in the accompanying statements of operations for the year ended September 30, 2019 was $3.6 million for the year ended September 30, 2018. The gain on disposal activities primarily relates to incremental gains on the sale of specific non-core oil and gas assets in North America from our CS segment previously classified as assets held for sale.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $24.9 million for the year ended September 30, 2019. The impairment of long lived assets was primarily related to leasehold improvements that were no longer recoverable.

Other Income

Our other income for the year ended September 30, 2019 decreased $6.0 million to $14.6 million as compared to $20.6 million for the year ended September 30, 2018.

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

Interest Expense

Our interest expense for the year ended September 30, 2019 was $161.5 million as compared to $201.0 million for the year ended September 30, 2018.

The decrease in interest expense for the year ended September 30, 2019 was primarily due to a $34.5 million prepayment premium paid on our $800 million unsecured 5.750% Senior Notes due 2022 that was incurred during the year ended September 30, 2018 and did not repeat in 2019.

Income Tax Expense (Benefit)

Our income tax expense for the year ended September 30, 2019 was $13.5 million compared to a benefit of $3.5 million for the year ended September 30, 2018. The increase in tax expense for the year ended September 30, 2019, compared to the year ended September 30, 2018, is due primarily to one-time items that occurred during the fiscal year ended September 30, 2018, including valuation allowance increases of $37.8 million, a $12.5 million net tax expense related to one-time U.S. federal tax law changes, a tax benefit of $26.0 million related to changes in uncertain tax positions primarily in the U.S. and Canada, and a tax benefit of $27.7 million related to an audit settlement in the U.S. The tax impact of these items was partially offset by a tax benefit of $26.5 million that occurred in fiscal 2019 related to changes in valuation allowances including the release of a valuation allowance in the amount of $38.1 million due to sufficient positive evidence obtained during fiscal 2019.

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

During fiscal 2018, we effectively settled a U.S. federal income tax examination for URS pre-acquisition tax years 2012, 2013 and 2014 and recorded a benefit of $27.7 million related to various adjustments, in addition to the favorable settlement of R&D credits of $19.9 million recorded in fiscal 2018.

During fiscal 2018, President Trump signed The Tax Cuts and Jobs Act (Tax Act) into law. The Tax Act reduced our U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on certain foreign sourced earnings, and eliminated or reduced certain deductions.

In fiscal 2018, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was a $38.9 million tax expense. In addition, we released the deferred tax liability and recorded a tax benefit related to certain foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $79.8 million and accrued $53.4 million of tax expense on these earnings as part of the one-time transition tax.

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

Net Loss From Discontinued Operations

Net loss from discontinued operations increased $401.1 million to $419.7 million compared to $18.6 million for the years ended September 30, 2019 and 2018, respectively. The increase in net loss from discontinued operations for the year ended September 30, 2019 was primarily related to goodwill impairment of $588.0 million recognized due to a reduction in the estimated fair value of our at-risk construction business and a reduction in our self-perform at-risk construction exposure.

Net (Loss) Income Attributable to AECOM

The factors described above resulted in the net loss attributable to AECOM of $261.1 million for the year ended September 30, 2019, as compared to the net income attributable to AECOM of $136.5 million for the year ended September 30, 2018.

Results of Operations by Reportable Segment

Americas

	Fiscal Year Ended
	September 30,	September 30,	Change
	2019	2018	$	%

	( in millions)
Revenue	$10,382.6	$10,512.3	$(129.7)	(1.2)%
Cost of revenue	9,871.1	10,108.5	(237.4)	(2.3)
Gross profit	$511.5	$403.8	$107.7	26.7%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	95.1	96.2
Gross profit	4.9%	3.8%

Revenue

Revenue for our Americas segment for the year ended September 30, 2019 decreased $129.7 million, or 1.2%, to $10,382.6 million as compared to $10,512.3 million for the year ended September 30, 2018.

The decrease in revenue for the year ended September 30, 2019 was primarily attributable to decreased construction management of airports in the U.S. and residential high-rise buildings in New York City of approximately $340 million, partially offset by an increase in design consulting services, largely due to increased work performed on a residential housing storm disaster relief program.

Gross Profit

Gross profit for our Americas segment for the year ended September 30, 2019 increased $107.7 million, or 26.7%, to $511.5 million as compared to $403.8 million for the year ended September 30, 2018. As a percentage of revenue, gross profit increased to 4.9% of revenue for the year ended September 30, 2019 from 3.8% in the year ended September 30, 2018.

The increases in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2019 were primarily due to reduced costs resulting from restructuring activities taken earlier in fiscal 2019.

International

	Fiscal Year Ended
	September 30,	September 30,	Change
	2019	2018	$	%

	(in millions)
Revenue	$3,251.7	$3,366.0	$(114.3)	(3.4)%
Cost of revenue	3,159.8	3,290.8	(131.0)	(4.0)
Gross profit	$91.9	$75.2	$16.7	22.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	97.2	97.8
Gross profit	2.8%	2.2%

Revenue

Revenue for our International segment for the year ended September 30, 2019 decreased $114.3 million, or 3.4%, to $3,251.7 million as compared to $3,366.0 million for the year ended September 30, 2018.

Gross Profit

Gross profit for our International segment for the year ended September 30, 2019 increased $16.7 million, or 22.2%, to $91.9 million as compared to $75.2 million for the year ended September 30, 2018. As a percentage of revenue, gross profit increased to 2.8% of revenue for the year ended September 30, 2019 from 2.2% in the year ended September 30, 2018.

AECOM Capital

	Fiscal Year Ended
	September 30,	September 30,	Change
	2019	2018	$	%

	(in millions)
Revenue	$8.2	$—	$8.2	NM	%
Equity in earnings of joint ventures	$17.7	$15.3	$2.4	15.7
General and administrative expenses	$(5.0)	$(11.2)	$6.3	(55.4)%

* NM — Not Meaningful

Equity in earnings of joint ventures included a gain on the sale of a property.

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $30 million to $50 million in restructuring costs in fiscal 2021 associated with previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2020, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At September 30, 2020, cash and cash equivalents were $1,708.3 million, an increase of $882.7 million, or 92.9%, from $885.6 million at September 30, 2019. The increase in cash and cash equivalents was primarily attributable to positive cash flows from operating activities and proceeds from the sale of our Management Services business, partially offset by repurchases of common stock and repayments of our credit agreement.

Net cash provided by operating activities was $329.6 million for the year ended September 30, 2020 as compared to $777.6 million for the year ended September 30, 2019. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the year ended September 30, 2020 provided a net unfavorable impact of $143.3 million as compared to a net benefit of $21.9 million during the year ended September 30, 2019. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash provided by investing activities was $2,037.4 million for the year ended September 30, 2020, as compared to net cash used of $146.8 million for the year ended September 30, 2019. This increase in cash provided was primarily attributable to the sale of our Management Services business in fiscal 2020.

Net cash used in financing activities was $1,628.0 million for the year ended September 30, 2020, as compared to $433.3 million for the year ended September 30, 2019. This change was primarily attributable to repayments of our credit agreement and the redemption of our unsecured senior notes. Total borrowings outstanding varied during the period. For the year ended September 30, 2020, our weighted average floating rate borrowings were $292.4 million.

AECOM Caribe, a subsidiary of the Company, has incurred payment delays supporting the storm recovery work in the U.S. Virgin Islands. AECOM Caribe signed several contracts with Virgin Islands authorities to provide emergency design, construction and technical services after two Category Five hurricanes devastated the Virgin Islands in 2017, that were dependent on federal funding. AECOM Caribe and its subcontractors have performed over $750 million of work under the Virgin Islands contracts and payment delays have increased working capital by over $150 million from September 30, 2018 to September 30, 2019. We are currently negotiating with the Virgin Island authorities and U.S. Federal Emergency Management Agency to modify the contract and accelerate funding for current and future contractual payments; however, we can provide no certainty as to the timing or amount of future payments.

Working Capital

Working capital, or current assets less current liabilities, increased $367.0 million, or 34.2%, to $1,439.9 million at September 30, 2020 from $1,072.9 million at September 30, 2019. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,413.9 million at September 30, 2020 from $3,600.0 million at September 30, 2019.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 90 days at September 30, 2020 compared to 94 days at September 30, 2019.

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

Debt

Debt consisted of the following:

	September 30,	September 30,
	2020	2019

	(in millions)
2014 Credit Agreement	$248.5	$1,182.2
2014 Senior Notes	797.3	800.0
2017 Senior Notes	997.3	1,000.0
URS Senior Notes	—	248.1
Other debt	41.9	122.2
Total debt	2,085.0	3,352.5
Less: Current portion of debt and short-term borrowings	(20.9)	(98.3)
Less: Unamortized debt issuance costs	(23.0)	(36.2)
Long-term debt	$2,041.1	$3,218.0

The following table presents, in millions, scheduled maturities of our debt as of September 30, 2020:

Fiscal Year
2021	$20.9
2022	17.9
2023	244.8
2024	5.1
2025	799.0
Thereafter	997.3
Total	$2,085.0

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

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 2.7 at September 30, 2020. Our Consolidated Interest Coverage Ratio was 5.0 at September 30, 2020. As of September 30, 2020, we were in compliance with the covenants of the Credit Agreement.

At September 30, 2020 and September 30, 2019, outstanding standby letters of credit totaled $19.0 million and $22.8 million, respectively, under our revolving credit facilities. As of September 30, 2020 and September 30, 2019, we had $1,331.0 million and $1,327.2 million, respectively, available under our revolving credit facility.

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

As of September 30, 2020, the estimated fair value of the 2024 Notes was approximately $863.0 million. The fair value of the 2024 Notes as of September 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

On July 21, 2020, we completed a cash tender offer at par  for up to $639 million in aggregate principal amount of the 2024 Notes and the 2017 Senior Notes. We accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $2.7 million aggregate principal amount of the 2024 Notes at par. We made the cash tender offer at par to satisfy obligations under the indentures governing the 2024 Notes and the 2017 Senior Notes relating to the use of certain cash proceeds from our disposition of the Management Services business, which was completed on January 31, 2020.

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

We were in compliance with the covenants relating to the 2024 Notes as of September 30, 2020.

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

As of September 30, 2020, the estimated fair value of the 2017 Senior Notes was approximately $1,069.6 million. The fair value of the 2017 Senior Notes as of September 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of September 30, 2020.

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

The remaining $248.5 million principal amount of the 2022 URS Senior Notes were fully redeemed on August 31, 2020 using proceeds from a $248.5 million secured delayed draw term loan facility under the Credit Agreement, at a redemption price that was 106.835% of the principal amount outstanding plus accrued and unpaid interest. The August 31, 2020 redemption resulted in a $17.0 million prepayment premium, which was included in interest expense.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2020 and September 30, 2019, these outstanding standby letters of credit totaled $510.1 million and $470.9 million, respectively. As of September 30, 2020, we had $435.3 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2020, 2019 and 2018 was 5.3%, 5.1% and 5.1%, respectively.

Interest expense in the consolidated statement of operations included amortization of deferred debt issuance costs for the years ended September 30, 2020, 2019 and 2018 of $5.4 million, $5.0 million and $12.5 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of September 30, 2020, there was approximately $529.1 million outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2020, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $406.0 million. The total amounts of employer contributions paid for the year ended September 30, 2020 were $7.0 million for U.S. plans and $27.7 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. In addition, we have collective bargaining agreements with unions that require us to contribute various third party multiemployer plans that we do not control or manage. For the year ended September 30, 2020, we contributed $4.0 million to multiemployer pension plans.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of September 30, 2020 and for the twelve months then ended.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

September 30, 2020
Current assets	$3,801.9
Non-current assets	3,620.1
Total assets	$7,422.0

Current liabilities	$3,175.1
Non-current liabilities	2,806.8
Total liabilities	5,981.9

Total stockholders' equity	1,440.1
Total liabilities and stockholders' equity	$7,422.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the twelve months ended
September 30, 2020
Revenue	$7,437.8
Cost of revenue	7,128.2
Gross profit	309.6

Net loss from continuing operations	(94.2)
Net income from discontinued operations	130.2
Net income	$36.0

Net income attributable to AECOM	$36.0

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

At September 30, 2020 and 2019, we were contingently liable in the amount of approximately $529.1 million and $493.7 million, respectively, in issued standby letters of credit and $6.2 billion and $4.8 billion, respectively, in issued surety bonds primarily to support project execution.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

Our registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which we indirectly hold an equity interest and have an ongoing capital commitment to fund investments. At September 30, 2020, we have capital commitments of $22.1 million to the Fund over the next 8 years.

In addition, in connection with the investment activities of AECOM Capital, we provide guarantees of certain contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

AECOM Energy and Construction, Inc., an Ohio corporation, a former affiliate of the Company (“Former Affiliate”) executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues. In February 2011, the Former Affiliate and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required the Former Affiliate and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required the Former Affiliate to pay all project costs exceeding $146 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, the Former Affiliate was required to perform work outside the scope of the Task Order Modification. In December 2014, the Former Affiliate submitted an initial set of claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope (the “2014 Claims”). On December 6, 2019, the Former Affiliate submitted a second set of claims against the DOE seeking recovery of an additional $60.4 million, including additional project costs and delays outside the scope of the contract as a result of differing site and ground conditions (the “2019 Claims”). The Former Affiliate also submitted three alternative breach of contract claims to the 2014 and 2019 Claims that may entitle the Former Affiliate to recovery of $148.5 million to $329.4 million. On December 30, 2019, the DOE denied the Former Affiliate’s 2014 Claims. On September 25, 2020, the DOE denied the Former Affiliate’s 2019 Claims. The Company intends to appeal these decisions by December 30, 2020. Deconstruction, decommissioning and site restoration activities are complete.

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

Refinery Turnaround Project

A Former Affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company's Former Affiliate’s control, including client directed changes and delays and the refinery’s condition, the Company's Former Affiliate performed additional work outside of the original contract over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company’s Former Affiliate alleging it incurred approximately $79 million in damages due to the Company’s Former Affiliate’s project performance. In April 2019, the Company’s Former Affiliate filed and perfected a $132 million construction lien against the refinery for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and the Company’s Former Affiliate, the refinery owner crossclaimed against the Company’s Former Affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s Former Affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s Former Affiliate.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commercial commitments as of September 30, 2020:

Contractual Obligations and Commitments		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

	(in millions)
Debt	$2,085.0	$20.9	$262.7	$804.1	$997.3
Interest on debt	581.5	121.9	230.4	153.7	75.5
Operating leases	1,121.1	212.4	311.1	225.8	371.8
Pension funding obligations(1)	40.6	40.6	—	—	—
Total contractual obligations and commitments	$3,828.2	$395.8	$804.2	$1,183.6	$1,444.6
(1)	Represents expected fiscal 2021 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

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

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. We adopted the new guidance beginning October 1, 2019 using the modified retrospective adoption method, which resulted in a downward adjustment to retained earnings of $87.8 million, net of tax. Detailed disclosures regarding the adoption and other required disclosures can be found in Note 11.

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and some other instruments. The new guidance will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the fiscal year starting October 1, 2020. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2018, the FASB issued new accounting guidance which provides entities the option to reclassify certain tax effects from other comprehensive income to retained earnings. The guidance addresses a narrow-scope financial reporting issue related to the tax effects that may become stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act). Under the guidance, an entity may elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. We have determined that we will not make this election.

In August 2018, the FASB issued new accounting guidance aligning the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract with previously existing guidance for capitalizing costs incurred to develop internal-use software. The new guidance will be effective for the fiscal year starting October 1, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued new accounting guidance amending the disclosure requirements for fair value measurements. These improvements will require more disclosure for amounts measured at fair value, and specifically unobservable inputs used in fair value measurements. We expect to adopt the new guidance starting on October 1, 2020. We are currently evaluating the impact that the new guidance will have on our financial reporting process.

In March 2020, the Securities and Exchange Commission (SEC) adopted final rules that amend the financial disclosure requirement for guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The new rules amend and streamline the disclosures required by guarantors and issuers of guaranteed securities. Among other things, the new disclosures may be located outside the financial statements. The new rule is effective January 4, 2021, and early adoption is permitted. We adopted the new rule on March 31, 2020. Accordingly, the revised condensed consolidating financial information is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2020 and 2019, we had $248.5 million and $1,182.2 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the year ended September 30, 2020, our weighted average floating rate borrowings were $292.4 million, or $192.4 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2020 would have increased by $2.9 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM

Index to Consolidated Financial Statements

September 30, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AECOM (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases.

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

For the year ended September 30, 2020, contract revenues recognized by the Company were $13.2 billion. Contract revenues include $3.6 billion which relate to fixed price contracts. As described in Note 4 of the consolidated financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied.  The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company’s estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

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

As of September 30, 2020, significant claims included in contract assets and other non-current assets on the consolidated balance sheet were approximately $170 million. Revenue recognition relating to claims is highly judgmental as the amount has been disputed by the customer and it requires the Company to prepare estimates of amounts expected to be recovered. Changes in recovery estimates can have a material effect on the amount of revenue recognized.

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

Valuation of goodwill
Description of the Matter

As of September 30, 2020, the Company’s goodwill was $3.5 billion. As discussed in Note 1 of the consolidated financial statements, in the fourth quarter of each fiscal year the Company performs an annual goodwill impairment test for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be evaluated.

Auditing management’s goodwill impairment tests is complex and highly judgmental due to the significant estimates required to determine the fair value of the reporting units. These fair value estimates are affected by significant assumptions including revenue growth rate, profitability, weighted average cost of capital, and terminal values, which reflect management’s expectations about future market or economic conditions.

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

November 18, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AECOM

Opinion on Internal Control over Financial Reporting

We have audited AECOM’s (the “Company”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2020 consolidated financial statements of the Company and our report dated November 18, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

November 18, 2020

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,599,688	$777,476
Cash in consolidated joint ventures	108,644	108,163
Total cash and cash equivalents	1,708,332	885,639
Accounts receivable—net	2,865,888	2,869,216
Contract assets	1,536,389	1,581,806
Prepaid expenses and other current assets	667,393	515,593
Current assets held for sale	716,727	1,633,302
Income taxes receivable	35,637	49,089
TOTAL CURRENT ASSETS	7,530,366	7,534,645
PROPERTY AND EQUIPMENT—NET	381,672	405,605
DEFERRED TAX ASSETS—NET	357,318	288,949
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	229,312	256,131
GOODWILL	3,484,221	3,476,813
INTANGIBLE ASSETS—NET	76,917	99,636
OTHER NON-CURRENT ASSETS	160,036	172,134
OPERATING LEASE RIGHT-OF-USE ASSETS	652,115	—
NON-CURRENT ASSETS HELD FOR SALE	126,994	2,316,995
TOTAL ASSETS	$12,998,951	$14,550,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$223	$47,835
Accounts payable	2,352,144	2,410,838
Accrued expenses and other current liabilities	2,211,734	1,878,319
Income taxes payable	47,103	59,541
Contract liabilities	988,881	851,040
Current liabilities held for sale	469,718	1,163,654
Current portion of long-term debt	20,651	50,527
TOTAL CURRENT LIABILITIES	6,090,454	6,461,754
OTHER LONG-TERM LIABILITIES	162,784	266,304
OPERATING LEASE LIABILITIES	745,287	—
LONG-TERM LIABILITIES HELD FOR SALE	98,793	313,962
DEFERRED TAX LIABILITY-NET	3,491	4,511
PENSION BENEFIT OBLIGATIONS	443,462	387,042
LONG-TERM DEBT	2,041,136	3,217,985
TOTAL LIABILITIES	9,585,407	10,651,558

COMMITMENTS AND CONTINGENCIES (Note 18)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2020 and 2019; issued and outstanding 157,044,687 and 157,482,983 shares as of September 30, 2020 and 2019, respectively	1,570	1,575
Additional paid-in capital	4,035,414	3,953,650
Accumulated other comprehensive loss	(918,674)	(864,197)
Retained earnings	174,248	599,548
TOTAL AECOM STOCKHOLDERS’ EQUITY	3,292,558	3,690,576
Noncontrolling interests	120,986	208,774
TOTAL STOCKHOLDERS’ EQUITY	3,413,544	3,899,350
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,998,951	$14,550,908

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018
Revenue	$13,239,976	$13,642,455	$13,878,316
Cost of revenue	12,530,416	13,030,800	13,399,283
Gross profit	709,560	611,655	479,033

Equity in earnings of joint ventures	48,781	49,320	49,357
General and administrative expenses	(188,535)	(148,123)	(135,787)
Restructuring costs	(188,345)	(95,446)	—
Gain on disposal activities	—	3,590	—
Impairment of long-lived assets	—	(24,900)	—
Income from operations	381,461	396,096	392,603

Other income	11,056	14,556	20,628
Interest expense	(159,914)	(161,482)	(201,023)
Income from continuing operations before taxes	232,603	249,170	212,208
Income tax expense (benefit) for continuing operations	45,753	13,498	(3,494)
Net income from continuing operations	186,850	235,672	215,702
Net loss from discontinued operations	(340,591)	(419,662)	(18,575)
Net (loss) income	(153,741)	(183,990)	197,127

Net income attributable to noncontrolling interests from continuing operations	(16,398)	(24,710)	(20,197)
Net income attributable to noncontrolling interests from discontinued operations	(16,231)	(52,350)	(40,462)
Net income attributable to noncontrolling interests	(32,629)	(77,060)	(60,659)

Net income attributable to AECOM from continuing operations	170,452	210,962	195,505
Net loss attributable to AECOM from discontinued operations	(356,822)	(472,012)	(59,037)
Net (loss) income attributable to AECOM	$(186,370)	$(261,050)	$136,468

Net (loss) income attributable to AECOM per share:
Basic continuing operations per share	$1.07	$1.34	$1.23
Basic discontinued operations per share	$(2.24)	$(3.00)	$(0.37)
Basic earnings per share	$(1.17)	$(1.66)	$0.86

Diluted continuing operations per share	$1.06	$1.32	$1.20
Diluted discontinued operations per share	$(2.22)	$(2.95)	$(0.36)
Diluted earnings per share	$(1.16)	$(1.63)	$0.84

Weighted average shares outstanding:
Basic	159,005	157,044	159,101
Diluted	161,292	159,684	162,261

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018

Net (loss) income	$(153,741)	$(183,990)	$197,127

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4,094	(13,972)	1,693
Foreign currency translation adjustments	(18,206)	(46,628)	(82,717)
Pension adjustments, net of tax	(40,051)	(100,367)	79,523
Other comprehensive (loss) income, net of tax	(54,163)	(160,967)	(1,501)
Comprehensive (loss) income, net of tax	(207,904)	(344,957)	195,626
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(32,943)	(76,960)	(61,827)
Comprehensive (loss) income attributable to AECOM, net of tax	$(240,847)	$(421,917)	$133,799

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholder’s
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2017	$1,575	$3,733,572	$(700,661)	$961,640	$3,996,126	$218,560	$4,214,686
Net income	—	—	—	136,468	136,468	60,659	197,127
Other comprehensive loss	—	—	(2,669)	—	(2,669)	1,168	(1,501)
Issuance of stock	42	68,069	—	—	68,111	—	68,111
Repurchases of stock under stock repurchase program	(40)	—	—	(149,960)	(150,000)	—	(150,000)
Repurchases of stock	(8)	(31,093)	—	—	(31,101)	—	(31,101)
Proceeds from exercise of options	1	2,749	—	—	2,750	—	2,750
Stock based compensation	—	73,095	—	—	73,095	—	73,095
Other transactions with noncontrolling interests	—	—	—	—	—	(5,012)	(5,012)
Contributions from noncontrolling interests	—	—	—	—	—	7,729	7,729
Distributions to noncontrolling interests	—	—	—	—	—	(97,510)	(97,510)
BALANCE AT SEPTEMBER 30, 2018	1,570	3,846,392	(703,330)	948,148	4,092,780	185,594	4,278,374
Net loss	—	—	—	(261,050)	(261,050)	77,060	(183,990)
Cumulative effect of accounting standard adoption	—	—	—	(12,452)	(12,452)	—	(12,452)
Other comprehensive loss	—	—	(160,867)	—	(160,867)	(100)	(160,967)
Issuance of stock	44	66,517	—	—	66,561	—	66,561
Repurchases of stock	(39)	(23,071)	—	(75,098)	(98,208)	—	(98,208)
Stock based compensation	—	63,812	—	—	63,812	—	63,812
Other transactions with noncontrolling interests	—	—	—	—	—	16,208	16,208
Contributions from noncontrolling interests	—	—	—	—	—	5,069	5,069
Distributions to noncontrolling interests	—	—	—	—	—	(75,057)	(75,057)
BALANCE AT SEPTEMBER 30, 2019	1,575	3,953,650	(864,197)	599,548	3,690,576	208,774	3,899,350
Net loss	—	—	—	(186,370)	(186,370)	32,629	(153,741)
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive loss	—	—	(54,477)	—	(54,477)	314	(54,163)
Issuance of stock	43	63,297	—	—	63,340	—	63,340
Repurchases of stock	(48)	(35,762)	—	(151,143)	(186,953)	—	(186,953)
Stock based compensation	—	54,229	—	—	54,229	—	54,229
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	9,917	9,917
Distributions to noncontrolling interests	—	—	—	—	—	(70,559)	(70,559)
BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(153,741)	$(183,990)	$197,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	237,376	261,185	267,570
Equity in earnings of unconsolidated joint ventures	(23,279)	(80,990)	(81,133)
Distribution of earnings from unconsolidated joint ventures	90,158	65,954	118,712
Non-cash stock compensation	54,229	63,812	73,095
Prepayment premium on redemption of unsecured senior notes	16,986	—	34,504
Impairment of long-lived assets, including goodwill	336,472	615,400	168,178
Loss on disposal activities	—	10,381	2,949
Gain on sale of discontinued operations	(161,900)	—	—
Foreign currency translation	(31,919)	(19,099)	(48,270)
Write-off of debt issuance costs	—	—	7,048
Deferred income tax expense (benefit)	11,130	(98,015)	36,746
Other	32,028	5,899	(472)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(136,955)	(316,487)	(381,787)
Prepaid expenses and other assets	(31,815)	(16,576)	(75,980)
Accounts payable	(192,980)	251,410	474,950
Accrued expenses and other current liabilities	118,441	259,572	18,474
Contract liabilities	128,312	7,559	2,729
Other long-term liabilities	37,079	(48,399)	(39,887)
Net cash provided by operating activities	329,622	777,616	774,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of cash disposed	2,218,866	—	—
Proceeds from purchase price adjustment on business acquisition	—	—	2,203
Cash acquired from consolidation of joint venture	—	—	7,630
Proceeds from disposal of businesses, net of cash disposed	—	46,490	19,537
Investment in unconsolidated joint ventures	(111,077)	(141,769)	(91,030)
Return of investment in unconsolidated joint ventures	28,047	22,750	105,769
Proceeds from sale of investments	12,392	12,365	7,174
Payments for purchase of investments	—	(3,223)	(23,492)
Proceeds from disposal of property and equipment	3,800	17,291	26,401
Payments for capital expenditures	(114,591)	(100,664)	(113,279)
Net cash provided by (used in) investing activities	2,037,437	(146,760)	(59,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,452,078	7,700,774	8,529,014
Repayments of borrowings under credit agreements	(5,568,320)	(7,984,624)	(8,040,262)
Redemption of unsecured senior notes	(248,522)	—	(800,000)
Prepayment premium on redemption of unsecured senior notes	(16,986)	—	(34,504)
Cash paid for debt issuance costs	(4,228)	—	(12,181)
Proceeds from issuance of common stock	26,388	30,448	35,233
Proceeds from exercise of stock options	—	—	2,750
Payments to repurchase common stock	(186,953)	(98,208)	(179,466)
Net distributions to noncontrolling interests	(60,642)	(69,988)	(89,781)
Other financing activities	(20,785)	(11,681)	(35,671)
Net cash used in financing activities	(1,627,970)	(433,279)	(624,868)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,194)	(3,956)	(6,227)
NET INCREASE IN CASH AND CASH EQUIVALENTS	737,895	193,621	84,371
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,080,354	886,733	802,362
CASH AND CASH EQUIVALENTS AT END OF YEAR	1,818,249	1,080,354	886,733
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(109,917)	(194,715)	(155,240)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF YEAR	$1,708,332	$885,639	$731,493
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(201,402)	$(222,263)	$(271,842)
Net income taxes (paid) refund received	$(71,031)	$2,500	$(40,589)

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

Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2020, 2019 and 2018 each contained 53, 52 and 52 weeks, respectively, and ended on October 2, September 27, and September 28, respectively.

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

In February 2016, the FASB issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The Company adopted the new guidance beginning October 1, 2019 using the modified retrospective adoption method, which resulted in a downward adjustment to retained earnings of $87.8 million, net of tax. Detailed disclosures regarding the adoption and other required disclosures can be found in Note 11.

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and some other instruments. The new guidance will replace the current ”incurred loss” approach with an ”expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the Company’s fiscal year starting October 1, 2020. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued new accounting guidance which provides entities the option to reclassify certain tax effects from other comprehensive income to retained earnings. The guidance addresses a narrow-scope financial reporting issue related to the tax effects that may become stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act). Under the guidance, an entity may elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. The Company has determined that it will not make this election.

In August 2018, the FASB issued new accounting guidance aligning the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract with previously existing guidance for capitalizing costs incurred to develop internal-use software. The new guidance will be effective for the Company's fiscal year starting October 1, 2020. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In March 2020, the Securities and Exchange Commission (SEC) adopted final rules that amend the financial disclosure requirement for guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The new rules amend and streamline the disclosures required by guarantors and issuers of guaranteed securities. Among other things, the new disclosures may be located outside the financial statements. The new rule is effective January 4, 2021, and early adoption is permitted. The Company adopted the new rule on March 31, 2020. Accordingly, the revised condensed consolidating financial information is presented outside of these consolidated financial statements.

3.           Discontinued Operations, Goodwill, and Intangible Assets

On October 12, 2019, the Company entered into a purchase and sale agreement with Maverick Purchaser Sub, LLC (“Purchaser”), an affiliate of American Securities LLC and Lindsay Goldberg LLC. Per the terms of that agreement, the Company agreed to transfer the assets and liabilities constituting its Management Services business to the Purchaser. The transaction with the Purchaser closed on January 31, 2020. The Company received total cash consideration of $2.28 billion inclusive of the receipt in the third quarter of fiscal 2020 of $122.0 million received in connection with a favorable working capital purchase price adjustment and contingent consideration of approximately $120 million attributable to certain claims related to prior work and engagements. As a result of the sale, the Company recognized a pre-tax gain of $161.9 million. The gain on sale was included in the net loss from discontinued operations in the Consolidated Statements of Operations.

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

During the fourth quarter of fiscal 2020, the Company recorded a $247.2 million loss related to the remeasurement of its self-perform at-risk construction businesses to fair value less cost to sell. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, including bid prices from potential buyers.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	September 30,	September 30,
	2020	2019

Cash and cash equivalents	$109.9	$194.7
Receivables and contract assets	544.3	1,326.6
Other	62.5	112.0
Current assets held for sale	$716.7	$1,633.3

Property and equipment, net	$119.8	$153.8
Goodwill	—	1,798.5
Other	254.4	364.7
Write-down of assets to fair value less cost to sell	(247.2)	—
Non-current assets held for sale	$127.0	$2,317.0

Accounts payable and accrued expenses	$394.5	$1,056.0
Contract liabilities	73.6	88.9
Other	1.6	18.8
Current liabilities held for sale	$469.7	$1,163.7

Long-term liabilities held for sale	$98.8	$314.0

The following table represents summarized income statement information of discontinued operations (in millions):

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019

Revenue	$3,150.8	$6,530.9
Cost of revenue	3,179.2	6,329.1
Gross (loss) profit	(28.4)	201.8
Equity in earnings of joint ventures	(25.5)	31.7
Gain (loss) on disposal activities	161.9	(14.0)
Transaction costs	(43.2)	—
Impairment of long-lived assets, including goodwill	(336.5)	(590.5)
Loss from operations	(271.7)	(371.0)
Other income	1.8	2.5
Interest expense	(40.5)	(64.8)
Loss before taxes	(310.4)	(433.3)
Income tax (benefit) expense	30.2	(13.6)
Net loss from discontinued operations	$(340.6)	$(419.7)

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019

Depreciation and amortization:	$	$
Property and equipment	4.6	26.9
Intangible assets and capitalized debt issuance costs	26.0	66.5
Payments for capital expenditures	(19.6)	(20.1)

The changes in the carrying value of goodwill by reportable segment for the year ended September 30, 2020 were as follows:

		Foreign
	September 30,	Exchange	September 30,
	2019	Impact	2020

	(in millions)
Americas	$2,618.6	$(1.5)	$2,617.1
International	858.2	8.9	867.1
Total	$3,476.8	$7.4	$3,484.2

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2020 and September 30, 2019, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2020			September 30, 2019
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$662.8	$(585.9)	$76.9	$661.4	$(561.8)	$99.6	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $24.1 million  and $25.2 million for the years ended September 30, 2020 and 2019, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2021	$20.3
2022	19.5
2023	18.6
2024	17.3
2025	0.7
Thereafter	0.5
Total	$76.9

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

The new accounting guidance establishes principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These subcontractor and other direct costs for the years ended September 30, 2020, 2019 and 2018 were $7.1 billion, $7.4 billion and $7.7 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018

	(in millions)
Cost reimbursable	$5,734.5	$5,958.2	$5,440.3
Guaranteed maximum price	3,896.8	3,962.6	4,673.9
Fixed price	3,608.7	3.721.7	3,764.1
Total revenue	$13,240.0	$13,642.5	$13,878.3

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018

	(in millions)
Americas	$10,138.3	$10,390.8	$10,512.3
Europe, Middle East, Africa	1,620.3	1,752.1	1,816.2
Asia Pacific	1,481.4	1,499.6	1,549.8
Total revenue	$13,240.0	$13,642.5	$13,878.3

As of September 30, 2020, the Company had allocated $18.9 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $592.7 million and $595.7 million during the years ended September 30, 2020 and 2019, respectively, that was included in contract liabilities as of September 30, 2019 and 2018, respectively.

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

Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019

	(in millions)
Billed	$2,419.6	$2,368.2
Contract retentions	524.2	557.5
Total accounts receivable—gross	2,943.8	2,925.7
Allowance for doubtful accounts	(77.9)	(56.5)
Total accounts receivable—net	$2,865.9	$2,869.2

Substantially all contract assets as of September 30, 2020 and September 30, 2019 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $170 million and $110 million as of September 30, 2020 and September 30, 2019, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the Purchaser discussed in Note 18 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable as of the balance sheet date based on current and past experience.

No single client accounted for more than 10% of the Company’s outstanding receivables at September 30, 2020 and September 30, 2019.

The Company sold trade receivables to financial institutions, of which $166.6 million and $91.9 million were outstanding as of September 30, 2020 and September 30, 2019, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.           Property and Equipment

Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30,	September 30,	Useful Lives
	2020	2019	(years)

	(in millions)
Building and land	$11.5	$11.2	10	-	45
Leasehold improvements	343.2	363.5	1	-	20
Computer systems and equipment	557.4	582.3	3	-	12
Furniture and fixtures	134.8	133.0	3	-	10
Total	1,046.9	1,090.0
Accumulated depreciation and amortization	(665.2)	(684.4)
Property and equipment, net	$381.7	$405.6

Depreciation expense for the fiscal years ended September 30, 2020, 2019 and 2018 were $163.4 million, $137.5 million, and $125.5 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

6.           Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management, operations and maintenance services and invest in real estate projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

Contractually required support provided to the Company’s joint ventures is discussed in Note 18.

Summary of financial information of the consolidated joint ventures is as follows:

	September 30,	September 30,
	2020	2019

	(in millions)
Current assets	$536.3	$581.3
Non-current assets	77.0	75.4
Total assets	$613.3	$656.7

Current liabilities	$409.9	$432.8
Non-current liabilities	1.5	—
Total liabilities	411.4	432.8
Total AECOM equity	113.9	137.9
Noncontrolling interests	88.0	86.0
Total owners’ equity	201.9	223.9
Total liabilities and owners’ equity	$613.3	$656.7

Total revenue of the consolidated joint ventures was $787.6 million, $1,095.2 million, and $1,322.8 million for the years ended September 30, 2020, 2019 and 2018, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30,	September 30,
	2020	2019

	(in millions)
Current assets	$1,087.2	$1,133.5
Non-current assets	465.8	904.5
Total assets	$1,553.0	$2,038.0

Current liabilities	$937.1	$1,115.5
Non-current liabilities	58.9	182.3
Total liabilities	996.0	1,297.8
Joint ventures’ equity	557.0	740.2
Total liabilities and joint ventures’ equity	$1,553.0	$2,038.0

AECOM’s investment in joint ventures	$229.3	$256.1

	Twelve Months Ended
	September 30,	September 30,
	2020	2019

	(in millions)
Revenue	$3,058.9	$2,959.3
Cost of revenue	2,993.1	2,876.1
Gross profit	$65.8	$83.2
Net income	$59.8	$83.4

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018

	(in millions)
Pass through joint ventures	$34.1	$31.6	$34.2
Other joint ventures	14.7	17.7	15.2
Total	$48.8	$49.3	$49.4

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

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2020		2019		2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$252.9	$1,311.3	$232.9	$1,188.7	$251.9	$1,333.4
Service cost	—	0.6	—	0.5	—	1.1
Participant contributions	—	0.3	0.1	0.3	0.2	0.4
Interest cost	6.4	22.4	8.6	29.7	7.4	32.0
Benefits and expenses paid	(16.3)	(42.9)	(15.2)	(41.2)	(16.6)	(53.7)
Actuarial (gain) loss	20.7	82.8	27.8	206.5	(10.6)	(87.7)
Plan settlements	(2.1)	(4.1)	(1.3)	(3.7)	—	(3.0)
Plan amendments	—	—	—	5.2	0.6	—
Plan curtailments	—	—	—	—	—	(0.1)
Foreign currency translation (gain) loss	—	69.8	—	(74.7)	—	(33.7)
Benefit obligation at end of year	$261.6	$1,440.2	$252.9	$1,311.3	$232.9	$1,188.7

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2020		2019		2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$129.3	$1,068.8	$131.4	$965.9	$136.5	$993.1
Actual return on plan assets	11.7	59.5	4.5	180.3	4.3	29.3
Employer contributions	7.0	27.7	9.8	28.1	7.0	27.8
Participant contributions	—	0.3	0.1	0.3	0.2	0.4
Benefits and expenses paid	(16.3)	(42.9)	(15.2)	(41.2)	(16.6)	(53.7)
Plan settlements	(2.1)	(4.1)	(1.3)	(3.7)	—	(3.0)
Foreign currency translation gain (loss)	—	56.9	—	(60.9)	—	(28.0)
Fair value of plan assets at end of year	$129.6	$1,166.2	$129.3	$1,068.8	$131.4	$965.9

	Fiscal Year Ended
	September 30, 2020		September 30, 2019		September 30, 2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(132.0)	$(274.0)	$(123.6)	$(242.5)	$(101.5)	$(222.8)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A
Net amount recognized at end of year	$(132.0)	$(274.0)	$(123.6)	$(242.5)	$(101.5)	$(222.8)

The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2020, 2019 and 2018:

	Fiscal Year Ended
	September 30, 2020		September 30, 2019		September 30, 2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$44.0	$—	$28.2	$—	$19.1
Accrued expenses and other current liabilities	(6.5)	—	(7.3)	—	(6.3)	—
Pension benefit obligations	(125.5)	(318.0)	(116.3)	(270.7)	(95.2)	(241.9)
Net amount recognized in the balance sheet	$(132.0)	$(274.0)	$(123.6)	$(242.5)	$(101.5)	$(222.8)

The following table details the reconciliation of amounts in the consolidated statements of stockholders’ equity for the fiscal years ended September 30, 2020, 2019 and 2018:

	Fiscal Year Ended
	September 30, 2020		September 30, 2019		September 30, 2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of amounts in consolidated statements of stockholders’ equity:
Prior service (cost) credit	$(0.1)	$(1.2)	$(0.7)	$(1.2)	$(0.8)	$4.1
Net loss	(133.5)	(297.8)	(123.1)	(233.0)	(94.8)	(186.4)
Total recognized in accumulated other comprehensive loss	$(133.6)	$(299.0)	$(123.8)	$(234.2)	$(95.6)	$(182.3)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for fiscal years ended September 30, 2020, 2019 and 2018:

	Fiscal Year Ended
	September 30, 2020		September 30, 2019		September 30, 2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.6	$—	$0.5	$—	$1.1
Interest cost on projected benefit obligation	6.4	22.4	8.6	29.7	7.4	32.0
Expected return on plan assets	(7.0)	(37.5)	(9.0)	(38.1)	(9.0)	(43.1)
Amortization of prior service costs (credits)	0.1	0.1	0.1	(0.1)	0.1	(0.2)
Amortization of net loss	5.0	8.6	3.9	4.1	4.1	8.2
Curtailment loss recognized	0.5	—	—	—	—	—
Settlement loss recognized	0.6	0.5	0.2	0.8	—	0.3
Net periodic benefit cost	$5.6	$(5.3)	$3.8	$(3.1)	$2.6	$(1.7)

The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $15.0 million, $15.9 million, and $15.8 million in the years ended September 30, 2020, 2019 and 2018, respectively.

Amounts included in accumulated other comprehensive loss as of September 30, 2020 that are expected to be recognized as components of net periodic benefit cost during fiscal 2021 are (in millions):

	U.S.	Int’l
Amortization of prior service cost	$—	$(0.1)
Amortization of net actuarial losses	(5.9)	(8.7)
Total	$(5.9)	$(8.8)

The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2020		2019		2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Projected benefit obligation	$260.7	$1,216.6	$252.5	$1,141.9	$232.2	$1,002.6
Accumulated benefit obligation	260.7	1,211.5	252.5	1,132.7	232.2	991.9
Fair value of plan assets	129.6	898.5	129.3	871.2	131.3	760.7

Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $28.4 million to the international plans in fiscal 2021. The required minimum contributions for  U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $12.2 million to U.S. plans in fiscal 2021.

The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int’l
2021	$19.1	$50.6
2022	18.8	48.6
2023	17.7	50.5
2024	17.6	51.5
2025	17.4	52.6
2026-2030	79.2	286.4
Total	$169.8	$540.2

The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2020		2019		2018
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Weighted-average assumptions to determine benefit obligation:
Discount rate	2.25%	1.67%	2.94%	1.81%	4.12%	2.91%
Salary increase rate	N/A	2.68%	N/A	2.52%	N/A	2.79%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	2.94%	1.81%	4.12%	2.91%	3.66%	2.67%
Salary increase rate	N/A	2.52%	N/A	2.79%	N/A	2.76%
Expected long-term rate of return on plan assets	7.30%	4.03%	7.00%	4.43%	7.00%	4.73%

Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

The following table summarizes the Company’s target allocation for 2020 and pension plan asset allocation, both U.S. and international, as of September 30, 2020 and 2019:

			Percentage of Plan Assets
			as of September 30,
	Target Allocations		2020		2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Asset Category:
Equities	45%	26%	47%	26%	45%	36%
Debt	43	53	42	54	44	31
Cash	2	4	1	4	2	3
Property and other	10	17	10	16	9	30
Total	100%	100%	100%	100%	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.30% and 4.03% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2020 for U.S. and non-U.S. plans, respectively.

As of September 30, 2020, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2020
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2020	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$50.6	$20.2	$30.4	$—	$—
Equity and debt securities	442.3	442.3	—	—	—
Investment funds
Diversified and equity funds	31.5	13.0	15.1	3.4	—
Fixed income funds	36.2	23.1	13.1	—	—
Common collective funds	707.5	—	—	—	707.5
Derivative instruments	27.7	—	27.7	—	—
Total	$1,295.8	$498.6	$86.3	$3.4	$707.5

As of September 30, 2019, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2019
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2019	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$35.7	$21.1	$14.6	$—	$—
Equity and debt securities	115.5	115.5	—	—	—
Investment funds
Diversified and equity funds	155.7	141.9	13.8	—	—
Fixed income funds	36.6	21.3	15.3	—	—
Common collective funds	668.7	—	—	—	668.7
Assets held by insurance company	26.8	—	—	26.8	—
Derivative instruments	159.1	—	159.1	—	—
Total	$1,198.1	$299.8	$202.8	$26.8	$668.7

Changes for the year ended September 30, 2020 in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

		Actual return	Actual return
		on plan assets,	on plan assets,			Change
	September 30,	relating to	relating to		Transfer	due to
	2019	assets still	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	held at	during the	sales and	(out of)	rate	2020
	balance	reporting date	period	settlements	Level 3	changes	Ending balance

(in millions)

Level 3 Assets	$26.8	$(0.2)	$(2.1)	$(25.4)	$3.2	$1.1	$3.4

Changes for the year ended September 30, 2019, in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

		Actual return	Actual return
		on plan assets,	on plan assets,			Change
	September 30,	relating to	relating to		Transfer	due to
	2018	assets still	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	held at	during the	sales and	(out of)	rate	2019
	balance	reporting date	period	settlements	Level 3	changes	Ending balance

(in millions)

Level 3 Assets	$45.0	$0.4	$(0.1)	$(17.0)	$—	$(1.5)	$26.8

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

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $4.0 million and $7.5 million for the years ended September 30, 2020 and 2019, respectively. At September 30, 2020 and 2019, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

8. Debt

Debt consisted of the following:

	September 30,	September 30,
	2020	2019

	(in millions)
2014 Credit Agreement	$248.5	$1,182.2
2014 Senior Notes	797.3	800.0
2017 Senior Notes	997.3	1,000.0
URS Senior Notes	—	248.1
Other debt	41.9	122.2
Total debt	2,085.0	3,352.5
Less: Current portion of debt and short-term borrowings	(20.9)	(98.3)
Less: Unamortized debt issuance costs	(23.0)	(36.2)
Long-term debt	$2,041.1	$3,218.0

The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2020:

Fiscal Year
2021	$20.9
2022	17.9
2023	244.8
2024	5.1
2025	799.0
Thereafter	997.3
Total	$2,085.0

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

On January 28, 2020, AECOM entered into Amendment No. 7 to the Credit Agreement which modifies the asset disposition covenant to permit the sale of the Management Services business and the mandatory prepayment provision so that only outstanding term loans were prepaid using the net proceeds from the sale.

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

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 2.7 at September 30, 2020. The Company’s Consolidated Interest Coverage Ratio was 5.0 at September 30, 2020. As of September 30, 2020, the Company was in compliance with the covenants of the Credit Agreement.

At September 30, 2020 and 2019, outstanding standby letters of credit totaled $19.0 million and $22.8 million, respectively, under the Company’s revolving credit facilities. As of September 30, 2020 and 2019, the Company had $1,331.0 million and $1,327.2 million, respectively, available under its revolving credit facility.

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

As of September 30, 2020, the estimated fair value of the 2024 Notes was approximately $863.0 million. The fair value of the 2024 Notes as of September 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes.

On July 21, 2020, the Company completed a cash tender offer at par for up to $639 million in aggregate principal amount of the 2024 Notes and the 2017 Senior Notes. The Company accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $2.7 million aggregate principal amount of the 2024 Notes at par. The Company made the cash tender offer at par to satisfy obligations under the indentures governing the 2024 Notes and the 2017 Senior Notes relating to the use of certain cash proceeds from its disposition of the Management Services business, which was completed on January 31, 2020.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of September 30, 2020.

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

As of September 30, 2020, the estimated fair value of the 2017 Senior Notes was approximately $1,069.6 million. The fair value of the 2017 Senior Notes as of September 30, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of September 30, 2020.

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

The remaining $248.5 million principal amount of the 2022 URS Senior Notes were fully redeemed on August 31, 2020 using proceeds from a $248.5 million secured delayed draw term loan facility under the Credit Agreement, at a redemption price that was 106.835% of the principal amount outstanding plus accrued and unpaid interest. The August 31, 2020 redemption resulted in a $17.0 million prepayment premium, which was included in interest expense.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2020 and 2019, these outstanding standby letters of credit totaled $510.1 million and $470.9 million, respectively. As of September 30, 2020, the Company had $435.3 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the years ended September 30, 2020, 2019 and 2018 was 5.3%, 5.1% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2020, 2019 and 2018 of $5.4 million, $5.0 million, and $12.5 million, respectively.

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

September 30, 2020
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

September 30, 2019
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
AUD	200.0	2.19%	February 2021
CAD	400.0	2.49%	September 2022
USD	200.0	2.60%	February 2023

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2020, 2019 and 2018.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at September 30, 2020 or 2019.

See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2020, 2019 and 2018. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all years presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all years presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

The Company also applied transition elections that allow it to avoid reassessment of whether expired or expiring leases are or contain leases, lease classification, and initial direct costs. Adoption of the new lease guidance did not significantly change the Company's accounting for finance leases, which were previously referred to as capital leases.

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment. Substantially all of the Company's office building leases are operating leases, and its equipment leases are both operating and finance leases. The Company groups lease and non-lease components for its equipment leases into a single lease component but separates lease and non-lease components for its office building leases.

The Company recognizes a right-of-use asset and lease liability for its operating leases at the commencement date equal to the present value of the contractual minimum lease payments over the lease term. The present value is calculated using the rate implicit in the lease, if known, or the Company's incremental secured borrowing rate. The discount rate used for operating leases is primarily determined based on an analysis the Company's incremental secured borrowing rate, while the discount rate used for finance leases is primarily determined by the rate specified in the lease.

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

The components of lease expenses are as follows:

Fiscal Year Ended
September 30, 2020
(in millions)
Operating lease cost	$191.6
Finance lease cost:
Amortization of right-of-use assets	17.1
Interest on lease liabilities	1.9
Variable lease cost	36.5
Short-term lease cost	19.2
Total lease cost	$266.3

Additional balance sheet information related to leases is as follows:

(in millions except as noted)	Balance Sheet Classification	Sept 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$652.1
Finance lease assets	Property and equipment – net	29.1
Total lease assets		$681.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$168.4
Finance lease liabilities	Current portion of long-term debt	9.8
Total current lease liabilities		178.2
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	745.3
Finance lease liabilities	Long-term debt	22.0
Total non-current lease liabilities		$767.3

Sept 30, 2020
Weighted average remaining lease term (in years):
Operating leases	7.3
Finance leases	3.3
Weighted average discount rates:
Operating leases	4.6%
Finance leases	4.7%

Additional cash flow information related to leases is as follows:

Fiscal Year Ended
Sept 30, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$208.7
Operating cash flows from finance leases	1.8
Financing cash flows from finance leases	14.7
Right-of-use assets obtained in exchange for new operating leases	126.9
Right-of-use assets obtained in exchange for new finance leases	26.4

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2021	$212.4	$10.3
2022	170.7	9.0
2023	140.4	7.6
2024	120.4	5.1
2025	105.4	1.9
Thereafter	371.8	0.1
Total lease payments	$1,121.1	$34.0
Less: Amounts representing interest	$(207.4)	$(2.2)
Total lease liabilities	$913.7	$31.8

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

13.         Share-Based Payments

Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company’s insider trading policy. Compensation expense for the employer contributions related to AECOM stock issued under defined contribution plans during fiscal years ended September 30, 2020, 2019 and 2018 was $33.7 million, $32.3 million, and $32.3 million, respectively.

Stock Incentive Plans—Under the 2016 Stock Incentive Plan, the Company has up to 12.0 million securities remaining available for future issuance as of September 30, 2020. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant.  Unexercised options expire seven years after date of grant.

During the three years in the period ended September 30, 2020, option activity was as follows:

	Number of	Weighted
	Options	Average
	(in millions)	Exercise Price
Balance, September 30, 2017	0.7	31.11
Granted	—	—
Exercised	(0.1)	27.79
Cancelled	—	—
Balance, September 30, 2018	0.6	31.62
Granted	—	—
Exercised	—	—
Cancelled	(0.5)	(31.62)
Balance, September 30, 2019	0.1	31.62
Granted	0.3	38.72
Exercised	—	—
Cancelled	—	—
Balance, September 30, 2020	0.4	36.41
Exercisable as of September 30, 2018	—	N/A
Exercisable as of September 30, 2019	0.1	31.62
Exercisable as of September 30, 2020	0.1	31.62

The aggregate intrinsic value of stock options exercised during the year ended September 30, 2018 was $0.9 million.

The fair value of the Company’s employee stock option awards is estimated on the date of grant. The expected term of awards granted represents the period of time the awards are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date. The Company uses historical data as a basis to estimate the probability of forfeitures. The weighted average grant-date fair value of stock options granted during the year ended September 30, 2020 was $11.30.

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $42.99, $27.53, and $37.69 during the years ended September 30, 2020, 2019 and 2018, respectively. The weighted average grant date fair value of restricted stock unit awards was $41.90, $27.73, and $36.83 during the years ended September 30, 2020, 2019 and 2018, respectively. Total compensation expense related to these share-based payments including stock options was $54.2 million, $63.8 million, and $73.1 million during the years ended September 30, 2020, 2019 and 2018, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2020 and 2019 was $69.1 million and $74.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

14.         Income Taxes

Income before income taxes included income from domestic operations of $52.9 million, $133.0 million, and $100.9 million for fiscal years ended September 30, 2020, 2019 and 2018 and income from foreign operations of $179.7 million, $116.2 million, and $111.3 million for fiscal years ended September 30, 2020, 2019 and 2018.

Income tax (benefit) expense was comprised of:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018

	(in millions)
Current:
Federal	$21.8	$(17.3)	$(159.7)
State	12.7	29.8	2.3
Foreign	55.7	41.7	51.1
Total current income tax expense (benefit)	90.2	54.2	(106.3)
Deferred:
Federal	(21.8)	(26.1)	119.6
State	12.8	(24.6)	4.1
Foreign	(35.4)	10.0	(20.9)
Total deferred income tax (benefit) expense	(44.4)	(40.7)	102.8
Total income tax (benefit) expense	$45.8	$13.5	$(3.5)

The major elements contributing to the difference between the U.S. federal statutory rate of 21% for fiscal years ended September 30, 2020 and 2019 and 24.5% for fiscal year ended September 30, 2018, respectively, and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%

	(in millions)
Tax at federal statutory rate	$48.8	21.0%	$52.0	21.0%	$52.4	24.5%
State income tax, net of federal benefit	8.4	3.6	7.0	2.8	(1.3)	(0.6)
Foreign residual income	39.5	17.0	35.8	14.5	9.9	4.6
Nondeductible costs	15.8	6.8	7.6	3.1	2.5	1.2
Return to provision	5.1	2.2	(0.2)	(0.1)	(21.2)	(9.9)
Foreign tax rate differential	3.2	1.4	(3.1)	(1.3)	(0.7)	(0.3)
Income tax credits and incentives	(47.8)	(20.6)	(44.7)	(18.1)	(28.6)	(13.4)
Valuation allowance	(15.9)	(6.9)	(26.5)	(10.7)	37.8	17.7
Change in uncertain tax positions	(8.3)	(3.6)	5.6	2.3	(26.0)	(12.2)
Exclusion of tax on non-controlling interests	(3.4)	(1.5)	(5.3)	(2.1)	(5.0)	(2.3)
Tax exempt income	(5.1)	(2.2)	(3.9)	(1.6)	(7.4)	(3.5)
Audit settlement	—	—	(4.6)	(1.9)	(27.7)	(13.0)
Impact of changes in tax law	—	—	(1.5)	(0.6)	12.5	5.9
Other items, net	5.5	2.5	(4.7)	(1.9)	(0.7)	(0.4)
Total income tax expense (benefit)	$45.8	19.7%	$13.5	5.4%	$(3.5)	(1.7)%

During fiscal 2020, the Company approved a tax planning strategy and restructured certain operations in Canada which resulted in a release of a valuation allowance related to net operating losses and other deferred tax assets of $31.7 million. The Company is now forecasting the utilization of the net operating losses within the foreseeable future. The new positive evidence was evaluated against any negative evidence to determine the valuation allowance was no longer needed.

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

During fiscal 2019, the Company reevaluated the valuation allowance based on positive evidence and negative evidence including new positive evidence related to the issuance of regulations during the first quarter related to The Tax Cuts and Jobs Act (Tax Act) and forecasting the utilization of the foreign tax credits within the foreseeable future. Based on the weighing of all positive and negative evidence the Company determined that a valuation allowance was no longer needed and released the valuation allowance resulting in a tax benefit of $38.1 million.

During fiscal 2018, President Trump signed what is commonly referred to as the Tax Act into law. The Tax Act reduced the Company's U.S. federal corporate tax rate from 35% to a blended tax rate of 24.5% for its fiscal year ending September 30, 2018 and 21% for fiscal years thereafter, required companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, created new taxes on foreign sourced earnings and eliminated or reduced deductions.

During fiscal 2018, the Company recorded tax expense of $38.9 million related to the remeasurement of its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. In addition, the Company released the deferred tax liability and recorded a tax benefit related to foreign subsidiaries for which the undistributed earnings are not intended to be reinvested indefinitely for $79.8 million and accrued $53.4 million of tax expense related to the one-time transition tax. During fiscal 2019, the Company completed the calculation of the total foreign earnings and profits of foreign subsidiaries and recorded a tax benefit of $1.5 million.

During fiscal 2018, the Company had a favorable settlement for R&D credits and recorded a tax benefit of $19.9 million. In addition, the Company effectively settled the U.S. federal income tax examination for URS pre-acquisition tax years 2012, 2013 and 2014 and recorded an additional benefit of $27.7 million related to various adjustments.

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

The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019

	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$119.4	$98.0
Net operating loss carryforwards	173.2	132.6
Self-insurance reserves	17.6	11.3
Research and experimentation and other tax credits	112.9	138.5
Pension liability	95.1	78.2
Accrued liabilities	303.2	97.2
Capital loss carryforward	104.8	—
Other	26.0	14.8
Total deferred tax assets	952.2	570.6
Deferred tax liabilities:
Unearned revenue	(40.3)	(53.4)
Depreciation and amortization	(106.7)	(76.3)
Acquired intangible assets	(24.5)	(25.1)
Investment in subsidiaries	(10.9)	(10.9)
Right of use assets	(164.9)	—
Contingent consideration	(33.6)	—
Total deferred tax liabilities	(380.9)	(165.7)
Valuation allowance	(217.5)	(120.6)
Net deferred tax assets	$353.8	$284.3

As of September 30, 2020 and 2019, the Company has available unused foreign and state net operating loss (NOL) carryforwards of $710.2 million and $505.3 million, respectively, which expire at various dates over the next several years and capital loss carryforwards of $355.7 million which expire in 2025; some foreign NOL carryforwards never expire. In addition, as of September 30, 2020, the Company has unused federal and state research and development credits of $71.2 million and $27.2 million, respectively, and other credits of $14.5 million which expire at various dates over the next several years.

As of September 30, 2020 and 2019, gross deferred tax assets were $952.2 million and $570.6 million, respectively. The Company has recorded a valuation allowance of $217.5 million and $120.6 million at September 30, 2020 and 2019, respectively, primarily related to foreign and state net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company’s assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $734.7 million will be realized and, as such, no additional valuation allowance has been provided. The net increase in the valuation allowance of $96.9 million is primarily attributable to an increase in valuation allowances of $71.2 million related to capital losses, partially offset by the release of a valuation allowance of $31.7 million related to net operating losses and other deferred tax assets in Canada, the utilization of $1.5 million of foreign net operating loss carryforwards in the current year and increases in valuation allowances for unbenefitable losses.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.5 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

As of September 30, 2020 and 2019, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $65.8 million and $70.1 million, respectively. The gross unrecognized tax benefits as of September 30, 2020 and 2019 were $47.1 million and $55.7 million, respectively, excluding interest, penalties, and related tax benefit. Of the $47.1 million, approximately $29.5 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019

	(in millions)
Balance at the beginning of the year	$55.7	$53.8
Gross increase in current period’s tax positions	2.8	2.9
Gross increase in prior years’ tax positions	—	0.8
Gross decrease in prior years’ tax positions	(7.9)	(1.0)
Decrease due to settlement with tax authorities	(0.5)	—
Decrease due to lapse of statute of limitations	(3.5)	—
Gross change due to foreign exchange fluctuations	0.5	(0.8)
Balance at the end of the year	$47.1	$55.7

The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2020, the accrued interest and penalties were $18.9 million and $2.7 million, respectively, excluding any related income tax benefits. At September 30, 2019, the accrued interest and penalties were $20.3 million and $4.3 million, respectively, excluding any related income tax benefits.

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

The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2020	2019	2018

	(in millions)
Denominator for basic earnings per share	159.0	157.0	159.1
Potential common shares	2.3	2.7	3.2
Denominator for diluted earnings per share	161.3	159.7	162.3

16.         Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2020	2019

	(in millions)
Accrued salaries and benefits	$675.7	$681.5
Accrued contract costs	1,104.7	927.1
Other accrued expenses	431.3	269.7
	$2,211.7	$1,878.3

Accrued contract costs above include balances related to professional liability accruals of $596.0 million and $536.6 million as of September 30, 2020 and 2019, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2020 and 2019. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the twelve months ended September 30, 2020. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company incurred restructuring expenses of $188.3 million, including personnel and other costs of $149.2 million and real estate costs of $39.1 million during the year ended September 30, 2020, of which $56.2 million was accrued and unpaid at September 30, 2020. The Company incurred restructuring expenses of $95.4 million, including personnel and other costs of $73.3 million and real estate costs of $22.1 million during the year ended September 30, 2019, of which $26.5 million was accrued and unpaid at September 30, 2019. In connection with this restructuring plan, the Company evaluated its real estate portfolio to better align with the ongoing business. The Company identified certain long-lived assets that were no longer recoverable, and recorded an impairment of $27.4 million in Impairment of long-lived assets, including goodwill during the fourth quarter of fiscal 2019. Fair value of the long-lived assets was determined primarily using Level 3 inputs, such as discounted cash flows.

During the twelve months ended September 30, 2020, the Company applied for subsidies in accordance with various government legislations. The Company recognized $23.2 million during fiscal year 2020 as a reduction to cost of revenues as the expected amount of the subsidy.

17.         Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the years ended September 30, 2020, 2019 and 2018 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive income (loss) before reclassification	(107.2)	(46.5)	(17.2)	(170.9)
Amounts reclassified from accumulated other comprehensive loss	6.8	—	3.2	10.0
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive income (loss) before reclassification	(72.5)	(18.6)	(5.3)	(96.4)
Amounts reclassified from accumulated other comprehensive loss	32.4	—	9.5	41.9
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)

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

At September 30, 2020, the Company was contingently liable in the amount of approximately $529.1 million in issued standby letters of credit and $6.2 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At September 30, 2020, the Company has capital commitments of approximately $22.1 million to the Fund over the next 8 years.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

AECOM Energy and Construction, Inc., an Ohio corporation, a former affiliate of the Company (“Former Affiliate”) executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues. In February 2011, the Former Affiliate and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required the Former Affiliate and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required the Former Affiliate to pay all project costs exceeding $146 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, the Former Affiliate was required to perform work outside the scope of the Task Order Modification. In December 2014, the Former Affiliate submitted an initial set of claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope (the “2014 Claims”). On December 6, 2019, the Former Affiliate submitted a second set of claims against the DOE seeking recovery of an additional $60.4 million, including additional project costs and delays outside the scope of the contract as a result of differing site and ground conditions (the “2019 Claims”). The Former Affiliate also submitted three alternative breach of contract claims to the 2014 and 2019 Claims that may entitle the Former Affiliate to recovery of $148.5 million to $329.4 million. On December 30, 2019, the DOE denied the Former Affiliate’s 2014 Claims. On September 25, 2020, the DOE denied the Former Affiliate’s 2019 Claims. The Company intends to appeal these decisions by December 30, 2020. Deconstruction, decommissioning and site restoration activities are complete.

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

Refinery Turnaround Project

A Former Affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company's Former Affiliate’s control, including client directed changes and delays and the refinery’s condition, the Company's Former Affiliate performed additional work outside of the original contract over  $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company’s Former Affiliate alleging it incurred approximately $79 million in damages due to the Company’s Former Affiliate’s project performance. In April 2019, the Company’s Former Affiliate filed and perfected a $132 million construction lien against the refinery for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and the Company’s Former Affiliate, the refinery owner crossclaimed against the Company’s Former Affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s Former Affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s Former Affiliate.

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

19.         Reportable Segments and Geographic Information

During the first quarter of fiscal 2020, the Company reorganized its operating and reporting structure to better align with its ongoing professional services business. This reorganization better reflects the continuing operations of the Company after the sale of its former Management Services reportable segment and planned disposal of its self-perform at-risk construction businesses discussed in Note 3. The businesses that comprised the Company's former Management Services reportable segment and the civil infrastructure, power and oil and gas construction businesses in the former Construction Services reportable segment were classified as discontinued operations. The former Design and Consulting Services reportable segment and construction management business in the former Construction Services reportable segment were reformed around geographic regions. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, Africa, and the Asia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Fiscal Year Ended September 30, 2020:
Revenue	$10,131.5	$3,101.7	$6.8	$—	$13,240.0
Gross profit	580.5	122.2	6.9	—	709.6
Equity in earnings of joint ventures	19.8	14.3	14.7	—	48.8
General and administrative expenses	—	—	(8.6)	(180.0)	(188.6)
Restructuring costs	—	—	—	(188.3)	(188.3)
Operating income (loss)	600.3	136.5	13.0	(368.3)	381.5
Segment assets	7,929.3	2,454.0	198.0	1,573.9
Gross profit as a % of revenue	5.7%	3.9%			5.4%

Fiscal Year Ended September 30, 2019:
Revenue	$10,382.6	$3,251.7	$8.2	$—	$13,642.5
Gross profit	511.5	91.9	8.3	—	611.7
Equity in earnings of joint ventures	17.7	13.9	17.7	—	49.3
General and administrative expenses	—	—	(5.0)	(143.2)	(148.2)
Restructuring costs	—	—	—	(95.4)	(95.4)
Gain on disposal activities	—	3.6	—	—	3.6
Impairment of long lived assets	(10.8)	(4.4)	—	(9.7)	(24.9)
Operating income (loss)	518.4	105.0	21.0	(248.3)	396.1
Segment assets	7,437.3	2,247.1	197.8	718.4
Gross profit as a % of revenue	4.9%	2.8%			4.5%

Fiscal Year Ended September 30, 2018:
Revenue	$10,512.3	$3,366.0	$—	$—	$13,878.3
Gross profit	403.8	75.2	—	—	479.0
Equity in earnings of joint ventures	27.1	7.0	15.3	—	49.4
General and administrative expenses	—	—	(11.2)	(124.6)	(135.8)
Operating income (loss)	430.9	82.2	4.1	(124.6)	392.6
Segment assets	7,119.9	2,353.2	140.6	676.9
Gross profit as a % of revenue	3.8%	2.2%			3.5%

Geographic Information:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
Long-Lived Assets	2020	2019	2018

	(in millions)
Americas	3,733.2	3,399.1	3,469.2
Europe, Middle East, Africa	875.8	738.8	745.8
Asia Pacific	375.3	272.4	278.3
Total	4,984.3	4,410.3	4,493.3

Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20.         Major Clients

No single client accounted for 10% or more of the Company’s revenue in any of the past five fiscal years. Approximately 8%, 9%, and 8% of the Company’s revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2020, 2019 and 2018, respectively.

21.         Quarterly Financial Information—Unaudited

In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

	First	Second	Third	Fourth
Fiscal Year 2020:	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Revenue	$3,235.6	$3,245.7	$3,189.7	$3,569.0
Cost of revenue	3,069.8	3,076.9	3,004.6	3,379.1
Gross profit	165.8	168.8	185.1	189.9

Equity in earnings of joint ventures	9.9	13.5	8.6	16.8
General and administrative expenses	(43.6)	(41.0)	(54.5)	(49.5)
Restructuring costs	(44.9)	(31.2)	(20.3)	(91.9)
Income from operations	87.2	110.1	118.9	65.3

Other income	4.0	2.4	3.1	1.6
Interest expense	(40.4)	(37.1)	(35.0)	(47.5)
Income from continuing operations before taxes	50.8	75.4	87.0	19.4
Income tax expense (benefit) for continuing operations	15.9	21.7	(7.2)	15.3
Net income from continuing operations	34.9	53.7	94.2	4.1
Net income (loss) from discontinued operations	18.2	(130.7)	(0.1)	(228.0)
Net income (loss)	53.1	(77.0)	94.1	(223.9)

Net income attributable to noncontrolling interests from continuing operations	(4.0)	(5.2)	(3.1)	(4.2)
Net income attributable to noncontrolling interests from discontinued operations	(8.5)	(3.9)	(1.6)	(2.2)
Net income attributable to noncontrolling interests	(12.5)	(9.1)	(4.7)	(6.4)

Net income (loss) attributable to AECOM from continuing operations	30.9	48.5	91.1	(0.1)
Net income (loss) attributable to AECOM from discontinued operations	9.7	(134.6)	(1.7)	(230.2)
Net income (loss) attributable to AECOM	$40.6	$(86.1)	$89.4	$(230.3)

Net income attributable to AECOM per share:
Basic continuing operations per share	$0.20	$0.31	$0.57	$—
Basic discontinued operations per share	$0.06	$(0.85)	$(0.01)	$(1.44)
Basic earnings per share	$0.26	$(0.54)	$0.56	$(1.44)

Diluted continuing operations per share	$0.19	$0.30	$0.56	$—
Diluted discontinued operations per share	$0.06	$(0.84)	$(0.01)	$(1.44)
Diluted earnings per share	$0.25	$(0.54)	$0.55	$(1.44)

Weighted average shares outstanding:
Basic	157.3	158.6	160.1	160.0
Diluted	160.6	160.7	161.8	160.0

	First	Second	Third	Fourth
Fiscal Year 2019:	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Revenue	$3,356.3	$3,412.6	$3,360.2	$3,513.4
Cost of revenue	3,232.9	3,267.8	3,206.4	3,323.7
Gross profit	123.4	144.8	153.8	189.7

Equity in earnings of joint ventures	6.6	16.6	9.2	16.9
General and administrative expenses	(35.9)	(37.4)	(37.5)	(37.4)
Restructuring costs	(63.3)	(15.9)	—	(16.2)
Impairment of long-lived assets	—	—	—	(24.9)
Gain on disposal activities	—	—	—	3.6
Income from operations	30.8	108.1	125.5	131.7

Other income	3.0	3.8	4.3	3.5
Interest expense	(39.4)	(41.4)	(40.5)	(40.2)
(Loss) income from continuing operations before taxes	(5.6)	70.5	89.3	95.0
Income tax (benefit) expense for continuing operations	(42.5)	12.2	27.2	16.6
Net income from continuing operations	36.9	58.3	62.1	78.4
Net income (loss) from discontinued operations	28.2	35.2	43.3	(526.4)
Net income (loss)	65.1	93.5	105.4	(448.0)

Net income attributable to noncontrolling interests from continuing operations	(4.9)	(6.9)	(6.1)	(6.8)
Net income attributable to noncontrolling interests from discontinued operations	(8.6)	(8.8)	(15.6)	(19.4)
Net income attributable to noncontrolling interests	(13.5)	(15.7)	(21.7)	(26.2)

Net income (loss) attributable to AECOM from continuing operations	32.0	51.4	56.0	71.6
Net income (loss) attributable to AECOM from discontinued operations	19.6	26.4	27.7	(545.8)
Net income (loss) attributable to AECOM	$51.6	$77.8	$83.7	$(474.2)
Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.20	$0.33	$0.36	$0.45
Basic discontinued operations per share	$0.13	$0.17	$0.17	$(3.46)
Basic earnings per share	$0.33	$0.50	$0.53	$(3.01)

Diluted continuing operations per share	$0.20	$0.32	$0.35	$0.44
Diluted discontinued operations per share	$0.12	$0.17	$0.17	$(3.39)
Diluted earnings per share	$0.32	$0.49	$0.52	$(2.95)

Weighted average shares outstanding:
Basic	156.4	156.6	157.4	157.7
Diluted	159.6	158.4	159.8	160.9

22.         Subsequent Events

On October 16, 2020, the Company closed on the sale of its Power construction business to CriticalPoint Capital, LLC. Prior to the sale, the Power construction business was classified within discontinued operations.

The Company has repurchased approximately 7.0 million shares for approximately $318.7 million since the beginning of fiscal year 2021.

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at	Additions		Other and	Balance at
	Beginning	Charged to Cost		Foreign	the End of
	of Year	of Revenue	Deductions(a)	Exchange Impact	the Year
Allowance for Doubtful Accounts
Fiscal Year 2020	$56.5	$37.6	$(16.4)	$0.2	$77.9
Fiscal Year 2019	$54.2	$23.9	$(21.0)	$(0.6)	$56.5
Fiscal Year 2018	$53.7	$18.1	$(16.3)	$(1.3)	$54.2
(a)	Primarily relates to accounts written-off and recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2020 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2020. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2020 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company expects to incur restructuring costs of approximately $30 million to $50 million in fiscal year 2021 primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for the restructuring are expected to be approximately $30 million to $50 million.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plans” of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)	The Company’s Consolidated Financial Statements at September 30, 2020 and 2019 and for each of the three years in the period ended September 30, 2020 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.
(2)	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2020, 2019 and 2018.
(3)	See Exhibits and Index to Exhibits, below.
(b)	Exhibits.

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed

Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Purchase and Sale Agreement, dated as of October 12, 2019, by and between AECOM and Maverick Purchaser Sub, LLC	8-K	2.1	10/17/2019
3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/2014
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Amended and Restated Bylaws.	8-K	3.2	11/15/2018
3.7	Certificate of Designations for Class C Preferred Stock.	Form 10	3.2	1/29/2007
3.8	Certificate of Designations for Class E Preferred Stock.	Form 10	3.3	1/29/2007
3.9	Certificate of Designations for Class F Convertible Preferred Stock.	Form 10	3.4	1/29/2007
3.10	Certificate of Designations for Class G Convertible Preferred Stock.	Form 10	3.5	1/29/2007
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Description of Registrant’s Securities				X
4.3	Indenture, dated as of October 6, 2014, by and among AECOM Technology Corporation, the Guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	10/8/2014

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.4	First Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Technology Corporation, the guarantors party thereto and U.S. Bank National Association.	10-K	4.10	11/17/2014
4.5	Second Supplemental Indenture, dated as of June 3, 2015, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	S-4	4.3	7/6/2015
4.6	Third Supplemental Indenture, dated as of June 19, 2015, by and among AECOM, the guarantor party thereto and U.S. Bank National Association.	S-4	4.4	7/6/2015
4.7	Fourth Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.2	3/14/2018
4.8†	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.9†	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.02	3/20/2012
4.10†	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.03	3/20/2012
4.11†	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012
4.12†	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.13	Fifth Supplemental Indenture, dated as of October 17, 2014, by and among AECOM Global II, LLC, URS Fox U.S. LP and U.S. Bank National Association.	10-K	4.8	11/17/2014
4.14	Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.15	First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.3	3/14/2018

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.16	Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014
4.17	Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.18	Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.19	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/2016
4.20	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.21	Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.22	Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer	10-K	4.21	11/13/2018
4.23	Amendment No. 7 to Credit Agreement, dated as of January 28, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A, as administrative agent	8-K	10.1	2/3/2020

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.24	Fifth Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	10-Q	10.1	5/6/2020
4.25	Second Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S Bank National Association.	10-Q	10.2	5/6/2020
4.26	Amendment No. 8 to the Credit Agreement, dated as of May 1, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as of administrative agent.	10-Q	10.3	5/6/2020
10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives	10-Q	10.1	2/7/2018
10.2#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015.	10-Q	10.2	2/11/2015
10.3#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.4#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.5#	Form of Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012
10.6#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.7#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.8#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/2016
10.9#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/2016
10.10#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/2016
10.11#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/2016
10.12#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria.	8-K	10.1	12/15/2016
10.13#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.14#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.15#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.16#	Letter Agreement, dated as of March 6, 2014, by and among AECOM Technology Corporation and Michael S. Burke.	8-K	10.1	3/12/2014

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.17#	Letter Agreement, dated as of May 8, 2018 between AECOM and Michael S. Burke.	10-Q	10.1	5/9/2018
10.18#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.19#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.20#	AECOM Amended and Restated Employee Stock Purchase Plan.	DEF 14A	Annex A	1/23/2019
10.21#	Change in Control Severance Agreement, dated as of August 23, 2019, by and between AECOM Management Services Inc. and John Vollmer.	8-K	10.1	8/23/2019
10.22#	Retention and Completion Bonus Award Agreement, effective as of August 23, 2019, by and between AECOM and John Vollmer.	8-K	10.2	8/23/2019
10.23#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2019)	10-Q	10.1	2/6/2019
10.24#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2020)	10-Q	10.1	2/5/2020
10.25	Agreement, dated as of November 22, 2019, by and among AECOM and Starboard Value LP and the other parties set forth therein	8-K	10.1	11/22/2019
10.26#	Letter Agreement between AECOM and Michael S. Burke effective November 22, 2019	10-Q	10.3	2/5/2020
10.27#	Separation and Release Agreement between AECOM and Carla J. Christofferson dated November 27, 2019	10-Q	10.4	2/5/2020
10.28#	Letter Agreement between AECOM and Michael S. Burke effective March 11, 2020	10-Q	10.4	5/6/2020
10.29#	AECOM 2020 Stock Incentive Plan	DEF 14A	Annex A	1/23/2020
10.30#	Letter Agreement between AECOM and W. Troy Rudd dated June 13, 2020	10-Q	10.1	8/5/2020
10.31#	Letter Agreement between AECOM and Lara Poloni dated June 13, 2020	10-Q	10.2	8/5/2020
10.32#	Senior Leadership Severance Plan	10-Q	10.3	8/5/2020
10.33#	Employment Agreement, dated October 19, 2020, by and between AECOM Australia Pty Ltd and Lara Poloni				X
10.34#	Separation and Release Agreement, dated as of October 2, 2020, by and between AECOM and Steve Morriss				X
10.35#	Separation and Release Agreement, dated October 2, 2020, by and between AECOM and Randall A. Wotring				X
21.1	Subsidiaries of AECOM.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure.				X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline XBRL.				X
#	Management contract or compensatory plan or arrangement.
*	Document has been furnished and not filed.
†	Indicates a material agreement previously filed by URS Corporation, a public company acquired by AECOM on October 17, 2014.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

By:	/s/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer
(Principal Financial Officer)
Date:	November 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. TROY RUDD W. Troy Rudd	Chief Executive Officer (Principal Executive Officer)	November 18, 2020

/s/ GAURAV KAPOOR Gaurav Kapoor	Chief Financial Officer (Principal Financial Officer, Principal Ac- counting Officer)	November 18, 2020

/s/ BRADLEY W. BUSS Bradley W. Buss	Director	November 18, 2020

/s/ ROBERT G. CARD Robert G. Card	Director	November 18, 2020

/s/ JACQUELINE C. HINMAN Jacqueline C. Hinman	Director	November 18, 2020

/S/ STEVEN A. KANDARIAN Steven A. Kandarian	Director	November 18, 2020

/s/ ROBERT J. ROUTS Robert J. Routs	Director	November 18, 2020

/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 18, 2020

/s/ DOUGLAS W. STOTLAR Douglas W. Stotlar	Director (Chairman)	November 18, 2020

/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director	November 18, 2020

/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 18, 2020