Form 10-Q
period 2020-12-31
AECOM
filed 2021-02-10
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-52423

AECOM

(Exact name of registrant as specified in its charter)

Delaware	61-1088522
State or Other Jurisdiction Of Incorporation or Organization	I.R.S. Employer Identification Number

300 South Grand Avenue, Suite 900
Los Angeles, California	90071
Address of Principal Executive Offices	Zip Code

(213) 593-8100

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

As of February 4, 2021, 147,711,548 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	December 31,	September 30,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$940,857	$1,599,688
Cash in consolidated joint ventures	103,891	108,644
Total cash and cash equivalents	1,044,748	1,708,332
Accounts receivable—net	2,930,891	2,865,888
Contract assets	1,488,615	1,536,389
Prepaid expenses and other current assets	738,945	667,393
Current assets held for sale	666,724	716,727
Income taxes receivable	30,969	35,637
TOTAL CURRENT ASSETS	6,900,892	7,530,366
PROPERTY AND EQUIPMENT—NET	412,636	381,672
DEFERRED TAX ASSETS—NET	380,997	357,318
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	254,616	229,312
GOODWILL	3,514,482	3,484,221
INTANGIBLE ASSETS—NET	72,003	76,917
OTHER NON-CURRENT ASSETS	158,326	160,036
OPERATING LEASE RIGHT-OF-USE ASSETS	669,390	652,115
NON-CURRENT ASSETS HELD FOR SALE	141,213	126,994
TOTAL ASSETS	$12,504,555	$12,998,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,282	$223
Accounts payable	2,264,703	2,352,144
Accrued expenses and other current liabilities	2,265,731	2,211,734
Income taxes payable	47,968	47,103
Contract liabilities	1,051,439	988,881
Current liabilities held for sale	347,477	469,718
Current portion of long-term debt	21,996	20,651
TOTAL CURRENT LIABILITIES	6,001,596	6,090,454
OTHER LONG-TERM LIABILITIES	146,642	162,784
OPERATING LEASE LIABILITIES, NON-CURRENT	752,769	745,287
LONG-TERM LIABILITIES HELD FOR SALE	88,990	98,793
DEFERRED TAX LIABILITY—NET	5,643	3,491
PENSION BENEFIT OBLIGATIONS	444,380	443,462
LONG-TERM DEBT	2,044,358	2,041,136
TOTAL LIABILITIES	9,484,378	9,585,407

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of December 31, 2020 and September 30, 2020; issued and outstanding 148,576,375 and 157,044,687 shares as of December 31, 2020 and September 30, 2020, respectively	1,486	1,570
Additional paid-in capital	4,038,149	4,035,414
Accumulated other comprehensive loss	(876,792)	(918,674)
(Accumulated deficits) Retained earnings	(254,639)	174,248
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,908,204	3,292,558
Noncontrolling interests	111,973	120,986
TOTAL STOCKHOLDERS’ EQUITY	3,020,177	3,413,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,504,555	$12,998,951

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2020	2019

Revenue	$3,313,155	$3,235,610
Cost of revenue	3,128,785	3,069,810
Gross profit	184,370	165,800

Equity in earnings of joint ventures	8,201	9,928
General and administrative expenses	(38,360)	(43,614)
Restructuring costs	(13,038)	(44,925)
Income from operations	141,173	87,189

Other income	3,853	4,008
Interest expense	(30,651)	(40,377)
Income from continuing operations before taxes	114,375	50,820
Income tax expense for continuing operations	25,601	15,906
Net income from continuing operations	88,774	34,914
Net (loss) income from discontinued operations	(55,752)	18,180
Net income	33,022	53,094

Net income attributable to noncontrolling interests from continuing operations	(5,414)	(4,047)
Net income attributable to noncontrolling interests from discontinued operations	(1,480)	(8,443)
Net income attributable to noncontrolling interests	(6,894)	(12,490)

Net income attributable to AECOM from continuing operations	83,360	30,867
Net (loss) income attributable to AECOM from discontinued operations	(57,232)	9,737
Net income attributable to AECOM	$26,128	$40,604

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.55	$0.20
Basic discontinued operations per share	$(0.38)	$0.06
Basic earnings per share	$0.17	$0.26

Diluted continuing operations per share	$0.54	$0.19
Diluted discontinued operations per share	$(0.37)	$0.06
Diluted earnings per share	$0.17	$0.25

Weighted average shares outstanding:
Basic	151,424	157,332
Diluted	153,744	160,657

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31,	December 31,
	2020	2019

Net income	$33,022	$53,094

Other comprehensive income, net of tax:
Net unrealized gain on derivatives, net of tax	889	3,031
Foreign currency translation adjustments	51,951	48,206
Pension adjustments, net of tax	(10,753)	(9,599)
Other comprehensive income, net of tax	42,087	41,638
Comprehensive income	75,109	94,732
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(7,099)	(12,597)
Comprehensive income attributable to AECOM	$68,010	$82,135

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Earnings	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350
Net income	—	—	—	40,604	40,604	12,490	53,094
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive income	—	—	41,531	—	41,531	107	41,638
Issuance of stock	17	5,316	—	—	5,333	—	5,333
Repurchases of stock	(10)	(23,625)	—	(14,875)	(38,510)	—	(38,510)
Stock based compensation	—	21,255	—	—	21,255	—	21,255
Other transactions with noncontrolling interests	—	—	—	—	—	(186)	(186)
Contributions from noncontrolling interests	—	—	—	—	—	2,813	2,813
Distributions to noncontrolling interests	—	—	—	—	—	(37,596)	(37,596)
BALANCE AT DECEMBER 31, 2019	$1,582	$3,956,596	$(822,666)	$537,490	$3,673,002	$186,402	$3,859,404

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544
Net income	—	—	—	26,128	26,128	6,894	33,022
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	41,882	—	41,882	205	42,087
Issuance of stock	15	9,094	—	—	9,109	—	9,109
Repurchases of stock	(99)	(21,722)	—	(447,036)	(468,857)	—	(468,857)
Stock based compensation	—	15,363	—	—	15,363	—	15,363
Other transactions with noncontrolling interests	—	—	—	—	—	2,307	2,307
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(13,070)	(13,070)
Contributions from noncontrolling interests	—	—	—	—	—	79	79
Distributions to noncontrolling interests	—	—	—	—	—	(5,428)	(5,428)
BALANCE AT DECEMBER 31, 2020	$1,486	$4,038,149	$(876,792)	$(254,639)	$2,908,204	$111,973	$3,020,177

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,022	$53,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,523	57,875
Equity in earnings of unconsolidated joint ventures	(15,877)	(14,800)
Distribution of earnings from unconsolidated joint ventures	12,780	16,867
Non-cash stock compensation	15,363	21,255
Impairment of long-lived assets	95,814	—
Loss on sale of discontinued operations	11,334	—
Foreign currency translation	7,954	16,077
Other	4,276	4,127
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	2,069	(129,001)
Prepaid expenses and other assets	(133,598)	(28,619)
Accounts payable	(119,025)	(91,375)
Accrued expenses and other current liabilities	(31,951)	(209,185)
Contract liabilities	97,348	90,620
Other long-term liabilities	(11,928)	6,135
Net cash provided by (used in) operating activities	$7,104	$(206,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for disposal of discontinued operations including cash disposed	(90,159)	—
Investment in unconsolidated joint ventures	(36,080)	(41,103)
Return of investment in unconsolidated joint ventures	2,808	3,516
Proceeds from sale of investments	3,436	500
Proceeds from disposal of property and equipment	9,629	556
Payments for capital expenditures	(30,902)	(31,594)
Net cash used in investing activities	$(141,268)	$(68,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	$409,710	$1,810,509
Repayments of borrowings under credit agreements	(415,106)	(1,694,733)
Proceeds from issuance of common stock	8,099	4,743
Payments to repurchase common stock	(468,857)	(38,510)
Net distributions to noncontrolling interests	(5,349)	(34,783)
Other financing activities	2,035	32,126
Net cash (used in) provided by financing activities	$(469,468)	$79,352

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,912	2,714
NET DECREASE IN CASH AND CASH EQUIVALENTS	(596,720)	(192,989)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,818,249	1,080,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,221,529	887,365
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(176,781)	(161,929)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,044,748	$725,436

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2020 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report.

The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2021.

On January 31, 2020, the Company completed the sale of its Management Services business to an affiliate of American Securities LLC and Lindsay Goldberg LLC . Additionally, as discussed in more detail in Note 3, the Company concluded that its self-perform at-risk construction businesses met the criteria for held for sale beginning in the first quarter of fiscal year 2020. Collectively, the Management Services business and the self-perform at-risk construction businesses met the criteria for discontinued operation classification. As a result, the Management Services business and the self-perform at-risk construction businesses are presented in the consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the consolidated balance sheets as assets and liabilities held for sale.

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

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and some other instruments. The new guidance replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the new guidance effective October 1, 2020 using a modified retrospective approach that resulted in a $8.0 million, net of tax, reduction to retained earnings without restating comparative periods. Additional disclosures regarding the adoption can be found in Note 4.

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

In August 2018, the FASB issued new accounting guidance aligning the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract with previously existing guidance for capitalizing costs incurred to develop internal-use software. The new guidance was effective for the Company’s fiscal year starting October 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued new accounting guidance amending the disclosure requirements for fair value measurements. These improvements require more disclosure for amounts measured at fair value, and specifically unobservable inputs used in fair value measurements. The Company adopted the new guidance starting on October 1, 2020. Adoption of the new guidance did not have a significant impact on the Company’s financial reporting process.

In August 2018, the FASB issued new accounting guidance for the disclosure requirements of defined benefit pension plans. The amended guidance eliminates certain disclosure requirements that were no longer considered to be cost beneficial. The Company expects to adopt the new guidance starting on October 1, 2021 and does not expect adoption of the new guidance will have a significant impact on its financial reporting process.

In March 2020, the Securities and Exchange Commission (SEC) adopted final rules that amend the financial disclosure requirement for guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The new rules amend and streamline the disclosures required by guarantors and issuers of guaranteed securities. Among other things, the new disclosures may be located outside the financial statements. The new rule was effective January 4, 2021, and early adoption is permitted. The Company adopted the new rule on March 31, 2020. Accordingly, the revised condensed consolidating financial information is presented outside of these consolidated financial statements.

3.    Discontinued Operations, Goodwill and Intangible Assets

During the second quarter of fiscal 2020, the Company completed the sale of its Management Services business to Maverick Purchaser Sub, LLC (Purchaser), an affiliate of American Securities LLC and Lindsay Goldberg LLC. The Company received total cash consideration of $2.28 billion inclusive of the receipt in the third quarter of fiscal 2020 of $122.0 million received in connection with a favorable working capital purchase price adjustment and contingent consideration of approximately $120 million attributable to certain claims related to prior work and engagements. As a result of the sale, the Company recognized a pre-tax gain of $161.9 million. The gain on sale was included in the net loss from discontinued operations in the Consolidated Statements of Operations.

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

During the first quarter of fiscal 2021, the Company completed the sale of its power construction business to CriticalPoint Capital, LLC. The Company recorded a pre-tax loss on the sale of $11.3 million related to working capital calculations, which is expected to finalize in the next quarter.

The Company also completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. During the first quarter of fiscal 2021, the Company recorded a $58.3 million loss related to the remeasurement of its civil infrastructure construction businesses to fair value less cost to sell, net of tax. Fair value was estimated using Level 3 inputs, such as forecasted cash flows and earnings performance, and Level 2 inputs, including the expected sales price.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	December 31,	September 30,
	2020	2020

Cash and cash equivalents	$176.8	$109.9
Receivables and contract assets	463.8	544.3
Other	26.1	62.5
Current assets held for sale	$666.7	$716.7

Property and equipment, net	$122.4	$119.8
Other	287.5	254.4
Write-down of assets to fair value less cost to sell	(268.7)	(247.2)
Non-current assets held for sale	$141.2	$127.0

Accounts payable and accrued expenses	$249.5	$394.5
Contract liabilities	93.7	73.6
Other	4.3	1.6
Current liabilities held for sale	$347.5	$469.7

Long-term liabilities held for sale	$89.0	$98.8

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended
	December 31,	December 31,
	2020	2019

Revenue	$330.7	$1,502.8
Cost of revenue	322.9	1,473.5
Gross profit	7.8	29.3
Equity in earnings of joint ventures	7.7	4.9
Loss on disposal activities	(11.3)	—
Transaction costs	(10.9)	—
Impairment of long-lived assets	(95.8)	—
(Loss) income from operations	(102.5)	34.2
Other income	—	1.2
Interest expense	(0.2)	(12.8)
(Loss) income before taxes	(102.7)	22.6
Income tax (benefit) expense	(46.9)	4.4
Net (loss) income from discontinuing operations	$(55.8)	$18.2

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended
	December 31,	December 31,
	2020	2019

Depreciation and amortization:
Property and equipment	$—	$4.6
Intangible assets and capitalized debt issuance costs	$—	$12.8
Payments for capital expenditures	$(3.0)	$(8.2)

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2020 were as follows:

		Foreign
	September 30,	Exchange	December 31,
	2020	Impact	2020

	(in millions)
Americas	$2,617.1	$8.2	$2,625.3
International	867.1	22.1	889.2
Total	$3,484.2	$30.3	$3,514.5

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31 and September 30, 2020, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2020			September 30, 2020
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$663.3	$(591.3)	$72.0	$662.8	$(585.9)	$76.9	1	-	11

Amortization expense of acquired intangible assets included within cost of revenue was $5.4 million and $6.1 million for the three months ended December 31, 2020 and 2019, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2020 and for the succeeding years:

Fiscal Year	(in millions)
2021 (nine months remaining)	$15.4
2022	19.7
2023	18.8
2024	17.4
2025	0.7
Total	$72.0

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These subcontractor and other direct costs for the three months ended December 31, 2020 and 2019 were $1.8 billion and $1.7 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended
	December 31,	December 31,
	2020	2019

	(in millions)
Cost reimbursable	$1,327.4	$1,394.4
Guaranteed maximum price	1,197.9	947.5
Fixed price	787.9	893.7
Total revenue	$3,313.2	$3,235.6

	Three months ended
	December 31,	December 31,
	2020	2019

	(in millions)
Americas	$2,557.5	$2,452.5
Europe, Middle East, Africa	391.3	429.6
Asia Pacific	364.4	353.5
Total revenue	$3,313.2	$3,235.6

As of December 31, 2020, the Company had allocated $19.2 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $464.3 million and $410.1 million during the three months ended December 31, 2020 and 2019, respectively, that was included in contract liabilities as of September 30, 2020 and 2019, respectively.

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from its clients. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. The Company’s accounts receivables represent amounts billed to clients that have yet to be collected and represent an unconditional right to cash from its clients. Contract assets represent the amount of contract revenue recognized but not yet billed pursuant to contract terms or accounts billed after the balance sheet date. Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company’s revenue recognition policy.

Net accounts receivable consisted of the following:

	December 31,	September 30,
	2020	2020

	(in millions)
Billed	$2,498.8	$2,419.6
Contract retentions	524.8	524.2
Total accounts receivable—gross	3,023.6	2,943.8
Allowance for credit losses	(92.7)	(77.9)
Total accounts receivable—net	$2,930.9	$2,865.9

Substantially all contract assets as of December 31, 2020 and September 30, 2020 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $170 million as of December 31, 2020 and September 30, 2020. The asset related to the Deactivation, Demolition, and Removal Project retained from the Purchaser discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

On October 1, 2020, the Company adopted accounting pronouncements issued by the FASB regarding the changes to the way in which entities estimate credit losses for most financial assets, including accounts receivable and contract assets. The new guidance requires the Company to maintain an allowance for credit losses, which represent the portion of its financial assets that it does not expect to collect over their contractual life. The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2020 and September 30, 2020.

The Company sold trade receivables to financial institutions, of which $205.6 million and $166.6 million were outstanding as of December 31, 2020 and September 30, 2020, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	December 31,
	2020	September 30,
	(unaudited)	2020

	(in millions)
Current assets	$532.7	$536.3
Non-current assets	76.2	77.0
Total assets	$608.9	$613.3

Current liabilities	$382.9	$409.9
Non-current liabilities	1.5	1.5
Total liabilities	384.4	411.4
Total AECOM equity	134.8	113.9
Noncontrolling interests	89.7	88.0
Total owners’ equity	224.5	201.9
Total liabilities and owners’ equity	$608.9	$613.3

Total revenue of the consolidated joint ventures was $189.2 million and $220.6 million for the three months ended December 31, 2020 and 2019, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	December 31,	September 30,
	2020	2020

	(in millions)
Current assets	$1,057.0	$1,087.2
Non-current assets	515.0	465.8
Total assets	$1,572.0	$1,553.0

Current liabilities	$925.2	$937.1
Non-current liabilities	60.2	58.9
Total liabilities	985.4	996.0
Joint ventures’ equity	586.6	557.0
Total liabilities and joint ventures’ equity	$1,572.0	$1,553.0

AECOM’s investment in unconsolidated joint ventures	$254.6	$229.3

	Three Months Ended
	December 31,	December 31,
	2020	2019

	(in millions)
Revenue	$584.3	$765.1
Cost of revenue	557.5	746.0
Gross profit	$26.8	$19.1
Net income	$25.4	$18.2

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31,	December 31,
	2020	2019

	(in millions)
Pass through joint ventures	$4.4	$9.2
Other joint ventures	3.8	0.7
Total	$8.2	$9.9

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31, 2020		December 31, 2019
	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.2
Interest cost on projected benefit obligation	1.0	5.3	1.6	5.6
Expected return on plan assets	(1.6)	(10.5)	(1.8)	(9.4)
Amortization of net loss	1.5	2.2	1.2	2.1
Net periodic benefit cost	$0.9	$(2.9)	$1.0	$(1.5)

The total amounts of employer contributions paid for the three months ended December 31, 2020 were $3.0 million for U.S. plans and $7.3 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2021 are $9.2 million for U.S. plans and $21.7 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	December 31,	September 30,
	2020	2020

	(in millions)
2014 Credit Agreement	$247.0	$248.5
2024 Senior Notes	797.3	797.3
2017 Senior Notes	997.3	997.3
Other debt	48.5	41.9
Total debt	2,090.1	2,085.0
Less: Current portion of debt and short-term borrowings	(24.3)	(20.9)
Less: Unamortized debt issuance costs	(21.4)	(23.0)
Long-term debt	$2,044.4	$2,041.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2020:

Fiscal Year
2021 (nine months remaining)	$18.7
2022	20.2
2023	247.2
2024	6.7
2025	799.9
Thereafter	997.4
Total	$2,090.1

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

On January 28, 2020, AECOM entered into Amendment No. 7 to the Credit Agreement which modifies the asset disposition covenant to permit the sale of the Company’s Management Services business and the mandatory prepayment provision so that only outstanding term loans are prepaid using the net proceeds from the sale.

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

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to the Credit Agreement, pursuant to which the maturity of the revolving credit facility and the term loans outstanding under the Credit Agreement were extended to February 8, 2026. In addition, the refinancing amendment reduced the size of the revolving credit facility to $1,150,000,000. The Company is required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis. The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) LIBOR plus an applicable margin (the "LIBOR Applicable Margin"), which is currently at 1.50% or (b) the federal funds effective rate plus an applicable margin (the "Base Rate Applicable Margin" and together with the LIBOR Applicable Margin, the "Applicable Margins"), which is currently at 0.50%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and the Company's percentage of employees who identify as women (each, a "Sustainability Metric"). The Applicable Margins and the commitment fees for the revolving credit facility will be adjusted on an annual basis based on the Company's achievement of preset thresholds for each Sustainability Metric.

On July 30, 2020, the Company drew $248.5 million on its secured delayed draw term loan facility for the purpose of redeeming all of the 2022 URS Senior Notes.

Under the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. The Company’s Consolidated Leverage Ratio was 2.3 at December 31, 2020. The Company’s Consolidated Interest Coverage Ratio was 6.2 at December 31, 2020. As of December 31, 2020, the Company was in compliance with the covenants of the Credit Agreement.

At December 31, 2020 and September 30, 2020, outstanding standby letters of credit totaled $20.6 million and $19.0 million, respectively, under the Company’s revolving credit facilities. As of December 31, 2020 and September 30, 2020, the Company had $1,329.4 million and $1,331.0 million, respectively, available under its revolving credit facility.

2024 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes). On November 2, 2015, the Company completed an exchange offer to exchange the registered notes, as well as all related guarantees.

As of December 31, 2020, the estimated fair value of the 2024 Notes was approximately $879.0 million. The fair value of the 2024 Notes as of December 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes. Interest on the 2024 Notes is payable semi-annually on April 15 and October 15 of each year at a rate of 5.875% per annum. The 2024 Notes will mature on October 15, 2024.

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

The Company was in compliance with the covenants relating to the 2024 Notes as of December 31, 2020.

2017 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

As of December 31, 2020, the estimated fair value of the 2017 Senior Notes was approximately $1,107.0 million. The fair value of the 2017 Senior Notes as of December 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest is payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of December 31, 2020.

URS Senior Notes

In connection with the 2014 acquisition of URS Corporation (URS), the Company assumed the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes).

The remaining $248.5 million principal amount of the 2022 URS Senior Notes were fully redeemed on August 31, 2020 using proceeds from a $248.5 million secured delayed draw term loan facility under the Credit Agreement, at a redemption price that was 106.835% of the principal amount outstanding plus accrued and unpaid interest. The August 31, 2020 redemption resulted in a $17.0 million prepayment premium, which was included in interest expense during the year ended September 30, 2020.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2020 and September 30, 2020, these outstanding standby letters of credit totaled $466.6 million and $510.1 million, respectively. As of December 31, 2020, the Company had $464.1 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2020 and 2019 was 5.2% and 4.9%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2020 and 2019 of $1.8 million and $1.3 million, respectively.

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

December 31, 2020
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

September 30, 2020
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2020 and 2019.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments were not material at December 31, 2020 or September 30, 2020.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the three months ended December 31, 2020 and 2019. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the three months ended December 31 was as follows:

	2020		2019
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.4	$36.41	0.1	$31.62
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Outstanding at December 31	0.4	36.41	0.1	31.62

Vested and expected to vest in the future as of December 31	0.1	$31.62	0.1	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $52.50 and $43.06 during the three months ended December 31, 2020 and 2019, respectively. The weighted average grant date fair value of restricted stock unit awards was $47.87 and $43.06 during the three months ended December 31, 2020 and 2019, respectively. Total compensation expense related to these share-based payments including stock options was $15.4 million and $21.3 million during the three months ended December 31, 2020 and 2019, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2020 and September 30, 2020 was $68.0 million and $50.0 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company's effective tax rate was 22.4% and 31.3% for the three months ended December 31, 2020 and 2019, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three month period ended December 31, 2020 were a tax benefit of $10.9 million related to income tax credits and incentives, tax expense of $7.2 million related to foreign residual income, and tax expense of $4.5 million related to state income taxes. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three month period ended December 31, 2019 were tax expense of $5.6 million related to nondeductible costs, tax expense of $4.0 million related to foreign residual income, and tax expense of $2.8 million related to state income taxes. These items of tax expense were partially offset by a tax benefit of $7.4 million related to income tax credits and incentives.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2020 and 2019, equity awards excluded from the calculation of potential common shares were not significant .

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2020	2019

	(in millions)
Denominator for basic earnings per share	151.4	157.3
Potential common shares	2.3	3.4
Denominator for diluted earnings per share	153.7	160.7

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

The Company recognizes a right-of-use asset and lease liability for its operating leases at the commencement date equal to the present value of the contractual minimum lease payments over the lease term. The present value is calculated using the rate implicit in the lease, if known, or the Company’s incremental secured borrowing rate. The discount rate used for operating leases is primarily determined based on an analysis of the Company’s incremental secured borrowing rate, while the discount rate used for finance leases is primarily determined by the rate specified in the lease.

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

The components of lease expenses are as follows:

	Three Months Ended
	December 31,	December 31,
	2020	2019

	(in millions)
Operating lease cost	$47.5	$46.6
Finance lease cost
Amortization of right-of-use assets	2.5	4.7
Interest on lease liabilities	0.8	0.5
Variable lease cost	9.2	9.6
Short-term lease cost	2.0	3.4
Total lease cost	$62.0	$64.8

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	December 31, 2020	Sepetmber 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$669.4	$652.1
Finance lease assets	Property and equipment – net	35.0	29.1
Total lease assets		$704.4	$681.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$172.1	$168.4
Finance lease liabilities	Current portion of long-term debt	12.4	9.8
Total current lease liabilities		184.5	178.2

Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	752.8	745.3
Finance lease liabilities	Long-term debt	26.9	22.0
Total non-current lease liabilities		$779.7	$767.3

	As of	As of
	December 31, 2020	September 30, 2020
Weighted average remaining lease term (in years):
Operating leases	7.2	7.3
Finance leases	3.5	3.3
Weighted average discount rates:
Operating leases	4.5%	4.6%
Finance leases	4.6%	4.7%

Additional cash flow information related to leases is as follows:

	Three Months Ended
	December 31,	December 31,
	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57.8	$55.8
Operating cash flows from finance leases	0.7	0.5
Financing cash flows from finance leases	1.9	4.2
Right-of-use assets obtained in exchange for new operating leases	42.6	9.4
Right-of-use assets obtained in exchange for new finance leases	8.4	7.2

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2021 (nine months remaining)	$162.7	$10.3
2022	180.5	12.6
2023	147.7	10.5
2024	126.9	7.0
2025	111.6	2.1
Thereafter	368.7	0.1
Total lease payments	$1,098.1	$42.6
Less: Amounts representing interest	$(173.2)	$(3.3)
Total lease liabilities	$924.9	$39.3

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2020	2020

	(in millions)
Accrued salaries and benefits	$678.8	$675.7
Accrued contract costs	1,137.3	1,104.7
Other accrued expenses	449.6	431.3
	$2,265.7	$2,211.7

Accrued contract costs above include balances related to professional liability accruals of $628.5 million and $596.0 million as of December 31, 2020 and September 30, 2020, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2020 and September 30, 2020. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the three months ended December 31, 2020 and 2019. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $30 million to $50 million in fiscal year 2021 primarily related to costs associated with the advancing its previously announced actions to deliver margin improvement and efficiencies that result in a more agile organization. During the first quarter of fiscal 2021, the Company incurred restructuring expenses of $13.0 million, including personnel and other costs of $10.2 million and real estate costs of $2.8 million, of which $1.7 million was accrued and unpaid at December 31, 2020. During the first quarter of fiscal 2020, the Company incurred restructuring expenses of $44.9 million, including personnel and other costs of $38.2 million and real estate costs of $6.7 million, of which $16.7 million was accrued and unpaid at December 31, 2019.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2020 and 2019 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive (loss) income before reclassification	(13.7)	51.7	—	38.0
Amounts reclassified from accumulated other comprehensive (loss) income	3.0	—	0.9	3.9
Balances at December 31, 2020	$(353.5)	$(515.6)	$(7.7)	$(876.8)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive (loss) income before reclassification	(12.4)	48.0	2.2	37.8
Amounts reclassified from accumulated other comprehensive (loss) income	2.8	—	0.9	3.7
Balances at December 31, 2019	$(312.3)	$(500.7)	$(9.7)	$(822.7)

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

At December 31, 2020, the Company was contingently liable in the amount of approximately $481.5 million in issued standby letters of credit and $6.1 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At December 31, 2020, the Company has capital commitments of $21.5 million to the Fund over the next 8 years.

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

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, the Former Affiliate was required to perform work outside the scope of the Task Order Modification. In December 2014, the Former Affiliate submitted an initial set of claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope (the “2014 Claims”). On December 6, 2019, the Former Affiliate submitted a second set of claims against the DOE seeking recovery of an additional $60.4 million, including additional project costs and delays outside the scope of the contract as a result of differing site and ground conditions (the “2019 Claims”). The Former Affiliate also submitted three alternative breach of contract claims to the 2014 and 2019 Claims that may entitle the Former Affiliate to recovery of $148.5 million to $329.4 million. On December 30, 2019, the DOE denied the Former Affiliate’s 2014 Claims. On September 25, 2020, the DOE denied the Former Affiliate’s 2019 Claims. The Company filed an appeal of these decisions on December 20, 2020 in the Court of Federal Claims. Deconstruction, decommissioning and site restoration activities are complete.

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

Refinery Turnaround Project

A Former Affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company's Former Affiliate’s control, including client directed changes and delays and the refinery’s condition, the Company's Former Affiliate performed additional work outside of the original contract over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company’s Former Affiliate alleging it incurred approximately $79 million in damages due to the Company’s Former Affiliate’s project performance. In April 2019, the Company’s Former Affiliate filed and perfected a $132 million construction lien against the refinery for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and the Company’s Former Affiliate, the refinery owner crossclaimed against the Company’s Former Affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s Former Affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s Former Affiliate. The parties have agreed on a September 1, 2021 deadline for close of discovery in this matter.

On January 31, 2020, the Company completed the sale of its Management Services business to the Purchaser including the Former Affiliate, however, the Refinery Turnaround project, including related claims and liabilities, has been retained by the Company.

The Company intends to vigorously prosecute and defend this matter; however, the Company cannot provide assurance that the Company will be successful in these efforts. The resolution of this matter and any potential range of loss cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that Company is continuing to assess.

16.   Reportable Segments

During the first quarter of fiscal 2020, the Company reorganized its operating and reporting structure to better align with its ongoing professional services business. This reorganization better reflects the continuing operations of the Company after the sale of its former Management Services reportable business segment and planned disposal of its self-perform at-risk construction businesses discussed in Note 3. The businesses that comprised the Company’s former Management Services reportable business segment and the civil infrastructure, power and oil and gas construction businesses in the former Construction Services reportable business segment were classified as discontinued operations. The former Design and Consulting Services reportable business segment and construction management business in the former Construction Services reportable business segment were reformed around geographic regions. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, Africa, and the Asia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Three Months Ended December 31, 2020:
Revenue	$2,557.3	$755.6	$0.3	$—	$3,313.2
Gross profit	145.0	39.1	0.3	—	184.4
Equity in earnings of joint ventures	1.4	3.0	3.8	—	8.2
General and administrative expenses	—	—	(1.9)	(36.5)	(38.4)
Restructuring costs	—	—	—	(13.0)	(13.0)
Operating income	146.4	42.1	2.2	(49.5)	141.2
Gross profit as a % of revenue	5.7%	5.2%	—	—	5.6%

Three Months Ended December 31, 2019:
Revenue	$2,452.0	$783.1	$0.5	$—	$3,235.6
Gross profit	139.4	25.9	0.5	—	165.8
Equity in earnings of joint ventures	6.4	2.8	0.7	—	9.9
General and administrative expenses	—	—	(2.4)	(41.2)	(43.6)
Restructuring costs	—	—	—	(44.9)	(44.9)
Operating income (loss)	145.8	28.7	(1.2)	(86.1)	87.2
Gross profit as a % of revenue	5.7%	3.3%	—	—	5.1%

Reportable Segments:
Total assets
December 31,2020	$7,801.1	$2,546.7	$210.9	$1,138.0
September 30, 2020	7,929.3	2,454.0	198.0	1,573.9

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to future impacts caused by the Covid-19 coronavirus pandemic and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the Management Services transaction, including the risk that the expected benefits of the Management Services transaction or any contingent purchase price will not be realized within the expected time frame, in full or at all; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

●	Americas: Planning, consulting, architectural and engineering design, and construction management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	International: Planning, consulting, architectural and engineering design services to commercial and government clients in Europe, the Middle East, Africa and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	AECOM Capital (ACAP): Invests primarily in real estate projects.

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

The U.S. federal government, including in connection with the new Biden Administration, has proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact on our infrastructure business.

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

We expect to incur restructuring costs of $30 million to $50 million in fiscal year 2021 primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for these restructuring actions are expected to be approximately $30 million to $50 million.

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

Results of Operations

Three months ended December 31, 2020 compared to the three months ended December 31, 2019

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2020	2019	$	%

	(in millions)
Revenue	$3,313.2	$3,235.6	$77.6	2.4%
Cost of revenue	3,128.8	3,069.8	59.0	1.9
Gross profit	184.4	165.8	18.6	11.2
Equity in earnings of joint ventures	8.2	9.9	(1.7)	(17.2)
General and administrative expenses	(38.4)	(43.6)	5.2	(11.9)
Restructuring costs	(13.0)	(44.9)	31.9	(71.0)
Income from operations	141.2	87.2	54.0	61.9
Other income	3.9	4.0	(0.1)	(2.5)
Interest expense	(30.7)	(40.4)	9.7	(24.0)
Income from continuing operations before taxes	114.4	50.8	63.6	125.2
Income tax expense for continuing operations	25.6	15.9	9.7	61.0
Net income from continuing operations	88.8	34.9	53.9	154.4
Net (loss) income from discontinued operations	(55.8)	18.2	(74.0)	(406.6)
Net income	33.0	53.1	(20.1)	(37.9)
Net income attributable to noncontrolling interests from continuing operations	(5.4)	(4.0)	(1.4)	35.0
Net income attributable to noncontrolling interests from discontinued operations	(1.5)	(8.5)	7.0	(82.4)
Net income attributable to noncontrolling interests	(6.9)	(12.5)	5.6	(44.8)
Net income attributable to AECOM from continuing operations	83.4	30.9	52.5	169.9
Net (loss) income attributable to AECOM from discontinued operations	(57.3)	9.7	(67.0)	(690.7)
Net income attributable to AECOM	$26.1	$40.6	$(14.5)	(35.7)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	94.4	94.9
Gross profit	5.6	5.1
Equity in earnings of joint ventures	0.2	0.3
General and administrative expenses	(1.1)	(1.3)
Restructuring costs	(0.4)	(1.4)
Income from operations	4.3	2.7
Other income	0.1	0.1
Interest expense	(0.9)	(1.2)
Income from continuing operations before taxes	3.5	1.6
Income tax expense for continuing operations	0.8	0.5
Net income from continuing operations	2.7	1.1
Net (loss) income from discontinued operations	(1.7)	0.5
Net income	1.0	1.6
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.2)	(0.1)
Net income attributable to noncontrolling interests from discontinued operations, net of tax	0.0	(0.3)
Net income attributable to noncontrolling interests	(0.2)	(0.4)
Net income attributable to AECOM from continuing operations	2.5	1.0
Net (loss) income attributable to AECOM from discontinued operations	(1.7)	0.2
Net income attributable to AECOM	0.8%	1.2%

Revenue

Our revenue for the three months ended December 31, 2020 increased $77.6 million, or 2.4%, to $3,313.2 million as compared to $3,235.6 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2020 was primarily attributable to an increase in our Americas segment of $105.3 million, offset by a decrease in our International segment of $27.5 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended December 31, 2020 and 2019 were $1.8 billion and $1.7 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue, were 55% and 52% during the three months ended December 31, 2020 and 2019, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2020 increased $18.6 million, or 11.2%, to $184.4 million as compared to $165.8 million for the corresponding period last year. For the three months ended December 31, 2020, gross profit, as a percentage of revenue, increased to 5.6% from 5.1% in the three months ended December 31, 2019. The increase in gross profit for the three months ended December 31, 2020 was primarily due to reduced costs as a result of our restructuring activities that commenced in the prior year.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2020 was $8.2 million as compared to $9.9 million in the corresponding period last year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2020 decreased $5.2 million, or 11.9%, to $38.4 million as compared to $43.6 million for the corresponding period last year. For the three months ended December 31, 2020, general and administrative expenses, as a percentage of revenue, decreased to 1.1% from 1.3% in the three months ended December 31, 2019.

The decrease in general and administrative expenses was primarily the result of restructuring actions in prior periods targeting the reduction of general and administration expenses.

Restructuring Costs

Since the first quarter of fiscal 2019, we have been implementing a restructuring plan to improve profitability. During the first quarter of fiscal 2020, we incurred restructuring expenses of $44.9 million, primarily related to personnel costs associated with recent executive transitions. During the first quarter of fiscal 2021, we incurred restructuring expenses of $13.0 million, primarily related to personnel costs, including costs associated with recent executive transitions. We expect to incur additional restructuring costs in fiscal 2021 primarily related to costs optimizing our cost structure and eliminating overhead costs.

Other Income

Our other income for the three months ended December 31, 2020 decreased to $3.9 million from $4.0 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended December 31, 2020 was $30.7 million as compared to $40.4 million for the corresponding period last year.

Interest expense decreased during the three months ended December 31, 2020 primarily due to the decrease in our overall debt balance compared to the prior period.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2020 was $25.6 million as compared to $15.9 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impacts of an increase in overall pre-tax income of $63.6 million, partially offset by a decrease in tax expense of $4.2 million related to nondeductible costs.

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

Net loss from discontinued operations was $55.8 million for the three months ended December 31, 2020 and net income was $18.2 million for the three months ended December 31, 2019, a decrease of $74.0 million. The decrease in net income from discontinued operations was primarily due to a $58.3 million loss, net of tax, related to the remeasurement of our civil infrastructure business and an $11.3 million loss on the completion of our power construction business for the three months ended December 31, 2020.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $26.1 million for the three months ended December 31, 2020 as compared to net income attributable to AECOM of $40.6 million for the three months ended December 31, 2019.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended
	December 31,	December 31,	Change
	2020	2019	$	%

	(in millions)
Revenue	$2,557.3	$2,452.0	$105.3	4.3%
Cost of revenue	2,412.3	2,312.6	99.7	4.3
Gross profit	$145.0	$139.4	$5.6	4.0%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	94.3	94.3
Gross profit	5.7%	5.7%

Revenue

Revenue for our Americas segment for the three months ended December 31, 2020 increased $105.3 million, or 4.3%, to $2,557.3 million as compared to $2,452.0 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2020 was primarily driven by increased activity in our construction management of high-rise buildings in New York City.

Gross Profit

Gross profit for our Americas segment for the three months ended December 31, 2020 increased $5.6 million, or 4.0%, to $145.0 million as compared to $139.4 million for the corresponding period last year. As a percentage of revenue, gross profit was 5.7% of revenue for the three months ended December 31, 2020 and 2019.

The increase in gross profit for the three months ended December 31, 2020 was primarily due to reduced costs resulting from our restructuring activities, investments in technology, shared service centers, and design centers to enhance efficiencies.

International

	Three Months Ended
	December 31,	December 31,	Change
	2020	2019	$	%

	(in millions)
Revenue	$755.6	$783.1	$(27.5)	(3.5)%
Cost of revenue	716.5	757.2	(40.7)	(5.4)
Gross profit	$39.1	$25.9	$13.2	51.0%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	94.8	96.7
Gross profit	5.2%	3.3%

Revenue

Revenue for our International segment for the three months ended December 31, 2020 decreased $27.5 million, or 3.5%, to $755.6 million as compared to $783.1 million for the corresponding period last year. The decrease in revenue for the three months ended December 31, 2020 was primarily due to decreases in United Kingdom and Europe caused by near-term headwinds from the coronavirus pandemic and lower oil and gas prices.

Gross Profit

Gross profit for our International segment for the three months ended December 31, 2020 increased $13.2 million, or 51.0%, to $39.1 million as compared to $25.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.2% of revenue for the three months ended December 31, 2020 from 3.3% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2020 was primarily due to reduced costs resulting from restructuring activities, including consolidating real estate, implementing a streamlined general and administrative expense structure, and exiting lower-returning countries.

AECOM Capital

	Three Months Ended
	December 31,	December 31,	Change
	2020	2019	$	%

	(in millions)
Revenue	$0.3	$0.5	$(0.2)	(40.0)%
Equity in earnings of joint ventures	3.8	0.7	3.1	442.9
General and administrative expenses	$(1.9)	$(2.4)	$0.5	(20.8)%

Equity in earnings of joint ventures increased $3.1 million for the three months ended December 31, 2020 due primarily to the completion of a transaction to sell a real estate development for a gain of $3.8 million.

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $75 million to $95 million in restructuring costs in fiscal 2021 associated with previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2020, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At December 31, 2020, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,221.5 million, a decrease of $596.7 million, or 32.8%, from $1,818.2 million at September 30, 2020. The decrease in cash and cash equivalents was primarily attributable to cash used to repurchase common stock.

Net cash provided by operating activities was $7.1 million for the three months ended December 31, 2020, compared to net cash used in operating activities of $206.9 million for the three months ended December 31, 2019. The change was primarily attributable to the timing of receipts and payments of working capital, which includes accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities. The sale of trade receivables to financial institutions during the three months ended December 31, 2020 provided a net benefit of $38.4 million as compared to $0.2 million during the three months ended December 31, 2019. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $141.3 million for the three months ended December 31, 2020, as compared to $68.1 million for the three months ended December 31, 2019. Cash used in investing activities increased primarily due to the cash used in the sale of our power construction business during the three months ended December 31, 2020.

Net cash used by financing activities was $469.5 million for the three months ended December 31, 2020 as compared to net cash provided by financing activities of $79.4 million for the three months ended December 31, 2019. This change was primarily attributable to increased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

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

Working Capital

Working capital, or current assets less current liabilities, decreased $540.6 million, or 37.5%, to $899.3 million at December 31, 2020 from $1,439.9 million at September 30, 2020. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,368.1 million at December 31, 2020 from $3,413.4 million at September 30, 2020.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 89 days at December 31, 2020 compared to 90 days at September 30, 2020.

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

Debt

Debt consisted of the following:

	December 31,	September 30,
	2020	2020

	(in millions)
2014 Credit Agreement	$247.0	$248.5
2024 Senior Notes	797.3	797.3
2017 Senior Notes	997.3	997.3
Other debt	48.5	41.9
Total debt	2,090.1	2,085.0
Less: Current portion of debt and short-term borrowings	(24.3)	(20.9)
Less: Unamortized debt issuance costs	(21.4)	(23.0)
Long-term debt	$2,044.4	$2,041.1

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2020:

Fiscal Year
2021 (nine months remaining)	$18.7
2022	20.2
2023	247.2
2024	6.7
2025	799.9
Thereafter	997.4
Total	$2,090.1

2014 Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that includes a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some of our subsidiaries (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors’ assets pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

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

On July 1, 2015, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase the allowance for acquisition and integration expenses related to our acquisition of the URS Corporation (URS) in October 2014.

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

On March 31, 2017, the Credit Agreement was amended to (1) expand the ability of restricted subsidiaries to borrow under “Incremental Term Loans;” (2) revise the definition of “Working Capital” as used in “Excess Cash Flow;” (3) revise the definitions for “Consolidated EBITDA” and “Consolidated Funded Indebtedness” to reflect the expected gain and debt repayment of an AECOM Capital disposition, which disposition was completed on April 28, 2017; and (4) amend provisions relating to the our ability to undertake internal restructuring steps to accommodate changes in tax laws.

On March 13, 2018, the Credit Agreement was amended to (1) refinance the existing term loan A facility to include a $510 million (US) term loan A facility with a term expiring on March 13, 2021 and a $500 million CAD term loan A facility and a $250 million AUD term loan A facility each with terms expiring on March 13, 2023; (2) issue a new $600 million term loan B facility to institutional investors with a term expiring on March 13, 2025; (3) increase the capacity of the our revolving credit facility from $1.05 billion to $1.35 billion and extend its term until March 13, 2023; (4) reduce our interest rate borrowing costs as follows: (a) the term loan B facility, at our election, Base Rate (as defined in the Credit Agreement) plus 0.75% or Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75%, (b) the (US) term loan A facility, at our election, Base Rate plus 0.50% or Eurocurrency Rate plus 1.50%, and (c) the Canadian (CAD) term loan A facility, the Australian (AUD) term loan A facility, and the revolving credit facility, an initial rate of, at our election, Base Rate plus 0.75% or Eurocurrency Rate plus 1.75%, and after the end of our fiscal quarter ended June 30, 2018, Base Rate loans plus a margin ranging from 0.25% to 1.00% or Eurocurrency Rate plus a margin from 1.25% to 2.00%, based on the Consolidated Leverage Ratio (as defined in the Credit Agreement); and (5) revise covenants including increasing the amounts available under the restricted payment negative covenant and revising the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to include a 4.5 leverage ratio through September 30, 2019 after which the leverage ratio stepped down to 4.0.

On November 13, 2018, the Credit Agreement was amended to revise the definition of “Consolidated EBITDA” to increase corporate restructuring allowances and provide for additional flexibility under the covenants for non-core asset dispositions, among other changes.

On January 28, 2020, we entered into Amendment No. 7 to the Credit Agreement which modifies the asset disposition covenant to permit the sale of our Management Services business and the mandatory prepayment provision so that only outstanding term loans are prepaid using the net proceeds from the sale.

On May 1, 2020, we entered into Amendment No. 8 to the Credit Agreement which allows for borrowings to be made, until three months after closing, up to an aggregate principal amount of $400,000,000 under a secured delayed draw term loan facility, the proceeds of which are permitted to be used to pay all or a portion of the amounts payable in connection with any tender for or redemption or repayment of our or our subsidiaries’ existing senior unsecured notes and any associated fees and expenses. The amendment also revised certain terms and covenants in the Credit Agreement, including by, among other things, the maximum leverage ratio covenant to 4.00:1.00, subject to increases to 4.50:1.00 for certain specified periods in connection with certain material acquisitions, increasing the potential size of incremental facilities under the Credit Agreement, revising the definition of “Consolidated EBITDA” to provide for additional flexibility in the calculation thereof and adding a Eurocurrency Rate floor of 0.75% to the interest rate under the revolving credit facility.

On February 8, 2021, we entered into the 2021 Refinancing Amendment to the Credit Agreement, pursuant to which the maturity of the revolving credit facility and the term loans outstanding under the Credit Agreement were extended to February 8, 2026. In addition, the refinancing amendment reduced the size of the revolving credit facility to

$1,150,000,000. We are required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis. The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) LIBOR plus an applicable margin (the "LIBOR Applicable Margin"), which is currently at 1.50% or (b) the federal funds effective rate plus an applicable margin (the "Base Rate Applicable Margin" and together with the LIBOR Applicable Margin, the "Applicable Margins"), which is currently at 0.50%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and our percentage of employees who identify as women (each, a "Sustainability Metric"). The Applicable Margins and the commitment fees for the revolving credit facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric.

On July 30, 2020, we drew $248.5 million on its secured delayed draw term loan facility for the purpose of redeeming all of the 2022 URS Senior Notes.

Under the Credit Agreement, we are subject to a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio at the end of each fiscal quarter. Our Consolidated Leverage Ratio was 2.3 at December 31, 2020. Our Consolidated Interest Coverage Ratio was 6.2 at December 31, 2020. As of December 31, 2020, we were in compliance with the covenants of the Credit Agreement.

At December 31, 2020 and September 30, 2020, outstanding standby letters of credit totaled $20.6 million and $19.0 million, respectively, under our revolving credit facilities. As of December 31, 2020 and September 30, 2020, we had $1,329.4 million and $1,331.0 million, respectively, available under our revolving credit facility.

2024 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes). On November 2, 2015, we completed an exchange offer to exchange the unregistered 2024 Senior Notes for registered notes, as well as all related guarantees.

As of December 31, 2020, the estimated fair value of the 2024 Notes was approximately $879.0 million. The fair value of the 2024 Notes as of December 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes. Interest on the 2024 Notes is payable semi-annually on April 15 and October 15 of each year at a rate of 5.875% per annum. The 2024 Notes will mature on October 15, 2024.

On July 21, 2020, we completed a cash tender offer at par for up to $639 million in aggregate principal amount of the 2024 Notes and the 2017 Senior Notes. We accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $2.7 million aggregate principal amount of the 2024 Notes at par. We made the cash tender offer at par to satisfy obligations under the indentures governing the 2024 Notes and the 2017 Senior Notes relating to the use of certain cash proceeds from the disposition of our Management Services business, which was completed on January 31, 2020.

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

We were in compliance with the covenants relating to the 2024 Notes as of December 31, 2020.

2017 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

As of December 31, 2020, the estimated fair value of the 2017 Senior Notes was approximately $1,107.0 million. The fair value of the 2017 Senior Notes as of December 31, 2020 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest is payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of December 31, 2020.

URS Senior Notes

In connection with the 2014 acquisition of the URS Corporation (URS), we assumed the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes).

The remaining $248.5 million principal amount of the 2022 URS Senior Notes were fully redeemed on August 31, 2020 using proceeds from a $248.5 million secured delayed draw term loan facility under the Credit Agreement, at a redemption price that was 106.835% of the principal amount outstanding plus accrued and unpaid interest. The August 31, 2020 redemption resulted in a $17.0 million prepayment premium, which was included in interest expense during the year ended September 30, 2020.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2020 and September 30, 2020, these outstanding standby letters of credit totaled $466.6 million and $510.1 million, respectively. As of December 31, 2020, we had $464.1 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2020 and 2019 was 5.2% and 4.9%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2020 and 2019 of $1.8 million and $1.3 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of December 31, 2020, there was approximately $481.5 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2020, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $405.1 million. The total amounts of employer contributions paid for the three months ended December 31, 2020 were $3.0 million for U.S. plans and $7.3 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute various third party multiemployer plans that we do not control or manage. For the year ended September 30, 2020, we contributed $4.0 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2020 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the three months ended December 31, 2020.

Condensed Combined Financial Information

In connection with the registration of the Company's 2014 Senior Notes that were declared effective by the SEC on September 29, 2015, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X, as amended, regarding financial statements of guarantors and issuers of guaranteed securities. Both the 2014 Senior Notes and the 2017 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by some of AECOM's directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of December 31, 2020 and September 30, 2020, and for the three months ended December 31, 2020.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	December 31, 2020	September 30, 2020
Current assets	$3,306.5	$3,801.9
Non-current assets	3,452.6	3,620.1
Total assets	$6,759.1	$7,422.0

Current liabilities	$3,167.4	$3,175.1
Non-current liabilities	2,779.5	2,806.8
Total liabilities	5,946.9	5,981.9

Total stockholders' equity	812.2	1,440.1
Total liabilities and stockholders' equity	$6,759.1	$7,422.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the three months ended
December 31, 2020
Revenue	$1,836.8

Cost of revenue	1,734.5
Gross profit	102.3

Net income from continuing operations	65.9
Net loss from discontinued operations	(83.7)
Net loss	$(17.8)

Net loss attributable to AECOM	$(17.8)

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2020 and September 30, 2020, we had $247.0 million and $248.5 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the three months ended December 31, 2020, our weighted average floating rate borrowings were $101.5 million, excluding borrowings with effective fixed interest rates due to interest rate swap agreement. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2020 would have increased by $0.3 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2020 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, Risk Factors in our most recent Annual Report on Form 10-K.

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

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	or Programs	Plans or Programs

October 1 — 31, 2020	4,900,435	$45.41	4,900,435	$401,172,000
November 1 — 30, 2020	2,344,306	47.18	2,344,306	985,572,000
December 1 — 31, 2020	2,280,288	50.00	2,280,288	871,569,000
Total	9,525,029	$46.94	9,525,029

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

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
2.1	Purchase and Sale Agreement, dated as of October 12, 2019, by and between AECOM and Maverick Purchaser Sub, LLC	Form 8-K	2.1	10/17/2019

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Second Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/20/2020

10.1#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2021)				X

10.2

2021 Refinancing Amendment to Credit Agreement, dated as of February 8, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL				X

#Management contract or compensatory plan or arrangement.

*Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 10, 2021	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer