Form 10-Q
period 2021-03-31
AECOM
filed 2021-05-12
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of May 6, 2021, 146,392,928 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	March 31,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$815,569	$1,599,688
Cash in consolidated joint ventures	119,337	108,644
Total cash and cash equivalents	934,906	1,708,332
Accounts receivable—net	2,793,212	2,920,730
Contract assets	1,517,663	1,611,525
Prepaid expenses and other current assets	870,962	691,707
Current assets held for sale	102,859	562,435
Income taxes receivable	38,824	35,637
TOTAL CURRENT ASSETS	6,258,426	7,530,366
PROPERTY AND EQUIPMENT—NET	408,168	381,672
DEFERRED TAX ASSETS—NET	380,686	361,675
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	326,958	297,595
GOODWILL	3,512,839	3,484,221
INTANGIBLE ASSETS—NET	66,791	76,917
OTHER NON-CURRENT ASSETS	313,158	160,036
OPERATING LEASE RIGHT-OF-USE ASSETS	657,978	652,115
NON-CURRENT ASSETS HELD FOR SALE	58,829	54,354
TOTAL ASSETS	$11,983,833	$12,998,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,667	$223
Accounts payable	2,115,110	2,358,228
Accrued expenses and other current liabilities	2,342,285	2,249,704
Income taxes payable	38,457	47,103
Contract liabilities	985,043	996,922
Current liabilities held for sale	74,103	417,623
Current portion of long-term debt	42,232	20,651
TOTAL CURRENT LIABILITIES	5,601,897	6,090,454
OTHER LONG-TERM LIABILITIES	146,225	162,784
OPERATING LEASE LIABILITIES, NON-CURRENT	734,218	745,287
LONG-TERM LIABILITIES HELD FOR SALE	60,263	79,254
DEFERRED TAX LIABILITY-NET	5,966	3,491
PENSION BENEFIT OBLIGATIONS	451,836	463,001
LONG-TERM DEBT	2,056,728	2,041,136
TOTAL LIABILITIES	9,057,133	9,585,407

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of March 31, 2021 and September 30, 2020; issued and outstanding 146,751,065 and 157,044,687 shares as of March 31, 2021 and September 30, 2020, respectively	1,468	1,570
Additional paid-in capital	4,054,089	4,035,414
Accumulated other comprehensive loss	(895,736)	(918,674)
(Accumulated deficits) Retained earnings	(336,852)	174,248
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,822,969	3,292,558
Noncontrolling interests	103,731	120,986
TOTAL STOCKHOLDERS’ EQUITY	2,926,700	3,413,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,983,833	$12,998,951

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue	$3,265,573	$3,245,737	$6,578,728	$6,481,347
Cost of revenue	3,070,314	3,076,924	6,199,099	6,146,734
Gross profit	195,259	168,813	379,629	334,613

Equity in earnings of joint ventures	7,157	13,505	15,358	23,433
General and administrative expenses	(36,007)	(41,037)	(74,367)	(84,651)
Restructuring costs	(8,746)	(31,213)	(21,784)	(76,138)
Income from operations	157,663	110,068	298,836	197,257

Other income	3,477	2,430	7,330	6,438
Interest expense	(32,800)	(37,111)	(63,451)	(77,488)
Income from continuing operations before taxes	128,340	75,387	242,715	126,207
Income tax expense for continuing operations	35,148	21,604	60,749	37,510
Net income from continuing operations	93,192	53,783	181,966	88,697
Net loss from discontinued operations	(47,914)	(130,749)	(103,666)	(112,569)
Net income (loss)	45,278	(76,966)	78,300	(23,872)

Net income attributable to noncontrolling interests from continuing operations	(4,845)	(5,243)	(10,259)	(9,290)
Net income attributable to noncontrolling interests from discontinued operations	(1,074)	(3,917)	(2,554)	(12,360)
Net income attributable to noncontrolling interests	(5,919)	(9,160)	(12,813)	(21,650)

Net income attributable to AECOM from continuing operations	88,347	48,540	171,707	79,407
Net loss attributable to AECOM from discontinued operations	(48,988)	(134,666)	(106,220)	(124,929)
Net income (loss) attributable to AECOM	$39,359	$(86,126)	$65,487	$(45,522)

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.60	$0.31	$1.15	$0.50
Basic discontinued operations per share	$(0.33)	$(0.85)	$(0.71)	$(0.79)
Basic earnings per share	$0.27	$(0.54)	$0.44	$(0.29)

Diluted continuing operations per share	$0.59	$0.30	$1.13	$0.49
Diluted discontinued operations per share	$(0.33)	$(0.84)	$(0.70)	$(0.77)
Diluted earnings per share	$0.26	$(0.54)	$0.43	$(0.28)

Weighted average shares outstanding:
Basic	147,770	158,550	149,597	157,941
Diluted	149,519	160,718	151,632	160,687

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

Net income (loss)	$45,278	$(76,966)	$78,300	$(23,872)

Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	1,064	144	1,953	3,175
Foreign currency translation adjustments	(20,065)	(91,688)	31,886	(43,482)
Pension adjustments, net of tax	42	32,311	(10,711)	22,712
Other comprehensive income (loss), net of tax	(18,959)	(59,233)	23,128	(17,595)
Comprehensive income (loss), net of tax	26,319	(136,199)	101,428	(41,467)
Noncontrolling interests in comprehensive income (loss) of consolidated subsidiaries, net of tax	(5,904)	(8,835)	(13,003)	(21,432)
Comprehensive income (loss) attributable to AECOM, net of tax	$20,415	$(145,034)	$88,425	$(62,899)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT DECEMBER 31, 2020	$1,486	$4,038,149	$(876,792)	$(254,639)	$2,908,204	$111,973	$3,020,177
Net income	—	—	—	39,359	39,359	5,919	45,278
Other comprehensive loss	—	—	(18,944)	—	(18,944)	(15)	(18,959)
Issuance of stock	4	7,901	—	—	7,905	—	7,905
Repurchases of stock	(22)	(1,220)	—	(121,572)	(122,814)	—	(122,814)
Stock based compensation	—	9,259	—	—	9,259	—	9,259
Other transactions with noncontrolling interests	—	—	—	—	—	(1,727)	(1,727)
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(10,969)	(10,969)
Contributions from noncontrolling interests	—	—	—	—	—	147	147
Distributions to noncontrolling interests	—	—	—	—	—	(1,597)	(1,597)
BALANCE AT MARCH 31, 2021	$1,468	$4,054,089	$(895,736)	$(336,852)	$2,822,969	$103,731	$2,926,700

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT DECEMBER 31, 2019	$1,582	$3,956,596	$(822,666)	$537,490	$3,673,002	$186,402	$3,859,404
Net loss	—	—	—	(86,126)	(86,126)	9,160	(76,966)
Other comprehensive loss	—	—	(58,908)	—	(58,908)	(325)	(59,233)
Issuance of stock	10	9,931	—	—	9,941	—	9,941
Repurchases of stock	(3)	(11,686)	—	—	(11,689)	—	(11,689)
Stock based compensation	—	5,282	—	—	5,282	—	5,282
Other transactions with noncontrolling interests	—	—	—	—	—	1,002	1,002
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	3,368	3,368
Distributions to noncontrolling interests	—	—	—	—	—	(5,497)	(5,497)
BALANCE AT MARCH 31, 2020	$1,589	$3,960,123	$(881,574)	$451,364	$3,531,502	$134,021	$3,665,523

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544
Net income	—	—	—	65,487	65,487	12,813	78,300
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	22,938	—	22,938	190	23,128
Issuance of stock	19	16,995	—	—	17,014	—	17,014
Repurchases of stock	(121)	(22,942)	—	(568,608)	(591,671)	—	(591,671)
Stock based compensation	—	24,622	—	—	24,622	—	24,622
Other transactions with noncontrolling interests	—	—	—	—	—	580	580
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(24,039)	(24,039)
Contributions from noncontrolling interests	—	—	—	—	—	226	226
Distributions to noncontrolling interests	—	—	—	—	—	(7,025)	(7,025)
BALANCE AT MARCH 31, 2021	$1,468	$4,054,089	$(895,736)	$(336,852)	$2,822,969	$103,731	$2,926,700

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350
Net loss	—	—	—	(45,522)	(45,522)	21,650	(23,872)
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive loss	—	—	(17,377)	—	(17,377)	(218)	(17,595)
Issuance of stock	27	15,247	—	—	15,274	—	15,274
Repurchases of stock	(13)	(35,311)	—	(14,875)	(50,199)	—	(50,199)
Stock based compensation	—	26,537	—	—	26,537	—	26,537
Other transactions with noncontrolling interests	—	—	—	—	—	816	816
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	6,181	6,181
Distributions to noncontrolling interests	—	—	—	—	—	(43,093)	(43,093)
BALANCE AT MARCH 31, 2020	$1,589	$3,960,123	$(881,574)	$451,364	$3,531,502	$134,021	$3,665,523

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78,300	$(23,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	80,828	125,691
Equity in earnings of unconsolidated joint ventures	(23,384)	(6,623)
Distribution of earnings from unconsolidated joint ventures	16,705	36,172
Non-cash stock compensation	24,622	26,537
Impairment of long-lived assets	95,814	89,288
Loss (gain) on sale of discontinued operations	50,117	(147,012)
Foreign currency translation	(8,304)	(6,918)
Other	5,378	5,957
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	259,059	(488,685)
Prepaid expenses and other assets	(281,745)	(6,136)
Accounts payable	(242,527)	(266,858)
Accrued expenses and other current liabilities	25,495	14,994
Contract liabilities	35,325	107,394
Other long-term liabilities	(49,429)	34,110
Net cash provided by (used in) operating activities	66,254	(505,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Payment for) proceeds from sale of discontinued operations, net of cash disposed	(259,933)	2,096,866
Investment in unconsolidated joint ventures	(40,086)	(70,670)
Return of investment in unconsolidated joint ventures	2,880	5,009
Proceeds from sale of investments	11,792	4,412
Proceeds from disposal of property and equipment	10,120	1,593
Payments for capital expenditures	(87,265)	(46,156)
Net cash (used in) provided by investing activities	(362,492)	1,991,054

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,251,766	4,094,512
Repayments of borrowings under credit agreements	(1,229,856)	(5,317,247)
Cash paid for debt issuance costs	(4,321)	—
Proceeds from issuance of common stock	11,531	13,543
Proceeds from exercise of stock options	4,038	—
Payments to repurchase common stock	(591,671)	(50,199)
Net distributions to noncontrolling interests	(6,799)	(36,912)
Other financing activities	(15,101)	3,070
Net cash used in financing activities	(580,413)	(1,293,233)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,665	(5,884)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(871,986)	185,976
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,818,249	1,080,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD	946,263	1,266,330
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(11,357)	(131,269)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$934,906	$1,135,061

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

The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2021.

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

2.    New Accounting Pronouncements and Changes in Accounting

In February 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance which changes accounting requirements for leases. The new guidance requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet. It also requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. The Company adopted the new guidance beginning October 1, 2019 using the modified retrospective adoption method, which resulted in a downward adjustment to retained earnings of $87.8 million, net of tax. Detailed disclosures regarding the adoption and other required disclosures can be found in Note 12.

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and some other instruments. The new guidance replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the new guidance effective October 1, 2020 using a modified retrospective approach that resulted in an $8.0 million, net of tax, reduction to retained earnings without restating comparative periods. Additional disclosures regarding the adoption can be found in Note 4.

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

Additionally, in the first quarter of fiscal 2020, management approved a plan to dispose via sale the Company’s self-perform at-risk construction businesses within the next year. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its Management Services business and its self-perform at-risk construction businesses met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the Management Services business and the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheet as assets and liabilities held for sale for both periods presented. Interest expense allocated to discontinued operations represents interest expenses for the discontinued operations’ finance leases and term loans, which were required to be settled upon the sale of the Management Services business.

During the first quarter of fiscal 2021, the Company completed the sale of its power construction business to CriticalPoint Capital, LLC. The Company recorded an additional pre-tax loss on the sale of $6.0 million in the second quarter of fiscal 2021 related to working capital negotiations.

The Company also completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company recorded a $32.8 million loss related to the sale of its civil infrastructure construction businesses. Under the terms of the sale agreement, the Company made the required cash payments and delivered the cash and cash equivalents, including cash in consolidated joint ventures, on the balance sheet at closing. As a result, the Company recorded the net cash movement of the sale as a use of cash in the investing section of its statement of cash flows.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	March 31,	September 30,
	2021	2020

Cash and cash equivalents	$11.4	$109.9
Receivables and contract assets	43.6	414.3
Other	47.9	38.2
Current assets held for sale	$102.9	$562.4

Property and equipment, net	$57.5	$119.8
Other	63.3	181.8
Write-down of assets to fair value less cost to sell	(62.0)	(247.2)
Non-current assets held for sale	$58.8	$54.4

Accounts payable and accrued expenses	$68.3	$350.4
Contract liabilities	5.0	65.6
Other	0.8	1.6
Current liabilities held for sale	$74.1	$417.6

Long-term liabilities held for sale	$60.3	$79.3

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

Revenue	$113.0	$811.5	$443.7	$2,314.3
Cost of revenue	117.9	882.5	440.8	2,356.0
Gross (loss) profit	(4.9)	(71.0)	2.9	(41.7)
Equity in earnings of joint ventures	0.3	(21.7)	8.0	(16.9)
(Loss) gain on disposal activities	(38.8)	147.0	(50.1)	147.0
Transaction costs	(2.7)	(41.4)	(13.6)	(41.4)
Impairment of long-lived assets	—	(89.3)	(95.8)	(89.3)
Loss from operations	(46.1)	(76.4)	(148.6)	(42.3)
Other income	—	0.4	—	1.8
Interest expense	(0.1)	(25.9)	(0.3)	(38.7)
Loss before taxes	(46.2)	(101.9)	(148.9)	(79.2)
Income tax expense (benefit)	1.7	28.8	(45.2)	33.4
Net loss from discontinued operations	$(47.9)	$(130.7)	$(103.7)	$(112.6)

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

Depreciation and amortization:
Property and equipment	$—	$—	$—	$4.6
Intangible assets and capitalized debt issuance costs	$—	$18.7	$—	$31.5
Payments for capital expenditures	$(1.6)	$(6.0)	$(4.6)	$(14.2)

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2021 were as follows:

		Foreign
	September 30,	Exchange	March 31,
	2020	Impact	2021

	(in millions)
Americas	$2,617.1	$10.2	$2,627.3
International	867.1	18.4	885.5
Total	$3,484.2	$28.6	$3,512.8

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2021 and September 30, 2020, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2021			September 30, 2020
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$663.4	$(596.6)	$66.8	$662.8	$(585.9)	$76.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $10.7 million and $12.3 million for the six months ended March 31, 2021 and 2020, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2021 and for the succeeding years:

Fiscal Year	(in millions)
2021 (six months remaining)	$10.1
2022	19.8
2023	18.8
2024	17.4
2025	0.7
Total	$66.8

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These subcontractor and other direct costs for the six months ended March 31, 2021 and 2020 were $3.5 billion and $3.4 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

	(in millions)
Cost reimbursable	$1,405.2	$1,488.8	$2,732.6	$2,883.2
Guaranteed maximum price	1,015.2	929.1	2,213.1	1,876.6
Fixed price	845.1	827.8	1,633.0	1,721.5
Total revenue	$3,265.5	$3,245.7	$6,578.7	$6,481.3

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

	(in millions)
Americas	$2,469.1	$2,476.2	$5,026.6	$4,928.7
Europe, Middle East, Africa	409.3	405.4	800.6	835.0
Asia Pacific	387.1	364.1	751.5	717.6
Total revenue	$3,265.5	$3,245.7	$6,578.7	$6,481.3

As of March 31, 2021, the Company had allocated $18.6 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $584.3 million and $514.6 million during the six months ended March 31, 2021 and 2020, respectively, that was included in contract liabilities as of September 30, 2020 and 2019, respectively.

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

Net accounts receivable consisted of the following:

	March 31,	September 30,
	2021	2020

	(in millions)
Billed	$2,347.6	$2,467.3
Contract retentions	535.3	531.3
Total accounts receivable—gross	2,882.9	2,998.6
Allowances for doubtful accounts and credit losses	(89.7)	(77.9)
Total accounts receivable—net	$2,793.2	$2,920.7

Substantially all contract assets as of March 31, 2021 and September 30, 2020 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $170 million as of both March 31, 2021 and September 30, 2020. The asset related to the Deactivation, Demolition, and Removal Project retained from the Purchaser discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

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

Other than the U.S. Government, no single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2021 and September 30, 2020.

The Company sold trade receivables to financial institutions, of which $225.6 million and $166.6 million were outstanding as of March 31, 2021 and September 30, 2020, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	March 31,
	2021	September 30,
	(unaudited)	2020

	(in millions)
Current assets	$503.8	$536.3
Non-current assets	75.5	77.0
Total assets	$579.3	$613.3

Current liabilities	$382.9	$409.9
Non-current liabilities	1.5	1.5
Total liabilities	384.4	411.4
Total AECOM equity	103.6	113.9
Noncontrolling interests	91.3	88.0
Total owners’ equity	194.9	201.9
Total liabilities and owners’ equity	$579.3	$613.3

Total revenue of the consolidated joint ventures was $379.8 million and $436.3 million for the six months ended March 31, 2021 and 2020, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	March 31,	September 30,
	2021	2020

	(in millions)
Current assets	$1,395.8	$1,374.3
Non-current assets	511.4	465.9
Total assets	$1,907.2	$1,840.2

Current liabilities	$970.4	$953.4
Non-current liabilities	55.2	58.9
Total liabilities	1,025.6	1,012.3
Joint ventures’ equity	881.6	827.9
Total liabilities and joint ventures’ equity	$1,907.2	$1,840.2

AECOM’s investment in joint ventures	$327.0	$297.6

	Six Months Ended
	March 31,	March 31,
	2021	2020

	(in millions)
Revenue	$1,229.4	$1,602.2
Cost of revenue	1,197.1	1,579.4
Gross profit	$32.3	$22.8
Net income	$30.3	$21.9

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31,	March 31,
	2021	2020

	(in millions)
Pass through joint ventures	$10.4	$17.8
Other joint ventures	5.0	5.6
Total	$15.4	$23.4

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended				Six Months Ended
	March 31, 2021		March 31, 2020		March 31, 2021		March 31, 2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.2	$—	$0.1	$—	$0.3	$—	$0.3
Interest cost on projected benefit obligation	1.1	5.4	1.6	5.7	2.1	10.7	3.2	11.3
Expected return on plan assets	(1.6)	(11.0)	(1.7)	(9.4)	(3.2)	(21.5)	(3.5)	(18.8)
Amortization of prior service cost	—	—	0.1	—	—	—	0.1	—
Amortization of net loss	1.5	2.3	1.2	2.2	3.0	4.5	2.4	4.3
Settlement loss recognized	—	—	0.5	0.2	—	—	0.5	0.2
Net periodic benefit cost	$1.0	$(3.1)	$1.7	$(1.2)	$1.9	$(6.0)	$2.7	$(2.7)

The total amounts of employer contributions paid for the six months ended March 31, 2021 were $7.6 million for U.S. plans and $12.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2021 are $7.4 million for U.S. plans and $14.0 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	March 31,	September 30,
	2021	2020

	(in millions)
2014 Credit Agreement	$247.0	$248.5
2024 Senior Notes	797.3	797.3
2017 Senior Notes	997.3	997.3
Other debt	84.9	41.9
Total debt	2,126.5	2,085.0
Less: Current portion of debt and short-term borrowings	(46.9)	(20.9)
Less: Unamortized debt issuance costs	(22.9)	(23.0)
Long-term debt	$2,056.7	$2,041.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2021:

Fiscal Year
2021 (six months remaining)	$24.9
2022	38.0
2023	22.2
2024	20.9
2025	813.1
Thereafter	1,207.4
Total	$2,126.5

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

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to the Credit Agreement, pursuant to which the maturity of the revolving credit facility and the term loans outstanding under the Credit Agreement were extended to February 8, 2026. In addition, the refinancing amendment reduced the size of the revolving credit facility to $1,150,000,000. The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the "LIBOR Applicable Margin"), which is currently at 1.50% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Base Rate Applicable Margin" and together with the LIBOR Applicable Margin, the "Applicable Margins"), which is currently at 0.50%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and the Company's percentage of employees who identify as women (each, a "Sustainability Metric"). The Applicable Margins and the commitment fees for the revolving credit facility will be adjusted on an annual basis based on the Company's achievement of preset thresholds for each Sustainability Metric.

On April 13, 2021, the Company entered into Amendment No. 10 to the Credit Agreement, pursuant to which the lenders thereunder provided a secured term “B” credit facility (Term B Facility) to the Company in an aggregate principal amount of $700,000,000. The Term B Facility matures on April 13, 2028. The proceeds of the Term B Facility were used to fund the purchase price, fees and expenses in connection with the Company’s cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of the Company’s outstanding 5.875% Senior Notes due 2024.

The Term B Facility is subject to the same affirmative and negative covenants and events of default as the existing term loans previously incurred pursuant to the existing Credit Agreement (except that the financial covenants in the existing Credit Agreement do not apply to the Term B Facility). The applicable interest rate for the Term B Facility is calculated at a per annum rate equal to, at the Company’s option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.75%.

The Company is required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis. The Company’s consolidated leverage ratio was 2.5 at March 31, 2021. The Company’s consolidated interest coverage ratio was 6.3 at March 31, 2021. As of March 31, 2021, the Company was in compliance with the covenants of the Credit Agreement.

At March 31, 2021 and September 30, 2020, outstanding standby letters of credit totaled $18.7 million and $19.0 million, respectively, under the Company’s revolving credit facilities. As of March 31, 2021 and September 30, 2020, the Company had $1,131.3 million and $1,331.0 million, respectively, available under its revolving credit facility.

2024 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.750% Senior Notes due 2024 (2024 Notes). On November 2, 2015, the Company completed an exchange offer to exchange the registered notes, as well as all related guarantees.

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

As of March 31, 2021, the estimated fair value of the 2024 Notes was approximately $900.9 million. The fair value of the 2024 Notes as of March 31, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes. Interest on the 2024 Notes is payable semi-annually on April 15 and October 15 of each year at a rate of 5.875% per annum. The 2024 Notes will mature on October 15, 2024.

On April 26, 2021, the Company completed a cash tender offer for up to $700 million in aggregate purchase price (not including any accrued and unpaid interest) of the 2024 Notes. The Company accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $608,289,000 aggregate principal amount of the 2024 Notes. The aggregate purchase price paid by the Company in connection with the tender offer was $697,240,796 (inclusive of the tender offer premiums paid pursuant to the terms of the tender offer), plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the Term B Facility described above and cash on hand.

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

The indenture pursuant to which the 2024 Notes were issued contained, as of March 31, 2021, customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events, as well as customary negative covenants.

The Company was in compliance with the covenants relating to the 2024 Notes as of March 31, 2021.

On April 6, 2021, the Company, the guarantors with respect to the 2024 Notes, and the trustee with respect to the 2024 Notes executed and delivered a supplemental indenture to the 2024 Notes (Supplemental Indenture), which became effective on April 6, 2021. The Supplemental Indenture became operative on April 13, 2021, upon the Company’s acceptance of the 2024 Notes for purchase and payment therefor at the early settlement date of the April 2021 tender offer.

With respect to the Supplemental Indenture, each of the following sections in the indenture relating to the 2024 Notes were deleted: (i) Section 4.03, “SEC Reports”; (ii) Section 4.04, “Compliance Certificate”; (iii) Section 4.05, “Taxes”; (iv) Section 4.06, “Stay, Extension and Usury Laws”; (v) Section 4.07, “Limitation on Restricted Payments”; (vi) Section 4.08, “Limitation on Restrictions on Distributions from Restricted Subsidiaries”; (vii) Section 4.09, “Limitations on Indebtedness”; (viii) Section 4.10, “Limitation on Sales of Assets and Subsidiary Stock”; (ix) Section 4.11, “Limitation on Transactions with Affiliates”; (x) Section 4.12, “Limitation on Liens”; (xi) Section 4.14, “Change of Control”; (xii) Section 4.18, “Future Subsidiary Guarantors”; (xiii) Section 4.19, “Suspension of Covenants”; (xiv) Section 4.20, “Additional Interest Notice”; and (xv) Section 6.01(a), “Events of Default” (subsections (3) through (7) thereof (inclusive)). Certain modifications to Section 3.01, “Notices to Trustee”; Section 3.02(a) “Selection of Notes to Be Redeemed”; Section 3.03(a) “Notice of Redemption”; Section 4.15 “Corporate Existence”; Section 5.01, “Merger and Consolidation”; and Section 5.02, “Successor Corporation were also made.

2017 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2021, the estimated fair value of the 2017 Senior Notes was approximately $1,079.6 million. The fair value of the 2017 Senior Notes as of March 31, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest will be payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2021.

URS Senior Notes

In connection with the 2014 acquisition of URS Corporation (URS), the Company assumed the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes)

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

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company's unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2021 and September 30, 2020, these outstanding standby letters of credit totaled $489.5 million and $510.1 million, respectively. As of March 31, 2021, the Company had $361.0 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2021 and 2020 was 5.1% and 5.0%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2021 of $2.6 million and $4.4 million, respectively, and for the three and six months ended March 31, 2020 of $1.3 million and $2.5 million, respectively.

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

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain or loss is subsequently reclassified to interest expense when the interest expense on the variable rate debt is recognized. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements would be recognized in other income.

The notional principal, fixed rates, and related expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

	March 31, 2021
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

	September 30, 2020
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2021 and 2020.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at March 31, 2021 or September 30, 2020.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2021 and 2020. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the six months ended March 31 was as follows:

	2021		2020
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.4	$36.41	0.1	$31.62
Options granted	—	—	—	—
Options exercised	(0.1)	31.62	—	—
Options forfeited or expired	—	—	—	—
Outstanding at March 31	0.3	38.72	0.1	31.62

Vested and expected to vest in the future as of March 31	0.2	$38.72	0.1	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $52.52 and $43.02 during the six months ended March 31, 2021 and 2020, respectively. The weighted average grant date fair value of restricted stock unit awards was $48.78 and $42.27 during the six months ended March 31, 2021 and 2020, respectively. Total compensation expense related to these share-based payments including stock options was $24.6 million and $26.5 million during the six months ended March 31, 2021 and 2020, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2021 and September 30, 2020 was $59.6 million and $50.0 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company's effective tax rate was 25.0% and 29.7% for the six months ended March 31, 2021 and 2020, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six-month period ended March 31, 2021 were a tax benefit of $28.4 million related to income tax credits and incentives, tax expense of $20.7 million related to foreign residual income, tax expense of $10.7 million related to state income taxes, and tax expense of $3.2 million related to nondeductible costs. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2020 were tax expense of $13.3 million related to nondeductible costs, tax expense of $8.8 million related to foreign residual income, and tax expense of $5.4 million related to state income tax, partially offset by a tax benefit of $15.2 million related to income tax credits and incentives.

The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws. The U.S. federal government has recently proposed significant legislation that would increase the U.S. corporate tax rate and impact how corporations are taxed. In addition, many international legislative and regulatory bodies have proposed legislation that could significantly impact how our international business activities are taxed. These proposed changes, if enacted, could have a material impact on the Company’s income tax expense and deferred tax balances.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2021 and 2020, equity awards excluded from the calculation of potential common shares were not significant .

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

	(in millions)
Denominator for basic earnings per share	147.8	158.6	149.6	157.9
Potential common shares	1.7	2.1	2.0	2.8
Denominator for diluted earnings per share	149.5	160.7	151.6	160.7

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

The Company also applied transition elections that allow it to avoid reassessment of lease definition, classification, or direct costs relating to expired or expiring leases. Adoption of the new lease guidance did not significantly change the Company’s accounting for finance leases, which were previously referred to as capital leases.

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

The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

	(in millions)
Operating lease cost	$47.2	$48.8	$94.7	$95.4
Finance lease cost:
Amortization of right-of-use assets	3.9	5.1	6.4	9.7
Interest on lease liabilities	0.4	0.5	1.2	1.0
Variable lease cost	9.5	8.8	18.7	18.3
Short-term lease expense	2.1	2.4	4.1	5.8
Total lease cost	$63.1	$65.6	$125.1	$130.2

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	March 31, 2021	September 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$658.0	$652.1
Finance lease assets	Property and equipment – net	38.0	29.1
Total lease assets		$696.0	$681.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$166.9	$168.4
Finance lease liabilities	Current portion of long-term debt	13.7	9.8
Total current lease liabilities		180.6	178.2

Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	734.2	745.3
Finance lease liabilities	Long-term debt	27.3	22.0
Total non-current lease liabilities		$761.5	$767.3

	As of	As of
	March 31, 2021	September 30, 2020
Weighted average remaining lease term (in years):
Operating leases	7.1	7.3
Finance leases	3.3	3.2
Weighted average discount rates:
Operating leases	4.4%	4.6%
Finance leases	4.6%	4.2%

Additional cash flow information related to leases is as follows:

	Six Months Ended
	March 31,	March 31,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113.0	$110.0
Operating cash flows from finance leases	0.9	1.0
Financing cash flows from finance leases	6.0	8.8
Right-of-use assets obtained in exchange for new operating leases	67.4	55.7
Right-of-use assets obtained in exchange for new finance leases	13.4	13.5

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2021 (six months remaining)	$106.3	$7.3
2022	185.4	13.8
2023	151.8	11.6
2024	130.0	8.1
2025	111.0	3.3
Thereafter	372.1	0.1
Total lease payments	$1,056.6	$44.2
Less: Amounts representing interest	$(155.5)	$(3.2)
Total lease liabilities	$901.1	$41.0

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2021	2020

	(in millions)
Accrued salaries and benefits	$653.8	$675.7
Accrued contract costs	1,276.0	1,137.5
Other accrued expenses	412.5	436.5
	$2,342.3	$2,249.7

Accrued contract costs above include balances related to professional liability accruals of $783.3 million and $625.9 million as of March 31, 2021 and September 30, 2020, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2021 and September 30, 2020. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the six months ended March 31, 2021 and 2020. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $30 million to $50 million in fiscal year 2021 primarily related to costs associated with the advancing its previously announced actions to deliver margin improvement and efficiencies that result in a more agile organization. During the first half of fiscal 2021, the Company incurred restructuring expenses of $21.8 million, including personnel and other costs of $16.8 million and real estate costs of $5.0 million, of which $3.7 million was accrued and unpaid at March 31, 2021. During the first half of fiscal 2020, the Company incurred restructuring expenses of $76.1 million, including personnel and other costs of $68.9 million and real estate costs of $7.2 million.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2021 and 2020 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2020	$(353.5)	$(515.6)	$(7.7)	$(876.8)
Other comprehensive (loss) income before reclassification	(3.0)	(20.0)	0.2	(22.8)
Amounts reclassified from accumulated other comprehensive loss	3.0	—	0.9	3.9
Balances at March 31, 2021	$(353.5)	$(535.6)	$(6.6)	$(895.7)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2019	$(312.3)	$(500.7)	$(9.7)	$(822.7)
Other comprehensive income (loss) before reclassification	8.7	(91.4)	(6.7)	(89.4)
Amounts reclassified from accumulated other comprehensive loss	23.6	—	6.9	30.5
Balances at March 31, 2020	$(280.0)	$(592.1)	$(9.5)	$(881.6)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive (loss) income before reclassification	(16.7)	31.7	0.2	15.2
Amounts reclassified from accumulated other comprehensive loss	6.0	—	1.8	7.8
Balances at March 31, 2021	$(353.5)	$(535.6)	$(6.6)	$(895.7)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive loss before reclassification	(3.7)	(43.4)	(4.5)	(51.6)
Amounts reclassified from accumulated other comprehensive loss	26.4	—	7.8	34.2
Balances at March 31, 2020	$(280.0)	$(592.1)	$(9.5)	$(881.6)

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

In the ordinary course of business, the Company enters into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At March 31, 2021, the Company was contingently liable in the amount of approximately $502.5 million in issued standby letters of credit and $4.1 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At March 31, 2021, the Company has capital commitments of $20.3 million to the Fund over the next 8 years.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Three Months Ended March 31, 2021:
Revenue	$2,468.3	$796.5	$0.7	$—	$3,265.5
Gross profit	151.7	42.8	0.7	—	195.2
Equity in earnings of joint ventures	3.0	3.0	1.2	—	7.2
General and administrative expenses	—	—	(1.5)	(34.5)	(36.0)
Restructuring costs	—	—	—	(8.8)	(8.8)
Operating income	154.7	45.8	0.4	(43.3)	157.6
Gross profit as a % of revenue	6.1%	5.4%	—	—	6.0%

Three Months Ended March 31, 2020:
Revenue	$2,475.7	$769.5	$0.5	$—	$3,245.7
Gross profit	135.6	32.7	0.5	—	168.8
Equity in earnings of joint ventures	5.4	3.1	5.0	—	13.5
General and administrative expenses	—	—	(1.8)	(39.2)	(41.0)
Restructuring costs	—	—	—	(31.2)	(31.2)
Operating income	141.0	35.8	3.7	(70.4)	110.1
Gross profit as a % of revenue	5.5%	4.2%	—	—	5.2%

Six Months Ended March 31, 2021:
Revenue	$5,025.6	$1,552.1	$1.0	$—	$6,578.7
Gross profit	296.7	81.9	1.0	—	379.6
Equity in earnings of joint ventures	4.4	6.0	5.0	—	15.4
General and administrative expenses	—	—	(3.4)	(71.0)	(74.4)
Restructuring costs	—	—	—	(21.8)	(21.8)
Operating income	301.1	87.9	2.6	(92.8)	298.8
Gross profit as a % of revenue	5.9%	5.3%	—	—	5.8%

Six Months Ended March 31, 2020:
Revenue	$4,927.7	$1,552.6	$1.0	$—	$6,481.3
Gross profit	275.1	58.5	1.0	—	334.6
Equity in earnings of joint ventures	11.7	6.0	5.7	—	23.4
General and administrative expenses	—	—	(4.2)	(80.4)	(84.6)
Restructuring costs	—	—	—	(76.1)	(76.1)
Operating income	286.8	64.5	2.5	(156.5)	197.3
Gross profit as a % of revenue	5.6%	3.8%	—	—	5.2%

Reportable Segments:
Total assets
March 31, 2021	$7,855.5	$2,493.0	$214.9	$1,258.7
September 30, 2020	8,104.4	2,454.0	198.0	1,625.8

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to future impacts caused by the Covid-19 coronavirus pandemic and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses , and the impacts of future tax legislation; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the Management Services transaction, including the risk that the expected benefits of the Management Services transaction or any contingent purchase price will not be realized within the expected time frame, in full or at all; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Regarding our capital allocation policy, on November 13, 2020, the Board approved an increase in our repurchase authorization to $1.0 billion, up from the approximately $305 million authorization in place immediately prior to such date. At March 31, 2021, we have approximately $750 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards stock repurchases consistent with our capital allocation policy.

We have exited substantially all of our self-perform at-risk construction business and expect to exit all of our non-core oil and gas markets. We have substantially completed our exit of 30 countries, subject to applicable laws, as part of our ongoing plan to improve profitability and reduce our risk profile, and we continue to evaluate our geographic exposure as part of such plan.

We expect to incur restructuring costs of $30 to $50 million in fiscal year 2021 primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for these restructuring actions are expected to be approximately $30 million to $50 million.

Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent and mitigate its spread are affecting our businesses in a number of ways:

●	The coronavirus and accompanying economic effects are expected to reduce demand for our services and impact client spending in certain circumstances; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.
●	We have restricted non-essential business travel, required or facilitated employees to work remotely where appropriate.

●	Non-essential construction and work on other client projects has been temporarily halted in certain jurisdictions.

●	Some contractual agreements are unable to be performed preventing us from making or receiving payments.

●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.

●	State and local budget shortfalls in the U.S. have negatively impacted our pipeline of pursuits and the pace of award activity.

●	Certain markets, such as the U.K., Middle East, and Southeast Asia, are experiencing project delays that have impacted our performance and results.

Results of Operations

Three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2021	2020	$	%	2021	2020	$	%

	(unaudited - in millions)
Revenue	$3,265.5	$3,245.7	$19.8	0.6%	$6,578.7	$6,481.3	$97.4	1.5%
Cost of revenue	3,070.3	3,076.9	(6.6)	(0.2)	6,199.1	6,146.7	52.4	0.9
Gross profit	195.2	168.8	26.4	15.6	379.6	334.6	45.0	13.4
Equity in earnings of joint ventures	7.2	13.5	(6.3)	(46.7)	15.4	23.4	(8.0)	(34.2)
General and administrative expenses	(36.0)	(41.0)	5.0	(12.2)	(74.4)	(84.6)	10.2	(12.1)
Restructuring costs	(8.8)	(31.2)	22.4	(71.8)	(21.8)	(76.1)	54.3	(71.4)
Income from operations	157.6	110.1	47.5	43.1	298.8	197.3	101.5	51.4
Other income	3.5	2.4	1.1	45.8	7.4	6.4	1.0	15.6
Interest expense	(32.8)	(37.1)	4.3	(11.6)	(63.5)	(77.5)	14.0	(18.1)
Income from continuing operations before taxes	128.3	75.4	52.9	70.2	242.7	126.2	116.5	92.3
Income tax expense for continuing operations	35.1	21.6	13.5	62.5	60.7	37.5	23.2	61.9
Net income from continuing operations	93.2	53.8	39.4	73.2	182.0	88.7	93.3	105.2
Net loss from discontinued operations	(47.9)	(130.8)	82.9	(63.4)	(103.7)	(112.6)	8.9	(7.9)
Net income (loss)	45.3	(77.0)	122.3	(158.8)	78.3	(23.9)	102.2	(427.6)
Net income attributable to noncontrolling interests from continuing operations	(4.9)	(5.2)	0.3	(5.8)	(10.3)	(9.3)	(1.0)	10.8
Net income attributable to noncontrolling interests from discontinued operations	(1.0)	(3.9)	2.9	(74.4)	(2.5)	(12.3)	9.8	(79.7)
Net income attributable to noncontrolling interests	(5.9)	(9.1)	3.2	(35.2)	(12.8)	(21.6)	8.8	(40.7)
Net income attributable to AECOM from continuing operations	88.3	48.6	39.7	81.7	171.7	79.4	92.3	116.2
Net loss attributable to AECOM from discontinued operations	(48.9)	(134.7)	85.8	(63.7)	(106.2)	(124.9)	18.7	(15.0)
Net income (loss) attributable to AECOM	$39.4	$(86.1)	$125.5	(145.8)%	$65.5	$(45.5)	$111.0	(244.0)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.0	94.8	94.2	94.8
Gross profit	6.0	5.2	5.8	5.2
Equity in earnings of joint ventures	0.2	0.4	0.2	0.4
General and administrative expenses	(1.1)	(1.2)	(1.2)	(1.4)
Restructuring costs	(0.3)	(1.0)	(0.3)	(1.2)
Income from operations	4.8	3.4	4.5	3.0
Other income	0.1	0.1	0.1	0.1
Interest expense	(1.0)	(1.2)	(0.9)	(1.2)
Income from continuing operations before taxes	3.9	2.3	3.7	1.9
Income tax expense for continuing operations	1.0	0.6	0.9	0.5
Net income from continuing operations	2.9	1.7	2.8	1.4
Net loss from discontinued operations	(1.5)	(4.1)	(1.6)	(1.8)
Net income (loss)	1.4	(2.4)	1.2	(0.4)
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.2)	(0.2)	(0.2)	(0.1)
Net income attributable to noncontrolling interests from discontinued operations, net of tax	0.0	(0.1)	0.0	(0.2)
Net income attributable to noncontrolling interests	(0.2)	(0.3)	(0.2)	(0.3)
Net income attributable to AECOM from continuing operations	2.7	1.5	2.6	1.2
Net loss attributable to AECOM from discontinued operations	(1.5)	(4.2)	(1.6)	(1.9)
Net income (loss) attributable to AECOM	1.2%	(2.7)%	1.0%	(0.7)%

Revenue

Our revenue for the three months ended March 31, 2021 increased $19.8 million, or 0.6%, to $3,265.5 million as compared to $3,245.7 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2021 increased $97.4 million, or 1.5%, to $6,578.7 million as compared to $6,481.3 million for the corresponding period last year.

The increase in revenue for the three months ended March 31, 2021 was primarily attributable to an increase in our International segment of $27.0 million, offset by a decrease in our Americas segment of $7.4 million, as discussed further below.

The increase in revenue for the six months ended March 31, 2021 was primarily attributable to an increase in our Americas segment of $97.9 million, offset by a decrease in our International segment of $0.5 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because subcontractor and other direct costs can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Subcontractor and other direct costs for the quarters ended March 31, 2021 and 2020 were $1.7 billion and $1.7 billion, respectively. Subcontractor and other direct costs for the six months ended March 31, 2021 and 2020 were $3.5 billion and $3.4 billion, respectively. Subcontractor costs and other direct costs as a percentage of revenue were 52% and 52% during the three months ended March 31, 2021 and 2020, respectively. Subcontractor costs and other direct costs as a percentage of revenue were 54% and 52% during the six months ended March 31, 2021 and 2020, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2021 increased $26.4 million, or 15.6%, to $195.2 million as compared to $168.8 million for the corresponding period last year. For the three months ended March 31, 2021, gross profit, as a percentage of revenue, increased to 6.0% from 5.2% in the three months ended March 31, 2020.

Our gross profit for the six months ended March 31, 2021 increased $45.0 million, or 13.4%, to $379.6 million as compared to $334.6 million for the corresponding period last year. For the six months ended March 31, 2021, gross profit, as a percentage of revenue, increased to 5.8% from 5.2% in the six months ended March 31, 2020.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2021 was $7.2 million as compared to $13.5 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2021 was $15.4 million as compared to $23.4 million in the corresponding period last year.

The decrease in earnings of joint ventures for the three and six months ended March 31, 2021 compared to the same period in the prior year is primarily due to the completion of a sports arena construction project in the Americas.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2021 decreased $5.0 million, or 12.2%, to $36.0 million as compared to $41.0 million for the corresponding period last year. For the three months ended March 31, 2021, general and administrative expenses, as a percentage of revenue, decreased to 1.1% from 1.2% in the three months ended March 31, 2020.

Our general and administrative expenses for the six months ended March 31, 2021 decreased $10.2 million, or 12.1%, to $74.4 million as compared to $84.6 million for the corresponding period last year. For the six months ended March 31, 2021, general and administrative expenses, as a percentage of revenue, decreased to 1.2% from 1.4% in the three months ended March 31, 2020.

The decreases in general and administrative expenses were primarily due to the execution of restructuring actions taken by management to increase profitability and simplify our operating structure.

Restructuring Costs

Since the first quarter of fiscal 2019, we have been implementing a restructuring plan to improve profitability. During the three and six months ended March 31, 2020, we incurred restructuring expenses of $31.2 million and $76.1 million, respectively, primarily related to personnel costs associated with recent executive transitions. During the three and six months ended March 31, 2021, we incurred restructuring expenses of $8.8 million and $21.8 million, respectively, primarily related to personnel costs. We expect to incur additional restructuring costs in the second half of fiscal 2021 primarily related to costs optimizing our cost structure and eliminating overhead costs.

Other Income

Our other income for the three months ended March 31, 2021 increased to $3.5 million from $2.4 million for the corresponding period last year.

Our other income for the six months ended March 31, 2021 increased to $7.4 million from $6.4 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended March 31, 2021 was $32.8 million as compared to $37.1 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2021 was $63.5 million as compared to $77.5 million for the corresponding period last year.

The decreases in interest expense were primarily due to lower debt for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2021 was $35.1 million as compared to $21.6 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impacts of an increase in overall pre-tax income of $53.0 million, partially offset by a decrease in tax expense of $5.9 million related to nondeductible costs.

Our income tax expense for the six months ended March 31, 2021 was $60.7 million as compared to $37.5 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impacts of an increase in overall pre-tax income of $116.5 million, partially offset by a decrease in tax expense of $10.1 million related to nondeductible costs.

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

Net loss from discontinued operations decreased $82.9 million to a loss of $47.9 million from a loss of $130.8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in net loss from discontinued operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to lower transaction costs and non-recurring, prior year losses on a combined cycle power plant and impairment of long-lived assets in our oil and gas business, offset by the prior year gain on disposal of the Management Services business.

Net loss from discontinued operations decreased $8.9 million to a loss of $103.7 million from a loss of $112.6 million for the six months ended March 31, 2021 and 2020, respectively. The decrease in net loss from discontinued operations for the six-month period ended March 31, 2021 compared to the six-month period ended March 31, 2020 was primarily due to lower transaction costs and non-recurring, prior year losses on a combined cycle power plant, offset by the prior year gain on disposal of the Management Services business.

Net Income (Loss) Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $39.4 million and $65.5 million for the three and six months ended March 31, 2021, respectively, as compared to net loss attributable to AECOM of $86.1 million and $45.5 million for the three and six months ended March 31, 2020, respectively.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2021	2020	$	%	2021	2020	$	%

	(in millions)
Revenue	$2,468.3	$2,475.7	$(7.4)	(0.3)%	$5,025.6	$4,927.7	$97.9	2.0%
Cost of revenue	2,316.6	2,340.1	(23.5)	(1.0)	4,728.9	4,652.6	76.3	1.6
Gross profit	$151.7	$135.6	$16.1	11.9%	$296.7	$275.1	$21.6	7.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.9	94.5	94.1	94.4
Gross profit	6.1%	5.5%	5.9%	5.6%

Revenue

Revenue for our Americas segment for the three months ended March 31, 2021 decreased $7.4 million, or 0.3%, to $2,468.3 million as compared to $2,475.7 million for the corresponding period last year.

Revenue for our Americas segment for the six months ended March 31, 2021 increased $97.9 million, or 2.0%, to $5,025.6 million as compared to $4,927.7 million for the corresponding period last year.

The increase in revenue for the six months ended March 31, 2021 was primarily driven by increased activity in our construction management of high-rise buildings in New York City.

Gross Profit

Gross profit for our Americas segment for the three months ended March 31, 2021 increased $16.1 million, or 11.9%, to $151.7 million as compared to $135.6 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.1% of revenue for the three months ended March 31, 2021 from 5.5% in the corresponding period last year.

Gross profit for our Americas segment for the six months ended March 31, 2021 increased $21.6 million, or 7.9%, to $296.7 million as compared to $275.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.9% of revenue for the six months ended March 31, 2021 from 5.6% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2021 was primarily due to reduced costs and a simplified operating structure resulting from our restructuring activities, investments in technology, and shared service centers to enhance efficiencies.

International

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2021	2020	$	%	2021	2020	$	%

	(in millions)
Revenue	$796.5	$769.5	$27.0	3.5%	$1,552.1	$1,552.6	$(0.5)	0.0%
Cost of revenue	753.7	736.8	16.9	2.3	1,470.2	1,494.1	(23.9)	(1.6)
Gross profit	$42.8	$32.7	$10.1	30.9%	$81.9	$58.5	$23.4	40.0%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.6	95.8	94.7	96.2
Gross profit	5.4%	4.2%	5.3%	3.8%

Revenue

Revenue for our International segment for the three months ended March 31, 2021 increased $27.0 million, or 3.5%, to $796.5 million as compared to $769.5 million for the corresponding period last year.

Revenue for our International segment for the six months ended March 31, 2021 decreased $0.5 million to $1,552.1 million as compared to $1,552.6 million for the corresponding period last year.

The increase in revenue for the three-month period ended March 31, 2021 was primarily due to stabilizing market conditions and increased backlog from our success on key framework agreements.

Gross Profit

Gross profit for our International segment for the three months ended March 31, 2021 increased $10.1 million, or 30.9%, to $42.8 million as compared to $32.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.4% of revenue for the three months ended March 31, 2021 from 4.2% in the corresponding period last year.

Gross profit for our International segment for the six months ended March 31, 2021 increased $23.4 million, or 40.0%, to $81.9 million as compared to $58.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.3% of revenue for the six months ended March 31, 2021 from 3.8% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2021 was primarily due to reduced costs resulting from restructuring activities, including consolidating real estate, implementing a streamlined overhead structure, and exiting lower-returning countries.

AECOM Capital

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2021	2020	$	%	2021	2020	$	%

	(in millions)
Revenue	$0.7	$0.5	$0.2	40.0%	$1.0	$1.0	$0.0	0.0%
Equity in earnings of joint ventures	$1.2	$5.0	$(3.8)	(76.0)	$5.0	$5.7	$(0.7)	(12.3)
General and administrative expenses	$(1.5)	$(1.8)	$0.3	(16.7)%	$(3.4)	$(4.2)	$0.8	(19.0)%

Seasonality

We experience seasonal trends in our business. The first quarter of our fiscal year (October 1 to December 31) is typically our weakest quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period. Our revenue is typically higher in the last half of the fiscal year. Many U.S. state governments with fiscal years ending on June 30 tend to increase spending during their first quarter, when new funding becomes available. In addition, we find that the U.S. federal government tends to authorize more work during the period preceding the end of our fiscal year, September 30. Further, our construction management revenue typically increases during the high construction season of the summer months. Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter, which allows for more productivity from our on-site civil services. For these reasons, coupled with the number and significance of client contracts commenced and completed during a period, as well as the time of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2021, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At March 31, 2021, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $946.3 million, a decrease of $871.9 million, or 48.0%, from $1,818.2 million at September 30, 2020. The decrease in cash and cash equivalents was primarily attributable to cash used to repurchase common stock and cash disposed with the sales of the at-risk power and civil infrastructure construction businesses.

Net cash provided by operating activities was $66.3 million for the six months ended March 31, 2021, compared to net cash used in operating activities of $506.0 million for the six months ended March 31, 2020. The year over year improvement in operating cash flow was partly due to sales of the Management Services business in the second quarter of fiscal 2020, the power construction business in the first quarter of 2021 and the civil infrastructure business in the second quarter of fiscal 2021, which led to a favorable year over year impact to operating cash flow of approximately $217.4 million when comparing the six months ended March 31, 2021 with the prior year. The remaining increase in operating cash flow in the six-month period ended March 31, 2021 compared to the prior year was attributable to improvements in working capital of approximately $210.7 million and an increase in earnings adjusted for non-cash items of approximately $144.2 million for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The sale of trade receivables to financial institutions during the six months ended March 31, 2021 provided a net benefit of $50.2 million as compared to a net unfavorable impact of $216.5 million during the six months ended March 31, 2020. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $362.5 million for the six months ended March 31, 2021, as compared to net cash provided by investing activities of $1,991.1 million for the six months ended March 31, 2020. Cash flow from investing activities decreased primarily due to the change in proceeds, net of cash disposed, from the sales of the at-risk power and civil infrastructure construction businesses during the six months ended March 31, 2021, which was an outflow of $259.9 million, compared to the $2,096.9 million of proceeds, net of cash disposed, received from the sale of the Management Services business in the six months ended March 31, 2020.

Net cash used in financing activities was $580.4 million for the six months ended March 31, 2021 as compared to $1,293.2 million for the six months ended March 31, 2020. The decrease from the prior year was primarily attributable to debt repayment using the proceeds from the sale of the Management Services business in the six months ended March 31, 2020, offset by increased stock repurchases under the Stock Repurchase Program during the six months ended March 31, 2021. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $783.4 million, or 54.4%, to $656.5 million at March 31, 2021 from $1,439.9 million at September 30, 2020. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,325.8 million at March 31, 2021 from $3,535.3 million at September 30, 2020. The change in working capital is primarily due to the change in cash and cash equivalents during the six months ended March 31, 2021, as described above.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 89 days at March 31, 2021 compared to 93 days at September 30, 2020.

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

Debt

Debt consisted of the following:

	March 31,	September 30,
	2021	2020

	(in millions)
2014 Credit Agreement	$247.0	$248.5
2024 Senior Notes	797.3	797.3
2017 Senior Notes	997.3	997.3
Other debt	84.9	41.9
Total debt	2,126.5	2,085.0
Less: Current portion of debt and short-term borrowings	(46.9)	(20.9)
Less: Unamortized debt issuance costs	(22.9)	(23.0)
Long-term debt	$2,056.7	$2,041.1

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2021:

Fiscal Year
2021 (six months remaining)	$24.9
2022	38.0
2023	22.2
2024	20.9
2025	813.1
Thereafter	1,207.4
Total	$2,126.5

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

On February 8, 2021, we entered into the 2021 Refinancing Amendment to the Credit Agreement, pursuant to which the maturity of the revolving credit facility and the term loans outstanding under the Credit Agreement were extended to February 8, 2026. In addition, the refinancing amendment reduced the size of the revolving credit facility to $1,150,000,000. The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the "LIBOR Applicable Margin"), which is currently at 1.50% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the "Base Rate Applicable Margin" and together with the LIBOR Applicable Margin, the "Applicable Margins"), which is currently at 0.50%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and our percentage of employees who identify as women (each, a "Sustainability Metric"). The Applicable Margins and the commitment fees for the revolving credit facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric.

On April 13, 2021, we entered into Amendment No. 10 to the Credit Agreement, pursuant to which the lenders thereunder provided a secured term “B” credit facility (Term B Facility) to the Company in an aggregate principal amount of $700,000,000. The Term B Facility matures on April 13, 2028. The proceeds of the Term B Facility were used to fund the purchase price, fees and expenses in connection with our cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of our outstanding 5.875% Senior Notes due 2024.

The Term B Facility is subject to the same affirmative and negative covenants and events of default as the existing term loans previously incurred pursuant to the existing Credit Agreement (except that the financial covenants in the existing Credit Agreement do not apply to the Term B Facility). The applicable interest rate for the Term B Facility is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.75%.

We are required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis.

Our consolidated leverage ratio was 2.5 at March 31, 2021. Our consolidated interest coverage ratio was 6.3 at March 31, 2021. As of March 31, 2021, we were in compliance with the covenants of the Credit Agreement.

At March 31, 2021 and September 30, 2020, letters of credit totaled $18.7 million and $19.0 million, respectively, under our revolving credit facilities. As of March 31, 2021 and September 30, 2020, we had $1,131.3 million and $1,331.0 million, respectively, available under our revolving credit facility.

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

As of March 31, 2021, the estimated fair value of the 2024 Notes was approximately $900.9 million. The fair value of the 2024 Notes as of March 31, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2024 Notes. Interest on the 2024 Notes is payable semi-annually on April 15 and October 15 of each year at a rate of 5.875% per annum. The 2024 Notes will mature on October 15, 2024.

On April 26, 2021, we completed a cash tender offer for up to $700 million in aggregate purchase price (not including any accrued and unpaid interest) of the 2024 Notes. We accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $608,289,000 aggregate principal amount of the 2024 Notes. The aggregate purchase price paid in connection with the tender offer was $697,240,796 (inclusive of the tender offer premiums paid pursuant to the terms of the tender offer), plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the Term B Facility described above and cash on hand.

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

The indenture pursuant to which the 2024 Notes were issued contained, as of March 31, 2021, customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events, as well as customary negative covenants.

We were in compliance with the covenants relating to the 2024 Notes as of March 31, 2021.

On April 6, 2021, we, the guarantors with respect to the 2024 Notes, and the trustee with respect to the 2024 Notes executed and delivered a supplemental indenture to the 2024 Notes (Supplemental Indenture), which became effective on April 6, 2021. The Supplemental Indenture became operative on April 13, 2021, upon our acceptance of the 2024 Notes for purchase and payment therefor at the early settlement date of the April 2021 tender offer.

With respect to the Supplemental Indenture, each of the following sections in the indenture relating to the 2024 Notes were deleted: (i) Section 4.03, “SEC Reports”; (ii) Section 4.04, “Compliance Certificate”; (iii) Section 4.05, “Taxes”; (iv) Section 4.06, “Stay, Extension and Usury Laws”; (v) Section 4.07, “Limitation on Restricted Payments”; (vi) Section 4.08, “Limitation on Restrictions on Distributions from Restricted Subsidiaries”; (vii) Section 4.09, “Limitations on Indebtedness”; (viii) Section 4.10, “Limitation on Sales of Assets and Subsidiary Stock”; (ix) Section 4.11, Limitation on Transactions with Affiliates”; (x) Section 4.12, “Limitation on Liens”; (xi) Section 4.14, “Change of Control”; (xii) Section 4.18, “Future Subsidiary Guarantors”; (xiii) Section 4.19, “Suspension of Covenants”; (xiv) Section 4.20, “Additional Interest Notice”; and (xv) Section 6.01(a), “Events of Default” (subsections (3) through (7) thereof (inclusive)). Certain modifications to Section 3.01, “Notices to Trustee”; Section 3.02(a) “Selection of Notes to Be Redeemed”; Section 3.03(a) “Notice of Redemption”; Section 4.15 “Corporate Existence”; Section 5.01, “Merger and Consolidation”; and Section 5.02, “Successor Corporation were also made.

2017 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the 2017 Senior Notes). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2017 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2021, the estimated fair value of the 2017 Senior Notes was approximately $1,079.6 million. The fair value of the 2017 Senior Notes as of March 31, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2017 Senior Notes. Interest is payable on the 2017 Senior Notes at a rate of 5.125% per annum. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2017 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2017 Senior Notes as of March 31, 2021.

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

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2021 and September 30, 2020, these outstanding standby letters of credit totaled $489.5 million and $510.1 million, respectively. As of March 31, 2021, we had $361.0 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2021 and 2020 was 5.1% and 5.0%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2021 of $2.6 million and $4.4 million, respectively, and for the three and six months ended March 31, 2020 of $1.3 million and $2.5 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2021, there was approximately $502.5 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2021, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $415.2 million. The total amounts of employer contributions paid for the six months ended March 31, 2021 were $7.6 million for U.S. plans and $12.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. For the year ended September 30, 2020, we contributed $4.0 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2020 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the six months ended March 31, 2021.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of March 31, 2021 and September 30, 2020, and for the six months ended March 31, 2021.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	March 31, 2021	September 30, 2020
Current assets	$2,982.0	$3,801.9
Non-current assets	3,360.2	3,620.1
Total assets	$6,342.2	$7,422.0

Current liabilities	$2,925.8	$3,175.1
Non-current liabilities	2,797.1	2,806.8
Total liabilities	5,722.9	5,981.9

Total stockholders' equity	619.3	1,440.1
Total liabilities and stockholders' equity	$6,342.2	$7,422.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the six months ended
March 31, 2021
Revenue	$3,694.6
Cost of revenue	3,486.2
Gross profit	208.4

Net income from continuing operations	36.0
Net loss from discontinued operations	(84.0)
Net loss	$(48.0)

Net loss attributable to AECOM	$(48.0)

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2021 and September 30, 2020, we had $247.0 million and $248.5 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the six months ended March 31, 2021, our weighted average floating rate borrowings were $182.2 million, excluding borrowings with effective fixed interest rates due to rate swap agreement. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2021 would have increased by $0.9 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2021 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock (the “Program”). Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion, up from approximately $305 million authorization in place immediately prior to such date. A summary of the repurchase activity for the three months ended March 31, 2021 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	or Programs	Plans or Programs

January 1 — 31, 2021	900,126	$51.74	900,126	$825,000,000
February 1 — 28, 2021	—	—	—	825,000,000
March 1 — 31, 2021	1,198,238	62.61	1,198,238	749,976,000
Total	2,098,364	$57.95	2,098,364

Item 4. Mine Safety Disclosure

None.

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/20/2020

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL				X

#Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 12, 2021	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer