Form 10-Q
period 2021-06-30
AECOM
filed 2021-08-11
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-52423

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

As of August 5, 2021, 144,061,817 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	June 30,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$935,434	$1,599,688
Cash in consolidated joint ventures	113,596	108,644
Total cash and cash equivalents	1,049,030	1,708,332
Accounts receivable—net	2,669,113	2,920,730
Contract assets	1,498,550	1,611,525
Prepaid expenses and other current assets	867,154	691,707
Current assets held for sale	127,017	562,435
Income taxes receivable	37,629	35,637
TOTAL CURRENT ASSETS	6,248,493	7,530,366
PROPERTY AND EQUIPMENT—NET	410,864	381,672
DEFERRED TAX ASSETS—NET	444,647	361,675
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	331,994	297,595
GOODWILL	3,516,781	3,484,221
INTANGIBLE ASSETS—NET	61,666	76,917
OTHER NON-CURRENT ASSETS	311,333	160,036
OPERATING LEASE RIGHT-OF-USE ASSETS	637,313	652,115
NON-CURRENT ASSETS HELD FOR SALE	—	54,354
TOTAL ASSETS	$11,963,091	$12,998,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,876	$223
Accounts payable	2,068,440	2,358,228
Accrued expenses and other current liabilities	2,335,077	2,249,704
Income taxes payable	50,118	47,103
Contract liabilities	1,080,271	996,922
Current liabilities held for sale	90,891	417,623
Current portion of long-term debt	52,358	20,651
TOTAL CURRENT LIABILITIES	5,680,031	6,090,454
OTHER LONG-TERM LIABILITIES	143,286	162,784
OPERATING LEASE LIABILITIES, NON-CURRENT	711,494	745,287
LONG-TERM LIABILITIES HELD FOR SALE	12,260	79,254
DEFERRED TAX LIABILITY-NET	6,157	3,491
PENSION BENEFIT OBLIGATIONS	439,073	463,001
LONG-TERM DEBT	2,153,812	2,041,136
TOTAL LIABILITIES	9,146,113	9,585,407

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of June 30, 2021 and September 30, 2020; issued and outstanding 144,877,676 and 157,044,687 shares as of June 30, 2021 and September 30, 2020, respectively	1,449	1,570
Additional paid-in capital	4,100,482	4,035,414
Accumulated other comprehensive loss	(910,532)	(918,674)
(Accumulated deficits) / Retained earnings	(483,362)	174,248
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,708,037	3,292,558
Noncontrolling interests	108,941	120,986
TOTAL STOCKHOLDERS’ EQUITY	2,816,978	3,413,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,963,091	$12,998,951

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	$3,408,357	$3,189,679	$9,987,085	$9,671,026
Cost of revenue	3,206,823	3,004,600	9,405,922	9,151,334
Gross profit	201,534	185,079	581,163	519,692

Equity in earnings of joint ventures	8,270	8,573	23,628	32,006
General and administrative expenses	(36,340)	(54,482)	(110,707)	(139,133)
Restructuring costs	(12,971)	(20,300)	(34,755)	(96,438)
Income from operations	160,493	118,870	459,329	316,127

Other income	4,482	3,119	11,812	9,557
Interest expense	(149,038)	(34,925)	(212,489)	(112,413)
Income from continuing operations before taxes	15,937	87,064	258,652	213,271
Income tax (benefit) expense for continuing operations	(17,938)	(7,184)	42,811	30,326
Net income from continuing operations	33,875	94,248	215,841	182,945
Net loss from discontinued operations	(15,502)	(126)	(119,168)	(112,695)
Net income	18,373	94,122	96,673	70,250

Net income attributable to noncontrolling interests from continuing operations	(5,901)	(3,138)	(16,160)	(12,428)
Net income attributable to noncontrolling interests from discontinued operations	(941)	(1,645)	(3,495)	(14,005)
Net income attributable to noncontrolling interests	(6,842)	(4,783)	(19,655)	(26,433)

Net income attributable to AECOM from continuing operations	27,974	91,110	199,681	170,517
Net loss attributable to AECOM from discontinued operations	(16,443)	(1,771)	(122,663)	(126,700)
Net income attributable to AECOM	$11,531	$89,339	$77,018	$43,817

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.19	$0.57	$1.35	$1.07
Basic discontinued operations per share	$(0.11)	$(0.01)	$(0.83)	$(0.79)
Basic earnings per share	$0.08	$0.56	$0.52	$0.28

Diluted continuing operations per share	$0.19	$0.56	$1.32	$1.06
Diluted discontinued operations per share	$(0.11)	$(0.01)	$(0.81)	$(0.79)
Diluted earnings per share	$0.08	$0.55	$0.51	$0.27

Weighted average shares outstanding:
Basic	146,109	160,119	148,434	158,667
Diluted	148,859	161,835	150,707	161,070

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive (Loss) Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net income	$18,373	$94,122	$96,673	$70,250

Other comprehensive (loss) income, net of tax:
Net unrealized gain on derivatives, net of tax	830	(18)	2,783	3,157
Foreign currency translation adjustments	(18,775)	71,595	13,111	28,113
Pension adjustments, net of tax	3,220	4,617	(7,491)	27,329
Other comprehensive (loss) income , net of tax	(14,725)	76,194	8,403	58,599
Comprehensive income, net of tax	3,648	170,316	105,076	128,849
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(6,913)	(5,016)	(19,916)	(26,448)
Comprehensive (loss) income attributable to AECOM, net of tax	$(3,265)	$165,300	$85,160	$102,401

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT MARCH 31, 2021	$1,468	$4,054,089	$(895,736)	$(336,852)	$2,822,969	$103,731	$2,926,700
Net income	—	—	—	11,531	11,531	6,842	18,373
Other comprehensive loss	—	—	(14,796)	—	(14,796)	71	(14,725)
Issuance of stock	5	34,913	—	—	34,918	—	34,918
Repurchases of stock	(24)	(111)	—	(158,041)	(158,176)	—	(158,176)
Stock based compensation	—	11,591	—	—	11,591	—	11,591
Distributions to noncontrolling interests	—	—	—	—	—	(1,703)	(1,703)
BALANCE AT JUNE 30, 2021	$1,449	$4,100,482	$(910,532)	$(483,362)	$2,708,037	$108,941	$2,816,978

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT MARCH 31, 2020	$1,589	$3,960,123	$(881,574)	$451,364	$3,531,502	$134,021	$3,665,523
Net income	—	—	—	89,339	89,339	4,783	94,122
Other comprehensive income	—	—	75,961	—	75,961	233	76,194
Issuance of stock	13	37,859	—	—	37,872	—	37,872
Repurchases of stock	—	(280)	—	—	(280)	—	(280)
Stock based compensation	—	10,500	—	—	10,500	—	10,500
Other transactions with noncontrolling interests	—	—	—	—	—	3,545	3,545
Contributions from noncontrolling interests	—	—	—	—	—	2,108	2,108
Distributions to noncontrolling interests	—	—	—	—	—	(3,715)	(3,715)
BALANCE AT JUNE 30, 2020	$1,602	$4,008,202	$(805,613)	$540,703	$3,744,894	$140,975	$3,885,869

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544
Net income	—	—	—	77,018	77,018	19,655	96,673
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	8,142	—	8,142	261	8,403
Issuance of stock	24	51,908	—	—	51,932	—	51,932
Repurchases of stock	(145)	(23,053)	—	(726,649)	(749,847)	—	(749,847)
Stock based compensation	—	36,213	—	—	36,213	—	36,213
Other transactions with noncontrolling interests	—	—	—	—	—	580	580
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(24,039)	(24,039)
Contributions from noncontrolling interests	—	—	—	—	—	226	226
Distributions to noncontrolling interests	—	—	—	—	—	(8,728)	(8,728)
BALANCE AT JUNE 30, 2021	$1,449	$4,100,482	$(910,532)	$(483,362)	$2,708,037	$108,941	$2,816,978

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350
Net income	—	—	—	43,817	43,817	26,433	70,250
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive income	—	—	58,584	—	58,584	15	58,599
Issuance of stock	40	53,106	—	—	53,146	—	53,146
Repurchases of stock	(13)	(35,591)	—	(14,875)	(50,479)	—	(50,479)
Stock based compensation	—	37,037	—	—	37,037	—	37,037
Other transactions with noncontrolling interests	—	—	—	—	—	4,361	4,361
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	8,289	8,289
Distributions to noncontrolling interests	—	—	—	—	—	(46,808)	(46,808)
BALANCE AT JUNE 30, 2020	$1,602	$4,008,202	$(805,613)	$540,703	$3,744,894	$140,975	$3,885,869

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,673	$70,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	129,288	181,440
Equity in earnings of unconsolidated joint ventures	(28,294)	(4,084)
Distribution of earnings from unconsolidated joint ventures	26,554	47,675
Non-cash stock compensation	36,213	37,037
Prepayment premium on redemption of unsecured notes	117,500	—
Impairment of long-lived assets	105,194	89,288
Loss (gain) on sale of discontinued operations	56,222	(161,900)
Foreign currency translation	(33,318)	40,618
Other	11,162	14,265
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	373,248	(315,983)
Prepaid expenses and other assets	(290,039)	(51,033)
Accounts payable	(271,947)	(385,479)
Accrued expenses and other current liabilities	58,901	(4,427)
Contract liabilities	134,815	82,212
Other long-term liabilities	(135,584)	40,391
Net cash provided by (used in) operating activities	386,588	(319,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Payment for) proceeds from sale of discontinued operations, net of cash disposed	(265,876)	2,218,866
Investment in unconsolidated joint ventures	(51,852)	(89,283)
Return of investment in unconsolidated joint ventures	2,868	17,042
Proceeds from sale of investments	15,507	8,277
Proceeds from disposal of property and equipment	10,284	2,510
Payments for capital expenditures	(112,603)	(83,266)
Net cash (used in) provided by investing activities	(401,672)	2,074,146

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,848,244	4,203,556
Repayments of borrowings under credit agreements	(1,929,251)	(5,547,055)
Redemption of unsecured senior notes	(797,252)	—
Prepayment premium on redemption of unsecured senior notes	(117,500)	—
Cash paid for debt issuance costs	(10,284)	(3,179)
Proceeds from issuance of common stock	19,347	17,231
Proceeds from exercise of stock options	4,038	—
Payments to repurchase common stock	(749,847)	(50,479)
Net distributions to noncontrolling interests	(8,502)	(38,519)
Other financing activities	(13,882)	12,909
Net cash used in financing activities	(754,889)	(1,405,536)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,591	(4,885)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(763,382)	343,995
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,818,249	1,080,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,054,867	1,424,349
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(5,837)	(93,081)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,049,030	$1,331,268

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

The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2021.

On January 31, 2020, the Company completed the sale of its Management Services business to an affiliate of American Securities LLC and Lindsay Goldberg LLC. Additionally, as discussed in more detail in Note 3, the Company concluded that its self-perform at-risk construction businesses met the criteria for held for sale beginning in the first quarter of fiscal year 2020. Collectively, the Management Services business and the self-perform at-risk construction businesses met the criteria for discontinued operation classification. As a result, the Management Services business and the self-perform at-risk construction businesses are presented in the consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the consolidated balance sheets as assets and liabilities held for sale.

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

During the first quarter of fiscal 2021, the Company completed the sale of its power construction business to CriticalPoint Capital, LLC. The Company recorded $17.3 million through the first nine months of fiscal 2021 related to payments for post-closing working capital adjustments.

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

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	June 30,	September 30,
	2021	2020

Cash and cash equivalents	$5.8	$109.9
Receivables and contract assets	70.9	414.3
Other	50.3	38.2
Current assets held for sale	$127.0	$562.4

Property and equipment, net	$52.4	$119.8
Other	19.0	181.8
Write-down of assets to fair value less cost to sell	(71.4)	(247.2)
Non-current assets held for sale	$—	$54.4

Accounts payable and accrued expenses	$76.9	$350.4
Contract liabilities	9.2	65.6
Other	4.8	1.6
Current liabilities held for sale	$90.9	$417.6

Long-term liabilities held for sale	$12.3	$79.3

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$162.9	$347.5	$606.6	$2,661.8
Cost of revenue	159.6	352.5	600.4	2,708.5
Gross profit (loss)	3.3	(5.0)	6.2	(46.7)
Equity in earnings (losses) of joint ventures	(3.4)	(11.1)	4.6	(28.0)
(Loss) gain on disposal activities	(6.1)	14.9	(56.2)	161.9
Transaction costs	(0.7)	—	(14.3)	(41.4)
Impairment of long-lived assets	(9.4)	—	(105.2)	(89.3)
Loss from operations	(16.3)	(1.2)	(164.9)	(43.5)
Other (expense) income	—	(0.2)	—	1.6
Interest expense	(0.1)	(1.5)	(0.4)	(40.2)
Loss before taxes	(16.4)	(2.9)	(165.3)	(82.1)
Income tax (benefit) expense	(0.9)	(2.8)	(46.1)	30.6
Net loss from discontinued operations	$(15.5)	$(0.1)	$(119.2)	$(112.7)

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Depreciation and amortization:
Property and equipment	$—	$—	$—	$4.6
Intangible assets and capitalized debt issuance costs	$—	$4.3	$—	$35.8
Payments for capital expenditures	$(2.0)	$(2.6)	$(6.6)	$(16.8)

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2021 were as follows:

		Foreign
	September 30,	Exchange	June 30,
	2020	Impact	2021

	(in millions)
Americas	$2,617.1	$14.2	$2,631.3
International	867.1	18.4	885.5
Total	$3,484.2	$32.6	$3,516.8

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2021 and September 30, 2020, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2021			September 30, 2020
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$663.5	$(601.8)	$61.7	$662.8	$(585.9)	$76.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $15.9 million and $18.3 million for the nine months ended June 30, 2021 and 2020, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2021 and for the succeeding years:

Fiscal Year	(in millions)
2021 (three months remaining)	$4.9
2022	19.8
2023	18.8
2024	17.4
2025	0.8
Total	$61.7

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass through costs included in revenues for the nine months ended June 30, 2021 and 2020 were $5.4 billion and $5.1 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(in millions)
Cost reimbursable	$1,309.2	$1,369.3	$4,041.8	$4,252.5
Guaranteed maximum price	1,229.9	829.8	3,443.0	2,706.4
Fixed price	869.3	990.6	2,502.3	2,712.1
Total revenue	$3,408.4	$3,189.7	$9,987.1	$9,671.0

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(in millions)
Americas	$2,619.0	$2,471.8	$7,645.7	$7,400.5
Europe, Middle East, Africa	401.3	359.9	1,201.8	1,194.9
Asia Pacific	388.1	358.0	1,139.6	1,075.6
Total revenue	$3,408.4	$3,189.7	$9,987.1	$9,671.0

As of June 30, 2021, the Company had allocated $18.5 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $646.6 million and $563.1 million during the nine months ended June 30, 2021 and 2020, respectively, that was included in contract liabilities as of September 30, 2020 and 2019, respectively.

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

Net accounts receivable consisted of the following:

	June 30,	September 30,
	2021	2020

	(in millions)
Billed	$2,225.0	$2,467.3
Contract retentions	541.6	531.3
Total accounts receivable—gross	2,766.6	2,998.6
Allowances for doubtful accounts and credit losses	(97.5)	(77.9)
Total accounts receivable—net	$2,669.1	$2,920.7

Substantially all contract assets as of June 30, 2021 and September 30, 2020 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $170 million as of both June 30, 2021 and September 30, 2020. The asset related to the Deactivation, Demolition, and Removal Project retained from the Purchaser discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

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

No single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2021 and September 30, 2020.

The Company sold trade receivables to financial institutions, of which $243.7 million and $166.6 million were outstanding as of June 30, 2021 and September 30, 2020, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	June 30,
	2021	September 30,
	(unaudited)	2020

	(in millions)
Current assets	$530.2	$536.3
Non-current assets	75.3	77.0
Total assets	$605.5	$613.3

Current liabilities	$390.2	$409.9
Non-current liabilities	1.5	1.5
Total liabilities	391.7	411.4
Total AECOM equity	118.1	113.9
Noncontrolling interests	95.7	88.0
Total owners’ equity	213.8	201.9
Total liabilities and owners’ equity	$605.5	$613.3

Total revenue of the consolidated joint ventures was $604.7 million and $602.1 million for the nine months ended June 30, 2021 and 2020, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	June 30,	September 30,
	2021	2020

	(in millions)
Current assets	$1,345.7	$1,374.3
Non-current assets	546.2	465.9
Total assets	$1,891.9	$1,840.2

Current liabilities	$912.1	$953.4
Non-current liabilities	57.2	58.9
Total liabilities	969.3	1,012.3
Joint ventures’ equity	922.6	827.9
Total liabilities and joint ventures’ equity	$1,891.9	$1,840.2

AECOM’s investment in joint ventures	$332.0	$297.6

	Nine Months Ended
	June 30,	June 30,
	2021	2020

	(in millions)
Revenue	$1,588.4	$2,325.7
Cost of revenue	1,539.8	2,281.7
Gross profit	$48.6	$44.0
Net income	$41.8	$42.7

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30,	June 30,
	2021	2020

	(in millions)
Pass through joint ventures	$18.8	$26.0
Other joint ventures	4.8	6.0
Total	$23.6	$32.0

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	June 30,2021		June 30,2020		June 30,2021		June 30,2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.1	$—	$0.4	$—	$0.4
Interest cost on projected benefit obligation	1.1	5.5	1.6	5.4	3.2	16.2	4.8	16.7
Expected return on plan assets	(1.6)	(11.1)	(1.8)	(9.1)	(4.8)	(32.6)	(5.3)	(27.9)
Amortization of prior service cost	—	0.1	—	—	—	0.1	0.1	—
Amortization of net loss	1.4	2.4	1.3	2.1	4.4	6.9	3.7	6.4
Curtailment loss recognized	—	—	0.5	—	—	—	0.5	—
Settlement loss recognized	0.1	—	—	—	0.1	—	0.5	0.2
Net periodic benefit cost	$1.0	$(3.0)	$1.6	$(1.5)	$2.9	$(9.0)	$4.3	$(4.2)

The total amounts of employer contributions paid for the nine months ended June 30, 2021 were $10.1 million for U.S. plans and $18.9 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2021 are $4.6 million for U.S. plans and $7.8 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	June 30,	September 30,
	2021	2020

	(in millions)
Credit Agreement	$1,156.9	$248.5
2024 Senior Notes	—	797.3
2027 Senior Notes	997.3	997.3
Other debt	79.7	41.9
Total debt	2,233.9	2,085.0
Less: Current portion of debt and short-term borrowings	(55.2)	(20.9)
Less: Unamortized debt issuance costs	(24.9)	(23.0)
Long-term debt	$2,153.8	$2,041.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2021:

Fiscal Year
2021 (three months remaining)	$14.9
2022	48.2
2023	38.1
2024	39.4
2025	34.2
Thereafter	2,059.1
Total	$2,233.9

Credit Agreement

The Company entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that included a $510 million (US) term loan A facility with a term that expired on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some subsidiaries of the Company (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

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

On July 30, 2020, the Company drew $248.5 million on its secured delayed draw term loan facility (Term A Facility) for the purpose of redeeming all of the 2022 URS Senior Notes.

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to the Credit Agreement, pursuant to which the maturity of the revolving credit facility and the term loans outstanding under the Credit Agreement were extended to February 8, 2026. In addition, the refinancing amendment reduced the size of the revolving credit facility to $1,150,000,000. The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.50% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.50%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and the Company’s percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the revolving credit facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric.

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

On June 25, 2021, the Company entered into Amendment No. 11 to the Credit Agreement, pursuant to which the lenders have provided to the Company an additional $215,000,000 in aggregate principal amount under the Term A Facility. The Term A Facility matures on February 8, 2026. The Company used the net proceeds from the increase in the Term A Facility (together with cash on hand), to (i) redeem all of the Company’s remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

The Company is required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis.

The Company’s consolidated leverage ratio was 2.5 at June 30, 2021. The Company’s consolidated interest coverage ratio was 6.8 at June 30, 2021. As of June 30, 2021, the Company was in compliance with the covenants of the Credit Agreement.

At June 30, 2021 and September 30, 2020, letters of credit totaled $11.2 million and $19.0 million, respectively, under the Company’s revolving credit facilities. As of June 30, 2021 and September 30, 2020, the Company had $1,138.8 million and $1,331.0 million, respectively, available under its revolving credit facility.

2024 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes). On November 2, 2015, the Company completed an exchange offer to exchange the unregistered 2024 Senior Notes for registered notes, as well as all related guarantees.

On July 21, 2020, the Company completed a cash tender offer at par for up to $639 million in aggregate principal amount of the 2024 Notes and the 2027 Senior Notes. The Company accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $2.7 million aggregate principal amount of the 2024 Notes at par. The Company made the cash tender offer at par to satisfy obligations under the indentures governing the 2024 Notes and the 2027 Senior Notes relating to the use of certain cash proceeds from its disposition of the Management Services business, which was completed on January 31, 2020.

On April 26, 2021, the Company completed a cash tender offer for up to $700 million in aggregate purchase price (not including any accrued and unpaid interest) of the 2024 Notes. The Company accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $608.3 million aggregate principal amount of the 2024 Notes. The aggregate purchase price paid by the Company in connection with the tender offer was $697.2 million (inclusive of the tender offer premiums paid pursuant to the terms of the tender offer), plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the Term B Facility described above and cash on hand.

On April 6, 2021, the Company, the guarantors with respect to the 2024 Notes, and the trustee with respect to the 2024 Notes executed and delivered a supplemental indenture to the 2024 Notes (Supplemental Indenture), which became effective on April 6, 2021. The Supplemental Indenture became operative on April 13, 2021, upon the Company’s acceptance of the 2024 Notes for purchase and payment therefore at the early settlement date of the April 2021 tender offer.

With respect to the Supplemental Indenture, each of the following sections in the indenture relating to the 2024 Notes were deleted: (i) Section 4.03, “SEC Reports”; (ii) Section 4.04, “Compliance Certificate”; (iii) Section 4.05, “Taxes”; (iv) Section 4.06, “Stay, Extension and Usury Laws”; (v) Section 4.07, “Limitation on Restricted Payments”; (vi) Section 4.08, “Limitation on Restrictions on Distributions from Restricted Subsidiaries”; (vii) Section 4.09, “Limitations on Indebtedness”; (viii) Section 4.10, “Limitation on Sales of Assets and Subsidiary Stock”; (ix) Section 4.11, “Limitation on Transactions with Affiliates”; (x) Section 4.12, “Limitation on Liens”; (xi) Section 4.14, “Change of Control”; (xii) Section 4.18, “Future Subsidiary Guarantors”; (xiii) Section 4.19, “Suspension of Covenants”; (xiv) Section 4.20, “Additional Interest Notice”; and (xv) Section 6.01(a), “Events of Default” (subsections (3) through (7) thereof (inclusive)). Certain modifications to Section 3.01, “Notices to Trustee”; Section 3.02(a) “Selection of Notes to Be Redeemed”; Section 3.03(a) “Notice of Redemption”; Section 4.15 “Corporate Existence”; Section 5.01, “Merger and Consolidation”; and Section 5.02, “Successor Corporation” were also made.

On June 25, 2021, the Company redeemed its remaining 2024 Notes. The redemption price of the 2024 Notes was 115.108% of the remaining outstanding aggregate principal amount, amounting to $217.5 million, plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the additional draw down from the Term A Facility described above and cash on hand. The redemption of the 2024 Notes in the third quarter of fiscal 2021 resulted in a $117.5 million prepayment premium, which was included interest expense.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the 2027 Senior Notes). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of June 30, 2021, the estimated fair value of the 2027 Senior Notes was approximately $1,109.5 million. The fair value of the 2027 Senior Notes as of June 30, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

At any time and from time to time prior to December 15, 2026, the Company may redeem all or part of the 2027 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date.

The indenture pursuant to which the 2027 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2021.

URS Senior Notes

In connection with the 2014 acquisition of the URS Corporation (URS), the Company assumed the URS 5.00% Senior Notes due 2022 (2022 URS Senior Notes).

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

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2021 and September 30, 2020, these outstanding standby letters of credit totaled $489.6 million and $510.1 million, respectively. As of June 30, 2021, the Company had $443.1 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements and excluding the effects of prepayment premiums included in interest expense, during the nine months ended June 30, 2021 and 2020 was 4.7% and 5.2%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2021 of $4.6 million and $9.0 million, respectively, and for the three and nine months ended June 30, 2020 of $1.3 million and $3.8 million, respectively.

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

	June 30,2021
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

	September 30, 2020
Notional Amount	Notional Amount	Fixed	Expiration
Currency	(in millions)	Rate	Date
USD	200.0	2.60%	February 2023

Subsequent to the end of the third quarter of fiscal 2021, the Company entered into new interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. The new swaps will become effective February 2023 and terminate in March 2028. By entering into the swap agreements, the Company converted a portion of the LIBOR rate-based liability into a fixed rate liability. The Company will pay a fixed rate of 1.349% and receive payment at the prevailing one-month LIBOR.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2021 and 2020.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at June 30, 2021 or September 30, 2020.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2021 and 2020. Amounts recognized in accumulated other comprehensive loss from the Company’s foreign currency options were immaterial for all periods presented. Amounts reclassified from accumulated other comprehensive loss into income from the foreign currency options were immaterial for all periods presented. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the nine months ended June 30 was as follows:

	2021		2020
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.4	$36.41	0.1	$31.62
Options granted	—	—	—	—
Options exercised	(0.1)	31.62	—	—
Options forfeited or expired	—	—	—	—
Outstanding at June 30	0.3	38.72	0.1	31.62

Vested and expected to vest in the future as of June 30	0.2	$38.72	0.1	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $52.76 and $42.99 during the nine months ended June 30, 2021 and 2020, respectively. The weighted average grant date fair value of restricted stock unit awards was $49.21 and $42.25 during the nine months ended June 30, 2021 and 2020, respectively. Total compensation expense related to these share-based payments including stock options was $36.2 million and $37.0 million during the nine months ended June 30, 2021 and 2020, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2021 and September 30, 2020 was $56.2 million and $50.0 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 16.6% and 14.2% for the nine months ended June 30, 2021 and 2020, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2021 were a tax benefit of $39.0 million related to income tax credits and incentives, a tax benefit of $25.9 million related to a corporate tax rate change in the United Kingdom, a tax expense of $30.7 million related to foreign residual income, a tax expense of $13.2 million related to an audit settlement, and a tax expense of $11.5 million related to state income taxes. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the tax rate change and the audit settlement.

The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2020 were a tax benefit of $25.4 million related to the release of a valuation allowance on net operating losses and a benefit of $22.9 million related to income tax credits and incentives, partially offset by tax expense of $21.7 million related to nondeductible costs and tax expense of $9.0 million related to state income tax.

During the third quarter of fiscal 2021, the United Kingdom enacted a corporate tax rate increase from 19% to 25% beginning April 2023 requiring deferred tax assets and liabilities to be remeasured. The remeasurement resulted in a $25.9 million tax benefit.

During the third quarter of fiscal 2021, the Company partially settled its U.S. federal audit for fiscal 2015 and 2016 and recorded a tax expense of $13.2 million due primarily to changes in tax attributes.

During the third quarter of fiscal 2020, management approved a tax planning strategy and it began restructuring certain operations in Canada which resulted in the release of a valuation allowance related to net operating losses in the amount of $25.4 million.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and nine months ended June 30, 2021 and 2020, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(in millions)
Denominator for basic earnings per share	146.1	160.1	148.4	158.7
Potential common shares	2.8	1.7	2.3	2.4
Denominator for diluted earnings per share	148.9	161.8	150.7	161.1

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

The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	June 30,2021	June 30,2020	June 30,2021	June 30,2020

	(in millions)
Operating lease cost	$46.3	$49.3	$141.0	$144.7
Finance lease cost:
Amortization of right-of-use assets	3.9	4.2	10.3	13.9
Interest on lease liabilities	0.6	0.4	1.8	1.4
Variable lease cost	8.5	8.8	27.2	27.1
Total lease cost	$59.3	$62.7	$180.3	$187.1

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	June 30,2021	September 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$637.3	$652.1
Finance lease assets	Property and equipment – net	41.1	29.1
Total lease assets		$678.4	$681.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$162.8	$168.4
Finance lease liabilities	Current portion of long-term debt	14.1	9.8
Total current lease liabilities		$176.9	$178.2

Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	711.5	745.3
Finance lease liabilities	Long-term debt	30.5	22.0
Total non-current lease liabilities		$742.0	$767.3

	As of	As of
	June 30, 2021	September 30, 2020
Weighted average remaining lease term (in years):
Operating leases	7.0	7.3
Finance leases	3.3	3.3
Weighted average discount rates:
Operating leases	4.4%	4.6%
Finance leases	4.6%	4.7%

Additional cash flow information related to leases is as follows:

	Nine Months Ended
	June 30,	June 30,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$165.9	$168.3
Operating cash flows from finance leases	1.5	1.3
Financing cash flows from finance leases	10.1	11.9
Right-of-use assets obtained in exchange for new operating leases	77.3	90.8
Right-of-use assets obtained in exchange for new finance leases	22.2	17.5

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2021 (three months remaining)	$53.0	$3.9
2022	188.6	15.6
2023	155.0	13.4
2024	132.9	9.8
2025	113.0	4.5
Thereafter	376.1	0.8
Total lease payments	$1,018.6	$48.0
Less: Amounts representing interest	$(144.3)	$(3.4)
Total lease liabilities	$874.3	$44.6

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2021	2020

	(in millions)
Accrued salaries and benefits	$702.2	$675.7
Accrued contract costs	1,252.3	1,137.5
Other accrued expenses	380.6	436.5
	$2,335.1	$2,249.7

Accrued contract costs above include balances related to professional liability accruals of $800.4  million and $625.9 million as of June 30, 2021 and September 30, 2020, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2021 and September 30, 2020. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the nine months ended June 30, 2021 and 2020. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company expects to incur restructuring costs of $40 million to $50 million in fiscal year 2021 primarily related to costs associated with the advancing its previously announced actions to deliver margin improvement and efficiencies that result in a more agile organization. During the first nine months of fiscal 2021, the Company incurred restructuring expenses of $34.8 million, including personnel and other costs of $25.8 million and real estate costs of $9.0 million, of which $6.5 million was accrued and unpaid at June 30, 2021. During the first nine months of fiscal 2020, the Company incurred restructuring expenses of $96.4 million, including personnel and other costs of $83.5 million and real estate costs of $12.9 million.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2021 and 2020 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2021	$(353.5)	$(535.6)	$(6.6)	$(895.7)
Other comprehensive income (loss) before reclassification	0.2	(18.8)	(0.1)	(18.7)
Amounts reclassified from accumulated other comprehensive loss	3.0	—	0.9	3.9
Balances at June 30,2021	$(350.3)	$(554.4)	$(5.8)	$(910.5)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2020	$(280.0)	$(592.1)	$(9.5)	$(881.6)
Other comprehensive income (loss) before reclassification	1.7	71.4	(0.8)	72.3
Amounts reclassified from accumulated other comprehensive loss	2.9	—	0.8	3.7
Balances at June 30, 2020	$(275.4)	$(520.7)	$(9.5)	$(805.6)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive (loss) income before reclassification	(16.5)	12.9	0.1	(3.5)
Amounts reclassified from accumulated other comprehensive loss	9.0	—	2.7	11.7
Balances at June 30,2021	$(350.3)	$(554.4)	$(5.8)	$(910.5)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive (loss) income before reclassification	(2.0)	28.0	(5.3)	20.7
Amounts reclassified from accumulated other comprehensive loss	29.3	—	8.6	37.9
Balances at June 30, 2020	$(275.4)	$(520.7)	$(9.5)	$(805.6)

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

At June 30, 2021, the Company was contingently liable in the amount of approximately $500.2 million in issued standby letters of credit and $3.8 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At June 30, 2021, the Company has capital commitments of $20.3 million to the Fund over the next 8 years.

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

Refinery Turnaround Project

A Former Affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company’s Former Affiliate’s control, including client directed changes and delays and the refinery’s condition, the Company’s Former Affiliate performed additional work outside of the original contract over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company’s Former Affiliate alleging it incurred approximately $79 million in damages due to the Company’s Former Affiliate’s project performance. In April 2019, the Company’s Former Affiliate filed and perfected a $132 million construction lien against the refinery for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteen Judicial District Court of Montana asserting claims against the refinery owner and the Company’s Former Affiliate, the refinery owner crossclaimed against the Company’s Former Affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s Former Affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s Former Affiliate. The parties have agreed on a February 28, 2022 deadline for close of discovery in this matter.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Three Months Ended June 30, 2021:
Revenue	$2,618.5	$789.3	$0.6	$—	$3,408.4
Gross profit	160.6	40.4	0.6	—	201.6
Equity in earnings of joint ventures	3.2	5.1	(0.1)	—	8.2
General and administrative expenses	—	—	(2.4)	(33.9)	(36.3)
Restructuring costs	—	—	—	(13.0)	(13.0)
Operating income (loss)	163.8	45.5	(1.9)	(46.9)	160.5
Gross profit as a % of revenue	6.1%	5.1%	—	—	5.9%

Three Months Ended June 30, 2020:
Revenue	$2,471.6	$717.9	$0.2	$—	$3,189.7
Gross profit	155.3	29.6	0.2	—	185.1
Equity in earnings of joint ventures	5.6	2.7	0.3	—	8.6
General and administrative expenses	—	—	(1.1)	(53.4)	(54.5)
Restructuring costs	—	—	—	(20.3)	(20.3)
Operating income (loss)	160.9	32.3	(0.6)	(73.7)	118.9
Gross profit as a % of revenue	6.3%	4.1%	—	—	5.8%

Nine Months Ended June 30, 2021:
Revenue	$7,644.1	$2,341.4	$1.6	$—	$9,987.1
Gross profit	457.3	122.3	1.6	—	581.2
Equity in earnings of joint ventures	7.6	11.1	4.9	—	23.6
General and administrative expenses	—	—	(5.8)	(104.9)	(110.7)
Restructuring costs	—	—	—	(34.8)	(34.8)
Operating income	464.9	133.4	0.7	(139.7)	459.3
Gross profit as a % of revenue	6.0%	5.2%	—	—	5.8%

Nine Months Ended June 30, 2020:
Revenue	$7,399.2	$2,270.6	$1.2	$—	$9,671.0
Gross profit	430.3	88.2	1.2	—	519.7
Equity in earnings of joint ventures	17.3	8.7	6.0	—	32.0
General and administrative expenses	—	—	(5.3)	(133.9)	(139.2)
Restructuring costs	—	—	—	(96.4)	(96.4)
Operating income	447.6	96.9	1.9	(230.3)	316.1
Gross profit as a % of revenue	5.8%	3.9%	—	—	5.4%

Reportable Segments:
Total assets
June 30, 2021	$7,695.0	$2,503.8	$221.7	$1,415.5
September 30, 2020	8,104.4	2,454.0	198.0	1,625.8

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

During the first quarter of fiscal 2020, we reorganized our operating and reporting structure to better align with our ongoing professional services business. This reorganization better reflected our continuing operations after the sale of our Management Services segment, our self-perform at-risk construction businesses, including our civil infrastructure and power construction businesses and the planned disposal of our oil & gas construction business. Our Management Services and self-perform at-risk construction businesses were part of our former Management Services segment and a substantial portion of our former Construction Services segment, respectively. These businesses are classified as discontinued operations in all periods presented.

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

The U.S. federal government, in connection with the Biden Administration, has proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact to our infrastructure business.

Regarding our capital allocation policy, on November 13, 2020, the Board approved an increase in our repurchase authorization to $1.0 billion. At June 30, 2021, we have approximately $590 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards stock repurchases consistent with our capital allocation policy.

We have exited substantially all of our self-perform at-risk construction business and expect to exit all of our non-core oil and gas markets. We have substantially completed our exit of 30 countries, subject to applicable laws, as part of our ongoing plan to improve profitability and reduce our risk profile, and we continue to evaluate our geographic exposure as part of such plan.

We expect to incur restructuring costs of $40 to $50 million in fiscal year 2021 primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for these restructuring actions are expected to be approximately $40 million to $50 million.

Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent and mitigate its spread are affecting our businesses in a number of ways:

●	The coronavirus and accompanying economic effects may reduce demand for our services and impact client spending in certain circumstances; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.
●	We have restricted non-essential business travel, required or facilitated employees to work remotely where appropriate.

●	Non-essential construction and work on other client projects has been temporarily halted in certain jurisdictions.

●	Some contractual agreements are unable to be performed preventing us from making or receiving payments.

●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.

●	State and local budget shortfalls in the U.S. have negatively impacted our pipeline of pursuits and the pace of award activity.

●	Certain markets, such as the U.K., Middle East, and Southeast Asia, are experiencing project delays that have impacted our performance and results.

Results of Operations

Three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2021	2020	$	%	2021	2020	$	%

	(unaudited - in millions)
Revenue	$3,408.4	$3,189.7	$218.7	6.9%	$9,987.1	$9,671.0	$316.1	3.3%
Cost of revenue	3,206.8	3,004.6	202.2	6.7	9,405.9	9,151.3	254.6	2.8
Gross profit	201.6	185.1	16.5	8.9	581.2	519.7	61.5	11.8
Equity in earnings of joint ventures	8.2	8.6	(0.4)	(4.7)	23.6	32.0	(8.4)	(26.3)
General and administrative expenses	(36.3)	(54.5)	18.2	(33.4)	(110.7)	(139.2)	28.5	(20.5)
Restructuring costs	(13.0)	(20.3)	7.3	(36.0)	(34.8)	(96.4)	61.6	(63.9)
Income from operations	160.5	118.9	41.6	35.0	459.3	316.1	143.2	45.3
Other income	4.5	3.1	1.4	45.2	11.9	9.5	2.4	25.3
Interest expense	(149.0)	(34.9)	(114.1)	326.9	(212.5)	(112.4)	(100.1)	89.1
Income from continuing operations before taxes	16.0	87.1	(71.1)	(81.6)	258.7	213.2	45.5	21.3
Income tax (benefit) expense for continuing operations	(17.8)	(7.1)	(10.7)	150.7	42.9	30.3	12.6	41.6
Net income from continuing operations	33.8	94.2	(60.4)	(64.1)	215.8	182.9	32.9	18.0
Net loss from discontinued operations	(15.4)	(0.1)	(15.3)	NM*	(119.1)	(112.7)	(6.4)	5.7
Net income	18.4	94.1	(75.7)	(80.4)	96.7	70.2	26.5	37.7
Net income attributable to noncontrolling interests from continuing operations	(5.9)	(3.1)	(2.8)	90.3	(16.2)	(12.4)	(3.8)	30.6
Net income attributable to noncontrolling interests from discontinued operations	(1.0)	(1.7)	0.7	(41.2)	(3.5)	(14.0)	10.5	(75.0)
Net income attributable to noncontrolling interests	(6.9)	(4.8)	(2.1)	43.8	(19.7)	(26.4)	6.7	(25.4)
Net income attributable to AECOM from continuing operations	27.9	91.1	(63.2)	(69.4)	199.6	170.5	29.1	17.1
Net loss attributable to AECOM from discontinued operations	(16.4)	(1.8)	(14.6)	NM*	(122.6)	(126.7)	4.1	(3.2)
Net income attributable to AECOM	$11.5	$89.3	$(77.8)	(87.1)%	$77.0	$43.8	$33.2	75.8%

*NM - Not Meaningful

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.1	94.2	94.2	94.6
Gross profit	5.9	5.8	5.8	5.4
Equity in earnings of joint ventures	0.2	0.3	0.2	0.3
General and administrative expenses	(1.0)	(1.8)	(1.1)	(1.4)
Restructuring costs	(0.4)	(0.6)	(0.3)	(1.0)
Income from operations	4.7	3.7	4.6	3.3
Other income	0.1	0.1	0.1	0.1
Interest expense	(4.3)	(1.1)	(2.1)	(1.2)
Income from continuing operations before taxes	0.5	2.7	2.6	2.2
Income tax (benefit) expense for continuing operations	(0.5)	(0.3)	0.4	0.3
Net income from continuing operations	1.0	3.0	2.2	1.9
Net loss from discontinued operations	(0.5)	0.0	(1.2)	(1.2)
Net income	0.5	3.0	1.0	0.7
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.2)	(0.1)	(0.2)	(0.1)
Net income attributable to noncontrolling interests from discontinued operations, net of tax	0.0	0.0	0.0	(0.2)
Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.2)	(0.3)
Net income attributable to AECOM from continuing operations	0.8	2.9	2.0	1.8
Net loss attributable to AECOM from discontinued operations	(0.5)	0.0	(1.2)	(1.4)
Net income attributable to AECOM	0.3%	2.9%	0.8%	0.4%

Revenue

Our revenue for the three months ended June 30, 2021 increased $218.7 million, or 6.9%, to $3,408.4 million as compared to $3,189.7 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2021 increased $316.1 million, or 3.3%, to $9,987.1 million as compared to $9,671.0 million for the corresponding period last year.

The increase in revenue for the three months ended June 30, 2021 was primarily attributable to an increase in our Americas and International segments of $146.9 million and $71.4 million, respectively, as discussed further below.

The increase in revenue for the nine months ended June 30, 2021 was primarily attributable to an increase in our Americas and International segments of $244.9 million and $70.8 million, respectively, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because pass through costs included in revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass through costs included in revenues for the three months ended June 30, 2021 and 2020 were $1.9 billion and $1.7 billion, respectively. Pass through costs included in revenues for the nine months ended June 30, 2021 and 2020 were $5.4 billion and $5.1 billion, respectively. Pass through costs included in revenues as a percentage of total revenue were 55% and 53% during the three months ended June 30, 2021 and 2020, respectively. Pass through costs included in revenues as a percentage of total revenue were 54% and 52% during the nine months ended June 30, 2021 and 2020, respectively.

Gross Profit

Our gross profit for the three months ended June 30, 2021 increased $16.5 million, or 8.9%, to $201.6 million as compared to $185.1 million for the corresponding period last year. For the three months ended June 30, 2021, gross profit, as a percentage of revenue, increased to 5.9% from 5.8% in the three months ended June 30, 2020.

Our gross profit for the nine months ended June 30, 2021 increased $61.5 million, or 11.8%, to $581.2 million as compared to $519.7 million for the corresponding period last year. For the nine months ended June 30, 2021, gross profit, as a percentage of revenue, increased to 5.8% from 5.4% in the nine months ended June 30, 2020.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2021 was $8.2 million as compared to $8.6 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2021 was $23.6 million as compared to $32.0 million in the corresponding period last year.

The decrease in earnings of joint ventures for the three and nine months ended June 30, 2021 compared to the same period in the prior year is primarily due to the completion of a sports arena construction project in the Americas.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2021 decreased $18.2 million, or 33.4%, to $36.3 million as compared to $54.5 million for the corresponding period last year. For the three months ended June 30, 2021, general and administrative expenses, as a percentage of revenue, decreased to 1.0% from 1.8% in the three months ended June 30, 2020.

Our general and administrative expenses for the nine months ended June 30, 2021 decreased $28.5 million, or 20.5%, to $110.7 million as compared to $139.2 million for the corresponding period last year. For the nine months ended June 30, 2021, general and administrative expenses, as a percentage of revenue, decreased to 1.1% from 1.4% in the nine months ended June 30, 2020.

The decreases in general and administrative expenses were primarily due to the execution of restructuring actions taken by management to increase profitability and simplify our operating structure.

Restructuring Costs

Since the first quarter of fiscal 2019, we have been implementing a restructuring plan to improve profitability. During the three and nine months ended June 30, 2020, we incurred restructuring expenses of $20.3 million and $96.4 million, respectively, primarily related to personnel costs associated with recent executive transitions. During the three and nine months ended June 30, 2021, we incurred restructuring expenses of $13.0 million and $34.8 million, respectively, primarily related to personnel costs. We expect to incur additional restructuring costs in the last quarter of fiscal 2021 primarily related to costs optimizing our cost structure and reducing overhead costs.

Other Income

Our other income for the three months ended June 30, 2021 increased to $4.5 million from $3.1 million for the corresponding period last year.

Our other income for the nine months ended June 30, 2021 increased to $11.9 million from $9.5 million for the corresponding period last year.

Other income is primarily comprised of interest income.

Interest Expense

Our interest expense for the three months ended June 30, 2021 was $149.0 million as compared to $34.9 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2021 was $212.5 million as compared to $112.4 million for the corresponding period last year.

The increase in interest expense for the three and nine months ended June 30, 2021 was primarily due to a $117.5 million prepayment premium related to the redemption of our remaining unsecured 5.875% Senior Notes due 2024 during the three months ended June 30, 2021.

Income Tax (Benefit) Expense

Our income tax benefit for the three months ended June 30, 2021 was $17.8 million as compared to $7.1 million in the corresponding period last year. The increase in tax benefit for the current period compared to the corresponding period last year is due primarily to a tax benefit of $25.9 million related to a corporate tax rate change in the United Kingdom and the tax impacts of a decrease in overall pre-tax income of $71.1 million, partially offset by tax expense of $13.2 million due to a partial settlement of an audit in the U.S. and a tax benefit of $25.4 million related to the release of a valuation allowance in the third quarter of fiscal 2020.

Our income tax expense for the nine months ended June 30, 2021 was $42.9 million as compared to $30.3 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to a tax benefit of $25.4 million related to the release of a valuation allowance during fiscal 2020 and the tax impacts of an increase in overall pre-tax income of $45.5 million, partially offset by a tax benefit of $25.9 million related to a corporate tax rate change in the United Kingdom.

During the third quarter of fiscal 2021, the United Kingdom enacted a corporate tax rate increase from 19% to 25% beginning April 2023 requiring deferred tax assets and liabilities to be remeasured. The remeasurement resulted in a $25.9 million tax benefit.

During the third quarter of fiscal 2021, we partially settled our U.S. federal audit for fiscal 2015 and 2016 and recorded tax expense of $13.2 million due primarily to changes in tax attributes.

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

Net loss from discontinued operations increased $15.3 million to a loss of $15.4 million from a loss of $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in net loss from discontinued

operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to losses recorded on a potential transaction in our oil and gas business during the three months ended June 30, 2021.

Net loss from discontinued operations increased $6.4 million to a loss of $119.1 million from a loss of $112.7 million for the nine months ended June 30, 2021 and 2020, respectively. The increase in net loss from discontinued operations for the nine-month period ended June 30, 2021 compared to the nine-month period ended June 30, 2020 was primarily due to losses recorded in fiscal year 2021 on the sales of our power and civil infrastructure construction businesses compared to prior year losses on a combined cycle power plant, offset by the prior year gain on disposal of the Management Services business recorded in fiscal year 2020.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $11.5 million and $77.0 million for the three and nine months ended June 30, 2021, respectively, as compared to net income attributable to AECOM of $89.3 million and $43.8 million for the three and nine months ended June 30, 2020, respectively.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2021	2020	$	%	2021	2020	$	%

Revenue	$2,618.5	$2,471.6	$146.9	5.9%	$7,644.1	$7,399.2	$244.9	3.3%
Cost of revenue	2,457.9	2,316.3	141.6	6.1	7,186.8	6,968.9	217.9	3.1
Gross profit	$160.6	$155.3	$5.3	3.4%	$457.3	$430.3	$27.0	6.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.9	93.7	94.0	94.2
Gross profit	6.1%	6.3%	6.0%	5.8%

Revenue

Revenue for our Americas segment for the three months ended June 30, 2021 increased $146.9 million, or 5.9%, to $2,618.5 million as compared to $2,471.6 million for the corresponding period last year.

Revenue for our Americas segment for the nine months ended June 30, 2021 increased $244.9 million, or 3.3%, to $7,644.1 million as compared to $7,399.2 million for the corresponding period last year.

The increase in revenue for the nine months ended June 30, 2021 was primarily driven by increased activity in our construction management of high-rise buildings in New York City.

Gross Profit

Gross profit for our Americas segment for the three months ended June 30, 2021 increased $5.3 million, or 3.4%, to $160.6 million as compared to $155.3 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.1% of revenue for the three months ended June 30, 2021 from 6.3% in the corresponding period last year.

Gross profit for our Americas segment for the nine months ended June 30, 2021 increased $27.0 million, or 6.3%, to $457.3 million as compared to $430.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.0% of revenue for the nine months ended June 30, 2021 from 5.8% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2021 was primarily due to reduced costs and a more efficient operating structure resulting from a realigned overhead and delivery structure, investments in technology, and shared service centers to enhance efficiencies.

International

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2021	2020	$	%	2021	2020	$	%

Revenue	$789.3	$717.9	$71.4	9.9%	$2,341.4	$2,270.6	$70.8	3.1%
Cost of revenue	748.9	688.3	60.6	8.8	2,219.1	2,182.4	36.7	1.7
Gross profit	$40.4	$29.6	$10.8	36.5%	$122.3	$88.2	$34.1	38.7%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.9	95.9	94.8	96.1
Gross profit	5.1%	4.1%	5.2%	3.9%

Revenue

Revenue for our International segment for the three months ended June 30, 2021 increased $71.4 million, or 9.9%, to $789.3 million as compared to $717.9 million for the corresponding period last year.

Revenue for our International segment for the nine months ended June 30, 2021 increased $70.8 million, or 3.1% to $2,341.4 million as compared to $2,270.6 million for the corresponding period last year.

The increase in revenue for the three and nine months ended June 30, 2021 was primarily due to increases in the United Kingdom and Australia as well as the benefit of changes in the foreign exchange rates.

Gross Profit

Gross profit for our International segment for the three months ended June 30, 2021 increased $10.8 million, or 36.5%, to $40.4 million as compared to $29.6 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.1% of revenue for the three months ended June 30, 2021 from 4.1% in the corresponding period last year.

Gross profit for our International segment for the nine months ended June 30, 2021 increased $34.1 million, or 38.7%, to $122.3 million as compared to $88.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.2% of revenue for the nine months ended June 30, 2021 from 3.9% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2021 was primarily due to reduced costs resulting from actions taken to improve efficiency, including consolidating real estate, implementing a streamlined overhead structure, and exiting lower-returning countries.

AECOM Capital

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2021	2020	$	%	2021	2020	$	%

Revenue	$0.6	$0.2	$0.4	200.0%	$1.6	$1.2	$0.4	33.3%
Equity in earnings of joint ventures	$(0.1)	$0.3	$(0.4)	(133.3)	$4.9	$6.0	$(1.1)	(18.3)
General and administrative expenses	$(2.4)	$(1.1)	$(1.3)	118.2%	$(5.8)	$(5.3)	$(0.5)	9.4%

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2021, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2021, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,054.9 million, a decrease of $763.3 million, or 42.0%, from $1,818.2 million at September 30, 2020. The decrease in cash and cash equivalents was primarily attributable to cash used to repurchase common stock and cash disposed with the sales of the at-risk power and civil infrastructure construction businesses.

Net cash provided by operating activities was $386.6 million for the nine months ended June 30, 2021, compared to net cash used in operating activities of $319.7 million for the nine months ended June 30, 2020. The year over year improvement in operating cash flow was partly due to sales of the Management Services business in the second quarter of fiscal 2020, the power construction business in the first quarter of 2021 and the civil infrastructure business in the second quarter of fiscal 2021, which led to a favorable year over year impact to operating cash flow of approximately $223.9 million when comparing the nine months ended June 30, 2021 with the prior year. The remaining increase in operating cash flow in the nine-month period ended June 30, 2021 compared to the prior year was attributable to improvements in working capital of approximately $415.1 million and an increase in earnings adjusted for non-cash items of approximately $67.3 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The sale of trade receivables to financial institutions during the nine months ended June 30, 2021 provided a net benefit of $73.7 million as compared to a net unfavorable impact of $156.9 million during the nine months ended June 30, 2020. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $401.7 million for the nine months ended June 30, 2021, as compared to net cash provided by investing activities of $2,074.1 million for the nine months ended June 30, 2020. Cash flow from investing activities decreased primarily due to the change in proceeds, net of cash disposed, from the sales of the at-risk power and civil infrastructure construction businesses during the nine months ended June 30, 2021, which was an outflow of $265.9 million, compared to the $2,218.9 million of proceeds, net of cash disposed, received from the sale of the Management Services business in the nine months ended June 30, 2020.

Net cash used in financing activities was $754.9 million for the nine months ended June 30, 2021 as compared to $1,405.5 million for the nine months ended June 30, 2020. The decrease from the prior year was primarily attributable to debt repayment using the proceeds from the sale of the Management Services business in the nine months ended June 30, 2020, offset by increased stock repurchases under the Stock Repurchase Program during the nine months ended June 30, 2021. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $871.4 million, or 60.5%, to $568.5 million at June 30, 2021 from $1,439.9 million at September 30, 2020. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,087.4 million at June 30, 2021 from $3,535.3 million at September 30, 2020. The change in working capital is primarily due to the change in cash and cash equivalents during the nine months ended June 30, 2021, as described above.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 79 days at June 30, 2021 compared to 93 days at September 30, 2020.

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

Debt

Debt consisted of the following:

	June 30,	September 30,
	2021	2020

	(in millions)
Credit Agreement	$1,156.9	$248.5
2024 Senior Notes	—	797.3
2027 Senior Notes	997.3	997.3
Other debt	79.7	41.9
Total debt	2,233.9	2,085.0
Less: Current portion of debt and short-term borrowings	(55.2)	(20.9)
Less: Unamortized debt issuance costs	(24.9)	(23.0)
Long-term debt	$2,153.8	$2,041.1

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2021:

Fiscal Year
2021 (three months remaining)	$14.9
2022	48.2
2023	38.1
2024	39.4
2025	34.2
Thereafter	2,059.1
Total	$2,233.9

Credit Agreement

We entered into a credit agreement (Credit Agreement) on October 17, 2014, which, as amended to date, consists of (i) a term loan A facility that included a $510 million (US) term loan A facility with a term that expired on March 13, 2021 and a $500 million Canadian dollar (CAD) term loan A facility and a $250 million Australian dollar (AUD) term loan A facility, each with terms expiring on March 13, 2023; (ii) a $600 million term loan B facility with a term expiring on March 13, 2025; and (iii) a revolving credit facility in an aggregate principal amount of $1.35 billion with a term expiring on March 13, 2023. Some of our subsidiaries (Guarantors) have guaranteed the obligations of the borrowers under the Credit Agreement. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors’ assets pursuant to a security and pledge agreement (Security Agreement). The collateral under the Security Agreement is subject to release upon fulfillment of conditions specified in the Credit Agreement and Security Agreement.

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

On July 30, 2020, we drew $248.5 million on its secured delayed draw term loan facility (Term A Facility) for the purpose of redeeming all of the 2022 URS Senior Notes.

On February 8, 2021, we entered into the 2021 Refinancing Amendment to the Credit Agreement, pursuant to which the maturity of the revolving credit facility and the term loans outstanding under the Credit Agreement were extended to February 8, 2026. In addition, the refinancing amendment reduced the size of the revolving credit facility to $1,150,000,000. The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.50% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.50%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and our percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the revolving credit facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric.

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

On June 25, 2021, we entered into Amendment No. 11 to the Credit Agreement, pursuant to which the lenders have provided to the Company an additional $215,000,000 in aggregate principal amount under the Term A Facility. The Term A Facility matures on February 8, 2026. We used the net proceeds from the increase in the Term A Facility (together with cash on hand), to (i) redeem all of the Company’s remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

We are required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis.

Our consolidated leverage ratio was 2.5 at June 30, 2021. Our consolidated interest coverage ratio was 6.8 at June 30, 2021. As of June 30, 2021, we were in compliance with the covenants of the Credit Agreement.

At June 30, 2021 and September 30, 2020, letters of credit totaled $11.2 million and $19.0 million, respectively, under our revolving credit facilities. As of June 30, 2021 and September 30, 2020, we had $1,138.8 million and $1,331.0 million, respectively, available under our revolving credit facility.

2024 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the 2024 Notes). On November 2, 2015, we completed an exchange offer to exchange the unregistered 2024 Senior Notes for registered notes, as well as all related guarantees.

On July 21, 2020, we completed a cash tender offer at par for up to $639 million in aggregate principal amount of the 2024 Notes and the 2027 Senior Notes. We accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $2.7 million aggregate principal amount of the 2024 Notes at par. We made the cash tender offer at par to satisfy obligations under the indentures governing the 2024 Notes and the 2027 Senior Notes relating to the use of certain cash proceeds from the disposition of our Management Services business, which was completed on January 31, 2020.

On April 26, 2021, we completed a cash tender offer for up to $700 million in aggregate purchase price (not including any accrued and unpaid interest) of the 2024 Notes. We accepted for purchase all of 2024 Notes validly tendered and not validly withdrawn pursuant to the cash tender offer, amounting to $608.3 million aggregate principal amount of the 2024 Notes. The aggregate purchase price paid in connection with the tender offer was $697.2 million (inclusive of the tender offer premiums paid pursuant to the terms of the tender offer), plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the Term B Facility described above and cash on hand.

On April 6, 2021, we, the guarantors with respect to the 2024 Notes, and the trustee with respect to the 2024 Notes executed and delivered a supplemental indenture to the 2024 Notes (Supplemental Indenture), which became effective on April 6, 2021. The Supplemental Indenture became operative on April 13, 2021, upon our acceptance of the 2024 Notes for purchase and payment therefore at the early settlement date of the April 2021 tender offer.

With respect to the Supplemental Indenture, each of the following sections in the indenture relating to the 2024 Notes were deleted: (i) Section 4.03, “SEC Reports”; (ii) Section 4.04, “Compliance Certificate”; (iii) Section 4.05, “Taxes”; (iv) Section 4.06, “Stay, Extension and Usury Laws”; (v) Section 4.07, “Limitation on Restricted Payments”; (vi) Section 4.08, “Limitation on Restrictions on Distributions from Restricted Subsidiaries”; (vii) Section 4.09, “Limitations on Indebtedness”; (viii) Section 4.10, “Limitation on Sales of Assets and Subsidiary Stock”; (ix) Section 4.11, Limitation on Transactions with Affiliates”; (x) Section 4.12, “Limitation on Liens”; (xi) Section 4.14, “Change of Control”; (xii) Section 4.18, “Future Subsidiary Guarantors”; (xiii) Section 4.19, “Suspension of Covenants”; (xiv) Section 4.20, “Additional Interest Notice”; and (xv) Section 6.01(a), “Events of Default” (subsections (3) through (7) thereof (inclusive)). Certain modifications to Section 3.01, “Notices to Trustee”; Section 3.02(a) “Selection of Notes to Be Redeemed”; Section 3.03(a) “Notice of Redemption”; Section 4.15 “Corporate Existence”; Section 5.01, “Merger and Consolidation”; and Section 5.02, “Successor Corporation” were also made.

On June 25, 2021, we redeemed the remaining 2024 Notes. The redemption price of the 2024 Notes was 115.108% of the remaining outstanding aggregate principal amount, amounting to $217.5 million, plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the additional draw down from the Term A Facility described above and cash on hand. The redemption of the 2024 Notes in the third quarter of fiscal 2021 resulted in a $117.5 million prepayment premium, which was included interest expense.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the 2027 Senior Notes). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of June 30, 2021, the estimated fair value of the 2027 Senior Notes was approximately $1,109.5 million. The fair value of the 2027 Senior Notes as of June 30, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

At any time and from time to time prior to December 15, 2026, we may redeem all or part of the 2027 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date.

The indenture pursuant to which the 2027 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

We were in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2021.

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

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2021 and September 30, 2020, these outstanding standby letters of credit totaled $489.6 million and $510.1 million, respectively. As of June 30, 2021, we had $443.1 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and excluding the effects of prepayment premiums included in interest expense, during the nine months ended June 30, 2021 and 2020 was 4.7% and 5.2%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2021 of $4.6 million and $9.0 million, respectively, and for the three and nine months ended June 30, 2020 of $1.3 million and $3.8 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2021, there was approximately $500.2 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2021, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $400.0 million. The total amounts of employer contributions paid for the nine months ended June 30, 2021 were $10.1 million for U.S. plans and $18.9 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. For the year ended September 30, 2020, we contributed $4.0 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2020 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended June 30, 2021.

Condensed Combined Financial Information

In connection with the registration of the Company's 2014 Senior Notes that were declared effective by the SEC on September 29, 2015, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X, as amended, regarding financial statements of guarantors and issuers of guaranteed securities. Both the 2014 Senior Notes and the 2027 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by some of AECOM's directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of June 30, 2021 and September 30, 2020, and for the nine months ended June 30, 2021.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	June 30, 2021	September 30, 2020
Current assets	$3,063.2	$3,801.9
Non-current assets	3,357.0	3,620.1
Total assets	$6,420.2	$7,422.0

Current liabilities	$2,890.1	$3,175.1
Non-current liabilities	2,827.1	2,806.8
Total liabilities	5,717.2	5,981.9

Total stockholders’ equity	703.0	1,440.1
Total liabilities and stockholders’ equity	$6,420.2	$7,422.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the nine months ended
June 30, 2021
Revenue	$5,597.5
Cost of revenue	5,275.7
Gross profit	321.8

Net loss from continuing operations	(83.1)
Net loss from discontinued operations	(87.0)
Net loss	$(170.1)

Net loss attributable to AECOM	$(170.1)

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2021 and September 30, 2020, we had $1,156.9 million and $248.5 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 2.00%. For the nine months ended June 30, 2021, our weighted average floating rate borrowings were $446.7 million, excluding borrowings with effective fixed interest rates due to rate swap agreement. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2021 would have increased by $3.4 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2021 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a new capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock (the “Program”). Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended June 30, 2021 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	or Programs	Plans or Programs

April 1 - 30, 2021	754,198	$66.32	754,198	699,961,000
May 1 - 31, 2021	348,219	64.60	348,219	677,465,000
June 1 - 30, 2021	1,348,840	63.43	1,348,840	591,911,000
Total	2,451,257	$64.48	2,451,257

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/20/2020

10.1	Amendment No. 10 to Credit Agreement (Incremental Term B Facility), dated as of April 13, 2021, by and among the Company, each guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent	Form 8-K	10.1	4/13/2021

10.2	Amendment No. 11 to Credit Agreement (Incremental Term A Facility Increase), dated as of June 25, 2021, by and among the Company, each guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent	Form 8-K	10.1	6/25/2021

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 11, 2021	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer