Form 10-K
period 2021-09-30
AECOM
filed 2021-11-17
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-52423

AECOM

(Exact name of Registrant as specified in its charter)

Delaware State or Other Jurisdiction Of Incorporation or Organization	61-1088522 I.R.S. Employer Identification Number

13355 Noel Road
Dallas, Texas	75240
Address of Principal Executive Offices	Zip Code

(972) 788-1000

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ACM	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of registrant’s common stock held by non-affiliates on April 2, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $9.4 billion.

Number of shares of the registrant’s common stock outstanding as of November 11, 2021: 142,202,244

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal 2021 year end.

PART I

ITEM 1. BUSINESS

In this report, we use the terms “the Company,” “we,” “us” and “our” to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2020 as “fiscal 2020” and the fiscal year ended September 30, 2021 as “fiscal 2021.”

Overview

We are a leading global provider of professional infrastructure consulting services for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design, construction and program management services and investment and development services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government.

According to Engineering News-Record’s (ENR’s) 2021 Design Survey, we are the second largest general architectural and engineering design firm in the world, ranked by 2020 design revenue, and we are ranked as the largest environmental engineering firm in the world. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including transportation, general building and certain water-related markets, as well as the number two green design firm and the number five green contractor in the world. We utilize our scale and the strength of our workforce to create innovative solutions for our clients, including investments to accelerate the expansion of our digital services and solutions. Increasingly, clients are turning to us to shape solutions to achieve their Environmental, Social, and Governance (ESG) objectives. With our market leading capabilities, we are uniquely well suited to address these challenges.

A leader in key markets helping our clients deliver their ESG priorities

Environmental

Social

Governance

ENR
Engineering News-Record

Source: 2021 ENR Rankings, reflecting global revenue

#1
- Environmental Engineering Firm
- Transportation
- Facilities
- Airports
- Bridges
- Dams and Reservoirs
- Education
- Health Care
- Water Treatment Lines and Aqueducts

#3
- Marine and Ports
- Sewer and Waste
- Water Treatment
- Clean Air Compliance

#2
- Green Design Firm
- Water Supply
- Hazardous Waste
- Chemical Remediation
- Site Assessment and Compliance

#5
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

During the first quarter of fiscal 2020, we reorganized our operating and reporting structure to better align with our ongoing professional services business. This reorganization better reflected our continuing operations after the sale of our Management Services segment, the sale of our self-perform at-risk civil infrastructure and power construction businesses and the planned disposal of our oil & gas construction business. Our Management Services and self-perform at-risk construction businesses were part of our former Management Services segment and a substantial portion of our former Construction Services segment, respectively. These businesses are classified as discontinued operations in all periods presented.

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

●	Americas: Planning, consulting, architectural and engineering design, and construction and program management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	International: Planning, consulting, architectural and engineering design services and program management to commercial and government clients in Europe, the Middle East, Africa, India and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	AECOM Capital (ACAP): Investments primarily in real estate projects.

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

With our technical, advisory and program management expertise, we are able to provide our clients a broad spectrum of services. For example, within our environmental management service offerings, we provide remediation, regulatory compliance planning and management, environmental modeling, climate adaptation and resilience, environmental and social impact assessment and environmental permitting for major capital/infrastructure projects.

In addition, our industry is undergoing a digital transformation, and we are investing in digital capabilities to extend our advantages, improve overall delivery, and create distinct solutions for clients that differentiate us from competitors.  Clients are asking for innovative and more advanced solutions to increasingly complex challenges, where our digital suite of products and investments in innovation are creating a more holistic approach to our work.

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

We provide the services in these segments both directly and through joint ventures or similar arrangements to the following end markets or business sectors:

Transportation.

●	Transit and Rail. Light rail, heavy rail (including highspeed, commuter and freight) and multimodal transit projects.
●	Marine, Ports and Harbors. Wharf facilities and container port facilities for private and public port operators.
●	Highways, Bridges and Tunnels. Interstate, primary and secondary urban and rural highway systems and bridge projects.
●	Aviation. Landside terminal and airside facilities, runways and taxiways.

Facilities.

●	Government. Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.
●	Industrial. Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.
●	Urban Master Planning/Design. Strategic planning and master planning services for new cities and major mixed-use developments in locations such as India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom and the United States.
●	Commercial and Leisure Facilities. Corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities and corporate campuses.
●	Educational. For example, college and university campuses and other educational facilities.
●	Health Care. For example, private and public health facilities.

Environmental.

●	Water and Wastewater. Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water reuse technologies.
●	Environmental Management. Remediation, waste handling, testing and monitoring of environmental conditions and environmental construction management.
●	Water Resources. Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.

New Energy.

●	Demand Side Management. Public K12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.
●	Transmission and Distribution. Power stations and electric transmissions and distribution and cogeneration systems.
●	Alternative/Renewable Energy. Production facilities such as ethanol plants, onshore and offshore wind farms and micro hydropower and geothermal subsections of regional power grids.
●	Hydropower/Dams. Hydroelectric power stations, dams, spillways, and flood control systems.
●	Solar. Solar photovoltaic projects and environmental permitting services.

Construction Management – We provide program and construction management services for large scale building facility construction projects primarily in the Americas including:

●	Sports arenas;
●	Modern office and residential towers;
●	Hotel and gaming facilities;
●	Meeting and exhibition spaces;
●	Performance venues;
●	Aviation;
●	Education facilities;
●	Mass transit terminals; and
●	Data centers.

Our AECOM Capital Segment

ACAP typically partners with investors and experienced developers as co-general partners. ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, engineering, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM or an affiliate may provide guarantees of certain financial obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations, and other lender required guarantees. ACAP focuses on investing in co-general partner equity opportunities with high quality partners, primarily targeting “build-to-core” investments in the top 25 U.S. markets across all property types.

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

We are committed to addressing the effects of climate change as a key priority for our sustainability program by improving resilience and working to advance ambitious greenhouse gas emissions reduction targets. We were the first company in the engineering sector to have set emissions reduction targets approved by the Science Based Targets Initiative (SBTi), designed to meet the goals of the Paris Agreement on climate change. Through this and other enterprise initiatives, we announced even more ambitious targets as part of our Sustainable Legacies strategy that include commitments to becoming net-zero in our Scope 1, 2 and 3 emissions by 2030. These commitments build upon our commitments as a signatory to the UN Global Compact.

In addition, we continue to invest in proprietary innovations and digital solutions. This includes a solution to combat globally pervasive emerging contaminants, such as our proprietary DE-FLUOROTM water treatment solution to destroy per and polyfluoroalkyl substances (PFAS) on-site. It also includes our SewerLogic solution, which is a machine learning cloud-based digital tool that improves efficiencies of asset management and inspection services of sewer lines.

We have established an internal Global ESG Council to coordinate and drive our ESG initiatives across AECOM worldwide, and our Board, including through its Committees, has oversight over ESG matters. Additional information regarding our ESG initiatives is located on the investor relations section of our website, at https://investors.aecom.com/esg.

Human Capital Management

Our principal asset is our employees, and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2021, we employed approximately 51,000 persons, of whom approximately 17,000 were employed in the United States. Over 2,000 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project. We believe that the quality and level of service that our professionals deliver are among the highest in our industry.

We are committed to enhancing our position as a leading employer in our industry. The foundation of our continuing success is our ability to attract, recruit and retain the industry’s best, diverse talent by offering a compelling employee value proposition that promises competitive pay and benefits, flexibility and a foundation of learning and career growth, an inclusive culture that supports well-being and encourages collaboration and innovation, and a shared commitment to our values and purpose. This understanding informs our approach to managing our human capital resources. Our human capital objectives and initiatives are overseen by our Board as per our Corporate Governance Guidelines.

Health and Safety. Core to our corporate values is safeguarding our people and fostering a culture of caring that promotes the wellbeing of our employees, contractors and business partners. We safeguard our people, projects and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. We maintain our industry’s best-in-class lost workday case and recordable incident rates, and our safety performance is consistently recognized by key clients across the regions where we work as well as by recognized safety organizations. AECOM supports community uptake of approved Covid-19 vaccines as the most effective measure to end the current global pandemic and we strongly encourage that employees receive an approved vaccine. Employees supporting clients through site visits and face-to-face meetings abide by client-worksite Covid-19 protocols, which may include documentation establishing proof of immunization or proof of negative Covid-19 test. Throughout the pandemic we have taken and will continue to take critical steps to keep our people, clients and communities safe from Covid-19.

Equity, diversity and inclusion. We are committed to advancing equity, diversity and inclusion in our organization and within our industry. We build safe and respectful work environments where our employees are invited to bring their talents, backgrounds and expertise to bear on some of the world’s most complex problems and where every person has the opportunity to thrive personally and professionally. We are advancing efforts globally in four key areas: 1) Building a workforce reflective of the communities we serve through our recruitment efforts, building leadership accountability, and partnering with nonprofit organizations and universities to build the talent pipeline for the future, 2) Enriching communities through pro-bono work, volunteerism, philanthropy and strategic partnerships, 3) Expanding understanding and empathy among employees through employee resource groups, ED&I events and celebrations, and family-friendly benefit policies, and 4) Prioritizing social equity and impact in every project we pursue and the innovative solutions we deliver.

Freedom to Grow. As a result of the pandemic, the concept of work is changing, employee values are shifting, and offices are no longer the only workplace. A key factor in our ability to attract and retain top talent is offering flexible or hybrid work options. Freedom to Grow is our global framework designed to support employees in finding the balance and flexibility they need to do their best, deliver for clients, and bring their whole selves to work. Starting with giving employees flexibility in where and when they work – a desire expressed in surveys conducted during the pandemic – employees and managers can evaluate work schedules and work locations and align on an approach that prioritizes client and team responsibilities while supporting individual needs. The guiding rule is that if an arrangement works for the employee, the manager, the team, and most importantly, the client, then the arrangement works for AECOM.

Workplace of the future. Drawing on the experiences of our teams and our clients during the pandemic, we developed a space and technology framework that allows for seamless connectivity between home offices, company offices and client sites, and a new global workplace design that accounts for reduced capacity requirements and prioritizes sustainability, collaboration and engagement. We are also advancing initiatives to enable the digital delivery of our work by establishing best practices and governance protocols for the digital reuse of core elements of the design process.

Employee experience. We continue to enhance our employee programs, workplace culture and digital technologies to support employees and managers with tools and resources they need to deliver excellence for their clients and teams. These efforts include employee safety, health and wellness programs to support employees and their families during the Covid-19 pandemic and beyond, expanding access to and developing professional and technical training programs through our online education portal, AECOM University, delivering new digital tools to enhance connectivity, networking and collaborations  among employees, and advancing frontline manager and leadership development programs.

Purpose and impact. As the world’s trusted infrastructure consulting firm and a leader in environmental, social and corporate governance (ESG), we are determined and well-positioned to deliver positive, impactful and Sustainable Legacies for our company, our communities and our planet. Through strategic nonprofit partnerships, pro-bono work, skills-based volunteering and philanthropy, and Blueprint for a Better World, our corporate responsibility platform, we are focused on delivering access to safe and secure infrastructure to those who need it most, creating opportunity for the leaders of tomorrow and protecting our planet so that our company can fulfill its purpose to deliver a better world.  As part of the Blueprint pro-bono program, our technical experts partnered with nonprofit organizations in their local communities to provide critical design, engineering and infrastructure solutions. In addition, we have maintained our commitment to our enterprise strategic nonprofit partners – Engineers Without Borders and Water for People.

Our Clients

Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30,
	($ in millions)
	2021		2020		2019
U.S. Federal Government	$1,026.6	8%	$1,027.8	8%	$1,273.7	9%
U.S. State and Local Governments	2,797.9	21	2,709.7	20	2,696.6	20
Non-U.S. Governments	1,896.8	14	1,869.0	14	2,031.5	15
Subtotal Governments	5,721.3	43	5,606.5	42	6,001.8	44
Private Entities (worldwide)	7,619.6	57	7,633.5	58	7,640.7	56
Total	$13,340.9	100%	$13,240.0	100%	$13,642.5	100%

No single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 8%, 8% and 9% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2021, 2020 and 2019, respectively.

Contracts

The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts.

Cost-Reimbursable Contracts

Cost-reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time-and-materials price contracts. Under cost-plus contracts, we charge clients for our costs, including both direct and indirect costs, plus a negotiated fee or rate. We recognize revenues based on actual direct costs incurred and the applicable fixed rate or portion of the fixed fee earned as of the balance sheet date. Under time-and-materials price contracts, we negotiate hourly billing rates and charge clients based on the actual time we expend on the project. In addition, clients reimburse us for materials and other direct incidental expenditures, including payments to subcontractors, incurred in connection with our performance under the contract. Time-and-material price contracts may also have a fixed-price element in the form of not-to-exceed or guaranteed maximum price provisions.

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

For the year ended September 30, 2021, our revenue was comprised of 40%, 34%, and 26% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

Joint Ventures

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Backlog

Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. We report transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $18.7 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed, unconsolidated joint venture backlog where we expect to realize income through equity earnings rather than revenue, and revenue related to service contracts that extend beyond the termination provision of those contracts, where RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $19.9 billion lower than backlog. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2021 decreased $2.6 billion, or 6.3%, to $38.6 billion as compared to $41.2 billion for the corresponding period last year, primarily due to a decrease in our construction management business.

The following summarizes backlog (in billions):

	September 30,
	2021	2020
Backlog:
Americas segment	$33.4	$36.5
International segment	5.2	4.7
Total backlog	$38.6	$41.2

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

Risk Management and Insurance

Risk management is an integral part of our project management approach and our project execution process. We have an Office of Risk Management that reviews and oversees the risk profile of our operations. Also, pursuant to our internal delegations of authority, a group of senior members of our risk management team evaluates risk through internal risk analyses of higher-risk projects, contracts or other business decisions. We maintain insurance covering professional liability and claims involving bodily injury and property damage. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance/control, risk management, workplace safety and similar methods.

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

Available Information

The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The SEC also maintains a website (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the “Investors” section. Copies of the information identified above may be obtained without charge from us by writing to AECOM, 13355 Noel Road, Suite 400, Dallas, Texas 75240, Attention: Corporate Secretary.

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

Risks Related to Our Markets, Customers and Business

We face various risks related to health outbreaks such as the Covid-19 pandemic that may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the current Covid-19 pandemic. A significant outbreak, epidemic or pandemic of contagious diseases in the human population could result in a widespread health crisis adversely affecting the broader economies, financial markets and overall demand for our services. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crisis, such as travel restrictions, quarantines, or site closures, may interfere with the ability of our employees and vendors to perform their responsibilities. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

Our operations have been affected by a range of external factors related to the Covid-19 pandemic that are not within our control. For example, many jurisdictions have imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of Covid-19 and some non-essential construction and other client projects temporarily halted as a result. Extended disruptions due to the Covid-19 pandemic could further delay or limit our ability to perform services, make or receive timely payments, and impair our ability to win future contracts. Any cost increases due to Covid-19 may not be fully recoverable or adequately covered by our insurance. Our management is focused on mitigating the effects of Covid-19 on our business, which has required and will continue to require a substantial investment of their time and may delay their other efforts.

We continue to closely monitor the impact of the Covid-19 pandemic and to assess its potential effects on our business. In response to the Covid-19 pandemic, we implemented various measures to mitigate the impact of the pandemic on our business but given the dynamic nature of these circumstances, the full impact of the Covid-19 pandemic cannot be reasonably estimated at this time. The extent to which our business, financial condition, results of operations, or cash flows are affected by Covid-19 will depend in part on future developments which cannot be accurately predicted and are uncertain. The impact of the Covid-19 pandemic depends upon various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the virus. This situation is changing continually, and additional effects may arise that we are not presently aware of or that we currently do not consider to be significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition could be negatively impacted.

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

Demand for our services is cyclical and may be vulnerable to sudden economic downturns, interest rate fluctuations and reductions in government and private industry spending that result in clients delaying, curtailing or canceling proposed and existing projects. For example, the Covid-19 pandemic reduced demand for some of our services and impacted certain client spending. Where economies are weakening, our clients may demand more favorable pricing or other terms while their ability to pay our invoices or to pay them in a timely manner may be adversely affected. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. If economic conditions remain uncertain and/or weaken and/or government spending is reduced, our revenue and profitability could be materially adversely affected.

We depend on long-term government contracts, some of which are only funded on an annual basis. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project.

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state, and local governments. During fiscal 2021 and 2020, approximately 43% and 42%, respectively, of our revenue was derived from contracts with government entities.

Most government contracts are subject to such government’s budgetary approval process. Legislatures typically appropriate funds for a given program on an annual basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, a government shutdown, competing priorities for appropriation, changes in administration or control of legislatures, and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on governments, including as a result of the Covid-19 pandemic, may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

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

Our books and records are subject to audit by the various governmental agencies we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse effect on our business. In addition, if one of our subsidiaries is charged with wrongdoing as a result of an audit, that subsidiary, and possibly our company as a whole, could be temporarily suspended or could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits, and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, from time to time we may be subject to qui tam lawsuits, which typically allege that we have made false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

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

In addition, our Credit Agreement requires us to comply with a consolidated interest coverage ratio and consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to:

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2021 by $6.2 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

The United Kingdom formally left the European Union on January 31, 2020, under the UK-EU Withdrawal Agreement, which also included a transition period that concluded on December 31, 2020. On January 1, 2021, the UK also left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets. On December 24, 2020, the EU reached a trade agreement with the UK. The trade agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and EU will now be on more restricted terms than existed previously. The trade agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face uncertainty. In March 2021, the UK and EU agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues between the two countries in a memorandum of understanding, which is expected to be signed after formal steps are completed, although this has not yet occurred. At this time, we cannot predict the impact that the trade agreement, the memorandum of understanding or any future agreements on services, particularly financial services, will have on our business. Our United Kingdom business is a significant part of our European operations with approximately 6,000 employees and revenues representing approximately 6% of our total revenue for the fiscal year ended September 30, 2021. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

During fiscal 2021, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 29% of our total revenue. There are risks inherent in doing business internationally, including:

●	imposition of governmental controls and changes in laws, regulations or policies;

●	political and economic instability, including in the Middle East and Southeast Asia;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as retaliatory tariffs between the United States and China;
●	political unrest in Hong Kong where we have a significant presence;
●	impact of the Covid-19 pandemic and its related economic impacts;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;
●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

Some of our services are performed in high-risk locations, such as the Middle East, Africa, and Southeast Asia, where the location is suffering from political, social or economic problems, or war or civil unrest. In those locations where we have employees or operations, we may incur material costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of key employees, contractors or assets.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2021, our revenue was comprised of 40%, 34%, and 26% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions and tariffs such as the 2018 tariffs on steel and aluminum imports in the United States could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

Our failure to meet contractual schedule or performance requirements that we have guaranteed could adversely affect our operating results.

In some circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. In addition, project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions, pandemics including the current coronavirus, and other factors. Material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and also could cause us to suffer damage to our reputation within our industry and client base.

We may not be able to maintain adequate surety and financial capacity necessary for us to successfully bid on and win contracts.

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify them should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2021 and September 30, 2020, we were contingently liable for $4.3 billion and $6.2 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $483.0 million and $529.1 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 10% of our fiscal 2021 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 4% of our fiscal 2021 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation.

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

ACAP’s real estate business involves managing, sponsoring, investing in and developing commercial real estate projects and joint ventures (Real Estate Joint Ventures) that are inherently risky and may result in future losses since real estate markets are significantly impacted by economic trends and government policies that we do not control. Our registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests in and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities including completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees that may be provided by AECOM or an affiliate to secure the Real Estate Joint Venture financing. Although the Fund and such Real Estate Joint Ventures have reserves that will be used to share any cost overruns of the Real Estate Joint Ventures, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated limited partners of the Real Estate Joint Ventures). Some of the Fund’s limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments on behalf of the limited partner co-investor in the event of a cost overrun of the Real Estate Joint Venture after additional specific reserves have been depleted. AECOM’s provision of lender guarantees is contingent upon the Real Estate Joint Ventures meeting AECOM’s underwriting criteria, including an affiliate of AECOM acting as either the construction manager at risk or the owner’s representative for the project, no material adverse change in AECOM’s financial condition, and the guarantee not violating a covenant under a material AECOM agreement.

Risks Related to Laws and Regulations

Misconduct by our employees, subcontractors, partners or consultants or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or lose our ability to contract with government agencies.

As a government contractor, misconduct, fraud or other improper activities caused by our employees’, subcontractors’, partners’ or consultants’ failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with procurement regulations, environmental regulations, regulations regarding the protection of sensitive government information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, anti-competition, export control and other applicable laws or regulations. Our failure to comply with applicable laws or regulations, misconduct by any of our employees, subcontractors, partners or consultants, or our failure to make timely and accurate certifications to government agencies regarding misconduct or potential misconduct could subject us to fines and penalties, loss of government granted eligibility, cancellation of contracts and suspension or debarment from contracting with government agencies, any of which may adversely affect our business.

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

Risks Related to Acquisitions and Divestitures

AECOM is a smaller company after the sale of our Management Services and self-perform at-risk civil infrastructure and power construction businesses and, as a result, may be more vulnerable to changing market conditions.

AECOM is a smaller company after the sale of our Management Services and self-perform at-risk civil infrastructure and power construction businesses and more reliant on our remaining business segments. Our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service debt may be diminished. In addition, any purchase price adjustments could be unfavorable and other future proceeds owed to us as part of these transactions could be lower than we expect. We are also obligated to incur ongoing costs and retain certain legal claims that were previously allocated to the Management Services business. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our plans to divest businesses are subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated time frame, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

Divesting businesses involve risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships, and the fact that we may be subject to additional tax obligations or loss of tax benefits. Because of these challenges, as well as market conditions or other factors, anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. After we dispose of a business, we may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our results of operations. In addition, the divestiture of any business could negatively impact our profitability because of losses that may result from such a sale, the loss of sales and operating income, or a decrease in cash flows.

Other Risks

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States, we are required to test goodwill carried in our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the year ended September 30, 2020, we recorded a noncash impairment of long-lived assets, including goodwill of $83.6 million primarily related to a decrease in the estimated recovery and fair value of reporting units with self-perform at-risk construction.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2021, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $345.5 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2021, we contributed $3.7 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

We may experience disproportionately high levels of collection risk and nonpayment if clients in specific geographic areas or industries are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While no one client accounted for over 10% of our revenue for fiscal 2021, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues, results of operations or accounts receivable.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage.

Our services involve significant risks of professional and other liabilities that may substantially exceed the fees that we derive from such services. In addition, we sometimes contractually assume liability to clients on projects under indemnification or guarantee agreements. We cannot predict the magnitude of potential liabilities from the operation of our business. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these professional judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.

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

At September 30, 2021, backlog was approximately $38.6 billion. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $18.7 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed, unconsolidated joint venture backlog where we expect to realize income through equity earnings rather than revenue, and revenue related to service contracts that extend beyond the termination provisions of those contracts, where guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $19.9 billion lower than backlog. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

●	ability of our Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;
●	vesting of exclusive authority in our Board of Directors to determine the size of the board and to fill vacancies; and
●	advance notice requirements for stockholder proposals and nominations for election to our Board of Directors.

Changes in tax laws could increase our worldwide tax rate and materially affect our results of operations.

We are subject to tax laws in the U.S. and numerous foreign jurisdictions. The U.S. and many international legislative and regulatory bodies continually propose and enact legislation that could significantly impact how U.S. multinational corporations are taxed. In the U.S., the proposed legislation in the Build Back Better Act would impose a 15% minimum tax on corporate book income for corporations with profits over $1 billion, change the Global Intangible Low-Taxed Income (GILTI) regime, reduce the deduction for Foreign-Derived Intangible Income (FDII), and create a new limitation on interest deductions as well as other corporate tax reform. Due to the large scale of our U.S. and international business activities, many of these proposed changes, if enacted into law, could have an adverse impact on our worldwide effective tax rate, income tax expense and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located in approximately 9,000 square feet of space at 13355 Noel Road, Dallas, Texas. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 7.4 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We may add additional facilities from time to time in the future as the need arises.

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

ITEM 4.  MINE SAFETY DISCLOSURES

The Company does not act as the owner of any mines, but as concerning the fiscal year prior to January 2, 2021, we may have acted as a mining operator as defined under the Federal Mine Safety and Health Act of 1977 where we may have been a lessee of a mine, a person who operates, controls or supervises such mine, or an independent contractor performing services or construction of such mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ACM.” According to the records of our transfer agent, there were 1,666 stockholders of record as of November 11, 2021.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plans

The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2021:

	Column A		Column B		Column C
Number of securities
remaining available
	Number of securities		Weighted‑average		for future
	to be issued		exercise price of		issuance under
	upon exercise		Outstanding		equity compensation
	of outstanding		options,		plans (excluding
	options, warrants,		warrants, and		securities reflected
Plan Category	and rights(1)		Rights		in Column A)
Equity compensation plans not approved by stockholders:	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	2,759,268	(1)	$38.72	(2)	12,104,961
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		9,546,371
Total	2,759,268		$38.72		21,651,332
(1)

Includes 265,487 shares issuable upon the exercise of stock options, 1,321,928 shares issuable upon the vesting of Restricted Stock Units and 1,171,853 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(2)	Weighted-average exercise price of outstanding options only.
(3)	Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

Performance Measurement Comparison(1)

The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, and the S&P Composite 1500 Construction & Engineering, from October 2, 2016 to October 1, 2021.

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

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company’s repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended September 30, 2021 is as follows:

	Total Number		Total Number of Shares	Maximum Approximate Dollar
	of Shares	Average Price	Purchased as Part of Publicly	Value that May Yet Be Purchased
Period	Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs
July 1 – 31, 2021	750,685	$61.89	750,685	$545,448,000
August 1 – 31, 2021	802,878	63.37	802,878	494,571,000
September 1 – 30, 2021	296,508	66.14	296,508	1,000,000,000
Total	1,850,071	$63.21	1,850,071

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as "anticipates," "believes," "expects," "estimates," "intends," "may," "plans," "potential," "projects," and "will" and that relate to future impacts caused by the Covid-19  coronavirus pandemic and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure and power construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; as well as other additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2020 as “fiscal 2020” and the fiscal year ended September 30, 2021 as “fiscal 2021.” Fiscal years 2021, 2020, and 2019 each contained 52, 53, and 52 weeks, respectively, and ended on October 1, October 2, and September 27, respectively.

In this section, we discuss the results of our operations for the year ended September 30, 2021 compared to the year ended September 30, 2020. For a discussion on the year ended September 30, 2020 compared to the year ended September 30, 2019, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

The U.S. federal government, under the Biden Administration, has proposed significant legislative and executive infrastructure initiatives that, if enacted, could have a positive impact to our infrastructure business.

Regarding our capital allocation policy,  on September 22, 2021, the Board approved an increase in our repurchase authorization to $1.0 billion. At September 30, 2021, we have approximately $1.0 billion remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards stock repurchases consistent with our capital allocation policy.

We have exited substantially all of our self-perform at-risk construction business and expect to divest all of our remaining non-core oil and gas markets. We have substantially completed our exit of 30 countries, subject to applicable laws, as part of our ongoing plan to improve profitability and reduce our risk profile, and we continue to evaluate our geographic exposure as part of such plan.

We expect to incur restructuring costs of approximately $20 million to $30 million in fiscal 2022 primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for these restructuring actions are expected to be approximately $20 million to $30 million.

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

Acquisitions

There were no acquisitions consummated during the years ended September 30, 2021, 2020 and 2019.

All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2021	2020	2019	2018	2017

	(in millions)
Other Financial Data:
Revenue	$13,341	$13,240	$13,642	$13,878	$18,203
Cost of revenue	12,543	12,530	13,030	13,399	17,519
Gross profit	798	710	612	479	684
Equity in earnings of joint ventures	35	49	49	49	142
General and administrative expenses	(155)	(190)	(148)	(135)	(134)
Restructuring cost	(48)	(188)	(95)	—	—
Gain on disposal activities	—	—	3	—	1
Impairment of long-lived assets	—	—	(25)	—	—
Acquisition and integration expenses	—	—	—	—	(39)
Income from operations	$630	$381	$396	$393	$654

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

Cost of Revenue

Cost of revenue reflects the cost of our own personnel (including fringe benefits and overhead expense) and fees from subcontractors and other direct costs associated with revenue.

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

Critical Accounting Policies and Estimates

Our accounting policies, including those described below, often require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses. If future experience differs significantly from these estimates and assumptions, our results of operations and financial condition could be affected. Our most critical accounting policies and estimates are described below. We have not materially changes our estimation methodology during the period presented.

Revenue Recognition

Our accounting policies establish principles for recognizing revenue upon the transfer of control of promised goods or services to customers. We generally recognize revenues over time as performance obligations are satisfied. We generally measure our progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing these services, we routinely subcontract for services and incur other direct cost on behalf of our clients. These costs are passed through to clients and, in accordance with accounting rules, are included in our revenue and cost of revenue.

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

Allowance for Doubtful Accounts and Expected Credit Losses

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

In October 2020, we adopted the credit loss model that replaced the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. Under the credit loss model, we maintain an allowance for credit losses, which represents the portion of our financial assets that we do not expect to collect over their contractual life.

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

Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates. For example, as of September 30, 2021, a 1% increase in the WACC rate represents a $400 million decrease to the fair value of our reporting units. As of September 30, 2021, a 1% decrease in the terminal growth rate represents a $200 million decrease to the fair value of our reporting units.

There are inherent uncertainties related to each of the above listed assumptions, and our judgment in applying them. Changes in the assumptions used in our goodwill and intangible assets could result in impairment charges that could be material to our consolidated financial statements in any given period. We have not materially changed our estimation methodology during the periods presented.

Pension Benefit Obligations

A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $24.8 million to our international plans in fiscal 2022. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $11.4 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2022. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $75.2 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.1 million and increase by approximately $3.2 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $28.8 million and plan expense would increase by approximately $1.7 million.

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

Between September 30, 2020 and September 30, 2021, the aggregate worldwide pension deficit decreased from $428.4 million to $345.5 million due to increased discount rates. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2021	2020	$	%

	($ in millions)
Revenue	$13,340.9	$13,240.0	$100.9	0.8%
Cost of revenue	12,542.5	12,530.4	12.1	0.1
Gross profit	798.4	709.6	88.8	12.5
Equity in earnings of joint ventures	35.0	48.8	(13.8)	(28.3)
General and administrative expenses	(155.0)	(188.6)	33.6	(17.8)
Restructuring cost	(48.8)	(188.3)	139.5	(74.1)
Income from operations	629.6	381.5	248.1	65.0
Other income	17.6	11.1	6.5	58.6
Interest expense	(238.4)	(160.0)	(78.4)	49.0
Income from continuing operations before taxes	408.8	232.6	176.2	75.8
Income tax expense from continuing operations	89.0	45.7	43.3	94.7
Net income from continuing operations	319.8	186.9	132.9	71.1
Net loss from discontinued operations	(116.8)	(340.6)	223.8	(65.7)
Net income (loss)	203.0	(153.7)	356.7	(232.1)
Net income attributable to noncontrolling interests from continuing operations	(25.1)	(16.5)	(8.6)	52.1
Net income attributable to noncontrolling interests from discontinued operations	(4.7)	(16.2)	11.5	(71.0)
Net income attributable to noncontrolling interests	(29.8)	(32.7)	2.9	(8.9)
Net income attributable to AECOM from continuing operations	294.7	170.4	124.3	72.9
Net loss attributable to AECOM from discontinued operations	(121.5)	(356.8)	235.3	(65.9)
Net income (loss) attributable to AECOM	$173.2	$(186.4)	$359.6	(192.9)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	94.0	94.6
Gross profit	6.0	5.4
Equity in earnings of joint ventures	0.3	0.4
General and administrative expenses	(1.2)	(1.5)
Restructuring costs	(0.4)	(1.4)
Income from operations	4.7	2.9
Other income	0.1	0.1
Interest expense	(1.7)	(1.2)
Income from continuing operations before taxes	3.1	1.8
Income tax expense from continuing operations	0.7	0.4
Net income from continuing operations	2.4	1.4
Net loss from discontinued operations	(0.9)	(2.6)
Net income (loss)	1.5	(1.2)
Net income attributable to noncontrolling interests from continuing operations	(0.2)	(0.1)
Net income attributable to noncontrolling interests from discontinued operations	0.0	(0.1)
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net income attributable to AECOM from continuing operations	2.2	1.3
Net loss attributable to AECOM from discontinued operations	(0.9)	(2.7)
Net income (loss) attributable to AECOM	1.3%	(1.4)%

Revenue

Our revenue for the year ended September 30, 2021 increased $100.9 million, or 0.8%, to $13,340.9 million as compared to $13,240.0 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2021 was primarily attributable to increases in our Americas segment of $94.8 million and in our International segment of $10.9 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass through revenues for the years ended September 30, 2021 and 2020 were $7.2 billion and $7.1 billion, respectively. Pass through revenue as a percentage of total revenue was 54% during the year ended September 30, 2021 and the year ended September 30, 2020.

Gross Profit

Our gross profit for the year ended September 30, 2021 increased $88.8 million, or 12.5%, to $798.4 million as compared to $709.6 million for the corresponding period last year. For the year ended September 30, 2021, gross profit, as a percentage of revenue, increased to 6.0% from 5.4% in the year ended September 30, 2020.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the year ended September 30, 2021 was $35.0 million as compared to $48.8 million in the corresponding period last year.

The decrease in earnings of joint ventures for the year ended September 30, 2021 compared to the same period in the prior year is primarily due to decreased earnings in our Americas and AECOM Capital segments.

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2021 decreased $33.6 million, or 17.8%, to $155.0 million as compared to $188.6 million for the corresponding period last year. For the year ended September 30, 2021, general and administrative expenses as a percentage of revenue decreased to 1.2% from 1.5% in the year ended September 30, 2020.

The decrease in general and administrative expenses was primarily due to the execution of restructuring actions taken by management to increase profitability and simplify our operating structure as well as accelerated depreciation of a project management tool recorded in the prior year that did not repeat in the current year.

Restructuring Costs

Since the first quarter of fiscal 2019, we have been implementing a restructuring plan to improve profitability. During the fiscal year ended September 30, 2021, we incurred restructuring expenses of $48.8 million, primarily related to costs optimizing our cost structure and reducing overhead costs. During the year ended September 30, 2020, we incurred restructuring expenses of $188.3 million, primarily related to the same matters.

Other Income

Our other income for the year ended September 30, 2021 increased $6.5 million to $17.6 million as compared to $11.1 million for the corresponding period last year.

Other income is primarily comprised of interest income and net periodic pension adjustments.

Interest Expense

Our interest expense for the year ended September 30, 2021 was $238.4 million as compared to $160.0 million for the corresponding period last year.

The increase in interest expense for the year ended September 30, 2021 was primarily due to a $117.5 million prepayment premium related to the redemption of our remaining unsecured 5.875% Senior Notes due 2024 during the three months ended June 30, 2021.

Income Tax Expense

Our income tax expense for the year ended September 30, 2021 was $89.0 million compared to $45.7 million for the year ended September 30, 2020. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impacts of an increase in overall pre-tax income of $176.2 million, tax expense of $13.2 million related to an audit settlement, and a tax benefit of $31.7 million related to the release of a valuation allowance during fiscal 2020, partially offset by a tax benefit of $25.9 million related to a corporate tax rate change in the United Kingdom.

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

Net loss from discontinued operations decreased $223.8 million to $116.8 million from $340.6 million for the years ended September 30, 2021 and 2020, respectively. The decrease in net loss from discontinued operations for the year ended September 30, 2021 was primarily due to fewer losses recorded on sales of the power and civil infrastructure businesses in fiscal year 2021 than impairment losses recorded in fiscal year 2020. Net loss from discontinued operations for the year ended September 30, 2020 was primarily due to a $161.9 million gain recorded on the disposal of our Management Services business. The gain was offset by impairment of goodwill of approximately $83.6 million related to the self-perform at-risk construction business, and a $247.2 million loss related to the remeasurement of the businesses within discontinued operations based on estimated fair values less costs to sell.

Net Income (Loss) Attributable to AECOM

The factors described above resulted in the net income attributable to AECOM of $173.2 million for the year ended September 30, 2021, as compared to the net loss attributable to AECOM of $186.4 million for the year ended September 30, 2020.

Results of Operations by Reportable Segment

Americas

	Fiscal Year Ended
	September 30,	September 30,	Change
	2021	2020	$	%

	( in millions)
Revenue	$10,226.3	$10,131.5	$94.8	0.9%
Cost of revenue	9,594.7	9,551.0	43.7	0.5
Gross profit	$631.6	$580.5	$51.1	8.8%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	93.8	94.3
Gross profit	6.2%	5.7%

Revenue

Revenue for our Americas segment for the year ended September 30, 2021 increased $94.8 million, or 0.9%, to $10,226.3 million as compared to $10,131.5 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2021 was primarily driven by increased activity in our construction management of high-rise buildings in New York City.

Gross Profit

Gross profit for our Americas segment for the year ended September 30, 2021 increased $51.1 million, or 8.8%, to $631.6 million as compared to $580.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.2% of revenue for the year ended September 30, 2021 from 5.7% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2021 were primarily due to reduced costs and a more efficient operating structure resulting from a realigned overhead and delivery structure, better operational execution, investments in technology, and shared service centers to enhance efficiencies.

International

	Fiscal Year Ended
	September 30,	September 30,	Change
	2021	2020	$	%

	(in millions)
Revenue	$3,112.6	$3,101.7	$10.9	0.4%
Cost of revenue	2,947.8	2,979.5	(31.7)	(1.1)
Gross profit	$164.8	$122.2	$42.6	34.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	94.7	96.1
Gross profit	5.3%	3.9%

Revenue

Revenue for our International segment for the year ended September 30, 2021 increased $10.9 million, or 0.4%, to $3,112.6 million as compared to $3,101.7 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2021 was primarily attributable to increases in the Middle East and Australia as well as the benefit of changes in the foreign exchange rates.

Gross Profit

Gross profit for our International segment for the year ended September 30, 2021 increased $42.6 million, or 34.9%, to $164.8 million as compared to $122.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 5.3% of revenue for the year ended September 30, 2021 from 3.9% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2021 was primarily due to reduced costs resulting from actions taken to improve efficiency, including consolidating real estate, implementing a streamlined overhead structure, better operational execution, and exiting lower-returning countries.

AECOM Capital

	Fiscal Year Ended
	September 30,	September 30,	Change
	2021	2020	$	%

	(in millions)
Revenue	$2.0	$6.8	$(4.8)	(70.6)%
Equity in earnings of joint ventures	$11.4	$14.7	$(3.3)	(22.4)
General and administrative expenses	$(11.1)	$(8.6)	$(2.5)	29.1%

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $30 million to $40 million in restructuring costs in fiscal 2022 associated with previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2021, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax outside of the one-time transition tax required under the Tax Cuts and Jobs Act that was enacted on December 22, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At September 30, 2021, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,234.8 million, a decrease of $583.4 million, or 32.1%, from $1,818.2 million at September 30, 2020. The decrease in cash and cash equivalents was primarily attributable to cash used to repurchase common stock and cash disposed with the sales of the at-risk power and civil infrastructure construction businesses.

Net cash provided by operating activities was $704.7 million for the year ended September 30, 2021 as compared to $329.6 million for the year ended September 30, 2020. The year over year improvement in operating cash flow was partly due to sales of the Management Services business in the second quarter of fiscal 2020, the power construction business in the first quarter of 2021 and the civil infrastructure business in the second quarter of fiscal 2021, which led to a net favorable year over year impact to operating cash flow of approximately $284.1 million when comparing the year ended September 30, 2021 with the prior year. The remaining increase in operating cash flow in the year ended September 30, 2021 compared to the prior year was attributable to an increase in earnings adjusted for non-cash items of approximately $132.8 million offset by a decrease in the change in working capital of approximately $41.9 million for the year ended September 30, 2021 compared to the prior year. The sale of trade receivables to financial institutions during the year ended September 30, 2021 provided a net benefit of $90.2 million as compared to a net unfavorable impact of $143.3 million during the year ended September 30, 2020. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $421.1 million for the year ended September 30, 2021, as compared to net cash provided by investing activities of $2,037.4 million for the year ended September 30, 2020. Cash flow from investing activities decreased primarily due to the change in proceeds, net of cash disposed, from the sales of the at-risk power and civil infrastructure construction businesses during the year ended September 30, 2021, which was an outflow of $265.9 million, compared to the $2,218.9 million of proceeds, net of cash disposed, received from the sale of the Management Services business in year ended September 30, 2020. Capital expenditures, net of proceeds from disposals, were $121.4 million in the year ended September 30, 2021 compared to $110.8 million in the year ended September 30, 2020. The increase in net capital expenditures in fiscal year 2021 was primarily due to an increase in investments in information technology compared to the prior year.

Net cash used in financing activities was $872.5 million for the year ended September 30, 2021, as compared to $1,628.0 million for the year ended September 30, 2020. The decrease from the prior year was primarily attributable to debt repayment using the proceeds from the sale of the Management Services business in the year ended September 30, 2020, offset by increased stock repurchases under the Stock Repurchase Program during the year ended September 30, 2021. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $788.1 million, or 54.7%, to $651.8 million at September 30, 2021 from $1,439.9 million at September 30, 2020. Net accounts receivable and contract assets, net of contract liabilities, decreased to $2,929.9 million at September 30, 2021 from $3,535.3 million at September 30, 2020. The change in working capital is primarily due to the change in cash and cash equivalents during the year ended September 30, 2021, as described above.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 76 days at September 30, 2021 compared to 93 days at September 30, 2020.

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

Debt

Debt consisted of the following:

	September 30,	September 30,
	2021	2020

	(in millions)
Credit Agreement	$1,155.3	$248.5
2024 Senior Notes	—	797.3
2027 Senior Notes	997.3	997.3
Other debt	83.0	41.9
Total debt	2,235.6	2,085.0
Less: Current portion of debt and short-term borrowings	(53.8)	(20.9)
Less: Unamortized debt issuance costs	(24.1)	(23.0)
Long-term debt	$2,157.7	$2,041.1

The following table presents, in millions, scheduled maturities of our debt as of September 30, 2021:

Fiscal Year
2022	$53.8
2023	45.9
2024	41.0
2025	35.1
2026	400.4
Thereafter	1,659.4
Total	$2,235.6

Credit Agreement

On February 8, 2021, we entered into the 2021 Refinancing Amendment to the Credit Agreement (the “Credit Agreement”), pursuant to which we amended and restated our Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. The Credit Agreement consists of a $1,150,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Term A Facility,” together with the Revolving Credit Facility, the “Credit Facilities”), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and pay related fees and expenses. The Credit Agreement permits us to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

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

Some of our material subsidiaries (the “Guarantors”) have guaranteed the obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations or restrictions on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). Our consolidated leverage ratio was 2.4 at September 30, 2021. As of September 30, 2021, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement contains customary affirmative covenants, including, among other things, compliance with applicable law, preservation of existence, maintenance of properties and of insurance, and keeping proper books and records. The Credit Agreement contains customary events of default, including, among other things, nonpayment of principal, interest or fees, cross-defaults to other debt, inaccuracies of representations and warranties, failure to perform covenants, events of bankruptcy and insolvency, change of control and unsatisfied judgments, subject in certain cases to notice and cure periods and other exceptions.

On April 13, 2021, we entered into Amendment No. 10 to the Credit Agreement, pursuant to which the lenders thereunder provided a secured term “B” credit facility (the “Term B Facility”) to the Company in an aggregate principal amount of $700,000,000. The Term B Facility matures on April 13, 2028. The proceeds of the Term B Facility were used to fund the purchase price, fees and expenses in connection with our cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of our outstanding 5.875% Senior Notes due 2024.

The Term B Facility is subject to the same affirmative and negative covenants and events of default as the Term A Facility previously incurred pursuant to the existing Credit Agreement (except that the Financial Covenants in the Credit Agreement do not apply to the Term B Facility). The applicable interest rate for the Term B Facility is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.75%.

On June 25, 2021, we entered into Amendment No. 11 to the Credit Agreement, pursuant to which lenders have provided us with an additional $215,000,000 in aggregate principal amount under the Term A Facility. We used the net proceeds from the increase in the Term A Facility (together with cash on hand), to (i) redeem all of our remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

At September 30, 2021 and September 30, 2020, letters of credit totaled $5.2 million and $19.0 million, respectively, under our revolving credit facilities. As of September 30, 2021 and September 30, 2020, we had $1,144.8 million and $1,331.0 million, respectively, available under our revolving credit facility.

2024 Senior Notes

On October 6, 2014, we completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the “2024 Notes”).

On June 25, 2021, we redeemed the remaining principal amount of the 2024 Notes outstanding at such time. The redemption price of the 2024 Notes was 115.108% of the remaining outstanding aggregate principal amount, amounting to $217.5 million, plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the additional draw down from the Term A Facility described above and cash on hand. The redemption of the 2024 Notes in the third quarter of fiscal 2021 resulted in a $117.5 million prepayment premium, which was included in interest expense.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2021, the estimated fair value of the 2027 Senior Notes was approximately $1,104.5 million. The fair value of the 2027 Senior Notes as of September 30, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

At any time and from time to time prior to December 15, 2026, we may redeem all or part of the 2027 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date. On or after December 15, 2026, we may redeem all or part of the 2027 Senior Notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date.

The indenture pursuant to which the 2027 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

We were in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2021.

URS Senior Notes

In connection with the 2014 acquisition of the URS Corporation (URS), we assumed the URS 5.00% Senior Notes due 2022 (the “2022 URS Senior Notes”).

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

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2021 and September 30, 2020, these outstanding standby letters of credit totaled $478.5 million and $510.1 million, respectively. As of September 30, 2021, we had $463.6 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and excluding the effects of prepayment premiums included in interest expense, during the years ended September 30, 2021, 2020 and 2019 was 4.4%, 5.3% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2021, 2020 and 2019 of $10.2 million, $5.4 million and $5.0 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of September 30, 2021, there was approximately $483.0 million including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2021, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $345.5 million. The total amounts of employer contributions paid for the year ended September 30, 2021 were $13.7 million for U.S. plans and $25.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer pension plans that we do not control or manage. For the year ended September 30, 2021, we contributed $3.7 million to multiemployer pension plans.

Condensed Combined Financial Information

In connection with the registration of the Company’s 2014 Senior Notes that were declared effective by the SEC on September 29, 2015, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X, as amended, regarding financial statements of guarantors and issuers of guaranteed securities. Both the 2024 Senior Notes and the 2027 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by some of AECOM’s directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of September 30, 2021 and for the twelve months then ended.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

September 30, 2021
Current assets	$3,054.8
Non-current assets	3,206.2
Total assets	$6,261.0

Current liabilities	$2,789.7
Non-current liabilities	2,797.3
Total liabilities	5,587.0

Total stockholders' equity	674.0
Total liabilities and stockholders' equity	$6,261.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the twelve months ended
September 30, 2021
Revenue	$7,497.1
Cost of revenue	7,106.6
Gross profit	390.5

Net loss from continuing operations	(51.6)
Net loss from discontinued operations	(88.9)
Net loss	$(140.5)

Net loss attributable to AECOM	$(140.5)

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

At September 30, 2021, we were contingently liable in the amount of approximately $483.0 million in issued standby letters of credit and $4.3 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

Our investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which we indirectly hold an equity interest and have an ongoing capital commitment to fund investments. At September 30, 2021, we have capital commitments of $19.3 million to the Fund over the next 7 years.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commercial commitments as of September 30, 2021:

Contractual Obligations and Commitments		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

	(in millions)
Debt	$2,235.6	$53.8	$86.9	$435.5	$1,659.4
Interest on debt	497.3	91.8	179.4	169.1	57.0
Operating leases	974.2	190.0	290.9	206.5	286.8
Pension funding obligations(1)	36.2	36.2	—	—	—
Total contractual obligations and commitments	$3,743.3	$371.8	$557.2	$811.1	$2,003.2
(1)	Represents expected fiscal 2022 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

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

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and some other instruments. The new guidance replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. We adopted the new guidance effective October 1, 2020 using a modified retrospective approach that resulted in an $8.0 million, net of tax, reduction to retained earnings without restating comparative periods. Additional disclosures regarding the adoption can be found in Note 4.

In February 2018, the FASB issued new accounting guidance which provides entities the option to reclassify certain tax effects from other comprehensive income to retained earnings. The guidance addresses a narrow-scope financial reporting issue related to the tax effects that may become stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act). Under the guidance, an entity may elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. We determined that we will not make this election.

In August 2018, the FASB issued new accounting guidance aligning the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract with previously existing guidance for capitalizing costs incurred to develop internal-use software. The new guidance was effective for our fiscal year starting October 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued new accounting guidance amending the disclosure requirements for fair value measurements. These improvements require more disclosure for amounts measured at fair value, and specifically unobservable inputs used in fair value measurements. We adopted the new guidance starting on October 1, 2020. Adoption of the new guidance did not have a significant impact on our financial reporting process.

In August 2018, the FASB issued new accounting guidance for the disclosure requirements of defined benefit pension plans. The amended guidance eliminates certain disclosure requirements that were no longer considered to be cost beneficial. We expect to adopt the new guidance starting on October 1, 2021 and do not expect adoption of the new guidance will have a significant impact on our financial reporting process.

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

Interest Rates

Our Credit Agreement and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2021 and 2020, we had $1,155.3 million and $248.5 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing in the base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the year ended September 30, 2021, our weighted average floating rate borrowings were $819.0 million, or $619.0 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2021 would have increased by $6.2 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM

Index to Consolidated Financial Statements

September 30, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AECOM (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2021 expressed an unqualified opinion thereon.

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

For the year ended September 30, 2021, contract revenues recognized by the Company were $13.3 billion. Contract revenues include $3.4 billion which relate to fixed price contracts. As described in Note 4 of the consolidated financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied.  The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company’s estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

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

As of September 30, 2021, significant claims included in contract assets and other non-current assets on the consolidated balance sheet were approximately $140 million. Revenue recognition relating to claims is highly judgmental as the amount has been disputed by the customer and it requires the Company to prepare estimates of amounts expected to be recovered. Changes in recovery estimates can have a material effect on the amount of revenue recognized.

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

Valuation of goodwill
Description of the Matter

As of September 30, 2021, the Company’s goodwill was $3.5 billion. As discussed in Note 1 of the consolidated financial statements, in the fourth quarter of each fiscal year the Company performs an annual goodwill impairment test for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be evaluated.

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

November 17, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AECOM

Opinion on Internal Control over Financial Reporting

We have audited AECOM’s (the “Company”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2021 consolidated financial statements of the Company and our report dated November 17, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

November 17, 2021

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,120,790	$1,599,688
Cash in consolidated joint ventures	108,406	108,644
Total cash and cash equivalents	1,229,196	1,708,332
Accounts receivable—net	2,619,491	2,920,730
Contract assets	1,369,031	1,611,525
Prepaid expenses and other current assets	739,044	691,707
Current assets held for sale	139,426	562,435
Income taxes receivable	77,355	35,637
TOTAL CURRENT ASSETS	6,173,543	7,530,366
PROPERTY AND EQUIPMENT—NET	398,876	381,672
DEFERRED TAX ASSETS—NET	360,260	361,675
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	328,906	297,595
GOODWILL	3,502,499	3,484,221
INTANGIBLE ASSETS—NET	54,867	76,917
OTHER NON-CURRENT ASSETS	307,927	160,036
OPERATING LEASE RIGHT-OF-USE ASSETS	607,076	652,115
NON-CURRENT ASSETS HELD FOR SALE	—	54,354
TOTAL ASSETS	$11,733,954	$12,998,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,369	$223
Accounts payable	2,090,479	2,358,228
Accrued expenses and other current liabilities	2,174,201	2,249,704
Income taxes payable	50,511	47,103
Contract liabilities	1,058,643	996,922
Current liabilities held for sale	94,043	417,623
Current portion of long-term debt	49,469	20,651
TOTAL CURRENT LIABILITIES	5,521,715	6,090,454
OTHER LONG-TERM LIABILITIES	145,444	162,784
OPERATING LEASE LIABILITIES, NON-CURRENT	679,059	745,287
LONG-TERM LIABILITIES HELD FOR SALE	11,095	79,254
DEFERRED TAX LIABILITY-NET	5,420	3,491
PENSION BENEFIT OBLIGATIONS	383,904	463,001
LONG-TERM DEBT	2,157,740	2,041,136
TOTAL LIABILITIES	8,904,377	9,585,407

COMMITMENTS AND CONTINGENCIES (Note 18)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2021 and 2020; issued and outstanding 143,168,815 and 157,044,687 shares as of September 30, 2021 and 2020, respectively	1,432	1,570
Additional paid-in capital	4,115,541	4,035,414
Accumulated other comprehensive loss	(900,377)	(918,674)
(Accumulated deficits) / Retained earnings	(504,126)	174,248
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,712,470	3,292,558
Noncontrolling interests	117,107	120,986
TOTAL STOCKHOLDERS’ EQUITY	2,829,577	3,413,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,733,954	$12,998,951

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019
Revenue	$13,340,852	$13,239,976	$13,642,455
Cost of revenue	12,542,431	12,530,416	13,030,800
Gross profit	798,421	709,560	611,655

Equity in earnings of joint ventures	35,044	48,781	49,320
General and administrative expenses	(155,072)	(188,535)	(148,123)
Restructuring costs	(48,840)	(188,345)	(95,446)
Gain on disposal activities	—	—	3,590
Impairment of long-lived assets	—	—	(24,900)
Income from operations	629,553	381,461	396,096

Other income	17,603	11,056	14,556
Interest expense	(238,352)	(159,914)	(161,482)
Income from continuing operations before taxes	408,804	232,603	249,170
Income tax expense for continuing operations	89,011	45,753	13,498
Net income from continuing operations	319,793	186,850	235,672
Net loss from discontinued operations	(116,813)	(340,591)	(419,662)
Net income (loss)	202,980	(153,741)	(183,990)

Net income attributable to noncontrolling interests from continuing operations	(25,109)	(16,398)	(24,710)
Net income attributable to noncontrolling interests from discontinued operations	(4,686)	(16,231)	(52,350)
Net income attributable to noncontrolling interests	(29,795)	(32,629)	(77,060)

Net income attributable to AECOM from continuing operations	294,684	170,452	210,962
Net loss attributable to AECOM from discontinued operations	(121,499)	(356,822)	(472,012)
Net income (loss) attributable to AECOM	$173,185	$(186,370)	$(261,050)

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$2.00	$1.07	$1.34
Basic discontinued operations per share	$(0.82)	$(2.24)	$(3.00)
Basic earnings per share	$1.18	$(1.17)	$(1.66)

Diluted continuing operations per share	$1.97	$1.06	$1.32
Diluted discontinued operations per share	$(0.81)	$(2.22)	$(2.95)
Diluted earnings per share	$1.16	$(1.16)	$(1.63)

Weighted average shares outstanding:
Basic	147,279	159,005	157,044
Diluted	149,676	161,292	159,684

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019

Net income (loss)	$202,980	$(153,741)	$(183,990)

Other comprehensive loss, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4,541	4,094	(13,972)
Foreign currency translation adjustments	(12,601)	(18,206)	(46,628)
Pension adjustments, net of tax	26,591	(40,051)	(100,367)
Other comprehensive income (loss), net of tax	18,531	(54,163)	(160,967)
Comprehensive income (loss), net of tax	221,511	(207,904)	(344,957)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(30,029)	(32,943)	(76,960)
Comprehensive income (loss) attributable to AECOM, net of tax	$191,482	$(240,847)	$(421,917)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholder’s
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2018	$1,570	$3,846,392	$(703,330)	$948,148	$4,092,780	$185,594	$4,278,374
Net loss	—	—	—	(261,050)	(261,050)	77,060	(183,990)
Cumulative effect of accounting standard adoption	—	—	—	(12,452)	(12,452)	—	(12,452)
Other comprehensive loss	—	—	(160,867)	—	(160,867)	(100)	(160,967)
Issuance of stock	44	66,517	—	—	66,561	—	66,561
Repurchases of stock	(39)	(23,071)	—	(75,098)	(98,208)	—	(98,208)
Stock based compensation	—	63,812	—	—	63,812	—	63,812
Other transactions with noncontrolling interests	—	—	—	—	—	16,208	16,208
Contributions from noncontrolling interests	—	—	—	—	—	5,069	5,069
Distributions to noncontrolling interests	—	—	—	—	—	(75,057)	(75,057)
BALANCE AT SEPTEMBER 30, 2019	1,575	3,953,650	(864,197)	599,548	3,690,576	208,774	3,899,350
Net loss	—	—	—	(186,370)	(186,370)	32,629	(153,741)
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive loss	—	—	(54,477)	—	(54,477)	314	(54,163)
Issuance of stock	43	63,297	—	—	63,340	—	63,340
Repurchases of stock	(48)	(35,762)	—	(151,143)	(186,953)	—	(186,953)
Stock based compensation	—	54,229	—	—	54,229	—	54,229
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	9,917	9,917
Distributions to noncontrolling interests	—	—	—	—	—	(70,559)	(70,559)
BALANCE AT SEPTEMBER 30, 2020	1,570	4,035,414	(918,674)	174,248	3,292,558	120,986	3,413,544
Net income	—	—	—	173,185	173,185	29,795	202,980
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	18,297	—	18,297	234	18,531
Issuance of stock	25	58,733	—	—	58,758	—	58,758
Repurchases of stock	(163)	(23,348)	—	(843,580)	(867,091)	—	(867,091)
Stock based compensation	—	44,742	—	—	44,742	—	44,742
Other transactions with noncontrolling interests	—	—	—	—	—	405	405
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(24,039)	(24,039)
Contributions from noncontrolling interests	—	—	—	—	—	271	271
Distributions to noncontrolling interests	—	—	—	—	—	(10,545)	(10,545)
BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$202,980	$(153,741)	$(183,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	176,400	237,376	261,185
Equity in earnings of unconsolidated joint ventures	(39,104)	(23,279)	(80,990)
Distribution of earnings from unconsolidated joint ventures	46,358	90,158	65,954
Non-cash stock compensation	44,742	54,229	63,812
Prepayment premium on redemption of unsecured senior notes	117,500	16,986	—
Impairment of long-lived assets, including goodwill	105,194	336,472	615,400
Loss on disposal activities	—	—	10,381
Loss (gain) on sale of discontinued operations	52,532	(161,900)	—
Foreign currency translation	(42,728)	(31,919)	(19,099)
Deferred income tax (benefit) expense	(48,265)	11,130	(98,015)
Other	16,063	32,028	5,899
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	533,006	(136,955)	(316,487)
Prepaid expenses and other assets	(100,526)	(31,815)	(16,576)
Accounts payable	(250,142)	(192,980)	251,410
Accrued expenses and other current liabilities	(84,073)	118,441	259,572
Contract liabilities	103,999	128,312	7,559
Other long-term liabilities	(129,266)	37,079	(48,399)
Net cash provided by operating activities	704,670	329,622	777,616

CASH FLOWS FROM INVESTING ACTIVITIES:
(Payment for) proceeds from sale of discontinued operations, net of cash disposed	(265,876)	2,218,866	—
Proceeds from disposal of businesses, net of cash disposed	—	—	46,490
Investment in unconsolidated joint ventures	(57,388)	(111,077)	(141,769)
Return of investment in unconsolidated joint ventures	8,110	28,047	22,750
Proceeds from sale of investments	15,507	12,392	12,365
Payments for purchase of investments	—	—	(3,223)
Proceeds from disposal of property and equipment	14,822	3,800	17,291
Payments for capital expenditures	(136,262)	(114,591)	(100,664)
Net cash (used in) provided by investing activities	(421,087)	2,037,437	(146,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,638,916	4,452,078	7,700,774
Repayments of borrowings under credit agreements	(2,726,347)	(5,568,320)	(7,984,624)
Redemption of unsecured senior notes	(797,252)	(248,522)	—
Prepayment premium on redemption of unsecured senior notes	(117,500)	(16,986)	—
Cash paid for debt issuance costs	(11,280)	(4,228)	—
Proceeds from issuance of common stock	25,686	26,388	30,448
Proceeds from exercise of stock options	4,038	—	—
Payments to repurchase common stock	(867,091)	(186,953)	(98,208)
Net distributions to noncontrolling interests	(10,274)	(60,642)	(69,988)
Other financing activities	(11,429)	(20,785)	(11,681)
Net cash used in financing activities	(872,533)	(1,627,970)	(433,279)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,493	(1,194)	(3,956)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(583,457)	737,895	193,621
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,818,249	1,080,354	886,733
CASH AND CASH EQUIVALENTS AT END OF YEAR	1,234,792	1,818,249	1,080,354
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(5,596)	(109,917)	(194,715)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF YEAR	$1,229,196	$1,708,332	$885,639
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(255,679)	$(201,402)	$(222,263)
Net income taxes (paid) refund received	$(114,464)	$(71,031)	$2,500

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

Fiscal Year—The Company reports results of operations based on 52 or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2021, 2020 and 2019 each contained 52, 53 and 52 weeks, respectively, and ended on October 1, October 2, and September 27, respectively.

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

3.           Discontinued Operations, Goodwill, and Intangible Assets

During the second quarter of fiscal 2020, the Company completed the sale of its Management Services business to Maverick Purchaser Sub, LLC (Purchaser), an affiliate of American Securities LLC and Lindsay Goldberg LLC. The Company received total cash consideration of $2.28 billion inclusive of the receipt in the third quarter of fiscal 2020 of $122.0 million received in connection with a favorable working capital purchase price adjustment and contingent consideration of approximately $120 million attributable to certain claims related to prior work and engagements. As a result of the sale, the Company recognized a pre-tax gain of $161.9 million. The gain on sale was included in the net loss from discontinued operations in the Consolidated Statements of Operations in fiscal year 2020.

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

During the first quarter of fiscal 2021, the Company completed the sale of its power construction business to CriticalPoint Capital, LLC. The Company recorded an additional pre-tax loss on the sale of  $17.3 million in fiscal 2021 related to payments for post-closing working capital adjustments.

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

During the second quarter of fiscal 2020, the Company identified indicators of impairment for the self-perform at-risk construction business. Specifically, the Company's forecast for its Oil and Gas business decreased significantly from the prior period due primarily to the volatility in global oil prices, which negatively impacted forecasts for future revenues and earnings. As a result, the Company assessed the Oil and Gas business for impairment and determined the fair value of the disposal group was lower than its carrying value. Fair value was estimated using Level 3 inputs, such as forecasted cash flows. Accordingly, the Company recorded impairment losses for that business' goodwill of approximately $83.6 million and intangible assets of approximately $5.7 million. These impairment losses were recorded in net loss from discontinued operations on the Consolidated Statements of Operations in fiscal year 2020.

During the fourth quarter of fiscal 2020, the Company recorded a $247.2 million loss related to the remeasurement of its self-perform at-risk construction businesses to fair value less cost to sell. Fair value was estimated using Level 3 inputs, such as forecasted cash flows, and Level 2 inputs, including bid prices from potential buyers.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	September 30,	September 30,
	2021	2020

Cash and cash equivalents	$5.6	$109.9
Receivables and contract assets	90.3	414.3
Other	43.5	38.2
Current assets held for sale	$139.4	$562.4

Property and equipment, net	$52.9	$119.8
Other	18.5	181.8
Write-down of assets to fair value less cost to sell	(71.4)	(247.2)
Non-current assets held for sale	$—	$54.4

Accounts payable and accrued expenses	$88.5	$350.4
Contract liabilities	—	65.6
Other	5.5	1.6
Current liabilities held for sale	$94.0	$417.6

Long-term liabilities held for sale	$11.1	$79.3

The following table represents summarized income statement information of discontinued operations (in millions):

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020

Revenue	$771.5	$3,150.8
Cost of revenue	760.5	3,179.2
Gross profit (loss)	11.0	(28.4)
Equity in earnings (losses) of joint ventures	4.0	(25.5)
(Loss) gain on disposal activities	(52.5)	161.9
Transaction costs	(15.3)	(43.2)
Impairment of long-lived assets, including goodwill	(105.2)	(336.5)
Loss from operations	(158.0)	(271.7)
Other income	—	1.8
Interest expense	(0.5)	(40.5)
Loss before taxes	(158.5)	(310.4)
Income tax (benefit) expense	(41.7)	30.2
Net loss from discontinued operations	$(116.8)	$(340.6)

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020

Depreciation and amortization:
Property and equipment	$—	$4.6
Intangible assets and capitalized debt issuance costs	—	26.0
Payments for capital expenditures	(7.3)	(19.6)

The changes in the carrying value of goodwill by reportable segment for the year ended September 30, 2021 were as follows:

		Foreign
	September 30,	Exchange	September 30,
	2020	Impact	2021

	(in millions)
Americas	$2,617.1	$9.3	$2,626.4
International	867.1	9.0	876.1
Total	$3,484.2	$18.3	$3,502.5

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2021 and September 30, 2020, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2021			September 30, 2020
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$663.4	$(608.5)	$54.9	$662.8	$(585.9)	$76.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $22.6 million and $24.1 million for the years ended September 30, 2021 and 2020, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2022	$18.6
2023	18.2
2024	17.4
2025	0.7
Total	$54.9

4.           Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass through revenues for the years ended September 30, 2021, 2020 and 2019 were $7.2 billion, $7.1 billion and $7.4 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019

	(in millions)
Cost reimbursable	$5,319.4	$5,734.5	$5,958.2
Guaranteed maximum price	4,582.7	3,896.8	3,962.6
Fixed price	3,438.8	3,608.7	3,721.7
Total revenue	$13,340.9	$13,240.0	$13,642.5

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019

	(in millions)
Americas	$10,228.3	$10,138.3	$10,390.8
Europe, Middle East, Africa	1,588.1	1,620.3	1,752.1
Asia Pacific	1,524.5	1,481.4	1,499.6
Total revenue	$13,340.9	$13,240.0	$13,642.5

As of September 30, 2021, the Company had allocated $18.7 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $692.0 million and $592.7 million during the years ended September 30, 2021 and 2020, respectively, that was included in contract liabilities as of September 30, 2020 and 2019, respectively.

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

Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020

	(in millions)
Billed	$2,181.1	$2,467.3
Contract retentions	531.2	531.3
Total accounts receivable—gross	2,712.3	2,998.6
Allowance for doubtful accounts and credit losses	(92.8)	(77.9)
Total accounts receivable—net	$2,619.5	$2,920.7

Substantially all contract assets as of September 30, 2021 and September 30, 2020 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $140 million and $170 million as of September 30, 2021 and September 30, 2020, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the Purchaser discussed in Note 18 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client. These retention agreements vary from project to project and could be outstanding for several months or years.

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

No single client accounted for more than 10% of the Company’s outstanding receivables at September 30, 2021 and September 30, 2020.

The Company sold trade receivables to financial institutions, of which $263.6 million and $166.6 million were outstanding as of September 30, 2021 and September 30, 2020, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.           Property and Equipment

Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30,	September 30,	Useful Lives
	2021	2020	(years)

	(in millions)
Building and land	$14.4	$11.5	10	-	45
Leasehold improvements	351.2	343.2	1	-	20
Computer systems and equipment	602.1	557.4	3	-	12
Furniture and fixtures	112.7	134.8	3	-	10
Total	1,080.4	1,046.9
Accumulated depreciation and amortization	(681.5)	(665.2)
Property and equipment, net	$398.9	$381.7

Depreciation expense for the fiscal years ended September 30, 2021, 2020 and 2019 were $143.6 million, $163.4 million, and $137.5 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

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

Contractually required support provided to the Company’s joint ventures is discussed in Note 18.

Summary of financial information of the consolidated joint ventures is as follows:

	September 30,	September 30,
	2021	2020

	(in millions)
Current assets	$503.9	$536.3
Non-current assets	74.8	77.0
Total assets	$578.7	$613.3

Current liabilities	$400.3	$409.9
Non-current liabilities	1.5	1.5
Total liabilities	401.8	411.4
Total AECOM equity	74.0	113.9
Noncontrolling interests	102.9	88.0
Total owners’ equity	176.9	201.9
Total liabilities and owners’ equity	$578.7	$613.3

Total revenue of the consolidated joint ventures was $826.8 million, $787.6 million, and $1,095.2 million for the years ended September 30, 2021, 2020 and 2019, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30,	September 30,
	2021	2020

	(in millions)
Current assets	$1,323.2	$1,374.3
Non-current assets	1,001.6	465.8
Total assets	$2,324.8	$1,840.2

Current liabilities	$845.8	$953.4
Non-current liabilities	537.2	58.9
Total liabilities	1,383.0	1,012.3
Joint ventures’ equity	941.8	827.9
Total liabilities and joint ventures’ equity	$2,324.8	$1,840.2

AECOM’s investment in joint ventures	$328.9	$297.6

	Twelve Months Ended
	September 30,	September 30,
	2021	2020

	(in millions)
Revenue	$2,096.5	$3,058.9
Cost of revenue	2,051.2	2,993.1
Gross profit	$45.3	$65.8
Net income	$37.0	$59.8

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019

	(in millions)
Pass through joint ventures	$23.6	$34.1	$31.6
Other joint ventures	11.4	14.7	17.7
Total	$35.0	$48.8	$49.3

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

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2021		2020		2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$283.9	$1,440.3	$275.6	$1,311.3	$257.1	$1,188.8
Service cost	—	0.5	—	0.6	—	0.5
Participant contributions	0.1	0.3	—	0.3	0.1	0.3
Interest cost	4.3	21.6	6.8	22.4	9.5	29.7
Benefits and expenses paid	(18.5)	(48.6)	(18.4)	(42.9)	(17.6)	(41.3)
Actuarial (gain) loss	(3.7)	(4.7)	22.0	82.8	27.8	206.5
Plan settlements	(0.7)	(5.9)	(2.1)	(4.1)	(1.3)	(3.7)
Plan amendments	—	0.4	—	—	—	5.2
Foreign currency translation (gain) loss	—	66.9	—	69.9	—	(74.7)
Benefit obligation at end of year	$265.4	$1,470.8	$283.9	$1,440.3	$275.6	$1,311.3

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2021		2020		2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$129.6	$1,166.2	$129.3	$1,068.8	$131.4	$965.9
Actual return on plan assets	14.7	61.1	11.7	59.5	4.5	180.3
Employer contributions	13.7	25.2	9.1	27.7	12.2	28.2
Participant contributions	0.1	0.3	—	0.3	0.1	0.3
Benefits and expenses paid	(18.5)	(48.6)	(18.4)	(42.9)	(17.6)	(41.3)
Plan settlements	(0.7)	(5.9)	(2.1)	(4.1)	(1.3)	(3.7)
Foreign currency translation gain (loss)	—	53.5	—	56.9	—	(60.9)
Fair value of plan assets at end of year	$138.9	$1,251.8	$129.6	$1,166.2	$129.3	$1,068.8

	Fiscal Year Ended
	September 30, 2021		September 30, 2020		September 30, 2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(126.5)	$(219.0)	$(154.3)	$(274.1)	$(146.3)	$(242.5)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A
Net amount recognized at end of year	$(126.5)	$(219.0)	$(154.3)	$(274.1)	$(146.3)	$(242.5)

The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2021, 2020 and 2019:

	Fiscal Year Ended
	September 30, 2021		September 30, 2020		September 30, 2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$47.5	$—	$44.0	$—	$28.3
Accrued expenses and other current liabilities	(9.1)	—	(9.4)	—	(9.0)	—
Pension benefit obligations	(117.4)	(266.5)	(144.9)	(318.1)	(137.3)	(270.8)
Net amount recognized in the balance sheet	$(126.5)	$(219.0)	$(154.3)	$(274.1)	$(146.3)	$(242.5)

The following table details the reconciliation of amounts in the consolidated statements of stockholders’ equity for the fiscal years ended September 30, 2021, 2020 and 2019:

	Fiscal Year Ended
	September 30, 2021		September 30, 2020		September 30, 2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of amounts in consolidated statements of stockholders’ equity:
Prior service (cost) credit	$(0.1)	$(1.6)	$(0.1)	$(1.2)	$(0.7)	$(1.2)
Net loss	(116.5)	(279.5)	(134.5)	(297.7)	(122.4)	(233.0)
Total recognized in accumulated other comprehensive loss	$(116.6)	$(281.1)	$(134.6)	$(298.9)	$(123.1)	$(234.2)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for fiscal years ended September 30, 2021, 2020 and 2019:

	Fiscal Year Ended
	September 30, 2021		September 30, 2020		September 30, 2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.5	$—	$0.6	$—	$0.5
Interest cost on projected benefit obligation	4.3	21.6	6.8	22.4	9.5	29.7
Expected return on plan assets	(6.5)	(43.5)	(7.0)	(37.5)	(9.0)	(38.1)
Amortization of prior service costs (credits)	—	0.1	0.1	0.1	0.1	(0.1)
Amortization of net loss	5.9	9.2	4.7	8.6	3.7	4.1
Curtailment loss recognized	—	—	0.5	—	—	—
Settlement loss recognized	0.2	0.8	0.6	0.5	0.2	0.8
Net periodic benefit cost	$3.9	$(11.3)	$5.7	$(5.3)	$4.5	$(3.1)

The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $9.3 million, $15.5 million, and $16.3 million in the years ended September 30, 2021, 2020 and 2019, respectively.

Amounts included in accumulated other comprehensive loss as of September 30, 2021 that are expected to be recognized as components of net periodic benefit cost during fiscal 2022 are (in millions):

	U.S.	Int’l
Amortization of prior service cost	$—	$(0.1)
Amortization of net actuarial losses	(5.6)	(7.4)
Total	$(5.6)	$(7.5)

The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2021		2020		2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Projected benefit obligation	$247.8	$1,248.8	$265.1	$1,216.6	$257.3	$1,141.9
Accumulated benefit obligation	247.8	1,243.9	265.1	1,211.5	257.3	1,132.7
Fair value of plan assets	138.9	982.4	129.6	898.5	129.3	871.2

Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $24.8 million to the international plans in fiscal 2022. The required minimum contributions for U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $11.4 million to U.S. plans in fiscal 2022.

The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int’l
2022	$21.0	$58.6
2023	21.4	57.4
2024	20.0	58.6
2025	19.7	60.1
2026	19.6	61.9
2027-2031	83.6	339.1
Total	$185.3	$635.7

The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2021		2020		2019
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Weighted-average assumptions to determine benefit obligation:
Discount rate	2.46%	1.98%	2.20%	1.67%	2.92%	1.81%
Salary increase rate	N/A	3.13%	N/A	2.68%	N/A	2.52%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	2.20%	1.67%	2.92%	1.81%	4.10%	2.91%
Salary increase rate	N/A	2.68%	N/A	2.52%	N/A	2.79%
Expected long-term rate of return on plan assets	6.80%	3.95%	7.30%	4.03%	7.00%	4.43%

Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

The following table summarizes the Company’s target allocation for 2021 and pension plan asset allocation, both U.S. and international, as of September 30, 2021 and 2020:

			Percentage of Plan Assets
			as of September 30,
	Target Allocations		2021		2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Asset Category:
Equities	40%	34%	41%	34%	47%	26%
Debt	48	54	44	53	42	54
Cash	2	2	5	3	1	4
Property and other	10	10	10	10	10	16
Total	100%	100%	100%	100%	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 6.80% and 3.95% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2021 for U.S. and non-U.S. plans, respectively.

As of September 30, 2021, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2021
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2021	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$49.8	$25.1	$24.7	$—	$—
Equity and debt securities	488.5	488.5	—	—	—
Investment funds:
Diversified and equity funds	81.2	60.5	16.7	4.0	—
Fixed income funds	29.3	25.0	4.3	—	—
Common collective funds	734.8	—	—	—	734.8
Derivative instruments	7.1	—	7.1	—	—
Total	$1,390.7	$599.1	$52.8	$4.0	$734.8

As of September 30, 2020, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2020
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2020	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$50.6	$20.2	$30.4	$—	$—
Equity and debt securities	442.3	442.3	—	—	—
Investment funds:
Diversified and equity funds	31.5	13.0	15.1	3.4	—
Fixed income funds	36.2	23.1	13.1	—	—
Common collective funds	707.5	—	—	—	707.5
Derivative instruments	27.7	—	27.7	—	—
Total	$1,295.8	$498.6	$86.3	$3.4	$707.5

Changes for the year ended September 30, 2021 in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

		Actual return	Actual return
		on plan assets,	on plan assets,			Change
	September 30,	relating to	relating to		Transfer	due to
	2020	assets still	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	held at	during the	sales and	(out of)	rate	2021
	balance	reporting date	period	settlements	Level 3	changes	Ending balance

(in millions)

Level 3 Assets	$3.4	$0.4	$—	$0.2	$—	$—	$4.0

Changes for the year ended September 30, 2020, in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

		Actual return	Actual return
		on plan assets,	on plan assets,			Change
	September 30,	relating to	relating to		Transfer	due to
	2019	assets still	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	held at	during the	sales and	(out of)	rate	2020
	balance	reporting date	period	settlements	Level 3	changes	Ending balance

(in millions)

Level 3 Assets	$26.8	$(0.2)	$(2.1)	$(25.4)	$3.2	$1.1	$3.4

Cash equivalents are mostly comprised of short-term money-market instruments and are valued at cost, which approximates fair value.

For investment funds not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker, or investment manager. These funds are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor or categorized as Level 3 if the custodian obtains uncorroborated quotes from a broker or investment manager.

Fixed income investment funds, not traded on an active exchange, categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers, or quoted prices of securities with similar characteristics.

Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2021, there were no material changes to the valuation techniques.

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

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $3.7 million and $4.0 million for the years ended September 30, 2021 and 2020, respectively. At September 30, 2021 and 2020, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

8. Debt

Debt consisted of the following:

	September 30,	September 30,
	2021	2020

	(in millions)
Credit Agreement	$1,155.3	$248.5
2024 Senior Notes	—	797.3
2027 Senior Notes	997.3	997.3
Other debt	83.0	41.9
Total debt	2,235.6	2,085.0
Less: Current portion of debt and short-term borrowings	(53.8)	(20.9)
Less: Unamortized debt issuance costs	(24.1)	(23.0)
Long-term debt	$2,157.7	$2,041.1

The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2021:

Fiscal Year
2022	$53.8
2023	45.9
2024	41.0
2025	35.1
2026	400.4
Thereafter	1,659.4
Total	$2,235.6

Credit Agreement

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to the Credit Agreement (the “Credit Agreement”), pursuant to which the Company amended and restated its Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. The Credit Agreement consists of a $1,150,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Term A Facility,” together with the Revolving Credit Facility, the “Credit Facilities”), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and the Letters of Credit thereunder may be issued, in U.S. dollars or certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses. The Credit Agreement permits and the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at the Company’s option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.50% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.50%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to the Company’s CO2 emissions and its percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the revolving credit facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric.

Some of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Company’s consolidated leverage ratio was 2.4 at September 30, 2021. As of September 30, 2021, the Company was in compliance with the covenants of the Credit Agreement.

The Credit Agreement contains customary affirmative covenants, including, among other things, compliance with applicable law, preservation of existence, maintenance of properties and of insurance, and keeping proper books and records. The Credit Agreement contains customary events of default, including, among other things, nonpayment of principal, interest or fees, cross-defaults to other debt, inaccuracies of representations and warranties failure to perform covenants, events of bankruptcy and insolvency, change of control and unsatisfied judgments, subject in certain cases to notice and cure periods and other exceptions.

On April 13, 2021, the Company entered into Amendment No. 10 to the Credit Agreement, pursuant to which the lenders thereunder provided a secured term “B” credit facility (the “Term B Facility”) to the Company in an aggregate principal amount of $700,000,000. The Term B Facility matures on April 13, 2028. The proceeds of the Term B Facility were used to fund the purchase price, fees and expenses in connection with the Company’s cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of its outstanding 5.875% Senior Notes due 2024.

The Term B Facility is subject to the same affirmative and negative covenants and events of default as the Term A Facility previously incurred pursuant to the existing Credit Agreement (except that the Financial Covenants in the Credit Agreement do not apply to the Term B Facility). The applicable interest rate for the Term B Facility is calculated at a per annum rate equal to, at the Company’s option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.75%.

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

At September 30, 2021 and September 30, 2020, letters of credit totaled $5.2 million and $19.0 million, respectively, under the Company’s revolving credit facilities. As of September 30, 2021 and September 30, 2020, the Company had $1,144.8 million and $1,331.0 million, respectively, available under its revolving credit facility.

2024 Senior Notes

On October 6, 2014, the Company completed a private placement offering of $800,000,000 aggregate principal amount of the unsecured 5.875% Senior Notes due 2024 (the “2024 Notes”).

On June 25, 2021, the Company redeemed the remaining principal amount of the 2024 Notes outstanding at such time. The redemption price of the 2024 Notes was 115.108% of the remaining outstanding aggregate principal amount, amounting to $217.5 million, plus accrued and unpaid interest. The amounts paid were funded using the proceeds from the additional draw down from the Term A Facility described above and cash on hand. The redemption of the 2024 Notes in the third quarter of fiscal 2021 resulted in a $117.5 million prepayment premium, which was included in interest expense.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2021, the estimated fair value of the 2027 Senior Notes was approximately $1,104.5 million. The fair value of the 2027 Senior Notes as of September 30, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

At any time and from time to time prior to December 15, 2026, the Company may redeem all or part of the 2027 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date. On or after December 15, 2026, the Company may redeem all or part of the 2027 Notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest on the redemption date.

The indenture pursuant to which the 2027 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2021.

URS Senior Notes

In connection with the 2014 acquisition of the URS Corporation (URS), the Company assumed the URS 5.00% Senior Notes due 2022 (the “2022 URS Senior Notes”).

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

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2021 and September 30, 2020, these outstanding standby letters of credit totaled $478.5 million and $510.1 million, respectively. As of September 30, 2021, the Company had $463.6 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements and excluding the effects of prepayment premiums included in interest expense, during the years ended September 30, 2021, 2020 and 2019 was 4.4%, 5.3% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2021, 2020 and 2019 of $10.2 million, $5.4 million and $5.0 million, respectively.

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

The notional principal, fixed rates and related effective and expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

September 30, 2021
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	200.0	2.60%	March 2018	February 2023
USD	400.0	1.349%	February 2023	March 2028

September 30, 2020
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	200.0	2.60%	March 2018	February 2023

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

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2021, 2020 and 2019.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments and were not material at September 30, 2021 or 2020.

See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2021, 2020 and 2019. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

The components of lease expenses are as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020

	(in millions)
Operating lease cost	$186.5	$191.6
Finance lease cost:
Amortization of right-of-use assets	13.0	17.1
Interest on lease liabilities	2.0	1.9
Variable lease cost	35.5	36.5
Total lease cost	$237.0	$247.1

Additional balance sheet information related to leases is as follows:

		As of
(in millions except as noted)	Balance Sheet Classification	September 30, 2021	September 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$607.1	$652.1
Finance lease assets	Property and equipment – net	44.4	29.1
Total lease assets		$651.5	$681.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$157.3	$168.4
Finance lease liabilities	Current portion of long-term debt	13.4	9.8
Total current lease liabilities		170.7	178.2
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	679.1	745.3
Finance lease liabilities	Long-term debt	32.1	22.0
Total non-current lease liabilities		$711.2	$767.3

	As of
	September 30, 2021	September 30, 2020
Weighted average remaining lease term (in years):
Operating leases	6.9	7.3
Finance leases	3.5	3.3
Weighted average discount rates:
Operating leases	4.3%	4.6%
Finance leases	4.3%	4.7%

Additional cash flow information related to leases is as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$221.4	$208.7
Operating cash flows from finance leases	2.0	1.8
Financing cash flows from finance leases	13.7	14.7
Right-of-use assets obtained in exchange for new operating leases	102.7	126.9
Right-of-use assets obtained in exchange for new finance leases	28.5	26.4

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2022	$190.0	$15.2
2023	156.2	14.9
2024	134.7	11.7
2025	114.9	5.8
2026	91.6	1.5
Thereafter	286.8	—
Total lease payments	$974.2	$49.1
Less: Amounts representing interest	$(137.8)	$(3.6)
Total lease liabilities	$836.4	$45.5

12.         Stockholders’ Equity

Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

13.         Share-Based Payments

Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company’s insider trading policy. Compensation expense for the employer contributions related to AECOM stock issued under defined contribution plans during fiscal years ended September 30, 2021, 2020 and 2019 was $26.1 million, $33.7 million, and $32.3 million, respectively.

Stock Incentive Plans—Under the 2020 Stock Incentive Plan, the Company has up to 12.1 million securities remaining available for future issuance as of September 30, 2021. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant.  Unexercised options expire seven years after date of grant.

During the three years in the period ended September 30, 2021, option activity was as follows:

	Number of	Weighted
	Options	Average
	(in millions)	Exercise Price
Balance, September 30, 2018	0.6	31.62
Granted	—	—
Exercised	—	—
Cancelled	(0.5)	(31.62)
Balance, September 30, 2019	0.1	31.62
Granted	0.3	38.72
Exercised	—	—
Cancelled	—	—
Balance, September 30, 2020	0.4	36.41
Granted	—	—
Exercised	(0.1)	31.62
Cancelled	—	—
Balance, September 30, 2021	0.3	38.72
Exercisable as of September 30, 2019	0.1	31.62
Exercisable as of September 30, 2020	0.1	31.62
Exercisable as of September 30, 2021	—	—

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

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $52.76, $42.99, and $27.53 during the years ended September 30, 2021, 2020 and 2019, respectively. The weighted average grant date fair value of restricted stock unit awards was $49.21, $41.90 and $27.73 during the years ended September 30, 2021, 2020 and 2019, respectively. Total compensation expense related to these share-based payments including stock options was $44.7 million, $54.2 million, and $63.8 million during the years ended September 30, 2021, 2020 and 2019, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2021 and 2020 was $45.6 million and $50.0 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

14.         Income Taxes

Income before income taxes included income from domestic operations of $98.6 million, $52.9 million, and $133.0 million for fiscal years ended September 30, 2021, 2020 and 2019 and income from foreign operations of $310.2 million, $179.7 million, and $116.2 million for fiscal years ended September 30, 2021, 2020 and 2019.

Income tax expense was comprised of:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019

	(in millions)
Current:
Federal	$32.2	$21.8	$(17.3)
State	6.8	12.7	29.8
Foreign	53.2	55.7	41.7
Total current income tax expense	92.2	90.2	54.2
Deferred:
Federal	(28.8)	(21.8)	(26.1)
State	18.8	12.8	(24.6)
Foreign	6.8	(35.4)	10.0
Total deferred income tax benefit	(3.2)	(44.4)	(40.7)
Total income tax expense	$89.0	$45.8	$13.5

The major elements contributing to the difference between the U.S. federal statutory rate of 21% for fiscal years ended September 30, 2021, 2020 and 2019 and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%

	(in millions)
Tax at federal statutory rate	$85.8	21.0%	$48.8	21.0%	$52.0	21.0%
State income tax, net of federal benefit	8.0	2.0	8.4	3.6	7.0	2.8
Foreign residual income	45.6	11.1	39.5	17.0	35.8	14.5
Valuation allowance	12.4	3.0	(15.9)	(6.9)	(26.5)	(10.7)
Audit settlement	10.4	2.5	—	—	(4.6)	(1.9)
Foreign tax rate differential	8.8	2.1	3.2	1.4	(3.1)	(1.3)
Change in uncertain tax positions	8.5	2.1	(8.3)	(3.6)	5.6	2.3
Nondeductible costs	6.0	1.5	15.8	6.8	7.6	3.1
Income tax credits and incentives	(51.3)	(12.5)	(47.8)	(20.6)	(44.7)	(18.1)
Tax rate changes	(26.8)	(6.5)	(0.5)	(0.2)	(1.9)	(0.8)
Return to provision	(9.5)	(2.3)	5.1	2.2	(0.2)	(0.1)
Exclusion of tax on non-controlling interests	(6.1)	(1.5)	(3.4)	(1.5)	(5.3)	(2.1)
Tax exempt income	(5.4)	(1.3)	(5.1)	(2.2)	(3.9)	(1.6)
Other items, net	2.6	0.6	6.0	2.7	(4.3)	(1.7)
Total income tax expense	$89.0	21.8%	$45.8	19.7%	$13.5	5.4%

During fiscal 2021, the United Kingdom enacted a corporate tax rate increase from 19% to 25% beginning April 2023 requiring deferred tax assets and liabilities to be remeasured. The remeasurement resulted in a $25.9 million tax benefit, which is included in tax rate changes above.

During fiscal 2021, the Company partially settled its U.S. federal audit for fiscal 2015 and 2016 and recorded tax expense of $13.2 million due primarily to changes in tax attributes.

During fiscal 2020, the Company approved a tax planning strategy and restructured certain operations in Canada which resulted in a release of a valuation allowance related to net operating losses and other deferred tax assets of $31.7 million. The Company is now forecasting the utilization of the net operating losses within the foreseeable future. The positive evidence was evaluated against any negative evidence to determine the valuation allowance was no longer needed.

During fiscal 2019, the Company reevaluated a valuation allowance of $38.1 million against foreign tax credits in the U.S. based on new positive evidence related to the issuance of regulations related to The Tax Cuts and Jobs Act (Tax Act) and forecasting the utilization of the foreign tax credits within the foreseeable future. Based on the weighing of all positive and negative evidence the Company determined that a valuation allowance was no longer needed and released the valuation allowance resulting in a tax benefit of $38.1 million.

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

The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020

	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$130.0	$119.4
Net operating loss carryforwards	169.8	173.2
Self-insurance reserves	12.3	17.6
Research and experimentation and other tax credits	117.2	112.9
Pension liability	87.7	95.1
Accrued liabilities	284.7	307.6
Capital loss carryforward	62.0	104.8
Other	37.3	26.0
Total deferred tax assets	901.0	956.6
Deferred tax liabilities:
Unearned revenue	(19.8)	(40.3)
Depreciation and amortization	(116.5)	(106.7)
Acquired intangible assets	(19.4)	(24.5)
Investment in subsidiaries	(13.4)	(10.9)
Right of use assets	(145.6)	(164.9)
Contingent consideration	(33.8)	(33.6)
Total deferred tax liabilities	(348.5)	(380.9)
Valuation allowance	(197.7)	(217.5)
Net deferred tax assets	$354.8	$358.2

As of September 30, 2021, and 2020, the Company has available unused foreign and state net operating loss (NOL) carryforwards of $667.0 million and $710.2 million, respectively, which expire at various dates over the next several years and capital loss carryforwards of $184.1 million and $355.7 million, respectively, which expire in 2025 and 2026; some foreign NOL carryforwards never expire. In addition, as of September 30, 2021, the Company has unused federal and state research and development credits of $75.7 million and $23.4 million, respectively, and other credits of $18.1 million which expire at various dates over the next several years.

As of September 30, 2021, and 2020, gross deferred tax assets were $901.0 million and $956.6 million, respectively. The Company has recorded a valuation allowance of $197.7 million and $217.5 million as of September 30, 2021 and 2020, respectively, primarily related to foreign and state net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company’s assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $703.3 million will be realized and, as such, no additional valuation allowance has been provided. The net decrease in the valuation allowance of $19.8 million is primarily attributable to a decrease in valuation allowances of $49.5 million related to capital losses, partially offset by increases in valuation allowances of $29.6 million for foreign unbenefitable losses.

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

As of September 30, 2021, and 2020, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $62.8 million and $65.8 million, respectively. The gross unrecognized tax benefits as of September 30, 2021 and 2020 were $46.4 million and $47.1 million, respectively, excluding interest, penalties, and related tax benefit. Of the $46.4 million, approximately $40.1 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020

	(in millions)
Balance at the beginning of the year	$47.1	$55.7
Gross increase in current period’s tax positions	4.3	2.8
Gross increase in prior years’ tax positions	7.5	—
Gross decrease in prior years’ tax positions	—	(7.9)
Decrease due to settlement with tax authorities	(1.3)	(0.5)
Decrease due to lapse of statute of limitations	—	(3.5)
Gross change due to foreign exchange fluctuations	(11.2)	0.5
Balance at the end of the year	$46.4	$47.1

The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2021, the accrued interest and penalties were $20.0 million and $3.9 million, respectively, excluding any related income tax benefits. As of September 30, 2020, the accrued interest and penalties were $18.9 million and $2.7 million, respectively, excluding any related income tax benefits.

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

The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2021	2020	2019

	(in millions)
Denominator for basic earnings per share	147.3	159.0	157.0
Potential common shares	2.4	2.3	2.7
Denominator for diluted earnings per share	149.7	161.3	159.7

16.         Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2021	2020

	(in millions)
Accrued salaries and benefits	$661.8	$675.7
Accrued contract costs	1,202.1	1,137.5
Other accrued expenses	310.3	436.5
	$2,174.2	$2,249.7

Accrued contract costs above include balances related to professional liability accruals of $736.4 million and $596.0 million as of September 30, 2021 and 2020, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2021 and 2020. The Company did not have material revisions to estimates for contracts where revenue is recognized using the percentage-of-completion method during the twelve months ended September 30, 2021. In the first quarter of fiscal 2019, the Company commenced a restructuring plan to improve profitability. The Company incurred restructuring expenses of $48.8 million, including personnel and other costs of $37.8 million and real estate costs of $11.0 million during the year ended September 30, 2021, of which $5.2 million was accrued and unpaid at September 30, 2021. The Company incurred restructuring expenses of $188.3 million, including personnel and other costs of $149.2 million and real estate costs of $39.1 million during the year ended September 30, 2020, of which $56.2 million was accrued and unpaid at September 30, 2020. In connection with this restructuring plan, the Company evaluated its real estate portfolio to better align with the ongoing business. The Company identified certain long-lived assets that were no longer recoverable, and recorded an impairment of $27.4 million in Impairment of long-lived assets, including goodwill during the fourth quarter of fiscal 2019. Fair value of the long-lived assets was determined primarily using Level 3 inputs, such as discounted cash flows.

17.         Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the years ended September 30, 2021, 2020 and 2019 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2018	$(202.3)	$(502.2)	$1.2	$(703.3)
Other comprehensive income (loss) before reclassification	(107.2)	(46.5)	(17.2)	(170.9)
Amounts reclassified from accumulated other comprehensive loss	6.8	—	3.2	10.0
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive income (loss) before reclassification	(72.5)	(18.6)	(5.3)	(96.4)
Amounts reclassified from accumulated other comprehensive loss	32.4	—	9.5	41.9
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive income (loss) before reclassification	14.6	(12.8)	0.8	2.6
Amounts reclassified from accumulated other comprehensive loss	12.0	—	3.7	15.7
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)

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

At September 30, 2021, the Company was contingently liable in the amount of approximately $483.0 million in issued standby letters of credit and $4.3 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At September 30, 2021, the Company has capital commitments of $19.3 million to the Fund over the next 7 years.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Fiscal Year Ended September 30, 2021:
Revenue	$10,226.3	$3,112.6	$2.0	$—	$13,340.9
Gross profit	631.6	164.8	2.0	—	798.4
Equity in earnings of joint ventures	11.4	12.2	11.4	—	35.0
General and administrative expenses	—	—	(11.1)	(143.9)	(155.0)
Restructuring costs	—	—	—	(48.8)	(48.8)
Operating income	643.0	177.0	2.3	(192.7)	629.6
Segment assets	7,204.6	2,764.5	234.6	1,390.9
Gross profit as a % of revenue	6.2%	5.3%			6.0%

Fiscal Year Ended September 30, 2020:
Revenue	$10,131.5	$3,101.7	$6.8	$—	$13,240.0
Gross profit	580.5	122.2	6.9	—	709.6
Equity in earnings of joint ventures	19.8	14.3	14.7	—	48.8
General and administrative expenses	—	—	(8.6)	(180.0)	(188.6)
Restructuring costs	—	—	—	(188.3)	(188.3)
Operating income	600.3	136.5	13.0	(368.3)	381.5
Segment assets	8,104.4	2,454.0	198.0	1,625.8
Gross profit as a % of revenue	5.7%	3.9%			5.4%

Fiscal Year Ended September 30, 2019:
Revenue	$10,382.6	$3,251.7	$8.2	$—	$13,642.5
Gross profit	511.5	91.9	8.3	—	611.7
Equity in earnings of joint ventures	17.7	13.9	17.7	—	49.3
General and administrative expenses	—	—	(5.0)	(143.2)	(148.2)
Restructuring costs	—	—	—	(95.4)	(95.4)
Gain on disposal activities	—	3.6	—	—	3.6
Impairment of long lived assets	(10.8)	(4.4)	—	(9.7)	(24.9)
Operating income	518.4	105.0	21.0	(248.3)	396.1
Segment assets	7,437.3	2,247.1	197.8	718.4
Gross profit as a % of revenue	4.9%	2.8%			4.5%

Geographic Information:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
Long-Lived Assets	2021	2020	2019

	(in millions)
Americas	3,922.8	3,733.2	3,399.1
Europe, Middle East, Africa	872.3	875.8	738.8
Asia Pacific	405.0	375.3	272.4
Total	5,200.1	4,984.3	4,410.3

Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20.         Major Clients

No single client accounted for 10% or more of the Company’s revenue in any of the past five fiscal years. Approximately 8%, 8%, and 9% of the Company’s revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2021, 2020 and 2019, respectively.

21.         Quarterly Financial Information—Unaudited

In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

	First	Second	Third	Fourth
Fiscal Year 2021:	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Revenue	$3,313.2	$3,265.5	$3,408.4	$3,353.8
Cost of revenue	3,128.8	3,070.3	3,206.8	3,136.6
Gross profit	184.4	195.2	201.6	217.2

Equity in earnings of joint ventures	8.2	7.2	8.2	11.4
General and administrative expenses	(38.4)	(36.0)	(36.3)	(44.3)
Restructuring costs	(13.0)	(8.8)	(13.0)	(14.0)
Income from operations	141.2	157.6	160.5	170.3

Other income	3.9	3.5	4.5	5.7
Interest expense	(30.7)	(32.8)	(149.0)	(25.9)
Income from continuing operations before taxes	114.4	128.3	16.0	150.1
Income tax expense (benefit) for continuing operations	25.6	35.1	(17.8)	46.1
Net income from continuing operations	88.8	93.2	33.8	104.0
Net loss from discontinued operations	(55.8)	(47.9)	(15.4)	2.3
Net income	33.0	45.3	18.4	106.3

Net income attributable to noncontrolling interests from continuing operations	(5.4)	(4.9)	(5.9)	(8.9)
Net income attributable to noncontrolling interests from discontinued operations	(1.5)	(1.0)	(1.0)	(1.2)
Net income attributable to noncontrolling interests	(6.9)	(5.9)	(6.9)	(10.1)

Net income attributable to AECOM from continuing operations	83.4	88.3	27.9	95.1
Net loss attributable to AECOM from discontinued operations	(57.3)	(48.9)	(16.4)	1.1
Net income attributable to AECOM	$26.1	$39.4	$11.5	$96.2

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.55	$0.60	$0.19	$0.66
Basic discontinued operations per share	$(0.38)	$(0.33)	$(0.11)	$0.01
Basic earnings per share	$0.17	$0.27	$0.08	$0.67

Diluted continuing operations per share	$0.54	$0.59	$0.19	$0.65
Diluted discontinued operations per share	$(0.37)	$(0.33)	$(0.11)	$0.01
Diluted earnings per share	$0.17	$0.26	$0.08	$0.66

Weighted average shares outstanding:
Basic	151.4	147.8	146.1	143.8
Diluted	153.7	149.5	148.9	146.6

	First	Second	Third	Fourth
Fiscal Year 2020:	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Revenue	$3,235.6	$3,245.7	$3,189.7	$3,569.0
Cost of revenue	3,069.8	3,076.9	3,004.6	3,379.1
Gross profit	165.8	168.8	185.1	189.9

Equity in earnings of joint ventures	9.9	13.5	8.6	16.8
General and administrative expenses	(43.6)	(41.0)	(54.5)	(49.5)
Restructuring costs	(44.9)	(31.2)	(20.3)	(91.9)
Income from operations	87.2	110.1	118.9	65.3

Other income	4.0	2.4	3.1	1.6
Interest expense	(40.4)	(37.1)	(35.0)	(47.5)
Income from continuing operations before taxes	50.8	75.4	87.0	19.4
Income tax expense (benefit) for continuing operations	15.9	21.7	(7.2)	15.3
Net income from continuing operations	34.9	53.7	94.2	4.1
Net income (loss) from discontinued operations	18.2	(130.7)	(0.1)	(228.0)
Net income (loss)	53.1	(77.0)	94.1	(223.9)

Net income attributable to noncontrolling interests from continuing operations	(4.0)	(5.2)	(3.1)	(4.2)
Net income attributable to noncontrolling interests from discontinued operations	(8.5)	(3.9)	(1.6)	(2.2)
Net income attributable to noncontrolling interests	(12.5)	(9.1)	(4.7)	(6.4)

Net income (loss) attributable to AECOM from continuing operations	30.9	48.5	91.1	(0.1)
Net income (loss) attributable to AECOM from discontinued operations	9.7	(134.6)	(1.7)	(230.2)
Net income (loss) attributable to AECOM	$40.6	$(86.1)	$89.4	$(230.3)
Net income attributable to AECOM per share:
Basic continuing operations per share	$0.20	$0.31	$0.57	$—
Basic discontinued operations per share	$0.06	$(0.85)	$(0.01)	$(1.44)
Basic earnings per share	$0.26	$(0.54)	$0.56	$(1.44)

Diluted continuing operations per share	$0.19	$0.30	$0.56	$—
Diluted discontinued operations per share	$0.06	$(0.84)	$(0.01)	$(1.44)
Diluted earnings per share	$0.25	$(0.54)	$0.55	$(1.44)

Weighted average shares outstanding:
Basic	157.3	158.6	160.1	160.0
Diluted	160.6	160.7	161.8	160.0

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at	Additions		Other and	Balance at
	Beginning	Charged to Cost		Foreign	the End of
	of Year	of Revenue	Deductions(a)	Exchange Impact	the Year
Allowance for Doubtful Accounts
Fiscal Year 2021	$77.9	$29.1	$(14.9)	$0.7	$92.8
Fiscal Year 2020	$56.5	$37.6	$(16.4)	$0.2	$77.9
Fiscal Year 2019	$54.2	$23.9	$(21.0)	$(0.6)	$56.5
(a)	Primarily relates to accounts written-off and recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2021 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2021. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2021 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company expects to incur restructuring costs of approximately $20 million to $30 million in fiscal year 2022 primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for the restructuring are expected to be approximately $20 million to $30 million.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plans” of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)	The Company’s Consolidated Financial Statements at September 30, 2021 and 2020 and for each of the three years in the period ended September 30, 2021 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.
(2)	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2021, 2020 and 2019.
(3)	See Exhibits and Index to Exhibits, below.
(b)	Exhibits.

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/2014
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Amended and Restated Bylaws.	8-K	3.2	11/15/2018
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Description of Registrant’s Securities.	10-K	4.2	11/19/2020
4.3	Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.4	First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.3	3/14/2018
4.5	Second Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	10-Q	10.2	5/6/2020

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.6	Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014
4.7	Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.8	Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.9	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/2016
4.10	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.11	Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.12	Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer.	10-K	4.21	11/13/2018

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.13	Amendment No. 7 to Credit Agreement, dated as of January 28, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A, as administrative agent.	8-K	10.1	2/3/2020
4.14	Amendment No. 8 to the Credit Agreement, dated as of May 1, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as of administrative agent.	10-Q	10.3	5/6/2020
4.15	2021 Refinancing Amendment to Credit Agreement, dated as of February 8, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	10-Q	10.2	2/10/2021
4.16	Amendment No. 10 to Credit Agreement, dated as of April 13, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	4/13/2021
4.17	Amendment No. 11 to Credit Agreement, dated as of June 25, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	6/25/2021
10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives.	10-Q	10.1	2/7/2018
10.2#	Employment Agreement between AECOM Technology Corporation and Randall A. Wotring, dated as of January 1, 2015.	10-Q	10.2	2/11/2015
10.3#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.4#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.5#	Form of Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012
10.6#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.7#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.8#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/2016
10.9#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/2016

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.10#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/2016
10.11#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/2016
10.12#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria.	8-K	10.1	12/15/2016
10.13#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.14#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.15#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.16#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.17#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.18#	AECOM Amended and Restated Employee Stock Purchase Plan.	DEF 14A	Annex A	1/23/2019
10.19#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2019).	10-Q	10.1	2/6/2019
10.20#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2020).	10-Q	10.1	2/5/2020
10.21	Agreement, dated as of November 22, 2019, by and among AECOM and Starboard Value LP and the other parties set forth therein.	8-K	10.1	11/22/2019
10.22#	Letter Agreement between AECOM and Michael S. Burke effective March 11, 2020.	10-Q	10.4	5/6/2020
10.23#	AECOM 2020 Stock Incentive Plan.	DEF 14A	Annex A	1/23/2020
10.24#	Letter Agreement between AECOM and W. Troy Rudd dated June 13, 2020.	10-Q	10.1	8/5/2020
10.25#	Letter Agreement between AECOM and Lara Poloni dated June 13, 2020.	10-Q	10.2	8/5/2020
10.26#	Senior Leadership Severance Plan.	10-Q	10.3	8/5/2020
10.27#	Employment Agreement, dated October 19, 2020, by and between AECOM Australia Pty Ltd and Lara Poloni.	10-K	10.33	11/19/2020
10.28#	Separation and Release Agreement, dated as of October 2, 2020, by and between AECOM and Steve Morriss.	10-K	10.34	11/19/2020
10.29#	Separation and Release Agreement, dated October 2, 2020, by and between AECOM and Randall A. Wotring.	10-K	10.35	11/19/2020

Incorporated by
Reference (Exchange Act
Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.30#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2021)	10-Q	10.1	2/10/21
21.1	Subsidiaries of AECOM.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure.				X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 31, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 31, 2021, formatted in Inline XBRL.				X
#	Management contract or compensatory plan or arrangement.
*	Document has been furnished and not filed.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

By:	/s/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer
(Principal Financial Officer)
Date:	November 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. TROY RUDD W. Troy Rudd	Chief Executive Officer (Principal Executive Officer)	November 17, 2021

/s/ GAURAV KAPOOR Gaurav Kapoor	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	November 17, 2021

/s/ BRADLEY W. BUSS Bradley W. Buss	Director	November 17, 2021

/s/ ROBERT G. CARD Robert G. Card	Director	November 17, 2021

/s/ DIANE C. CREEL	Director	November 17, 2021
Diane C. Creel

/s/ JACQUELINE C. HINMAN Jacqueline C. Hinman	Director	November 17, 2021

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	November 17, 2021

/s/ CLARENCE T. SCHMITZ Clarence T. Schmitz	Director	November 17, 2021

/s/ DOUGLAS W. STOTLAR	Director (Chairman)	November 17, 2021
Douglas W. Stotlar

/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director	November 17, 2021

/s/ SANDER VAN’T NOORDENDE	Director	November 17, 2021
Sander van’t Noordende

/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 17, 2021