Form 10-Q
period 2021-12-31
AECOM
filed 2022-02-09
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 4, 2022, 141,342,777 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	December 31,	September 30,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$967,789	$1,120,790
Cash in consolidated joint ventures	114,604	108,406
Total cash and cash equivalents	1,082,393	1,229,196
Accounts receivable—net	2,581,708	2,619,491
Contract assets	1,349,285	1,369,031
Prepaid expenses and other current assets	741,739	739,044
Current assets held for sale	107,849	139,426
Income taxes receivable	67,294	77,355
TOTAL CURRENT ASSETS	5,930,268	6,173,543
PROPERTY AND EQUIPMENT—NET	400,902	398,876
DEFERRED TAX ASSETS—NET	373,301	360,260
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	327,500	328,906
GOODWILL	3,497,763	3,502,499
INTANGIBLE ASSETS—NET	50,174	54,867
OTHER NON-CURRENT ASSETS	278,117	307,927
OPERATING LEASE RIGHT-OF-USE ASSETS	584,993	607,076
TOTAL ASSETS	$11,443,018	$11,733,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6,718	$4,369
Accounts payable	2,044,125	2,090,479
Accrued expenses and other current liabilities	2,263,126	2,174,201
Income taxes payable	57,671	50,511
Contract liabilities	1,011,811	1,058,643
Current liabilities held for sale	88,606	94,043
Current portion of long-term debt	41,406	49,469
TOTAL CURRENT LIABILITIES	5,513,463	5,521,715
OTHER LONG-TERM LIABILITIES	106,872	145,444
OPERATING LEASE LIABILITIES, NON-CURRENT	653,785	679,059
LONG-TERM LIABILITIES HELD FOR SALE	7,565	11,095
DEFERRED TAX LIABILITY-NET	5,693	5,420
PENSION BENEFIT OBLIGATIONS	371,520	383,904
LONG-TERM DEBT	2,157,881	2,157,740
TOTAL LIABILITIES	8,816,779	8,904,377

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of December 31, 2021 and September 30, 2021; issued and outstanding 141,335,424 and 143,168,815 shares as of December 31, 2021 and September 30, 2021, respectively	1,413	1,432
Additional paid-in capital	4,085,333	4,115,541
Accumulated other comprehensive loss	(899,172)	(900,377)
Accumulated deficits	(676,902)	(504,126)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,510,672	2,712,470
Noncontrolling interests	115,567	117,107
TOTAL STOCKHOLDERS’ EQUITY	2,626,239	2,829,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,443,018	$11,733,954

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2021	2020
Revenue	$3,266,716	$3,313,155
Cost of revenue	3,066,512	3,128,785
Gross profit	200,204	184,370

Equity in earnings of joint ventures	7,950	8,201
General and administrative expenses	(36,501)	(38,360)
Restructuring costs	(3,371)	(13,038)
Income from operations	168,282	141,173

Other income	2,874	3,853
Interest expense	(25,383)	(30,651)
Income from continuing operations before taxes	145,773	114,375
Income tax expense for continuing operations	22,556	25,601
Net income from continuing operations	123,217	88,774
Net loss from discontinued operations	(61,940)	(55,752)
Net income	61,277	33,022

Net income attributable to noncontrolling interests from continuing operations	(5,456)	(5,414)
Net loss (income) attributable to noncontrolling interests from discontinued operations	5,727	(1,480)
Net loss (income) attributable to noncontrolling interests	271	(6,894)

Net income attributable to AECOM from continuing operations	117,761	83,360
Net loss attributable to AECOM from discontinued operations	(56,213)	(57,232)
Net income attributable to AECOM	$61,548	$26,128

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.83	$0.55
Basic discontinued operations per share	$(0.40)	$(0.38)
Basic earnings per share	$0.43	$0.17

Diluted continuing operations per share	$0.81	$0.54
Diluted discontinued operations per share	$(0.38)	$(0.37)
Diluted earnings per share	$0.43	$0.17

Weighted average shares outstanding:
Basic	141,778	151,424
Diluted	144,637	153,744

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31,	December 31,
	2021	2020

Net income	$61,277	$33,022

Other comprehensive income, net of tax:
Net unrealized gain on derivatives, net of tax	3,549	889
Foreign currency translation adjustments	(5,197)	51,951
Pension adjustments, net of tax	2,733	(10,753)
Other comprehensive income, net of tax	1,085	42,087
Comprehensive income	62,362	75,109
Noncontrolling interests in comprehensive loss (income) of consolidated subsidiaries, net of tax	391	(7,099)
Comprehensive income attributable to AECOM	$62,753	$68,010

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated	Retained	Total
		Additional	Other	Earnings/	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	(Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits)	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544
Net income	—	—	—	26,128	26,128	6,894	33,022
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	41,882	—	41,882	205	42,087
Issuance of stock	15	9,094	—	—	9,109	—	9,109
Repurchases of stock	(99)	(21,722)	—	(447,036)	(468,857)	—	(468,857)
Stock based compensation	—	15,363	—	—	15,363	—	15,363
Other transactions with noncontrolling interests	—	—	—	—	—	2,307	2,307
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(13,070)	(13,070)
Contributions from noncontrolling interests	—	—	—	—	—	79	79
Distributions to noncontrolling interests	—	—	—	—	—	(5,428)	(5,428)
BALANCE AT DECEMBER 31, 2020	$1,486	$4,038,149	$(876,792)	$(254,639)	$2,908,204	$111,973	$3,020,177

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	61,548	61,548	(271)	61,277
Dividends declared	—	—	—	(21,506)	(21,506)	—	(21,506)
Other comprehensive income (loss)	—	—	1,205	—	1,205	(120)	1,085
Issuance of stock	19	9,430	—	—	9,449	—	9,449
Repurchases of stock	(38)	(49,452)	—	(212,818)	(262,308)	—	(262,308)
Stock based compensation	—	9,814	—	—	9,814	—	9,814
Other transactions with noncontrolling interests	—	—	—	—	—	(153)	(153)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(998)	(998)
BALANCE AT DECEMBER 31, 2021	$1,413	$4,085,333	$(899,172)	$(676,902)	$2,510,672	$115,567	$2,626,239

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,277	$33,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,373	39,523
Equity in earnings of unconsolidated joint ventures	(4,600)	(15,877)
Distribution of earnings from unconsolidated joint ventures	10,287	12,780
Non-cash stock compensation	9,814	15,363
Impairment of long-lived assets	—	95,814
Loss on disposal activities	42,095	11,334
Foreign currency translation	280	7,954
Other	2,254	4,276
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	88,131	2,069
Prepaid expenses and other assets	30,377	(133,598)
Accounts payable	(54,711)	(119,025)
Accrued expenses and other current liabilities	89,260	(31,951)
Contract liabilities	(46,832)	97,348
Other long-term liabilities	(74,150)	(11,928)
Net cash provided by operating activities	194,855	7,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for sale of discontinued operations including cash disposed	(18,149)	(90,159)
Investment in unconsolidated joint ventures	(6,027)	(36,080)
Return of investment in unconsolidated joint ventures	1,602	2,808
Proceeds from sale of investments	6,122	3,436
Proceeds from disposal of property and equipment	546	9,629
Payments for capital expenditures	(32,665)	(30,902)
Net cash used in investing activities	(48,571)	(141,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	441,013	409,710
Repayments of borrowings under credit agreements	(459,675)	(415,106)
Proceeds from issuance of common stock	8,366	8,099
Payments to repurchase common stock	(262,308)	(468,857)
Net distributions to noncontrolling interests	(996)	(5,349)
Other financing activities	(15,303)	2,035
Net cash used in financing activities	(288,903)	(469,468)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(790)	6,912
NET DECREASE IN CASH AND CASH EQUIVALENTS	(143,409)	(596,720)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,234,792	1,818,249
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,091,383	1,221,529
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(8,990)	(176,781)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,082,393	$1,044,748

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2021 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report. Certain reclassifications were made to the prior year to conform to current year presentation. Prior period's disaggregated revenue by geographic region reclassifies the India business to Europe, Middle East and Africa to conform with current operations.

The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2022.

As discussed in more detail in Note 3, the Company concluded that its self-perform at-risk construction businesses met the criteria for held for sale beginning in the first quarter of fiscal year 2020 and met the criteria for discontinued operation classification. As a result, the self-perform at-risk construction businesses are presented in the consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the consolidated balance sheets as assets and liabilities held for sale.

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

2.    New Accounting Pronouncements and Changes in Accounting

In June 2016, the Financial Accounting Standards Board (FASB) issued a new credit loss standard that changes the impairment model for most financial assets and some other instruments. The new guidance replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the new guidance effective October 1, 2020 using a modified retrospective approach that resulted in an $8.0 million, net of tax, reduction to retained earnings without restating comparative periods. Additional disclosures regarding the adoption can be found in Note 4.

In August 2018, the FASB issued new accounting guidance for the disclosure requirements of defined benefit pension plans. The amended guidance eliminates certain disclosure requirements that were no longer considered to be cost beneficial. The Company adopted the new guidance starting on October 1, 2021. Adoption of the new guidance did not have a significant impact on the Company’s financial statements.

In December 2019, the FASB issued new accounting guidance which simplifies the accounting for income taxes. The guidance amends certain exceptions to the general principles of Accounting Standards Codification (ACS) 740, Income Taxes, and simplifies several areas such as accounting for a franchise tax or similar tax that is partially based on income. The Company adopted the new guidance starting on October 1, 2021. The adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued final guidance to companies that apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance creates an exception to the general requirement to measure acquired assets and liabilities at fair value on the acquisition date. Under this exception, an acquirer applies ASC 606 to recognize and measure contract assets and contract liabilities on the acquisition date. The Company expects to adopt the new guidance starting on October 1, 2022 on a prospective basis. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

3.    Discontinued Operations, Goodwill and Intangible Assets

In the first quarter of fiscal 2020, management approved a plan to dispose via sale the Company’s self-perform at-risk construction businesses. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its self-perform at-risk construction businesses met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that would have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB ASC 205-20. Accordingly, the financial results of the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented.

During the first quarter of fiscal 2021, the Company completed the sale of its power construction business to CriticalPoint Capital, LLC. The Company recorded an additional pre-tax loss on the sale of $17.3 million in fiscal 2021 related to payments for post-closing working capital adjustments.

The Company also completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company recorded a $32.8 million loss related to the sale of its civil infrastructure construction business. In the first quarter of fiscal 2022, the Company recorded an additional $40.0 million loss primarily related to revisions of estimates for its working capital obligation to be paid and contingent consideration receivable. Under the terms of the sale agreement, the Company made the required cash payments and delivered the cash and cash equivalents, including cash in consolidated joint ventures, on the balance sheet at closing. As a result, the Company recorded the net cash movement of the sale as a use of cash in the investing section of its statement of cash flows.

On January 28, 2022, the Company completed the sale of its oil and gas construction business to affiliates of Graham Maintenance Services LP for a purchase price of $14 million, subject to cash, debt and working capital adjustments.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	December 31,	September 30,
	2021	2021

Cash and cash equivalents	$9.0	$5.6
Receivables and contract assets	60.0	90.3
Other	38.8	43.5
Current assets held for sale	$107.8	$139.4

Property and equipment, net	$53.3	$52.9
Other	18.1	18.5
Write-down of assets to fair value less cost to sell	(71.4)	(71.4)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$83.7	$88.5
Contract liabilities	—	—
Other	4.9	5.5
Current liabilities held for sale	$88.6	$94.0

Long-term liabilities held for sale	$7.6	$11.1

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended
	December 31,	December 31,
	2021	2020

Revenue	$127.1	$330.7
Cost of revenue	145.3	322.9
Gross (loss) profit	(18.2)	7.8
Equity in earnings of joint ventures	(3.4)	7.7
Loss on disposal activities	(42.1)	(11.3)
Transaction costs	(2.3)	(10.9)
Impairment of long-lived assets	—	(95.8)
Loss from operations	(66.0)	(102.5)
Interest expense	(0.1)	(0.2)
Loss before taxes	(66.1)	(102.7)
Income tax benefit	(4.1)	(46.9)
Net loss from discontinuing operations	$(62.0)	$(55.8)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended
	December 31,	December 31,
	2021	2020

Depreciation and amortization:
Property and equipment	$—	$—
Intangible assets and capitalized debt issuance costs	$—	$—
Payments for capital expenditures	$(0.9)	$(3.0)

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2021 were as follows:

		Foreign
	September 30,	Exchange	December 31,
	2021	Impact	2021

	(in millions)
Americas	$2,626.4	$—	$2,626.4
International	876.1	(4.7)	871.4
Total	$3,502.5	$(4.7)	$3,497.8

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31 and September 30, 2021, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2021			September 30, 2021
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$663.4	$(613.2)	$50.2	$663.4	$(608.5)	$54.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue were $4.7 million and $5.4 million for the three months ended December 31, 2021 and 2020, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2022 and for the succeeding years:

Fiscal Year	(in millions)
2022 (nine months remaining)	$13.9
2023	18.2
2024	17.4
2025	0.7
2026	—
Total	$50.2

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass through revenues for the three months ended December 31, 2021 and 2020 were $1.7 billion and $1.8 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended
	December 31,	December 31,
	2021	2020

	(in millions)
Cost reimbursable	$1,307.6	$1,327.4
Guaranteed maximum price	1,067.7	1,197.9
Fixed price	891.4	787.9
Total revenue	$3,266.7	$3,313.2

	Three months ended
	December 31,	December 31,
	2021	2020

	(in millions)
Americas	$2,464.2	$2,557.5
Europe, Middle East, India, Africa	440.9	414.7
Asia Pacific	361.6	341.0
Total revenue	$3,266.7	$3,313.2

As of December 31, 2021, the Company had allocated $22.2 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 50% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $466.2 million and $464.3 million during the three months ended December 31, 2021 and 2020, respectively, that was included in contract liabilities as of September 30, 2021 and 2020, respectively.

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

Net accounts receivable consisted of the following:

	December 31,	September 30,
	2021	2021

	(in millions)
Billed	$2,163.5	$2,181.1
Contract retentions	506.6	531.2
Total accounts receivable—gross	2,670.1	2,712.3
Allowance for doubtful accounts and credit losses	(88.4)	(92.8)
Total accounts receivable—net	$2,581.7	$2,619.5

Substantially all contract assets as of December 31, 2021 and September 30, 2021 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $140 million and $140 million as of December 31, 2021 and September 30, 2021, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash. These retention agreements vary from project to project and could be outstanding for several months or years.

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

No single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2021 and September 30, 2021.

The Company sold trade receivables to financial institutions, of which $230.9 million and $263.6 million were outstanding as of December 31, 2021 and September 30, 2021, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Some of the Company’s joint ventures have no employees and minimal operating expenses. For these joint ventures, which are referred to as pass-through joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass-through entities to bill the third-party customer. For consolidated joint ventures of this type, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s result of operations. For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	December 31,
	2021	September 30,
	(unaudited)	2021

	(in millions)
Current assets	$486.0	$503.9
Non-current assets	74.4	74.8
Total assets	$560.4	$578.7

Current liabilities	$382.6	$400.3
Non-current liabilities	1.5	1.5
Total liabilities	384.1	401.8
Total AECOM equity	69.3	74.0
Noncontrolling interests	107.0	102.9
Total owners’ equity	176.3	176.9
Total liabilities and owners’ equity	$560.4	$578.7

Total revenue of the consolidated joint ventures was $301.2 million and $189.2 million for the three months ended December 31, 2021 and 2020, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	December 31,	September 30,
	2021	2021

	(in millions)
Current assets	$1,310.5	$1,323.2
Non-current assets	1,102.0	1,001.6
Total assets	$2,412.5	$2,324.8

Current liabilities	$832.5	$845.8
Non-current liabilities	539.0	537.2
Total liabilities	1,371.5	1,383.0
Joint ventures’ equity	1,041.0	941.8
Total liabilities and joint ventures’ equity	$2,412.5	$2,324.8

AECOM’s investment in unconsolidated joint ventures	$327.5	$328.9

	Three Months Ended
	December 31,	December 31,
	2021	2020

	(in millions)
Revenue	$416.6	$584.3
Cost of revenue	397.7	557.5
Gross profit	$18.9	$26.8
Net income	$17.3	$25.4

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31,	December 31,
	2021	2020

	(in millions)
Pass-through joint ventures	$6.8	$4.4
Other joint ventures	1.1	3.8
Total	$7.9	$8.2

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31, 2021		December 31, 2020
	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.1
Interest cost on projected benefit obligation	1.2	6.4	1.0	5.3
Expected return on plan assets	(1.4)	(11.0)	(1.6)	(10.5)
Amortization of net loss	1.4	1.9	1.5	2.2
Net periodic benefit cost	$1.2	$(2.6)	$0.9	$(2.9)

The total amounts of employer contributions paid for the three months ended December 31, 2021 were $2.4 million for U.S. plans and $5.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2022 are $9.0 million for U.S. plans and $19.4 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	December 31,	September 30,
	2021	2021

	(in millions)
Credit Agreement	$1,153.8	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	77.9	83.0
Total debt	2,229.0	2,235.6
Less: Current portion of debt and short-term borrowings	(48.1)	(53.8)
Less: Unamortized debt issuance costs	(23.0)	(24.1)
Long-term debt	$2,157.9	$2,157.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2021:

Fiscal Year
2022 (nine months remaining)	$38.2
2023	50.8
2024	42.9
2025	37.1
2026	400.5
Thereafter	1,659.5
Total	$2,229.0

Credit Agreement

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to the Credit Agreement (the "Credit Agreement"), pursuant to which the Company amended and restated its Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the "Original Credit Agreement"), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. The Credit Agreement consists of a $1,150,000,000 revolving credit facility (the "Revolving Credit Facility") and a $246,968,737.50 term loan A facility (the "Term A Facility," together with the Revolving Credit Facility, the "Credit Facilities"), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and the letters of credit thereunder may be issued, in U.S. dollars or certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at the Company’s option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to the Company’s CO2 emissions and its percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric.

Some of the Company's material subsidiaries (the "Guarantors") have guaranteed the Company's obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of the Company's assets and its Guarantors' assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the "Financial Covenants"). The Company's consolidated leverage ratio was 2.40 to 1.00 at December 31, 2021. As of December 31, 2021, the Company was in compliance with the covenants of the Credit Agreement.

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

At December 31, 2021 and September 30, 2021, letters of credit totaled $5.2 million and $5.2 million, respectively, under the Company’s Revolving Credit Facility. As of December 31, 2021 and September 30, 2021, the Company had $1,144.8 million and $1,144.8 million, respectively, available under its Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of December 31, 2021, the estimated fair value of the 2027 Senior Notes was approximately $1,052.1 million. The fair value of the 2027 Senior Notes as of December 31, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

At any time and from time to time prior to December 15, 2026, the Company may redeem all or part of the 2027 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date. On or after December 15, 2026, the Company may redeem all or part of the 2027 Senior Notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date.

The indenture pursuant to which the 2027 Senior Notes were issued contains customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contains customary negative covenants.

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of December 31, 2021.

Other Debt

Other debt consists primarily of obligations under finance leases and loans and unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2021 and 2020 was 3.4% and 5.2%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2021 and 2020 of $1.2 million and $1.8 million, respectively.

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

	December 31, 2021
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	200.0	2.60%	March 2018	February 2023
USD	400.0	1.349%	February 2023	March 2028

	September 30, 2021
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	200.0	2.60%	March 2018	February 2023
USD	400.0	1.349%	February 2023	March 2028

In the fourth quarter of fiscal 2021, the Company entered into new interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. The new swaps will become effective February 2023 and terminate in March 2028. By entering into the swap agreements, the Company converted a portion of the LIBOR rate-based liability into a fixed rate liability. The Company will pay a fixed rate of 1.349% and receive payment at the prevailing one-month LIBOR.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2021 and 2020.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair values relate to derivative instruments were not material at December 31, 2021 or September 30, 2021.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the three months ended December 31, 2021 and 2020. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the three months ended December 31 was as follows:

	2021		2020
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.3	$38.72	0.4	$36.41
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Outstanding at December 31	0.3	38.72	0.4	36.41

Vested and expected to vest in the future as of December 31	0.2	$38.72	0.1	$31.62

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $85.48 and $52.50 during the three months ended December 31, 2021 and 2020, respectively. The weighted average grant date fair value of restricted stock unit awards was $74.70 and $47.87 during the three months ended December 31, 2021 and 2020, respectively. Total compensation expense related to these share-based payments including stock options was $9.8 million and $15.4 million during the three months ended December 31, 2021 and 2020, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2021 and September 30, 2021 was $69.7 million and $45.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 15.5% and 22.4% for the three months ended December 31, 2021 and 2020, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three-month period ended December 31, 2021 were a tax benefit of $21.9 million related to changes in valuation allowances, tax expense of $16.1 million primarily related to changes in foreign uncertain tax positions, a tax benefit of $13.3 million related to income tax credits and incentives,and a tax expense of $11.6 million related to foreign residual income. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the changes in valuation allowance and uncertain positions.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three-month period ended December 31, 2020 were a tax benefit of $10.9 million related to income tax credits and incentives, tax expense of $7.2 million related to foreign residual income, and tax expense of $4.5 million related to state income taxes.

During the three-month period ended December 31, 2021, valuation allowances in the amount of $21.9 million primarily related to net operating losses in certain foreign entities were released due to sufficient positive evidence obtained during the quarter. The positive evidence included a realignment of the Company’s global transfer pricing methodology that was implemented during the quarter which resulted in forecasting the utilization of the net operating losses within the foreseeable future.

The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws. The U.S.and many international legislative and regulatory bodies have proposed legislation that could significantly impact how our business activities are taxed. These proposed changes could have a material impact on the Company’s income tax expense and deferred tax balances.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2021 and 2020, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2021	2020

	(in millions)
Denominator for basic earnings per share	141.8	151.4
Potential common shares	2.8	2.3
Denominator for diluted earnings per share	144.6	153.7

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

The components of lease expenses are as follows:

	Three Months Ended
	December 31,	December 31,
	2021	2020

	(in millions)
Operating lease cost	$44.1	$47.5
Finance lease cost
Amortization of right-of-use assets	4.1	2.5
Interest on lease liabilities	0.5	0.8
Variable lease cost	8.1	9.2
Total lease cost	$56.8	$60.0

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	December 31, 2021	September 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$585.0	$607.1
Finance lease assets	Property and equipment – net	48.0	44.4
Total lease assets		$633.0	$651.5

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$154.2	$157.3
Finance lease liabilities	Current portion of long-term debt	16.2	13.4
Total current lease liabilities		170.4	170.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	653.8	679.1
Finance lease liabilities	Long-term debt	33.7	32.1
Total non-current lease liabilities		$687.5	$711.2

	As of	As of
	December 31, 2021	September 30, 2021
Weighted average remaining lease term (in years):
Operating leases	6.8	6.9
Finance leases	3.4	3.5
Weighted average discount rates:
Operating leases	4.2%	4.3%
Finance leases	4.1%	4.3%

Additional cash flow information related to leases is as follows:

	Three Months Ended
	December 31,	December 31,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50.8	$57.8
Operating cash flows from finance leases	0.5	0.7
Financing cash flows from finance leases	4.3	1.9
Right-of-use assets obtained in exchange for new operating leases	14.7	42.6
Right-of-use assets obtained in exchange for new finance leases	7.9	8.4

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2022 (nine months remaining)	$140.6	$14.3
2023	158.9	16.9
2024	137.2	13.2
2025	115.9	7.4
2026	92.4	1.5
Thereafter	287.0	—
Total lease payments	$932.0	$53.3
Less: Amounts representing interest	$(124.0)	$(3.4)
Total lease liabilities	$808.0	$49.9

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2021	2021

	(in millions)
Accrued salaries and benefits	$643.1	$661.8
Accrued contract costs	1,254.3	1,202.1
Other accrued expenses	365.7	310.3
	$2,263.1	$2,174.2

Accrued contract costs above include balances related to professional liability accruals of $744.0 million and $736.4 million as of December 31, 2021 and September 30, 2021, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees for which the Company has not received an invoice. Liabilities recorded related to accrued contract losses were not material as of December 31, 2021 and September 30, 2021. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the three months ended December 31, 2021 and 2020. During the first quarter of fiscal 2022, the Company incurred restructuring expenses of $3.4 million, including personnel and other costs of $2.2 million and real estate costs of $1.2 million, of which $0.3 million was accrued and unpaid at December 31, 2021. During the first quarter of fiscal 2021, the Company incurred restructuring expenses of $13.0 million, including personnel and other costs of $10.2 million and real estate costs of $2.8 million, of which $1.7 million was accrued and unpaid at December 31, 2020.

On December 13, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per share, which was paid on January 21, 2022 to stockholders of record as of January 5, 2022. As of December 31, 2021, accrued and unpaid dividends totaled $21.5 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2021 and 2020 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	0.3	(5.2)	2.7	(2.2)
Amounts reclassified from accumulated other comprehensive (loss) income	2.5	—	0.9	3.4
Balances at December 31, 2021	$(313.4)	$(585.3)	$(0.5)	$(899.2)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive (loss) income before reclassification	(13.7)	51.7	—	38.0
Amounts reclassified from accumulated other comprehensive (loss) income	3.0	—	0.9	3.9
Balances at December 31, 2020	$(353.5)	$(515.6)	$(7.7)	$(876.8)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company's unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2021 and September 30, 2021, these outstanding standby letters of credit totaled $465.9 million and $478.5 million, respectively. As of December 31, 2021, the Company had $466.5 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At December 31, 2021, the Company was contingently liable in the amount of approximately $470.4 million in issued standby letters of credit and $3.4 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At December 31, 2021, the Company has capital commitments of $20.9 million to the Fund over the next 7 years.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain contractual obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

Department of Energy Deactivation, Demolition, and Removal Project

A former affiliate of the Company, Amentum Environment & Energy, Inc., f/k/a AECOM Energy and Construction, Inc. (“Former Affiliate”), executed a cost-reimbursable task order with the Department of Energy (DOE) in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues. In February 2011, the Former Affiliate and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk. The Task Order Modification, including subsequent amendments, required the DOE to pay all project costs up to $106 million, required the Former Affiliate and the DOE to equally share in all project costs incurred from $106 million to $146 million, and required the Former Affiliate to pay all project costs exceeding $146 million.

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

On January 31, 2020, the Company completed the sale of its Management Services business, including the Former Affiliate who worked on the DOE project, to Maverick Purchaser Sub LLC (MS Purchaser), an affiliate of American Securities LLC and Lindsay Goldberg LLC. The Company and the MS Purchaser agreed that all future DOE project claim recoveries and costs will be split 10% to the MS Purchaser and 90% to the Company with the Company retaining control of all future strategic legal decisions.

The Company intends to vigorously pursue all claimed amounts but can provide no certainty that the Company will recover 2014 Claims and 2019 Claims submitted against the DOE, or any additional incurred claims or costs, which could have a material adverse effect on the Company’s results of operations.

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

On January 31, 2020, the Company completed the sale of its Management Services business, including the Former Affiliate, to the MS Purchaser; however, the Refinery Turnaround Project, including related claims and liabilities, has been retained by the Company.

The Company intends to vigorously prosecute and defend this matter; however, the Company cannot provide assurance that the Company will be successful in these efforts. The resolution of this matter and any potential range of loss cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that Company is continuing to assess.

16.   Reportable Segments

The Company's reportable segments are presented according to their geographic regions and business activities. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, Africa, and the Asia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Three Months Ended December 31, 2021:
Revenue	$2,463.5	$802.4	$0.8	$—	$3,266.7
Gross profit	150.0	49.4	0.8	—	200.2
Equity in earnings of joint ventures	3.2	3.6	1.1	—	7.9
General and administrative expenses	—	—	(3.0)	(33.4)	(36.4)
Restructuring costs	—	—	—	(3.4)	(3.4)
Operating income (loss)	153.2	53.0	(1.1)	(36.8)	168.3
Gross profit as a % of revenue	6.1%	6.2%	—	—	6.1%

Three Months Ended December 31, 2020:
Revenue	$2,557.3	$755.6	$0.3	$—	$3,313.2
Gross profit	145.0	39.1	0.3	—	184.4
Equity in earnings of joint ventures	1.4	3.0	3.8	—	8.2
General and administrative expenses	—	—	(1.9)	(36.5)	(38.4)
Restructuring costs	—	—	—	(13.0)	(13.0)
Operating income	146.4	42.1	2.2	(49.5)	141.2
Gross profit as a % of revenue	5.7%	5.2%	—	—	5.6%

Reportable Segments:
Total assets
December 31, 2021	$7,090.1	$2,691.3	$233.3	$1,320.5
September 30, 2021	$7,204.6	$2,764.5	$234.6	$1,390.9

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to future impacts caused by the Covid-19 coronavirus pandemic and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; high leverage and potential inability to service our debt and guarantees; ability to continue payment of dividends; exposure to Brexit and tariffs; exposure to political and economic risks in different countries; currency exchange rate fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure and power construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Overview

We are a leading global provider of professional infrastructure consulting services for governments, businesses and organizations throughout the world. We provide planning, consulting, architectural and engineering design, construction and program management services, and investment and development services to commercial and government clients worldwide in major end markets such as transportation, facilities, environmental, energy, and water.

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

●	Americas: Planning, consulting, architectural and engineering design, and construction and program management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	International: Planning, consulting, architectural and engineering design services and program management to commercial and government clients in Europe, the Middle East, Africa and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	AECOM Capital (ACAP): Invests primarily in and develops real estate projects.

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

Regarding our capital allocation policy, on September 22, 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At December 31, 2021, we have approximately $790 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our capital allocation policy.

We have exited substantially all of our self-perform at-risk construction businesses and divested our remaining non-core oil and gas businesses in January 2022. We have substantially completed our exit of 30 countries, subject to applicable laws, as part of our ongoing plan to improve profitability and reduce our risk profile, and we continue to evaluate our geographic exposure as part of such plan.

We expect to incur restructuring costs of approximately $20 million to $30 million in fiscal year 2022, including $3.4 million in the first quarter, primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for these restructuring actions are expected to be approximately $20 million to $30 million.

Covid-19 Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent its spread are affecting our businesses in a number of ways:

●	The coronavirus and accompanying economic effects may reduce demand for our services and impact client spending in certain circumstances; which could in turn adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.
●	We have restricted non-essential business travel, required or facilitated employees to work remotely where appropriate.

●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.

●	Certain markets, such as the U.K., Middle East, and Southeast Asia, are experiencing project delays that have impacted our performance and results.

Results of Operations

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2021	2020	$	%

	(in millions)
Revenue	$3,266.7	$3,313.2	$(46.5)	(1.4)%
Cost of revenue	3,066.5	3,128.8	(62.3)	(2.0)
Gross profit	200.2	184.4	15.8	8.6
Equity in earnings of joint ventures	7.9	8.2	(0.3)	(3.7)
General and administrative expenses	(36.4)	(38.4)	2.0	(5.2)
Restructuring costs	(3.4)	(13.0)	9.6	(73.8)
Income from operations	168.3	141.2	27.1	19.2
Other income	2.9	3.9	(1.0)	(25.6)
Interest expense	(25.4)	(30.7)	5.3	(17.3)
Income from continuing operations before taxes	145.8	114.4	31.4	27.4
Income tax expense for continuing operations	22.6	25.6	(3.0)	(11.7)
Net income from continuing operations	123.2	88.8	34.4	38.7
Net loss from discontinued operations	(62.0)	(55.8)	(6.2)	11.1
Net income	61.2	33.0	28.2	85.5
Net income attributable to noncontrolling interests from continuing operations	(5.4)	(5.4)	—	0.0
Net loss (income) attributable to noncontrolling interests from discontinued operations	5.7	(1.5)	7.2	(480.0)
Net loss (income) attributable to noncontrolling interests	0.3	(6.9)	7.2	(104.3)
Net income attributable to AECOM from continuing operations	117.8	83.4	34.4	41.2
Net loss attributable to AECOM from discontinued operations	(56.3)	(57.3)	1.0	(1.7)
Net income attributable to AECOM	$61.5	$26.1	$35.4	135.6%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	93.9	94.4
Gross profit	6.1	5.6
Equity in earnings of joint ventures	0.2	0.2
General and administrative expenses	(1.0)	(1.1)
Restructuring costs	(0.1)	(0.4)
Income from operations	5.2	4.3
Other income	0.1	0.1
Interest expense	(0.8)	(0.9)
Income from continuing operations before taxes	4.5	3.5
Income tax expense for continuing operations	0.7	0.8
Net income from continuing operations	3.8	2.7
Net loss from discontinued operations	(1.9)	(1.7)
Net income	1.9	1.0
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.2)	(0.2)
Net loss (income) attributable to noncontrolling interests from discontinued operations, net of tax	0.2	0.0
Net loss (income) attributable to noncontrolling interests	0.0	(0.2)
Net income attributable to AECOM from continuing operations	3.6	2.5
Net loss attributable to AECOM from discontinued operations	(1.7)	(1.7)
Net income attributable to AECOM	1.9%	0.8%

Revenue

Our revenue for the three months ended December 31, 2021 decreased $46.5 million, or 1.4%, to $3,266.7 million as compared to $3,313.2 million for the corresponding period last year.

The decrease in revenue for the three months ended December 31, 2021 was primarily attributable to a decrease in our Americas segment of $93.8 million, offset by an increase in our International segment of $46.8 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended December 31, 2021 and 2020 were $1.7 billion and $1.8 billion, respectively. Pass-through revenue as a percentage of revenue, was 53% and 55% during the three months ended December 31, 2021 and 2020, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2021 increased $15.8 million, or 8.6%, to $200.2 million as compared to $184.4 million for the corresponding period last year. For the three months ended December 31, 2021, gross profit, as a percentage of revenue, increased to 6.1% from 5.6% in the three months ended December 31, 2020.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2021 was $7.9 million as compared to $8.2 million in the corresponding period last year.

The decrease in earnings of joint ventures for the three months ended December 31, 2021 compared to the same period in the prior year is primarily due to decreased earnings in our AECOM Capital segment compared to the prior year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2021 decreased $2.0 million, or 5.2%, to $36.4 million as compared to $38.4 million for the corresponding period last year. For the three months ended December 31, 2021, general and administrative expenses, as a percentage of revenue, decreased to 1.0% from 1.1% in the three months ended December 31, 2020.

The decrease in general and administrative expenses was primarily due to the execution of restructuring actions taken by management to increase profitability and simplify our operating structure.

Restructuring Costs

Since the first quarter of fiscal 2019, we have been implementing a restructuring plan to improve profitability. During the first quarter of fiscal 2021, we incurred restructuring expenses of $13.0 million, primarily related to personnel costs, including costs associated with recent executive transitions. During the first quarter of fiscal 2022, we incurred restructuring expenses of $3.4 million, primarily related to costs associated with advancing our previously announced actions to deliver margin improvement and efficiencies that result in a more agile organization.

Other Income

Our other income for the three months ended December 31, 2021 decreased to $2.9 million from $3.9 million for the corresponding period last year.

Other income is primarily comprised of interest income and net periodic pension adjustments.

Interest Expense

Our interest expense for the three months ended December 31, 2021 was $25.4 million as compared to $30.7 million for the corresponding period last year.

The decrease in interest expense for the three months ended December 31, 2021 was primarily due to lower interest rates on our outstanding debts compared to the prior year.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2021 was $22.6 million as compared to $25.6 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year is due primarily to a tax benefit of $21.9 million related to changes in valuation allowances, a tax expense of $16.1 million related to changes in foreign uncertain positions, offset by the tax impacts of an increase in overall pre-tax income of $31.4 million.

During the first quarter of fiscal 2022, valuation allowances in the amount of $21.9 million primarily related to net operating losses in certain foreign entities were released due to sufficient positive evidence obtained during the quarter. The positive evidence included a realignment of our global transfer pricing methodology that was implemented during the quarter which resulted in forecasting the utilization of the net operating losses within the foreseeable future.

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Loss From Discontinued Operations

During the first quarter of fiscal 2020, management approved a plan to dispose via sale our self-perform at-risk construction businesses. As a result of these strategic actions, the self-perform at-risk construction businesses were classified as discontinued operations. That classification was applied for all periods presented.

Net loss from discontinued operations was $62.0 million for the three months ended December 31, 2021 and net loss was $55.8 million for the three months ended December 31, 2020, an increase of $6.2 million. The increase in net loss from discontinued operations for the three months ended December 31, 2021 was primarily due to losses recorded in the first quarter of fiscal year 2022 related to revisions of estimates for our working capital obligation to be paid and contingent consideration receivable related to the civil infrastructure business, partially offset by the losses recorded on the sales of our power business and losses related to the remeasurement of our civil infrastructure businesses to fair value recorded in the first quarter of fiscal year 2021 that did not recur in fiscal year 2022.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $61.5 million for the three months ended December 31, 2021 as compared to net income attributable to AECOM of $26.1 million for the three months ended December 31, 2020.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended
	December 31,	December 31,	Change
	2021	2020	$	%

	( in millions)
Revenue	$2,463.5	$2,557.3	$(93.8)	(3.7)%
Cost of revenue	2,313.5	2,412.3	(98.8)	(4.1)
Gross profit	$150.0	$145.0	$5.0	3.4%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	93.9	94.3
Gross profit	6.1%	5.7%

Revenue

Revenue for our Americas segment for the three months ended December 31, 2021 decreased $93.8 million, or 3.7%, to $2,463.5 million as compared to $2,557.3 million for the corresponding period last year.

The decrease in revenue for the three months ended December 31, 2021 was primarily driven by a decrease in pass through revenues primarily in our construction management business for high-rise buildings in New York City.

Gross Profit

Gross profit for our Americas segment for the three months ended December 31, 2021 increased $5.0 million, or 3.4%, to $150.0 million as compared to $145.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.1% of revenue for the three months ended December 31, 2021 from 5.7% in the corresponding period last year.

The increase in gross profit for the three months ended December 31, 2021 was primarily due to reduced costs of a more efficient operating structure resulting from a realigned overhead and delivery structure, better operational execution, investments in technology and shared service centers to enhance efficiencies and underlying revenue growth excluding pass through revenues.

International

	Three Months Ended
	December 31,	December 31,	Change
	2021	2020	$	%

	(in millions)
Revenue	$802.4	$755.6	$46.8	6.2%
Cost of revenue	753.0	716.5	36.5	5.1
Gross profit	$49.4	$39.1	$10.3	26.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	93.8	94.8
Gross profit	6.2%	5.2%

Revenue

Revenue for our International segment for the three months ended December 31, 2021 increased $46.8 million, or 6.2%, to $802.4 million as compared to $755.6 million for the corresponding period last year. The increase in revenue for the three months ended December 31, 2021 was primarily attributable to increased volume in the Europe, Middle East, Asia and Australia compared to the prior year.

Gross Profit

Gross profit for our International segment for the three months ended December 31, 2021 increased $10.3 million, or 26.3%, to $49.4 million as compared to $39.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.2% of revenue for the three months ended December 31, 2021 from 5.2% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2021 was primarily due to an increase in revenue and reduced costs resulting from actions taken to improve efficiency, including consolidating real estate, implementing a streamlined overhead structure, and better operational execution.

AECOM Capital

	Three Months Ended
	December 31,	December 31,	Change
	2021	2020	$	%

	(in millions)
Revenue	$0.8	$0.3	$0.5	166.7%
Equity in earnings of joint ventures	1.1	3.8	(2.7)	(71.1)
General and administrative expenses	$(3.0)	$(1.9)	$(1.1)	57.9%

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $30 million to $40 million in restructuring costs in fiscal 2022 associated with previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2021, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At December 31, 2021, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,091.4 million, a decrease of $143.4 million, or 11.6%, from $1,234.8 million at September 30, 2021. The decrease in cash and cash equivalents was primarily attributable to $262.3 million of cash used to repurchase common stock.

Net cash provided by operating activities was $194.9 million for the three months ended December 31, 2021 as compared to $7.1 million for the three months ended December 31, 2020. The change was primarily attributable to an increase in cash provided by working capital of approximately $229.2 million, partially driven by an 11-day improvement in days sales outstanding from prior year, and an increase in net income of approximately $28.2 million, offset by a decrease in adjustments for non-cash items of approximately $69.6 million. The improvement in operating cash flow was also partly due to the sales of our power construction business in the first quarter of fiscal year 2021 and the civil construction business in the second quarter of fiscal year 2021, which led to a net favorable year over year impact to operating cash flow of approximately $22.6 million. The sale of trade receivables to financial institutions during the three months ended December 31, 2021 provided a net use of cash of $17.7 million as compared to a net cash provided of $26.8 million during the three months ended December 31, 2020. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $48.6 million for the three months ended December 31, 2021, as compared to $141.3 million for the three months ended December 31, 2020. Cash used in investing activities decreased primarily due to a $72.0 million decrease in cash disposed as a result of the sales of discontinued operations.

Net cash used in financing activities was $288.9 million for the three months ended December 31, 2021 as compared to $469.5 million for the three months ended December 31, 2020. The decrease was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $235.0 million, or 36.1%, to $416.8 million at December 31, 2021 from $651.8 million at September 30, 2021. Net accounts receivable and contract assets, net of contract liabilities, decreased to $2,919.2 million at December 31, 2021 from $2,929.9 million at September 30, 2021.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 78 days at December 31, 2021 compared to 76 days at September 30, 2021.

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

Debt

Debt consisted of the following:

	December 31,	September 30,
	2021	2021

	(in millions)
Credit Agreement	$1,153.8	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	77.9	83.0
Total debt	2,229.0	2,235.6
Less: Current portion of debt and short-term borrowings	(48.1)	(53.8)
Less: Unamortized debt issuance costs	(23.0)	(24.1)
Long-term debt	$2,157.9	$2,157.7

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2021:

Fiscal Year
2022 (nine months remaining)	$38.2
2023	50.8
2024	42.9
2025	37.1
2026	400.5
Thereafter	1,659.5
Total	$2,229.0

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

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and our percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the

Revolving Credit Facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric.

Some of our material subsidiaries (the "Guarantors") have guaranteed the obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors' assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the "Financial Covenants"). Our consolidated leverage ratio was 2.40 to 1.00 at December 31, 2021. As of December 31, 2021, we were in compliance with the covenants of the Credit Agreement.

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

At December 31, 2021 and September 30, 2021, letters of credit totaled $5.2 million and $5.2 million, respectively, under our Revolving Credit Facility. As of December 31, 2021 and September 30, 2021, we had $1,144.8 million and $1,144.8 million, respectively, available under our Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of December 31, 2021, the estimated fair value of the 2027 Senior Notes was approximately $1,052.1 million. The fair value of the 2027 Senior Notes as of December 31, 2021 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of December 31, 2021.

Other Debt

Other debt consists primarily of obligations under finance leases and loans and unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the three months ended December 31, 2021 and 2020 was 3.4% and 5.2%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2021 and 2020 of $1.2 million and $1.8 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of December 31, 2021, there was approximately $470.4 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2021, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $332.7 million. The total amounts of employer contributions paid for the three months ended December 31, 2021 were $2.4 million for U.S. plans and $5.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third party multiemployer plans that we do not control or manage. For the year ended September 30, 2021, we contributed $3.7 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2021 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the three months ended December 31, 2021.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of December 31, 2021 and September 30, 2021, and for the three months ended December 31, 2021.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	December 31, 2021	September 30, 2021
Current assets	$2,824.5	$3,054.8
Non-current assets	3,190.0	3,206.2
Total assets	$6,014.5	$6,261.0

Current liabilities	$2,757.3	$2,789.7
Non-current liabilities	2,747.3	2,797.3
Total liabilities	5,504.6	5,587.0

Total stockholders' equity	509.9	674.0
Total liabilities and stockholders' equity	$6,014.5	$6,261.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the three months ended
December 31, 2021
Revenue	$1,735.8

Cost of revenue	1,644.7
Gross profit	91.1

Net income from continuing operations	15.4
Net loss from discontinued operations	—
Net income	$15.4

Net income attributable to AECOM	$15.4

New Accounting Pronouncements and Changes in Accounting

For information regarding recent accounting pronouncements, see Notes to Consolidated Financial Statements included in Part I, Item 1.

Critical Accounting Policies and Estimates

Our accounting policies often require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs significantly from these estimates and assumptions, our results of operations and financial condition could be affected.

The Notes to Consolidated Financial Statements in Part II, Item 8 of the 2021 Form 10-K, and "Critical Accounting Policies and Estimates" in Part II, Item 7 of the 2021 Form 10-K describe the significant accounting policies and estimates used in the preparation of our consolidated financial statements. We have not materially changed our estimation methodology since the 2021 Form 10-K.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2021 and September 30, 2021, we had $1,153.8 million and $1,155.3 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the three months ended December 31, 2021, our weighted average floating rate borrowings were $1,256.9 million, or $1,056.9 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2021 would have increased by $2.6 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2021 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part I, Item 1A, Risk Factors in our most recent Annual Report on Form 10-K, other than as set forth below, which supplements the risk factors included in our most recent Annual Report on Form 10-K.

We cannot guarantee the timing, amount or payment of dividends

Although our Board of Directors has adopted a dividend policy under which we intend to pay a regular quarterly cash dividend on our common stock, whether any such subsequent dividend (or any special dividend) is declared and the timing and amount thereof is subject to the discretion of our Board of Directors. Decisions of our Board of Directors in respect of dividends will be based on a variety of factors, including the cash flows, earnings and financial position of the Company as well as the borrowing availability and other restrictions under our outstanding indebtedness. We are not required to declare dividends and the number and amount of dividends is restricted under our outstanding indebtedness and could be restricted under future financing or other arrangements Our Board of Directors will also regularly review and may modify or terminate our dividend policy. Accordingly, we cannot provide any assurances that we will pay quarterly or special cash dividends in the future, and if so, the amount or timing thereof. Any reduction in or elimination of our dividend policy or dividend payments could have a negative effect on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company's repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended December 31, 2021 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs

October 1 - 31, 2021	977,638	$64.29	977,638	$937,152,000
November 1 - 30, 2021	681,785	73.34	681,785	887,152,000
December 1 - 31, 2021	1,375,123	72.72	1,375,123	787,152,000
Total	3,034,546	$70.14	3,034,546

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 9, 2022	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer