Form 10-Q
period 2022-03-31
AECOM
filed 2022-05-11
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, 141,038,478 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	March 31,	September 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$829,719	$1,120,790
Cash in consolidated joint ventures	135,351	108,406
Total cash and cash equivalents	965,070	1,229,196
Accounts receivable—net	2,450,085	2,619,491
Contract assets	1,391,380	1,369,031
Prepaid expenses and other current assets	753,727	739,044
Current assets held for sale	77,662	139,426
Income taxes receivable	59,252	77,355
TOTAL CURRENT ASSETS	5,697,176	6,173,543
PROPERTY AND EQUIPMENT—NET	391,564	398,876
DEFERRED TAX ASSETS—NET	361,319	360,260
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	341,452	328,906
GOODWILL	3,490,544	3,502,499
INTANGIBLE ASSETS—NET	45,486	54,867
OTHER NON-CURRENT ASSETS	291,142	307,927
OPERATING LEASE RIGHT-OF-USE ASSETS	570,603	607,076
NON-CURRENT ASSETS HELD FOR SALE	6,777	—
TOTAL ASSETS	$11,196,063	$11,733,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,351	$4,369
Accounts payable	1,915,617	2,090,479
Accrued expenses and other current liabilities	2,218,969	2,174,201
Income taxes payable	61,877	50,511
Contract liabilities	996,275	1,058,643
Current liabilities held for sale	47,940	94,043
Current portion of long-term debt	39,449	49,469
TOTAL CURRENT LIABILITIES	5,283,478	5,521,715
OTHER LONG-TERM LIABILITIES	104,355	145,444
OPERATING LEASE LIABILITIES, NON-CURRENT	636,236	679,059
LONG-TERM LIABILITIES HELD FOR SALE	345	11,095
DEFERRED TAX LIABILITY-NET	5,310	5,420
PENSION BENEFIT OBLIGATIONS	350,376	383,904
LONG-TERM DEBT	2,166,310	2,157,740
TOTAL LIABILITIES	8,546,410	8,904,377

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of March 31, 2022 and September 30, 2021; issued and outstanding 140,742,683 and 143,168,815 shares as of March 31, 2022 and September 30, 2021, respectively	1,407	1,432
Additional paid-in capital	4,100,905	4,115,541
Accumulated other comprehensive loss	(864,087)	(900,377)
Accumulated deficits	(706,783)	(504,126)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,531,442	2,712,470
Noncontrolling interests	118,211	117,107
TOTAL STOCKHOLDERS’ EQUITY	2,649,653	2,829,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,196,063	$11,733,954

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue	$3,213,658	$3,265,573	$6,480,374	$6,578,728
Cost of revenue	3,003,706	3,070,314	6,070,218	6,199,099
Gross profit	209,952	195,259	410,156	379,629

Equity in earnings of joint ventures	11,919	7,157	19,869	15,358
General and administrative expenses	(37,098)	(36,007)	(73,599)	(74,367)
Restructuring costs	(73,292)	(8,746)	(76,663)	(21,784)
Income from operations	111,481	157,663	279,763	298,836

Other income	3,329	3,477	6,203	7,330
Interest expense	(24,173)	(32,800)	(49,556)	(63,451)
Income from continuing operations before taxes	90,637	128,340	236,410	242,715
Income tax expense for continuing operations	36,011	35,148	58,567	60,749
Net income from continuing operations	54,626	93,192	177,843	181,966
Net loss from discontinued operations	(6,113)	(47,914)	(68,053)	(103,666)
Net income	48,513	45,278	109,790	78,300

Net income attributable to noncontrolling interests from continuing operations	(5,592)	(4,845)	(11,048)	(10,259)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(1,364)	(1,074)	4,363	(2,554)
Net income attributable to noncontrolling interests	(6,956)	(5,919)	(6,685)	(12,813)

Net income attributable to AECOM from continuing operations	49,034	88,347	166,795	171,707
Net loss attributable to AECOM from discontinued operations	(7,477)	(48,988)	(63,690)	(106,220)
Net income attributable to AECOM	$41,557	$39,359	$103,105	$65,487

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.35	$0.60	$1.18	$1.15
Basic discontinued operations per share	$(0.06)	$(0.33)	$(0.45)	$(0.71)
Basic earnings per share	$0.29	$0.27	$0.73	$0.44

Diluted continuing operations per share	$0.34	$0.59	$1.16	$1.13
Diluted discontinued operations per share	$(0.05)	$(0.33)	$(0.44)	$(0.70)
Diluted earnings per share	$0.29	$0.26	$0.72	$0.43

Weighted average shares outstanding:
Basic	141,060	147,770	141,419	149,597
Diluted	142,626	149,519	143,631	151,632

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Net income	$48,513	$45,278	$109,790	$78,300

Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	17,087	1,064	20,636	1,953
Foreign currency translation adjustments	9,096	(20,065)	3,899	31,886
Pension adjustments, net of tax	9,030	42	11,763	(10,711)
Other comprehensive income (loss), net of tax	35,213	(18,959)	36,298	23,128
Comprehensive income, net of tax	83,726	26,319	146,088	101,428
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(7,084)	(5,904)	(6,693)	(13,003)
Comprehensive income attributable to AECOM, net of tax	$76,642	$20,415	$139,395	$88,425

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity

BALANCE AT DECEMBER 31, 2021	$1,413	$4,085,333	$(899,172)	$(676,902)	$2,510,672	$115,567	$2,626,239
Net income	—	—	—	41,557	41,557	6,956	48,513
Dividends declared	—	—	—	(21,445)	(21,445)	—	(21,445)
Other comprehensive income	—	—	35,085	—	35,085	128	35,213
Issuance of stock	—	4,154	—	—	4,154	—	4,154
Repurchases of stock	(6)	(487)	—	(49,993)	(50,486)	—	(50,486)
Stock-based compensation	—	11,905	—	—	11,905	—	11,905
Other transactions with noncontrolling interests	—	—	—	—	—	35	35
Distributions to noncontrolling interests	—	—	—	—	—	(4,475)	(4,475)
BALANCE AT MARCH 31, 2022	$1,407	$4,100,905	$(864,087)	$(706,783)	$2,531,442	$118,211	$2,649,653

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity

BALANCE AT DECEMBER 31, 2020	$1,486	$4,038,149	$(876,792)	$(254,639)	$2,908,204	$111,973	$3,020,177
Net income	—	—	—	39,359	39,359	5,919	45,278
Other comprehensive loss	—	—	(18,944)	—	(18,944)	(15)	(18,959)
Issuance of stock	4	7,901	—	—	7,905	—	7,905
Repurchases of stock	(22)	(1,220)	—	(121,572)	(122,814)	—	(122,814)
Stock-based compensation	—	9,259	—	—	9,259	—	9,259
Other transactions with noncontrolling interests	—	—	—	—	—	(1,727)	(1,727)
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(10,969)	(10,969)
Contributions from noncontrolling interests	—	—	—	—	—	147	147
Distributions to noncontrolling interests	—	—	—	—	—	(1,597)	(1,597)
BALANCE AT MARCH 31, 2021	$1,468	$4,054,089	$(895,736)	$(336,852)	$2,822,969	$103,731	$2,926,700

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	103,105	103,105	6,685	109,790
Dividends declared	—	—	—	(42,951)	(42,951)	—	(42,951)
Other comprehensive income	—	—	36,290	—	36,290	8	36,298
Issuance of stock	19	13,584	—	—	13,603	—	13,603
Repurchases of stock	(44)	(49,939)	—	(262,811)	(312,794)	—	(312,794)
Stock-based compensation	—	21,719	—	—	21,719	—	21,719
Other transactions with noncontrolling interests	—	—	—	—	—	(118)	(118)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(5,473)	(5,473)
BALANCE AT MARCH 31, 2022	$1,407	$4,100,905	$(864,087)	$(706,783)	$2,531,442	$118,211	$2,649,653

			Accumulated	Retained	Total
		Additional	Other	Earnings/	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	(Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits)	Equity	Interests	Equity

BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544
Net income	—	—	—	65,487	65,487	12,813	78,300
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	22,938	—	22,938	190	23,128
Issuance of stock	19	16,995	—	—	17,014	—	17,014
Repurchases of stock	(121)	(22,942)	—	(568,608)	(591,671)	—	(591,671)
Stock-based compensation	—	24,622	—	—	24,622	—	24,622
Other transactions with noncontrolling interests	—	—	—	—	—	580	580
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(24,039)	(24,039)
Contributions from noncontrolling interests	—	—	—	—	—	226	226
Distributions to noncontrolling interests	—	—	—	—	—	(7,025)	(7,025)
BALANCE AT MARCH 31, 2021	$1,468	$4,054,089	$(895,736)	$(336,852)	$2,822,969	$103,731	$2,926,700

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,790	$78,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,176	80,828
Equity in earnings of unconsolidated joint ventures	(16,519)	(23,384)
Distribution of earnings from unconsolidated joint ventures	13,407	16,705
Non-cash stock compensation	21,719	24,622
Impairment of long-lived assets	—	95,814
Loss on sale of discontinued operations	45,586	50,117
Foreign currency translation	14,588	(8,304)
Other	8,059	5,378
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	139,651	259,059
Prepaid expenses and other assets	67,791	(281,745)
Accounts payable	(197,252)	(242,527)
Accrued expenses and other current liabilities	74,731	25,495
Contract liabilities	(62,417)	35,325
Other long-term liabilities	(111,082)	(49,429)
Net cash provided by operating activities	193,228	66,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for sale of discontinued operations including cash disposed	(43,690)	(259,933)
Investment in unconsolidated joint ventures	(12,335)	(40,086)
Return of investment in unconsolidated joint ventures	1,731	2,880
Proceeds from sale of investments	8,312	11,792
Proceeds from disposal of property and equipment	579	10,120
Payments for capital expenditures	(48,489)	(87,265)
Net cash used in investing activities	(93,892)	(362,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,335,742	1,251,766
Repayments of borrowings under credit agreements	(1,363,012)	(1,229,856)
Cash paid for debt issuance costs	(155)	(4,321)
Dividends paid	(21,198)	—
Proceeds from issuance of common stock	12,034	11,531
Proceeds from exercise of stock options	—	4,038
Payments to repurchase common stock	(312,794)	(591,671)
Net distributions to noncontrolling interests	(5,471)	(6,799)
Other financing activities	(13,777)	(15,101)
Net cash used in financing activities	(368,631)	(580,413)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,674	4,665
NET DECREASE IN CASH AND CASH EQUIVALENTS	(267,621)	(871,986)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,234,792	1,818,249
CASH AND CASH EQUIVALENTS AT END OF PERIOD	967,171	946,263
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(2,101)	(11,357)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$965,070	$934,906

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

The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2022.

As discussed in more detail in Note 3, the Company concluded that its self-perform at-risk construction businesses met the criteria for held for sale beginning in the first quarter of fiscal 2020 and met the criteria for discontinued operation classification. As a result, the self-perform at-risk construction businesses are presented in the consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the consolidated balance sheets as assets and liabilities held for sale.

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

In December 2019, the FASB issued new accounting guidance which simplifies the accounting for income taxes. The guidance amends certain exceptions to the general principles of Accounting Standards Codification (ASC) 740, Income Taxes, and simplifies several areas such as accounting for a franchise tax or similar tax that is partially based on income. The Company adopted the new guidance starting on October 1, 2021. The adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

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

The Company also completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company recorded a $32.8 million loss related to the sale of its civil infrastructure construction business. In the first half of fiscal 2022, the Company recorded an additional $43.9 million loss primarily related to revisions of estimates for its working capital obligation to be paid and contingent consideration receivable. Under the terms of the sale agreement, the Company made the required cash payments and delivered the cash and cash equivalents, including cash in consolidated joint ventures, on the balance sheet at closing. As a result, the Company recorded the net cash impact of the sale as a use of cash in the investing section of its statement of cash flows.

On January 28, 2022, the Company completed the sale of its oil and gas construction business to affiliates of Graham Maintenance Services LP for a purchase price of $14 million, subject to cash, debt and working capital adjustments. The Company recorded a pre-tax gain of approximately $3.0 million on the sale, net of transaction costs.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	March 31,	September 30,
	2022	2021

Cash and cash equivalents	$2.1	$5.6
Receivables and contract assets	43.6	90.3
Other	32.0	43.5
Current assets held for sale	$77.7	$139.4

Property and equipment, net	$6.8	$52.9
Other	—	18.5
Write-down of assets to fair value less cost to sell	—	(71.4)
Non-current assets held for sale	$6.8	$—

Accounts payable and accrued expenses	$47.9	$88.5
Other	—	5.5
Current liabilities held for sale	$47.9	$94.0

Long-term liabilities held for sale	$0.3	$11.1

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Revenue	$84.7	$113.0	$211.8	$443.7
Cost of revenue	84.3	117.9	229.6	440.8
Gross profit (loss)	0.4	(4.9)	(17.8)	2.9
Equity in earnings of joint ventures	—	0.3	(3.4)	8.0
Loss on disposal activities	(3.4)	(38.8)	(45.5)	(50.1)
Transaction costs	(3.9)	(2.7)	(6.2)	(13.6)
Impairment of long-lived assets	—	—	—	(95.8)
Loss from operations	(6.9)	(46.1)	(72.9)	(148.6)
Interest expense	—	(0.1)	(0.1)	(0.3)
Loss before taxes	(6.9)	(46.2)	(73.0)	(148.9)
Income tax (benefit) expense	(0.9)	1.7	(5.0)	(45.2)
Net loss from discontinuing operations	$(6.0)	$(47.9)	$(68.0)	$(103.7)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Payments for capital expenditures	$(0.6)	$(1.6)	$(1.5)	$(4.6)

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2022 were as follows:

		Foreign
	September 30,	Exchange	March 31,
	2021	Impact	2022

	(in millions)
Americas	$2,626.4	$2.2	$2,628.6
International	876.1	(14.2)	861.9
Total	$3,502.5	$(12.0)	$3,490.5

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2022 and September 30, 2021, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2022			September 30, 2021
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$663.5	$(618.0)	$45.5	$663.4	$(608.5)	$54.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue were $9.5 million and $10.7 million for the six months ended March 31, 2022 and 2021, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2022 and for the succeeding years:

Fiscal Year	(in millions)
2022 (six months remaining)	$9.2
2023	18.2
2024	17.4
2025	0.7
Total	$45.5

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the six months ended March 31, 2022 and 2021 were $3.3 billion and $3.5 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

	(in millions)
Cost reimbursable	$1,378.9	$1,405.2	$2,686.5	$2,732.6
Guaranteed maximum price	1,004.9	1,015.2	2,072.6	2,213.1
Fixed-price	829.9	845.1	1,721.3	1,633.0
Total revenue	$3,213.7	$3,265.5	$6,480.4	$6,578.7

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

	(in millions)
Americas	$2,400.5	$2,469.1	$4,864.6	$5,026.6
Europe, Middle East, India, Africa	457.6	435.4	898.5	850.2
Asia Pacific	355.6	361.0	717.3	701.9
Total revenue	$3,213.7	$3,265.5	$6,480.4	$6,578.7

As of March 31, 2022, the Company had allocated $22.3 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $458.5 million and $584.3 million during the six months ended March 31, 2022 and 2021, respectively, that was included in contract liabilities as of September 30, 2021 and 2020, respectively.

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

Net accounts receivable consisted of the following:

	March 31,	September 30,
	2022	2021

	(in millions)
Billed	$2,053.9	$2,181.1
Contract retentions	505.2	531.2
Total accounts receivable—gross	2,559.1	2,712.3
Allowance for doubtful accounts and credit losses	(109.0)	(92.8)
Total accounts receivable—net	$2,450.1	$2,619.5

Substantially all contract assets as of March 31, 2022 and September 30, 2021 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $140 million as of both March 31, 2022 and September 30, 2021. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash. These retention agreements vary from project to project and could be outstanding for several months or years.

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

No single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2022 and September 30, 2021.

The Company sold trade receivables to financial institutions, of which $223.7 million and $263.6 million were outstanding as of March 31, 2022 and September 30, 2021, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	March 31,
	2022	September 30,
	(unaudited)	2021

	(in millions)
Current assets	$502.0	$503.9
Non-current assets	74.5	74.8
Total assets	$576.5	$578.7

Current liabilities	$434.3	$400.3
Non-current liabilities	1.5	1.5
Total liabilities	435.8	401.8
Total AECOM equity	32.4	74.0
Noncontrolling interests	108.3	102.9
Total owners’ equity	140.7	176.9
Total liabilities and owners’ equity	$576.5	$578.7

Total revenue of the consolidated joint ventures was $627.3 million and $379.8 million for the six months ended March 31, 2022 and 2021, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	March 31,	September 30,
	2022	2021

	(in millions)
Current assets	$1,291.0	$1,323.2
Non-current assets	1,018.0	1,001.6
Total assets	$2,309.0	$2,324.8

Current liabilities	$782.0	$845.8
Non-current liabilities	529.3	537.2
Total liabilities	1,311.3	1,383.0
Joint ventures’ equity	997.7	941.8
Total liabilities and joint ventures’ equity	$2,309.0	$2,324.8

AECOM’s investment in unconsolidated joint ventures	$341.5	$328.9

	Six Months Ended
	March 31,	March 31,
	2022	2021

	(in millions)
Revenue	$925.1	$1,229.4
Cost of revenue	888.1	1,197.1
Gross profit	$37.0	$32.3
Net income	$34.0	$30.3

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31,	March 31,
	2022	2021

	(in millions)
Pass-through joint ventures	$15.7	$10.4
Other joint ventures	4.2	5.0
Total	$19.9	$15.4

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended				Six Months Ended
	March 31, 2022		March 31, 2021		March 31, 2022		March 31, 2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.2	$—	$0.2	$—	$0.3
Interest cost on projected benefit obligation	1.1	6.3	1.1	5.4	2.3	12.7	2.1	10.7
Expected return on plan assets	(1.4)	(10.8)	(1.6)	(11.0)	(2.8)	(21.8)	(3.2)	(21.5)
Amortization of net loss	1.4	1.8	1.5	2.3	2.8	3.7	3.0	4.5
Settlement loss recognized	0.2	—	—	—	0.2	—	—	—
Net periodic benefit cost	$1.3	$(2.6)	$1.0	$(3.1)	$2.5	$(5.2)	$1.9	$(6.0)

The total amounts of employer contributions paid for the six months ended March 31, 2022 were $4.8 million for U.S. plans and $12.2 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2022 are $6.6 million for U.S. plans and $12.8 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	March 31,	September 30,
	2022	2021

	(in millions)
Credit Agreement	$1,152.2	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	81.4	83.0
Total debt	2,230.9	2,235.6
Less: Current portion of debt and short-term borrowings	(42.8)	(53.8)
Less: Unamortized debt issuance costs	(21.8)	(24.1)
Long-term debt	$2,166.3	$2,157.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2022:

Fiscal Year
2022 (six months remaining)	$22.6
2023	61.8
2024	45.1
2025	39.4
2026	402.1
Thereafter	1,659.9
Total	$2,230.9

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

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at the Company’s option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to the Company’s CO2 emissions and its percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric. The Credit Agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest. If the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, if one can be determined, or, if not, LIBOR may be replaced by a rate selected by the Company and the administrative agent under the Credit Agreement. Any replacement rate would also be subject to a spread adjustment which may be positive, negative or zero.

Some of the Company's material subsidiaries (the "Guarantors") have guaranteed the Company's obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of the Company's assets and its Guarantors' assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the "Financial Covenants"). The Company's consolidated leverage ratio was 2.30 to 1.00 at March 31, 2022. As of March 31, 2022, the Company was in compliance with the covenants of the Credit Agreement.

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

At March 31, 2022 and September 30, 2021, letters of credit totaled $4.5 million and $5.2 million, respectively, under the Company’s Revolving Credit Facility. As of March 31, 2022 and September 30, 2021, the Company had $1,145.5 million and $1,144.8 million, respectively, available under its Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2022, the estimated fair value of the 2027 Senior Notes was approximately $1,017.2 million. The fair value of the 2027 Senior Notes as of March 31, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2022.

Other Debt

Other debt consists primarily of obligations under finance leases and loans and unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2022 and 2021 was 3.3% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2022 of $1.2 million and $2.5 million, respectively, and for the three and six months ended March 31, 2021 of $2.6 million and $4.4 million, respectively.

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

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rates on portions of the Company’s debt. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified against interest expense when the interest expense on the variable rate debt is recognized. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements would be recognized in other income.

The notional principal, fixed rates and related effective and expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

	March 31, 2022
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

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2022 and 2021.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap agreements included in other current assets, other non-current assets, and other current liabilities on March 31, 2022 and were $0.7 million, $23.9 million, and $1.5 million, respectively. The fair values of the interest rate swap agreements included in other non-current assets, other current liabilities, and other long-term liabilities on September 30, 2021 were $1.2 million, $5.0 million, and $1.8 million, respectively. The fair values of the interest rate swap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as LIBOR or SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2022 and 2021. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the six months ended March 31 was as follows:

	2022		2021
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.3	$38.72	0.4	$36.41
Options granted	—	—	—	—
Options exercised	—	—	(0.1)	31.62
Options forfeited or expired	—	—	—	—
Outstanding at March 31	0.3	38.72	0.3	38.72

Vested and expected to vest in the future as of March 31	0.2	$38.72	0.2	$38.72

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $85.48 and $52.52 during the six months ended March 31, 2022 and 2021, respectively. The weighted average grant date fair value of restricted stock unit awards was $74.32 and $48.78 during the six months ended March 31, 2022 and 2021, respectively. Total compensation expense related to these share-based payments including stock options was $21.7 million and $24.6 million during the six months ended March 31, 2022 and 2021, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2022 and September 30, 2021 was $65.7 million and $45.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 24.8% and 25.0% for the six months ended March 31, 2022 and 2021, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2022 were a tax benefit of $26.5 million related to income tax credits and incentives, tax expense of $19.5 million related to foreign residual income, a tax benefit of $13.9 million related to changes in valuation allowances, tax expense of $14.9 million primarily related to changes in foreign uncertain tax positions, and tax expense of $11.1 million related to state income taxes. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the changes in valuation allowance and uncertain tax positions.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2021 were a tax benefit of $28.4 million related to income tax credits and incentives, tax expense of $20.7 million related to foreign residual income, tax expense of $10.7 million related to state income taxes, and tax expense of $3.2 million related to nondeductible costs.

During the six-month period ended March 31, 2022, valuation allowances in the amount of $21.9 million primarily related to net operating losses in certain foreign entities were released due to sufficient positive evidence obtained during the first quarter. The positive evidence included a realignment of the Company’s global transfer pricing methodology that was implemented during the first quarter which resulted in forecasting the utilization of the net operating losses within the foreseeable future.

During the six-month period ended March 31, 2022, valuation allowances in the amount of $6.4 million on the net deferred tax assets of the Company’s Russia business were recorded due to the Company exiting all business operations in Russia. It is now more likely than not the net deferred tax assets will not be realized.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2022 and 2021, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

	(in millions)
Denominator for basic earnings per share	141.1	147.8	141.4	149.6
Potential common shares	1.5	1.7	2.2	2.0
Denominator for diluted earnings per share	142.6	149.5	143.6	151.6

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

The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

	(in millions)
Operating lease cost	$43.7	$47.2	$87.8	$94.7
Finance lease cost:
Amortization of right-of-use assets	4.6	3.9	8.7	6.4
Interest on lease liabilities	0.6	0.4	1.1	1.2
Variable lease cost	8.3	9.5	16.4	18.7
Total lease cost	$57.2	$61.0	$114.0	$121.0

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	March 31, 2022	September 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$570.6	$607.1
Finance lease assets	Property and equipment – net	53.6	44.4
Total lease assets		$624.2	$651.5

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$154.0	$157.3
Finance lease liabilities	Current portion of long-term debt	17.9	13.4
Total current lease liabilities		171.9	170.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	636.2	679.1
Finance lease liabilities	Long-term debt	37.1	32.1
Total non-current lease liabilities		$673.3	$711.2

	As of	As of
	March 31, 2022	September 30, 2021
Weighted average remaining lease term (in years):
Operating leases	6.6	6.9
Finance leases	3.4	3.5
Weighted average discount rates:
Operating leases	4.1%	4.3%
Finance leases	3.9%	4.3%

Additional cash flow information related to leases is as follows:

	Six Months Ended
	March 31,	March 31,
	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102.7	$113.0
Operating cash flows from finance leases	1.1	0.9
Financing cash flows from finance leases	9.7	6.0
Right-of-use assets obtained in exchange for new operating leases	31.9	67.4
Right-of-use assets obtained in exchange for new finance leases	18.4	13.4

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2022 (six months remaining)	$95.9	$9.6
2023	166.4	19.6
2024	142.4	15.9
2025	119.1	9.9
2026	94.6	3.3
Thereafter	288.0	0.4
Total lease payments	$906.4	$58.7
Less: Amounts representing interest	$(116.2)	$(3.7)
Total lease liabilities	$790.2	$55.0

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2022	2021

	(in millions)
Accrued salaries and benefits	$639.2	$661.8
Accrued contract costs	1,228.5	1,202.1
Other accrued expenses	351.3	310.3
	$2,219.0	$2,174.2

Accrued contract costs above include balances related to professional liability accruals of $742.3 million and $736.4 million as of March 31, 2022 and September 30, 2021, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees for which the Company has not received an invoice. Liabilities recorded related to accrued contract losses were not material as of March 31, 2022 and September 30, 2021. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the six months ended March 31, 2022 and 2021. During the first half of fiscal 2022, the Company incurred restructuring expenses of $76.7 million, of which $69.1 million was related to the exit of our Russia-related businesses and is discussed further below. The remaining $7.6 million related to actions to improve margins and deliver efficiencies. These expenses included personnel and other costs of $5.4 million and real estate costs of $2.2 million, of which $0.6 million was accrued and unpaid at March 31, 2022. During the first half of fiscal 2021, the Company incurred restructuring expenses of $21.8 million, including personnel and other costs of $16.8 million and real estate costs of $5.0 million, of which $3.7 million was accrued and unpaid at March 31, 2021.

In March 2022, the Company substantially completed the previously announced exit of all business operations in Russia. The Company incurred a $69.1 million pre-tax expense during the three-month period ended March 31, 2022 related to the exit of its Russia-related businesses, which comprised of asset impairment charges, personnel and real estate costs, of which $5.8 million was accrued and unpaid at March 31, 2022. Approximately $19.5 million of that expense was due to the recognition in earnings of the Company’s cumulative translation adjustment related to the Russian ruble, which was previously reported as a component of Stockholders’ Equity. The financial contribution to the Company from its business related to Russia was not material.

On March 3, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per share, which was paid on April 21, 2022 to stockholders of record as of April 6, 2022. As of March 31, 2022, accrued and unpaid dividends totaled $21.8 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2022 and 2021 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2021	$(313.4)	$(585.3)	$(0.5)	$(899.2)
Other comprehensive income (loss) before reclassification	6.5	(10.4)	16.1	12.2
Amounts reclassified from accumulated other comprehensive loss	2.5	19.5	0.9	22.9
Balances at March 31, 2022	$(304.4)	$(576.2)	$16.5	$(864.1)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2020	$(353.5)	$(515.6)	$(7.7)	$(876.8)
Other comprehensive (loss) income before reclassification	(3.0)	(20.0)	0.2	(22.8)
Amounts reclassified from accumulated other comprehensive loss	3.0	—	0.9	3.9
Balances at March 31, 2021	$(353.5)	$(535.6)	$(6.6)	$(895.7)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive (loss) income before reclassification	6.8	(15.6)	18.8	10.0
Amounts reclassified from accumulated other comprehensive loss	5.0	19.5	1.8	26.3
Balances at March 31, 2022	$(304.4)	$(576.2)	$16.5	$(864.1)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive (loss) income before reclassification	(16.7)	31.7	0.2	15.2
Amounts reclassified from accumulated other comprehensive loss	6.0	—	1.8	7.8
Balances at March 31, 2021	$(353.5)	$(535.6)	$(6.6)	$(895.7)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company's unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2022 and September 30, 2021, these outstanding standby letters of credit totaled $487.5 million and $478.5 million, respectively. As of March 31, 2022, the Company had $432.3 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At March 31, 2022, the Company was contingently liable in the amount of approximately $492.0 million in issued standby letters of credit and $3.4 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At March 31, 2022, the Company has capital commitments of $19.1 million to the Fund over the next 7 years.

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

16.   Reportable Segments

The Company's reportable segments are presented according to their geographic regions and business activities. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, India, Africa, and the Asia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	($ in millions)
Three Months Ended March 31, 2022:
Revenue	$2,399.9	$813.3	$0.5	$—	$3,213.7
Gross profit	160.4	49.1	0.5	—	210.0
Equity in earnings of joint ventures	3.2	5.7	3.1	—	12.0
General and administrative expenses	—	—	(2.6)	(34.6)	(37.2)
Restructuring costs	—	—	—	(73.3)	(73.3)
Operating income	163.6	54.8	1.0	(107.9)	111.5
Gross profit as a % of revenue	6.7%	6.0%	—	—	6.5%

Three Months Ended March 31, 2021:
Revenue	$2,468.3	$796.5	$0.7	$—	$3,265.5
Gross profit	151.7	42.8	0.7	—	195.2
Equity in earnings of joint ventures	3.0	3.0	1.2	—	7.2
General and administrative expenses	—	—	(1.5)	(34.5)	(36.0)
Restructuring costs	—	—	—	(8.8)	(8.8)
Operating income	154.7	45.8	0.4	(43.3)	157.6
Gross profit as a % of revenue	6.1%	5.4%	—	—	6.0%

Six Months Ended March 31, 2022:
Revenue	$4,863.4	$1,615.7	$1.3	$—	$6,480.4
Gross profit	310.4	98.5	1.3	—	410.2
Equity in earnings of joint ventures	6.4	9.3	4.2	—	19.9
General and administrative expenses	—	—	(5.6)	(68.0)	(73.6)
Restructuring costs	—	—	—	(76.7)	(76.7)
Operating income (loss)	316.8	107.8	(0.1)	(144.7)	279.8
Gross profit as a % of revenue	6.4%	6.1%	—	—	6.3%

Six Months Ended March 31, 2021:
Revenue	$5,025.6	$1,552.1	$1.0	$—	$6,578.7
Gross profit	296.7	81.9	1.0	—	379.6
Equity in earnings of joint ventures	4.4	6.0	5.0	—	15.4
General and administrative expenses	—	—	(3.4)	(71.0)	(74.4)
Restructuring costs	—	—	—	(21.8)	(21.8)
Operating income	301.1	87.9	2.6	(92.8)	298.8
Gross profit as a % of revenue	5.9%	5.3%	—	—	5.8%

Reportable Segments:
Total assets
March 31, 2022	$7,134.9	$2,593.1	$236.6	$1,147.1
September 30, 2021	$7,204.6	$2,764.5	$234.6	$1,390.9

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to future impacts caused by the Covid-19 coronavirus pandemic and the related economic instability and market volatility, including the reaction of governments to the coronavirus, including any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; ability to continue payment of dividends; exposure to political and economic risks in different countries, including tariffs; currency exchange rate and interest fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Overview

We are a leading global provider of professional infrastructure consulting services for governments, businesses and organizations throughout the world. We provide advisory, planning, consulting, architectural and engineering design, construction and program management services, and investment and development services to commercial and government clients worldwide in major end markets such as transportation, facilities, water, environmental, and energy.

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

●	Americas: Planning, consulting, architectural and engineering design, and construction and program management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	International: Planning, consulting, architectural and engineering design services and program management to commercial and government clients in Europe, the Middle East, India, Africa and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	AECOM Capital (ACAP): Invests primarily in and develops real estate projects.

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

Regarding our capital allocation policy, on September 22, 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At March 31, 2022, we have approximately $737 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our capital allocation policy.

We have exited substantially all of our self-perform at-risk construction businesses and divested our remaining non-core oil and gas businesses in January 2022. As part of our ongoing plan to improve profitability and reduce our risk profile, we continue to evaluate our geographic exposure. In March 2022, we substantially completed our exit of all business operations in Russia consistent with our announcement on March 7, 2022.

We expect to incur restructuring costs of approximately $20 million to $30 million in fiscal 2022, including $7.6 million in the first fiscal half, primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Additionally, we expect restructuring costs of approximately $70 million to $80 million related to our exit of our Russia-related businesses. Total cash costs are expected to be approximately $20 million to $30 million for restructuring actions related to efficiencies and margin improvements and approximately $10 million related to the exit of our Russia-related businesses.

Covid-19 Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent its spread are affecting our businesses in a number of ways:

●	The coronavirus and accompanying economic effects may reduce demand for our services and impact client spending in certain circumstances; which could in turn adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.
●	We have required or facilitated employees to work remotely where appropriate.

●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.

●	Certain markets are experiencing project delays that have impacted our performance and results.

Results of Operations

Three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Changes		March 31,	March 31,	Changes
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$3,213.7	$3,265.5	$(51.8)	(1.6)%	$6,480.4	$6,578.7	$(98.3)	(1.5)%
Cost of revenue	3,003.7	3,070.3	(66.6)	(2.2)	6,070.2	6,199.1	(128.9)	(2.1)
Gross profit	210.0	195.2	14.8	7.6	410.2	379.6	30.6	8.1
Equity in earnings of joint ventures	12.0	7.2	4.8	66.7	19.9	15.4	4.5	29.2
General and administrative expenses	(37.2)	(36.0)	(1.2)	3.3	(73.6)	(74.4)	0.8	(1.1)
Restructuring costs	(73.3)	(8.8)	(64.5)	733.0	(76.7)	(21.8)	(54.9)	251.8
Income from operations	111.5	157.6	(46.1)	(29.3)	279.8	298.8	(19.0)	(6.4)
Other income	3.3	3.5	(0.2)	(5.7)	6.2	7.4	(1.2)	(16.2)
Interest expense	(24.2)	(32.8)	8.6	(26.2)	(49.6)	(63.5)	13.9	(21.9)
Income from continuing operations before taxes	90.6	128.3	(37.7)	(29.4)	236.4	242.7	(6.3)	(2.6)
Income tax expense for continuing operations	36.0	35.1	0.9	2.6	58.6	60.7	(2.1)	(3.5)
Net income from continuing operations	54.6	93.2	(38.6)	(41.4)	177.8	182.0	(4.2)	(2.3)
Net loss from discontinued operations	(6.0)	(47.9)	41.9	(87.5)	(68.0)	(103.7)	35.7	(34.4)
Net income	48.6	45.3	3.3	7.3	109.8	78.3	31.5	40.2
Net income attributable to noncontrolling interests from continuing operations	(5.6)	(4.9)	(0.7)	14.3	(11.0)	(10.3)	(0.7)	6.8
Net (income) loss attributable to noncontrolling interests from discontinued operations	(1.4)	(1.0)	(0.4)	40.0	4.3	(2.5)	6.8	(272.0)
Net income attributable to noncontrolling interests	(7.0)	(5.9)	(1.1)	18.6	(6.7)	(12.8)	6.1	(47.7)
Net income attributable to AECOM from continuing operations	49.0	88.3	(39.3)	(44.5)	166.8	171.7	(4.9)	(2.9)
Net loss attributable to AECOM from discontinued operations	(7.4)	(48.9)	41.5	(84.9)	(63.7)	(106.2)	42.5	(40.0)
Net income attributable to AECOM	$41.6	$39.4	$2.2	5.6%	$103.1	$65.5	$37.6	57.4%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.5	94.0	93.7	94.2
Gross profit	6.5	6.0	6.3	5.8
Equity in earnings of joint ventures	0.4	0.2	0.3	0.2
General and administrative expenses	(1.1)	(1.1)	(1.1)	(1.2)
Restructuring costs	(2.3)	(0.3)	(1.2)	(0.3)
Income from operations	3.5	4.8	4.3	4.5
Other income	0.1	0.1	0.1	0.1
Interest expense	(0.8)	(1.0)	(0.8)	(0.9)
Income from continuing operations before taxes	2.8	3.9	3.6	3.7
Income tax expense for continuing operations	1.1	1.0	0.9	0.9
Net income from continuing operations	1.7	2.9	2.7	2.8
Net loss from discontinued operations	(0.2)	(1.5)	(1.0)	(1.6)
Net income	1.5	1.4	1.7	1.2
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.2)	(0.2)	(0.2)	(0.2)
Net (income) loss attributable to noncontrolling interests from discontinued operations, net of tax	0.0	0.0	0.1	0.0
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.1)	(0.2)
Net income attributable to AECOM from continuing operations	1.5	2.7	2.6	2.6
Net loss attributable to AECOM from discontinued operations	(0.2)	(1.5)	(1.0)	(1.6)
Net income attributable to AECOM	1.3%	1.2%	1.6%	1.0%

Revenue

Our revenue for the three months ended March 31, 2022 decreased $51.8 million, or 1.6%, to $3,213.7 million as compared to $3,265.5 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2022 decreased $98.3 million, or 1.5%, to $6,480.4 million as compared to $6,578.7 million for the corresponding period last year.

The decrease in revenue for the three months ended March 31, 2022 was primarily attributable to a decrease in our Americas segment of $68.4 million, offset by an increase in our International segment of $16.8 million, as discussed further below.

The decrease in revenue for the six months ended March 31, 2022 was primarily attributable to a decrease in our Americas segment of $162.2 million, offset by an increase in our International segment of $63.6 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended March 31, 2022 and 2021 were $1.6 billion and $1.7 billion, respectively. Pass-through revenues for the six months ended March 31, 2022 and 2021 were $3.3 billion and $3.5 billion, respectively. Pass-through revenue as a percentage of revenue was 50% and 52% during the three months ended March 31, 2022 and 2021, respectively. Pass-through revenue as a percentage of revenue, was 51% and 54% during the six months ended March 31, 2022 and 2021, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2022 increased $14.8 million, or 7.6%, to $210.0 million as compared to $195.2 million for the corresponding period last year. For the three months ended March 31, 2022, gross profit, as a percentage of revenue, increased to 6.5% from 6.0% in the three months ended March 31, 2021.

Our gross profit for the six months ended March 31, 2022 increased $30.6 million, or 8.1%, to $410.2 million as compared to $379.6 million for the corresponding period last year. For the six months ended March 31, 2022, gross profit, as a percentage of revenue, increased to 6.3% from 5.8% in the six months ended March 31, 2021.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2022 was $12.0 million as compared to $7.2 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2022 was $19.9 million as compared to $15.4 million in the corresponding period last year.

The increases in earnings of joint ventures for the three and six months ended March 31, 2022 compared to the same period in the prior year were primarily due to increased earnings in our AECOM Capital segment compared to the prior year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2022 increased $1.2 million, or 3.3%, to $37.2 million as compared to $36.0 million for the corresponding period last year. For the three months ended March 31, 2022, general and administrative expenses, as a percentage of revenue, was 1.1% which was the same as in the three months ended March 31, 2021.

Our general and administrative expenses for the six months ended March 31, 2022 decreased $0.8 million, or 1.1%, to $73.6 million as compared to $74.4 million for the corresponding period last year. For the six months ended March 31, 2022, general and administrative expenses, as a percentage of revenue, decreased to 1.1% from 1.2% in the six months ended March 31, 2021.

Restructuring Costs

In the second quarter of fiscal 2022, we exited our business in Russia, and we incurred restructuring expenses related to asset impairment charges, personnel and real estate costs. We also incurred approximately $19.5 million of expenses resulting from the reclassification of other comprehensive income into earnings of our cumulative translation adjustment related to Russian ruble. During the three and six months ended March 31, 2022, we incurred restructuring expenses of $73.3 million and $76.7 million, respectively, primarily related to costs associated with our previously announced actions to exit our Russia-related businesses, improve margins and deliver efficiencies that result in a more agile organization.

Other Income

Our other income for the three months ended March 31, 2022 decreased to $3.3 million from $3.5 million for the corresponding period last year.

Our other income for the six months ended March 31, 2022 decreased to $6.2 million from $7.4 million for the corresponding period last year.

Other income is primarily comprised of interest income and net periodic pension adjustments.

Interest Expense

Our interest expense for the three months ended March 31, 2022 was $24.2 million as compared to $32.8 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2022 was $49.6 million as compared to $63.5 million for the corresponding period last year.

The decreases in interest expense for the three and six months ended March 31, 2022 were primarily due to lower interest rates on our outstanding debts compared to the prior year.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2022 was $36.0 million as compared to $35.1 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to an increase in tax expense of $5.6 million related to changes in valuation allowances and an increase in tax expense of $5.2 million related to an increase in nondeductible costs, partially offset by the tax impacts of a decrease in overall pre-tax income of $37.7 million.

Our income tax expense for the six months ended March 31, 2022 was $58.6 million as compared to $60.7 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year is due primarily to a tax benefit of $16.4 million related to changes in valuation allowances and an increase in tax expense of $12.8 million related to changes in foreign uncertain tax positions.

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

During the second quarter of fiscal 2022, valuation allowances in the amount of $6.4 million on the net deferred tax assets of our Russia business were recorded due to exiting all our business operations in Russia. It is now more likely than not the net deferred tax assets will not be realized.

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

Net loss from discontinued operations was $6.0 million for the three months ended March 31, 2022 and net loss was $47.9 million for the three months ended March 31, 2021, a decrease of $41.9 million. The decrease in net loss from discontinued operations for the three months ended March 31, 2022 was primarily due to the loss on the sale of our civil infrastructure construction business in the second quarter of fiscal 2021 that did not recur in fiscal 2022.

Net loss from discontinued operations was $68.0 million for the six months ended March 31, 2022 and net loss was $103.7 million for the six months ended March 31, 2021, a decrease of $35.7 million. The decrease in net loss from discontinued operations for the six months ended March 31, 2022 was primarily due to losses recorded on the sales of our power business and our civil infrastructure businesses in the first half of fiscal 2021 that did not recur in fiscal 2022, partially offset by a $3.0 million gain on sale, net of transaction costs, of our oil and gas construction business and losses recorded in the first half of fiscal 2022 of $43.9 million related to revisions of estimates for our working capital obligation to be paid and contingent consideration receivable related to the civil infrastructure business.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $41.6 million and $103.1 million for the three and six months ended March 31, 2022 as compared to net income attributable to AECOM of $39.4 million and $65.5 million for the three and six months ended March 31, 2021.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$2,399.9	$2,468.3	$(68.4)	(2.8)%	$4,863.4	$5,025.6	$(162.2)	(3.2)%
Cost of revenue	2,239.5	2,316.6	(77.1)	(3.3)	4,553.0	4,728.9	(175.9)	(3.7)
Gross profit	$160.4	$151.7	$8.7	5.7%	$310.4	$296.7	$13.7	4.6%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.3	93.9	93.6	94.1
Gross profit	6.7%	6.1%	6.4%	5.9%

Revenue

Revenue for our Americas segment for the three months ended March 31, 2022 decreased $68.4 million, or 2.8%, to $2,399.9 million as compared to $2,468.3 million for the corresponding period last year.

Revenue for our Americas segment for the six months ended March 31, 2022 decreased $162.2 million, or 3.2%, to $4,863.4 million as compared to $5,025.6 million for the corresponding period last year.

The decreases in revenue for the six months ended March 31, 2022 were primarily driven by a decrease in pass-through revenues primarily in our construction management business for high-rise buildings in New York City.

Gross Profit

Gross profit for our Americas segment for the three months ended March 31, 2022 increased $8.7 million, or 5.7%, to $160.4 million as compared to $151.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.7% of revenue for the three months ended March 31, 2022 from 6.1% in the corresponding period last year.

Gross profit for our Americas segment for the six months ended March 31, 2022 increased $13.7 million, or 4.6%, to $310.4 million as compared to $296.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.4% of revenue for the six months ended March 31, 2022 from 5.9% in the corresponding period last year.

The increases in gross profit for the three and six months ended March 31, 2022 were primarily due to a more efficient execution, investments in digital solutions, enterprise capability centers and shared service centers and underlying revenue growth excluding pass-through revenues.

International

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$813.3	$796.5	$16.8	2.1%	$1,615.7	$1,552.1	$63.6	4.1%
Cost of revenue	764.2	753.7	10.5	1.4	1,517.2	1,470.2	47.0	3.2
Gross profit	$49.1	$42.8	$6.3	14.7%	$98.5	$81.9	$16.6	20.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.0	94.6	93.9	94.7
Gross profit	6.0%	5.4%	6.1%	5.3%

Revenue

Revenue for our International segment for the three months ended March 31, 2022 increased $16.8 million, or 2.1%, to $813.3 million as compared to $796.5 million for the corresponding period last year.

Revenue for our International segment for the six months ended March 31, 2022 increased $63.6 million, or 4.1%, to $1,615.7 million as compared to $1,552.1 million for the corresponding period last year.

The increases in revenue for the three and six months ended March 31, 2022 were primarily attributable to increased growth in Europe, Middle East, India, and Asia compared to the prior year.

Gross Profit

Gross profit for our International segment for the three months ended March 31, 2022 increased $6.3 million, or 14.7%, to $49.1 million as compared to $42.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.0% of revenue for the three months ended March 31, 2022 from 5.4% in the corresponding period last year.

Gross profit for our International segment for the six months ended March 31, 2022 increased $16.6 million, or 20.3%, to $98.5 million as compared to $81.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.1% of revenue for the six months ended March 31, 2022 from 5.3% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2022 were primarily due to an increase in revenue and reduced costs resulting from investments in digital solutions, enterprise capability centers and shared service centers, and more efficient operational execution.

AECOM Capital

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$0.5	$0.7	$(0.2)	(28.6)%	$1.3	$1.0	$0.3	30.0%
Equity in earnings of joint ventures	$3.1	$1.2	$1.9	158.3	$4.2	$5.0	$(0.8)	(16.0)
General and administrative expenses	$(2.6)	$(1.5)	$(1.1)	73.3%	$(5.6)	$(3.4)	$(2.2)	64.7%

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

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $40 million to $50 million in restructuring costs in fiscal 2022 associated with our previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies and the exit of our Russia-related businesses.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2022, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At March 31, 2022, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $967.2 million, a decrease of $267.6 million, or 21.7%, from $1,234.8 million at September 30, 2021. The decrease in cash and cash equivalents was primarily attributable to $312.8 million of cash used to repurchase common stock.

Net cash provided by operating activities was $193.2 million for the six months ended March 31, 2022 as compared to $66.3 million for the six months ended March 31, 2021. The change was primarily attributable to an increase in cash provided by working capital of approximately $165.2 million, partially driven by a 12-day improvement in days sales outstanding from prior year, and an increase in net income of approximately $31.5 million, offset by a decrease in adjustments for non-cash items of approximately $69.8 million. The improvement in operating cash flow was also partly offset by a net unfavorable year over year impact of $6.9 million due to the sale of our oil and gas construction business in the current quarter and the sales of our power construction and civil construction businesses in fiscal 2021. The sale of trade receivables to financial institutions included in operating cash flows decreased $4.1 million during the six months ended March 31, 2022 compared to the six months ended March 31, 2021. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $93.9 million for the six months ended March 31, 2022, as compared to $362.5 million for the six months ended March 31, 2021. Cash used in investing activities decreased primarily due to a $216.2 million decrease in cash disposed as a result of the sales of discontinued operations.

Net cash used in financing activities was $368.6 million for the six months ended March 31, 2022 as compared to $580.4 million for the six months ended March 31, 2021. The decrease was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $238.1 million, or 36.5%, to $413.7 million at March 31, 2022 from $651.8 million at September 30, 2021. Net accounts receivable and contract assets, net of contract liabilities, decreased to $2,845.2 million at March 31, 2022 from $2,929.9 million at September 30, 2021.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 77 days at March 31, 2022 compared to 76 days at September 30, 2021.

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

Debt

Debt consisted of the following:

	March 31,	September 30,
	2022	2021

	(in millions)
Credit Agreement	$1,152.2	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	81.4	83.0
Total debt	2,230.9	2,235.6
Less: Current portion of debt and short-term borrowings	(42.8)	(53.8)
Less: Unamortized debt issuance costs	(21.8)	(24.1)
Long-term debt	$2,166.3	$2,157.7

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2022:

Fiscal Year
2022 (six months remaining)	$22.6
2023	61.8
2024	45.1
2025	39.4
2026	402.1
Thereafter	1,659.9
Total	$2,230.9

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

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and our percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the

Revolving Credit Facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric. The Credit Agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest. If the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, if one can be determined, or, if not, LIBOR may be replaced by a rate selected by the Company and the administrative agent under the Credit Agreement. Any replacement rate would also be subject to a spread adjustment which may be positive, negative or zero.

Some of our material subsidiaries (the "Guarantors") have guaranteed the obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers' obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors' assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the "Financial Covenants"). Our consolidated leverage ratio was 2.30 to 1.00 at March 31, 2022. As of March 31, 2022, we were in compliance with the covenants of the Credit Agreement.

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

At March 31, 2022 and September 30, 2021, letters of credit totaled $4.5 million and $5.2 million, respectively, under our Revolving Credit Facility. As of March 31, 2022 and September 30, 2021, we had $1,145.5 million and $1,144.8 million, respectively, available under our Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2022, the estimated fair value of the 2027 Senior Notes was approximately $1,017.2 million. The fair value of the 2027 Senior Notes as of March 31, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2022.

Other Debt

Other debt consists primarily of obligations under finance leases and loans and unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the six months ended March 31, 2022 and 2021 was 3.3% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2022 of $1.2 million and $2.5 million, respectively, and for the three and six months ended March 31, 2021 of $2.6 million and $4.4 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2022, there was approximately $492.0 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2022, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $312.5 million. The total amounts of employer contributions paid for the six months ended March 31, 2022 were $4.8 million for U.S. plans and $12.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2021, we contributed $3.7 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2021 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the six months ended March 31, 2022.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of March 31, 2022 and September 30, 2021, and for the six months ended March 31, 2022.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	March 31, 2022	September 30, 2021
Current assets	$2,717.7	$3,054.8
Non-current assets	3,162.4	3,206.2
Total assets	$5,880.1	$6,261.0

Current liabilities	$2,484.3	$2,789.7
Non-current liabilities	2,739.3	2,797.3
Total liabilities	5,223.6	5,587.0

Total stockholders’ equity	656.5	674.0
Total liabilities and stockholders’ equity	$5,880.1	$6,261.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the six months ended
March 31, 2022
Revenue	$3,410.1

Cost of revenue	3,175.5
Gross profit	234.6

Net income from continuing operations	12.5
Net loss from discontinued operations	—
Net income	$12.5

Net income attributable to AECOM	$12.5

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2022 and September 30, 2021, we had $1,152.2 million and $1,155.3 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the six months ended March 31, 2022, our weighted average floating rate borrowings were $1,363.7 million, or $1,163.7 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2022 would have increased by $5.8 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2022 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot guarantee the timing, amount or payment of dividends.

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

As discussed in more detail in the 2021 Form 10-K, political and economic instability, civil unrest, acts of terrorism, war, or other armed conflict can have a material adverse effect on our business. The conflict between Russia and Ukraine has resulted in the imposition by the U.S. and other nations of sanctions and other restrictive actions against Russia, Belarus and certain banks, companies and individuals. More generally, the conflict has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. In March 2022, the Company substantially completed its previously announced exit of all business operations in Russia. The impact of these government measures and our exit of our Russia-related businesses, as well as any further retaliatory actions taken by Russia and the U.S. and other nations, is currently unknown and could adversely affect our business, financial condition and results of operations.

Climate change and related environmental issues could have a material adverse impact on us.

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our clients. Accordingly, a natural disaster has the potential to disrupt our and our clients’

businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company's repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended March 31, 2022 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs

January 1 - 31, 2022	—	$—	—	$787,152,000
February 1 - 28, 2022	617,552	72.87	617,552	742,153,000
March 1- 31, 2022	70,466	70.97	70,466	737,152,000
Total	688,018	$72.67	688,018

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 11, 2022	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer