Form 10-Q
period 2022-06-30
AECOM
filed 2022-08-10
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, 139,649,705 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	June 30,	September 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$865,813	$1,120,790
Cash in consolidated joint ventures	144,909	108,406
Total cash and cash equivalents	1,010,722	1,229,196
Accounts receivable—net	2,439,538	2,619,491
Contract assets	1,435,145	1,369,031
Prepaid expenses and other current assets	768,225	739,044
Current assets held for sale	94,542	139,426
Income taxes receivable	47,615	77,355
TOTAL CURRENT ASSETS	5,795,787	6,173,543
PROPERTY AND EQUIPMENT—NET	454,403	398,876
DEFERRED TAX ASSETS—NET	326,687	360,260
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	347,240	328,906
GOODWILL	3,435,625	3,502,499
INTANGIBLE ASSETS—NET	40,442	54,867
OTHER NON-CURRENT ASSETS	288,555	307,927
OPERATING LEASE RIGHT-OF-USE ASSETS	551,669	607,076
NON-CURRENT ASSETS HELD FOR SALE	7,939	—
TOTAL ASSETS	$11,248,347	$11,733,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,309	$4,369
Accounts payable	1,998,922	2,090,479
Accrued expenses and other current liabilities	2,258,984	2,174,201
Income taxes payable	50,303	50,511
Contract liabilities	1,051,317	1,058,643
Current liabilities held for sale	60,786	94,043
Current portion of long-term debt	42,318	49,469
TOTAL CURRENT LIABILITIES	5,464,939	5,521,715
OTHER LONG-TERM LIABILITIES	106,315	145,444
OPERATING LEASE LIABILITIES, NON-CURRENT	610,169	679,059
LONG-TERM LIABILITIES HELD FOR SALE	345	11,095
DEFERRED TAX LIABILITY-NET	6,103	5,420
PENSION BENEFIT OBLIGATIONS	320,361	383,904
LONG-TERM DEBT	2,162,271	2,157,740
TOTAL LIABILITIES	8,670,503	8,904,377

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of June 30, 2022 and September 30, 2021; issued and outstanding 139,578,447 and 143,168,815 shares as of June 30, 2022 and September 30, 2021, respectively	1,396	1,432
Additional paid-in capital	4,139,019	4,115,541
Accumulated other comprehensive loss	(958,140)	(900,377)
Accumulated deficits	(731,265)	(504,126)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,451,010	2,712,470
Noncontrolling interests	126,834	117,107
TOTAL STOCKHOLDERS’ EQUITY	2,577,844	2,829,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,248,347	$11,733,954

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$3,241,695	$3,408,357	$9,722,069	$9,987,085
Cost of revenue	3,021,145	3,206,823	9,091,363	9,405,922
Gross profit	220,550	201,534	630,706	581,163

Equity in earnings of joint ventures	7,489	8,270	27,358	23,628
General and administrative expenses	(32,766)	(36,340)	(106,365)	(110,707)
Restructuring costs	(12,264)	(12,971)	(88,927)	(34,755)
Income from operations	183,009	160,493	462,772	459,329

Other income	4,314	4,482	10,517	11,812
Interest expense	(27,416)	(149,038)	(76,972)	(212,489)
Income from continuing operations before taxes	159,907	15,937	396,317	258,652
Income tax expense (benefit) for continuing operations	44,517	(17,938)	103,084	42,811
Net income from continuing operations	115,390	33,875	293,233	215,841
Net loss from discontinued operations	(3,481)	(15,502)	(71,534)	(119,168)
Net income	111,909	18,373	221,699	96,673

Net income attributable to noncontrolling interests from continuing operations	(8,487)	(5,901)	(19,535)	(16,160)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(1,534)	(941)	2,829	(3,495)
Net income attributable to noncontrolling interests	(10,021)	(6,842)	(16,706)	(19,655)

Net income attributable to AECOM from continuing operations	106,903	27,974	273,698	199,681
Net loss attributable to AECOM from discontinued operations	(5,015)	(16,443)	(68,705)	(122,663)
Net income attributable to AECOM	$101,888	$11,531	$204,993	$77,018

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.76	$0.19	$1.94	$1.35
Basic discontinued operations per share	$(0.04)	$(0.11)	$(0.49)	$(0.83)
Basic earnings per share	$0.72	$0.08	$1.45	$0.52

Diluted continuing operations per share	$0.75	$0.19	$1.91	$1.32
Diluted discontinued operations per share	$(0.03)	$(0.11)	$(0.48)	$(0.81)
Diluted earnings per share	$0.72	$0.08	$1.43	$0.51

Weighted average shares outstanding:
Basic	140,608	146,109	141,149	148,434
Diluted	142,178	148,859	143,147	150,707

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income	$111,909	$18,373	$221,699	$96,673

Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	(560)	830	20,076	2,783
Foreign currency translation adjustments	(112,217)	(18,775)	(108,318)	13,111
Pension adjustments, net of tax	18,279	3,220	30,042	(7,491)
Other comprehensive income (loss), net of tax	(94,498)	(14,725)	(58,200)	8,403
Comprehensive income, net of tax	17,411	3,648	163,499	105,076
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(9,576)	(6,913)	(16,269)	(19,916)
Comprehensive income (loss) attributable to AECOM, net of tax	$7,835	$(3,265)	$147,230	$85,160

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT MARCH 31, 2022	$1,407	$4,100,905	$(864,087)	$(706,783)	$2,531,442	$118,211	$2,649,653
Net income	—	—	—	101,888	101,888	10,021	111,909
Dividends declared	—	—	—	(21,305)	(21,305)	—	(21,305)
Other comprehensive income	—	—	(94,053)	—	(94,053)	(445)	(94,498)
Issuance of stock	5	32,445	—	—	32,450	—	32,450
Repurchases of stock	(16)	(23)	—	(105,065)	(105,104)	—	(105,104)
Stock-based compensation	—	5,692	—	—	5,692	—	5,692
Other transactions with noncontrolling interests	—	—	—	—	—	(9)	(9)
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(951)	(951)
BALANCE AT JUNE 30, 2022	$1,396	$4,139,019	$(958,140)	$(731,265)	$2,451,010	$126,834	$2,577,844

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT MARCH 31, 2021	$1,468	$4,054,089	$(895,736)	$(336,852)	$2,822,969	$103,731	$2,926,700
Net income	—	—	—	11,531	11,531	6,842	18,373
Other comprehensive loss	—	—	(14,796)	—	(14,796)	71	(14,725)
Issuance of stock	5	34,913	—	—	34,918	—	34,918
Repurchases of stock	(24)	(111)	—	(158,041)	(158,176)	—	(158,176)
Stock-based compensation	—	11,591	—	—	11,591	—	11,591
Distributions to noncontrolling interests	—	—	—	—	—	(1,703)	(1,703)
BALANCE AT JUNE 30, 2021	$1,449	$4,100,482	$(910,532)	$(483,362)	$2,708,037	$108,941	$2,816,978

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	204,993	204,993	16,706	221,699
Dividends declared	—	—	—	(64,256)	(64,256)	—	(64,256)
Other comprehensive income	—	—	(57,763)	—	(57,763)	(437)	(58,200)
Issuance of stock	24	46,029	—	—	46,053	—	46,053
Repurchases of stock	(60)	(49,962)	—	(367,876)	(417,898)	—	(417,898)
Stock-based compensation	—	27,411	—	—	27,411	—	27,411
Other transactions with noncontrolling interests	—	—	—	—	—	(127)	(127)
Contributions from noncontrolling interests	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	(6,424)	(6,424)
BALANCE AT JUNE 30, 2022	$1,396	4,139,019	(958,140)	(731,265)	2,451,010	126,834	2,577,844

			Accumulated	Retained	Total
		Additional	Other	Earnings/	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	(Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits)	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544
Net income	—	—	—	77,018	77,018	19,655	96,673
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	8,142	—	8,142	261	8,403
Issuance of stock	24	51,908	—	—	51,932	—	51,932
Repurchases of stock	(145)	(23,053)	—	(726,649)	(749,847)	—	(749,847)
Stock-based compensation	—	36,213	—	—	36,213	—	36,213
Other transactions with noncontrolling interests	—	—	—	—	—	580	580
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(24,039)	(24,039)
Contributions from noncontrolling interests	—	—	—	—	—	226	226
Distributions to noncontrolling interests	—	—	—	—	—	(8,728)	(8,728)
BALANCE AT JUNE 30, 2021	$1,449	$4,100,482	$(910,532)	$(483,362)	$2,708,037	$108,941	$2,816,978

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,699	$96,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,605	129,288
Equity in earnings of unconsolidated joint ventures	(21,921)	(28,294)
Distribution of earnings from unconsolidated joint ventures	18,807	26,554
Non-cash stock compensation	27,411	36,213
Prepayment premium on redemption of unsecured notes	—	117,500
Impairment of long-lived assets	—	105,194
Loss on sale of discontinued operations	50,940	56,222
Foreign currency translation	(30,208)	(33,318)
Other	10,921	11,162
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	72,140	373,248
Prepaid expenses and other assets	132,695	(290,039)
Accounts payable	(181,718)	(271,947)
Accrued expenses and other current liabilities	123,336	58,901
Contract liabilities	(7,375)	134,815
Other long-term liabilities	(145,264)	(135,584)
Net cash provided by operating activities	398,068	386,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for sale of discontinued operations including cash disposed	(42,261)	(265,876)
Investment in unconsolidated joint ventures	(20,205)	(51,852)
Return of investment in unconsolidated joint ventures	1,731	2,868
Proceeds from sale of investments	9,032	15,507
Proceeds from disposal of property and equipment	637	10,284
Payments for capital expenditures	(70,494)	(112,603)
Net cash used in investing activities	(121,560)	(401,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,628,971	2,848,244
Repayments of borrowings under credit agreements	(2,662,513)	(1,929,251)
Redemption of unsecured senior notes	—	(797,252)
Prepayment premium on redemption of unsecured notes	—	(117,500)
Cash paid for debt issuance costs	(155)	(10,284)
Dividends paid	(42,353)	—
Proceeds from issuance of common stock	20,589	19,347
Proceeds from exercise of stock options	—	4,038
Payments to repurchase common stock	(417,898)	(749,847)
Net distributions to noncontrolling interests	(6,415)	(8,502)
Other financing activities	(16,081)	(13,882)
Net cash used in financing activities	(495,855)	(754,889)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,535)	6,591
NET DECREASE IN CASH AND CASH EQUIVALENTS	(222,882)	(763,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,234,792	1,818,249
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,011,910	1,054,867
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(1,188)	(5,837)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,010,722	$1,049,030

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

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report. Certain reclassifications were made to the prior year to conform to current year presentation. Prior period’s disaggregated revenue by geographic region reclassifies the India business to Europe, Middle East and Africa to conform with current operations.

The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2022.

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

In October 2021, the FASB issued final guidance to companies that apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance creates an exception to the general requirement to measure acquired assets and liabilities at fair value on the acquisition date. Under this exception, an acquirer applies ASC 606 to recognize and measure contract assets and contract liabilities on the acquisition date. The Company expects to adopt the new guidance starting on October 1, 2022 on a prospective basis for any business combinations the Company undertakes.

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

The Company also completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company recorded a $32.8 million loss related to the sale of its civil infrastructure construction business. In the first half of fiscal 2022, the Company recorded an additional $43.9 million loss primarily related to revisions of estimates for its working capital obligation to be paid and a contingent consideration receivable. Under the terms of the sale agreement, the Company made the required cash payments and delivered the cash and cash equivalents, including cash in consolidated joint ventures, on the balance sheet at closing. As a result, the Company recorded the net cash impact of the sale as a use of cash in the investing section of its statement of cash flows.

On January 28, 2022, the Company completed the sale of its oil and gas construction business to affiliates of Graham Maintenance Services LP for a purchase price of $14 million, subject to cash, debt and working capital adjustments. The Company recorded a pre-tax gain of approximately $3.0 million on the sale, net of transaction costs.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	June 30,	September 30,
	2022	2021

Cash and cash equivalents	$1.2	$5.6
Receivables and contract assets	77.8	90.3
Other	15.5	43.5
Current assets held for sale	$94.5	$139.4

Property and equipment, net	$7.9	$52.9
Other	—	18.5
Write-down of assets to fair value less cost to sell	—	(71.4)
Non-current assets held for sale	$7.9	$—

Accounts payable and accrued expenses	$60.8	$88.5
Other	—	5.5
Current liabilities held for sale	$60.8	$94.0

Long-term liabilities held for sale	$0.3	$11.1

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue	$73.2	$162.9	$285.0	$606.6
Cost of revenue	72.4	159.5	302.0	600.3
Gross profit (loss)	0.8	3.4	(17.0)	6.3
Equity in earnings of joint ventures	(2.1)	(3.4)	(5.5)	4.6
Loss on disposal activities	(5.4)	(6.1)	(50.9)	(56.2)
Transaction costs	—	(0.7)	(6.2)	(14.3)
Impairment of long-lived assets	—	(9.4)	—	(105.2)
Loss from operations	(6.7)	(16.2)	(79.6)	(164.8)
Interest expense	—	(0.1)	(0.1)	(0.4)
Loss before taxes	(6.7)	(16.3)	(79.7)	(165.2)
Income tax benefit	(3.2)	(0.9)	(8.2)	(46.1)
Net loss from discontinuing operations	$(3.5)	$(15.4)	$(71.5)	$(119.1)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Payments for capital expenditures	$(1.1)	$(2.0)	$(2.6)	$(6.6)

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2022 were as follows:

		Foreign
	September 30,	Exchange	June 30,
	2021	Impact	2022

	(in millions)
Americas	$2,626.4	$(3.4)	$2,623.0
International	876.1	(63.5)	812.6
Total	$3,502.5	$(66.9)	$3,435.6

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2022 and September 30, 2021, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2022			September 30, 2021
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and customer relationships	$663.1	$(622.7)	$40.4	$663.4	$(608.5)	$54.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue were $14.2 million and $15.9 million for the nine months ended June 30, 2022 and 2021, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2022 and for the succeeding years:

Fiscal Year	(in millions)
2022 (three months remaining)	$4.6
2023	18.0
2024	17.2
2025	0.6
Total	$40.4

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the nine months ended June 30, 2022 and 2021 were $5.0 billion and $5.4 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(in millions)
Cost reimbursable	$1,328.0	$1,309.2	$4,014.5	$4,041.8
Guaranteed maximum price	1,105.5	1,229.9	3,178.1	3,443.0
Fixed-price	808.2	869.3	2,529.5	2,502.3
Total revenue	$3,241.7	$3,408.4	$9,722.1	$9,987.1

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(in millions)
Americas	$2,457.5	$2,619.0	$7,322.2	$7,645.7
Europe, Middle East, India, Africa	426.7	428.2	1,325.1	1,278.3
Asia Pacific	357.5	361.2	1,074.8	1,063.1
Total revenue	$3,241.7	$3,408.4	$9,722.1	$9,987.1

As of June 30, 2022, the Company had allocated $21.3 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $504.7 million and $646.6 million during the nine months ended June 30, 2022 and 2021, respectively, that was included in contract liabilities as of September 30, 2021 and 2020, respectively.

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

Net accounts receivable consisted of the following:

	June 30,	September 30,
	2022	2021

	(in millions)
Billed	$2,019.4	$2,181.1
Contract retentions	501.4	531.2
Total accounts receivable—gross	2,520.8	2,712.3
Allowance for doubtful accounts and credit losses	(81.3)	(92.8)
Total accounts receivable—net	$2,439.5	$2,619.5

Substantially all contract assets as of June 30, 2022 and September 30, 2021 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $140 million as of both June 30, 2022 and September 30, 2021. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash. These retention agreements vary from project to project and could be outstanding for several months or years.

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

No single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2022 and September 30, 2021.

The Company sold trade receivables to financial institutions, of which $199.1 million and $263.6 million were outstanding as of June 30, 2022 and September 30, 2021, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	June 30,
	2022	September 30,
	(unaudited)	2021

	(in millions)
Current assets	$523.3	$503.9
Non-current assets	74.0	74.8
Total assets	$597.3	$578.7

Current liabilities	$468.8	$400.3
Non-current liabilities	1.5	1.5
Total liabilities	470.3	401.8
Total AECOM equity	11.6	74.0
Noncontrolling interests	115.4	102.9
Total owners’ equity	127.0	176.9
Total liabilities and owners’ equity	$597.3	$578.7

Total revenue of the consolidated joint ventures was $980.1 million and $604.7 million for the nine months ended June 30, 2022 and 2021, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	June 30,	September 30,
	2022	2021

	(in millions)
Current assets	$1,285.4	$1,323.2
Non-current assets	1,056.8	1,001.6
Total assets	$2,342.2	$2,324.8

Current liabilities	$779.5	$845.8
Non-current liabilities	524.0	537.2
Total liabilities	1,303.5	1,383.0
Joint ventures’ equity	1,038.7	941.8
Total liabilities and joint ventures’ equity	$2,342.2	$2,324.8

AECOM’s investment in unconsolidated joint ventures	$347.2	$328.9

	Nine Months Ended
	June 30,	June 30,
	2022	2021

	(in millions)
Revenue	$1,311.6	$1,588.4
Cost of revenue	1,264.1	1,539.8
Gross profit	$47.5	$48.6
Net income	$42.8	$41.8

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30,	June 30,
	2022	2021

	(in millions)
Pass-through joint ventures	$19.0	$18.8
Other joint ventures	8.4	4.8
Total	$27.4	$23.6

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.2	$—	$0.1	$—	$0.4	$—	$0.4
Interest cost on projected benefit obligation	1.2	6.0	1.1	5.5	3.5	18.7	3.2	16.2
Expected return on plan assets	(1.4)	(10.4)	(1.6)	(11.1)	(4.2)	(32.2)	(4.8)	(32.6)
Amortization of prior service cost	—	0.1	—	0.1	—	0.1	—	0.1
Amortization of net loss	1.4	1.7	1.4	2.4	4.2	5.4	4.4	6.9
Settlement loss recognized	—	0.1	0.1	—	0.2	0.1	0.1	—
Net periodic benefit cost	$1.2	$(2.3)	$1.0	$(3.0)	$3.7	$(7.5)	$2.9	$(9.0)

The total amounts of employer contributions paid for the nine months ended June 30, 2022 were $6.8 million for U.S. plans and $18.2 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2022 are $4.4 million for U.S. plans and $6.1 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	June 30,	September 30,
	2022	2021

	(in millions)
Credit Agreement	$1,147.8	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	82.3	83.0
Total debt	2,227.4	2,235.6
Less: Current portion of debt and short-term borrowings	(44.6)	(53.8)
Less: Unamortized debt issuance costs	(20.5)	(24.1)
Long-term debt	$2,162.3	$2,157.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2022:

Fiscal Year
2022 (three months remaining)	$11.7
2023	67.4
2024	45.6
2025	40.0
2026	402.7
Thereafter	1,660.0
Total	$2,227.4

Credit Agreement

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to the Credit Agreement (the “Credit Agreement”), pursuant to which the Company amended and restated its Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. At the time of amendment, the Credit Agreement consisted of a $1,150,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Term A Facility,” together with the Revolving Credit Facility, the “Credit Facilities”), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at the Company’s option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to the Company’s CO2 emissions and its percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric. The Credit Agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest. When the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, which will be subject to a spread adjustment which may be positive, negative or zero.

Some of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Company’s consolidated leverage ratio was 2.30 to 1.00 at June 30, 2022. As of June 30, 2022, the Company was in compliance with the covenants of the Credit Agreement.

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

On June 25, 2021, the Company entered into Amendment No. 11 to the Credit Agreement, pursuant to which the lenders thereunder have provided to the Company an additional $215,000,000 in aggregate principal amount under the Term A Facility. The Company used the net proceeds from the increase in the Term A Facility (together with cash on hand), to (i) redeem all of the Company’s remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

At June 30, 2022 and September 30, 2021, letters of credit totaled $4.5 million and $5.2 million, respectively, under the Company’s Revolving Credit Facility. As of June 30, 2022 and September 30, 2021, the Company had $1,145.5 million and $1,144.8 million, respectively, available under its Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of June 30, 2022, the estimated fair value of the 2027 Senior Notes was approximately $935.0 million. The fair value of the 2027 Senior Notes as of June 30, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2022.

Other Debt

Other debt consists primarily of obligations under finance leases and loans and unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2022 and 2021 was 3.4% and 4.7%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2022 of $1.2 million and $3.7 million, respectively, and for the three and nine months ended June 30, 2021 of $4.6 million and $9.0 million, respectively.

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

Cash Flow Hedges

The Company uses interest rate swap and interest rate cap agreements designated as cash flow hedges to limit exposure to variable interest rates on portions of the Company’s debt. The Company initially reports any gain on the effective portion of a cash flow hedge as a component of accumulated other comprehensive loss. Depending on the type of cash flow hedge, the gain is subsequently reclassified against interest expense when the interest expense on the variable rate debt is recognized. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap or interest rate cap agreements would be recognized in other income.

The notional principal, fixed rates and related effective and expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

June 30, 2022
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

In the third quarter of fiscal 2022, the Company purchased interest rate cap agreements with a notional value of $300.0 million to manage interest rate exposure of its variable rate loans. The caps became effective on June 30, 2022 and terminate in March 2028. The caps reduce the Company’s exposure to one-month LIBOR. In the event one-month LIBOR exceeds 3.5%, the Company will pay a fixed rate of 3.5% and receive payment at the prevailing one-month LIBOR.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2022 and 2021.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements included in other current assets, other non-current assets, other current liabilities, and other long-term liabilities on June 30, 2022 and were $3.5 million, $23.7 million, $1.7 million,and $3.2 million, respectively. The fair values of the interest rate swap agreements included in other non-current assets, other current liabilities, and other long-term liabilities on September 30, 2021 were $1.2 million, $5.0 million, and $1.8 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as LIBOR or SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2022 and 2021. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Stock option activity for the nine months ended June 30 was as follows:

	2022		2021
	Shares of stock	Weighted average	Shares of stock	Weighted average
	under options	exercise price	under options	exercise price
	(in millions)		(in millions)
Outstanding at September 30	0.3	$38.72	0.4	$36.41
Options granted	—	—	—	—
Options exercised	—	—	(0.1)	31.62
Options forfeited or expired	—	—	—	—
Outstanding at June 30	0.3	38.72	0.3	38.72

Vested and expected to vest in the future as of June 30	0.2	$38.72	0.2	$38.72

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $85.46 and $52.76 during the nine months ended June 30, 2022 and 2021, respectively. The weighted average grant date fair value of restricted stock unit awards was $74.30 and $49.21 during the nine months ended June 30, 2022 and 2021, respectively. Total compensation expense related to these share-based payments including stock options was $27.4 million and $36.2 million during the nine months ended June 30, 2022 and 2021, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2022 and September 30, 2021 was $54.4 million and $45.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 26.0% and 16.6% for the nine months ended June 30, 2022 and 2021, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2022 were a tax benefit of $36.4 million related to income tax credits and incentives, tax expense of $31.4 million related to foreign residual income, tax expense of $16.4 million related to state income taxes, tax expense of $15.7  million related to uncertain tax positions, tax expense of $11.9 million related to nondeductible costs, and tax benefit of $11.6 million related to changes in valuation allowances. All of these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year except for the one-time changes in valuation allowances and uncertain tax positions.

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

During the nine-month period ended June 30, 2022, valuation allowances in the amount of $21.9 million primarily related to net operating losses in certain foreign entities were released due to sufficient positive evidence obtained during the first quarter. The positive evidence included a realignment of the Company’s global transfer pricing methodology that was implemented during the first quarter which resulted in forecasting the utilization of the net operating losses within the foreseeable future.

During the nine-month period ended June 30, 2022, valuation allowances in the amount of $6.4 million on the net deferred tax assets of the Company’s Russia business were recorded due to the Company exiting all business operations in Russia. It is now more likely than not the net deferred tax assets will not be realized.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and nine months ended June 30, 2022 and 2021, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(in millions)
Denominator for basic earnings per share	140.6	146.1	141.1	148.4
Potential common shares	1.6	2.8	2.0	2.3
Denominator for diluted earnings per share	142.2	148.9	143.1	150.7

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

The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in millions)
Operating lease cost	$42.6	$46.3	$130.4	$141.0
Finance lease cost:
Amortization of right-of-use assets	4.6	3.9	13.3	10.3
Interest on lease liabilities	0.6	0.6	1.7	1.8
Variable lease cost	8.9	8.5	25.3	27.2
Total lease cost	$56.7	$59.3	$170.7	$180.3

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	June 30, 2022	September 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$551.7	$607.1
Finance lease assets	Property and equipment – net	51.7	44.4
Total lease assets		$603.4	$651.5

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$151.5	$157.3
Finance lease liabilities	Current portion of long-term debt	18.2	13.4
Total current lease liabilities		169.7	170.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	610.2	679.1
Finance lease liabilities	Long-term debt	34.8	32.1
Total non-current lease liabilities		$645.0	$711.2

	As of	As of
	June 30, 2022	September 30, 2021
Weighted average remaining lease term (in years):
Operating leases	6.5	6.9
Finance leases	3.3	3.5
Weighted average discount rates:
Operating leases	4.0%	4.3%
Finance leases	3.9%	4.3%

Additional cash flow information related to leases is as follows:

	Nine Months Ended
	June 30,	June 30,
	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152.5	$165.9
Operating cash flows from finance leases	1.7	1.5
Financing cash flows from finance leases	14.7	10.1
Right-of-use assets obtained in exchange for new operating leases	53.3	77.3
Right-of-use assets obtained in exchange for new finance leases	22.7	22.2

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2022 (three months remaining)	$48.3	$4.5
2023	172.7	20.1
2024	146.6	16.5
2025	121.6	10.7
2026	95.4	3.9
Thereafter	288.2	0.6
Total lease payments	$872.8	$56.3
Less: Amounts representing interest	$(111.1)	$(3.3)
Total lease liabilities	$761.7	$53.0

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2022	2021

	(in millions)
Accrued salaries and benefits	$659.5	$661.8
Accrued contract costs	1,250.6	1,202.1
Other accrued expenses	348.9	310.3
	$2,259.0	$2,174.2

Accrued contract costs above include balances related to professional liability accruals of $751.2 million and $736.4 million as of June 30, 2022 and September 30, 2021, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees for which the Company has not received an invoice. Liabilities recorded related to accrued contract losses were not material as of June 30, 2022 and September 30, 2021. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the nine months ended June 30, 2022 and 2021. During the first nine months of fiscal 2022, the Company incurred restructuring expenses of $88.9 million, of which $69.1 million was related to the exit of our Russia-related businesses and is discussed further below. The remaining $19.8 million related to actions to improve margins and deliver efficiencies. These expenses included personnel and other costs of $16.5 million and real estate costs of $3.3 million, of which $1.1 million was accrued and unpaid at June 30, 2022. During the first nine months of fiscal 2021, the Company incurred restructuring expenses of $34.8 million, including personnel and other costs of $25.8 million and real estate costs of $9.0 million, of which $6.5 million was accrued and unpaid at June 30, 2021.

In March 2022, the Company substantially completed the previously announced exit of all business operations in Russia. The Company incurred a $69.1 million pre-tax expense during the three-month period ended March 31, 2022 related to the exit of its Russia-related businesses, which comprised of asset impairment charges, personnel and real estate costs, of which $3.8 million was accrued and unpaid at June 30, 2022. Approximately $19.5 million of that expense was due to the recognition in earnings of the Company’s cumulative translation adjustment related to the Russian ruble, which was previously reported as a component of Stockholders’ Equity. The financial contribution to the Company from its business related to Russia was not material.

On June 8, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, which was paid on July 22, 2022 to stockholders of record as of July 6, 2022. As of June 30, 2022, accrued and unpaid dividends totaled $21.9 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2022 and 2021 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss)on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2022	$(304.4)	$(576.2)	$16.5	$(864.1)
Other comprehensive income (loss) before reclassification	16.1	(111.8)	(1.2)	(96.9)
Amounts reclassified from accumulated other comprehensive loss	2.2	—	0.7	2.9
Balances at June 30, 2022	$(286.1)	$(688.0)	$16.0	$(958.1)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2021	$(353.5)	$(535.6)	$(6.6)	$(895.7)
Other comprehensive income (loss) before reclassification	0.2	(18.8)	(0.1)	(18.7)
Amounts reclassified from accumulated other comprehensive loss	3.0	—	0.9	3.9
Balances at June 30, 2021	$(350.3)	$(554.4)	$(5.8)	$(910.5)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	22.9	(127.4)	17.6	(86.9)
Amounts reclassified from accumulated other comprehensive loss	7.2	19.5	2.5	29.2
Balances at June 30, 2022	$(286.1)	$(688.0)	$16.0	$(958.1)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive (loss) income before reclassification	(16.5)	12.9	0.1	(3.5)
Amounts reclassified from accumulated other comprehensive loss	9.0	—	2.7	11.7
Balances at June 30, 2021	$(350.3)	$(554.4)	$(5.8)	$(910.5)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2022 and September 30, 2021, these outstanding standby letters of credit totaled $640.9 million and $478.5 million, respectively. As of June 30, 2022, the Company had $438.1 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At June 30, 2022, the Company was contingently liable in the amount of approximately $645.4 million in issued standby letters of credit and $3.7 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At June 30, 2022, the Company has capital commitments of $15.3 million to the Fund over the next 7 years.

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

16.   Reportable Segments

The Company’s reportable segments are presented according to their geographic regions and business activities. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, India, Africa, and the Asia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	($ in millions)
Three Months Ended June 30, 2022:
Revenue	$2,457.0	$784.2	$0.5	$—	$3,241.7
Gross profit	164.7	55.3	0.5	—	220.5
Equity in earnings of joint ventures	2.8	0.5	4.2	—	7.5
General and administrative expenses	—	—	(3.0)	(29.8)	(32.8)
Restructuring costs	—	—	—	(12.2)	(12.2)
Operating income	167.5	55.8	1.7	(42.0)	183.0
Gross profit as a % of revenue	6.7%	7.1%	—	—	6.8%

Three Months Ended June 30, 2021:
Revenue	$2,618.5	$789.3	$0.6	$—	$3,408.4
Gross profit	160.6	40.4	0.6	—	201.6
Equity in earnings of joint ventures	3.2	5.1	(0.1)	—	8.2
General and administrative expenses	—	—	(2.4)	(33.9)	(36.3)
Restructuring costs	—	—	—	(13.0)	(13.0)
Operating income	163.8	45.5	(1.9)	(46.9)	160.5
Gross profit as a % of revenue	6.1%	5.1%	—	—	5.9%

Nine Months Ended June 30, 2022:
Revenue	$7,320.4	$2,399.9	$1.8	$—	$9,722.1
Gross profit	475.1	153.8	1.8	—	630.7
Equity in earnings of joint ventures	9.2	9.8	8.4	—	27.4
General and administrative expenses	—	—	(8.6)	(97.8)	(106.4)
Restructuring costs	—	—	—	(88.9)	(88.9)
Operating income	484.3	163.6	1.6	(186.7)	462.8
Gross profit as a % of revenue	6.5%	6.4%	—	—	6.5%

Nine Months Ended June 30, 2021:
Revenue	$7,644.1	$2,341.4	$1.6	$—	$9,987.1
Gross profit	457.3	122.3	1.6	—	581.2
Equity in earnings of joint ventures	7.6	11.1	4.9	—	23.6
General and administrative expenses	—	—	(5.8)	(104.9)	(110.7)
Restructuring costs	—	—	—	(34.8)	(34.8)
Operating income	464.9	133.4	0.7	(139.7)	459.3
Gross profit as a % of revenue	6.0%	5.2%	—	—	5.8%

Reportable Segments:

Total assets
June 30, 2022	$7,220.2	$2,513.8	$242.9	$1,168.9
September 30, 2021	$7,204.6	$2,764.5	$234.6	$1,390.9

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

Our business focuses primarily on providing fee-based knowledge-based services. We primarily derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs. AECOM Capital primarily derives its income from real estate development sales and management fees.

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

●	Americas: Planning, consulting, architectural and engineering design, construction management and program management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	International: Planning, consulting, architectural and engineering design services and program management to commercial and government clients in Europe, the Middle East, India, Africa and the Asia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.

●	AECOM Capital (ACAP): Invests primarily in and develops real estate projects.

Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources and capital to profitable and high growth markets, secure new contracts, and renew existing client agreements. Demand for our services may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation and profitability.

Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors, other project-related expenses and sales, general and administrative costs.

Regarding our capital allocation policy, on September 22, 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At June 30, 2022, we have approximately $632 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our capital allocation policy.

We have exited substantially all of our self-perform at-risk construction businesses and divested our remaining non-core oil and gas businesses in January 2022. As part of our ongoing plan to improve profitability and maintain a reduced risk profile, we continuously evaluate our geographic exposure. In March 2022, we substantially completed our exit of all business operations in Russia consistent with our announcement on March 7, 2022.

We expect to incur restructuring costs of approximately $20 million to $30 million in fiscal 2022, primarily related to previously announced restructuring actions that are expected to deliver continued margin improvement and efficiencies. Additionally, we expect restructuring costs of approximately $70 million to $80 million related to our exit of our Russia-related businesses. Total cash costs are expected to be approximately $20 million to $30 million for restructuring actions related to efficiencies and margin improvements and approximately $10 million related to the exit of our Russia-related businesses.

Covid-19 Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent its spread are affecting our businesses in a number of ways:

●	The coronavirus and accompanying economic effects may reduce demand for our services and impact client spending in certain circumstances; which could in turn adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.
●	We have required or facilitated employees to work remotely where appropriate.

●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.

●	Certain markets in Asia are experiencing project delays that have impacted our performance and results.

Results of Operations

Three and nine months ended June 30, 2022 compared to the three and nine months ended June 30, 2021

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Changes		June 30,	June 30,	Changes
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$3,241.7	$3,408.4	$(166.7)	(4.9)%	$9,722.1	$9,987.1	$(265.0)	(2.7)%
Cost of revenue	3,021.2	3,206.8	(185.6)	(5.8)	9,091.4	9,405.9	(314.5)	(3.3)
Gross profit	220.5	201.6	18.9	9.4	630.7	581.2	49.5	8.5
Equity in earnings of joint ventures	7.5	8.2	(0.7)	(8.5)	27.4	23.6	3.8	16.1
General and administrative expenses	(32.8)	(36.3)	3.5	(9.6)	(106.4)	(110.7)	4.3	(3.9)
Restructuring costs	(12.2)	(13.0)	0.8	(6.2)	(88.9)	(34.8)	(54.1)	155.5
Income from operations	183.0	160.5	22.5	14.0	462.8	459.3	3.5	0.8
Other income	4.3	4.5	(0.2)	(4.4)	10.5	11.9	(1.4)	(11.8)
Interest expense	(27.4)	(149.0)	121.6	(81.6)	(77.0)	(212.5)	135.5	(63.8)
Income from continuing operations before taxes	159.9	16.0	143.9	899.4	396.3	258.7	137.6	53.2
Income tax expense (benefit) for continuing operations	44.5	(17.8)	62.3	(350.0)	103.1	42.9	60.2	140.3
Net income from continuing operations	115.4	33.8	81.6	241.4	293.2	215.8	77.4	35.9
Net loss from discontinued operations	(3.5)	(15.4)	11.9	(77.3)	(71.5)	(119.1)	47.6	(40.0)
Net income	111.9	18.4	93.5	508.2	221.7	96.7	125.0	129.3
Net income attributable to noncontrolling interests from continuing operations	(8.5)	(5.9)	(2.6)	44.1	(19.5)	(16.2)	(3.3)	20.4
Net income attributable to noncontrolling interests from discontinued operations	(1.5)	(1.0)	(0.5)	50.0	2.8	(3.5)	6.3	(180.0)
Net income attributable to noncontrolling interests	(10.0)	(6.9)	(3.1)	44.9	(16.7)	(19.7)	3.0	(15.2)
Net income attributable to AECOM from continuing operations	106.9	27.9	79.0	283.2	273.7	199.6	74.1	37.1
Net loss attributable to AECOM from discontinued operations	(5.0)	(16.4)	11.4	(69.5)	(68.7)	(122.6)	53.9	(44.0)
Net income attributable to AECOM	$101.9	$11.5	$90.4	786.1%	$205.0	$77.0	$128.0	166.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.2	94.1	93.5	94.2
Gross profit	6.8	5.9	6.5	5.8
Equity in earnings of joint ventures	0.2	0.2	0.3	0.2
General and administrative expenses	(1.0)	(1.0)	(1.1)	(1.1)
Restructuring costs	(0.4)	(0.4)	(0.9)	(0.3)
Income from operations	5.6	4.7	4.8	4.6
Other income	0.1	0.1	0.1	0.1
Interest expense	(0.8)	(4.3)	(0.8)	(2.1)
Income from continuing operations before taxes	4.9	0.5	4.1	2.6
Income tax expense (benefit) for continuing operations	1.3	(0.5)	1.1	0.4
Net income from continuing operations	3.6	1.0	3.0	2.2
Net loss from discontinued operations	(0.1)	(0.5)	(0.7)	(1.2)
Net income	3.5	0.5	2.3	1.0
Net income attributable to noncontrolling interests from continuing operations, net of tax	(0.3)	(0.2)	(0.2)	(0.2)
Net income attributable to noncontrolling interests from discontinued operations, net of tax	0.0	0.0	0.0	0.0
Net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.2)	(0.2)
Net income attributable to AECOM from continuing operations	3.3	0.8	2.8	2.0
Net loss attributable to AECOM from discontinued operations	(0.1)	(0.5)	(0.7)	(1.2)
Net income attributable to AECOM	3.2%	0.3%	2.1%	0.8%

Revenue

Our revenue for the three months ended June 30, 2022 decreased $166.7 million, or 4.9%, to $3,241.7 million as compared to $3,408.4 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2022 decreased $265.0 million, or 2.7%, to $9,722.1 million as compared to $9,987.1 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2022 was primarily attributable to a decrease in our Americas segment of $161.5 million and a decrease in our International segment of $5.1 million, as discussed further below.

The decrease in revenue for the nine months ended June 30, 2022 was primarily attributable to a decrease in our Americas segment of $323.7 million, offset by an increase in our International segment of $58.5 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended June 30, 2022 and 2021 were $1.7 billion and $1.9 billion, respectively. Pass-through revenues for the nine months ended June 30, 2022 and 2021 were $5.0 billion and $5.4 billion, respectively. Pass-through revenue as a percentage of revenue was 52% and 55% during the three months ended June 30, 2022 and 2021, respectively. Pass-through revenue as a percentage of revenue, was 51% and 54% during the nine months ended June 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit for the three months ended June 30, 2022 increased $18.9 million, or 9.4%, to $220.5 million as compared to $201.6 million for the corresponding period last year. For the three months ended June 30, 2022, gross profit, as a percentage of revenue, increased to 6.8% from 5.9% in the three months ended June 30, 2021.

Our gross profit for the nine months ended June 30, 2022 increased $49.5 million, or 8.5%, to $630.7 million as compared to $581.2 million for the corresponding period last year. For the nine months ended June 30, 2022, gross profit, as a percentage of revenue, increased to 6.5% from 5.8% in the nine months ended June 30, 2021.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2022 was $7.5 million as compared to $8.2 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2022 was $27.4 million as compared to $23.6 million in the corresponding period last year.

The increase in earnings of joint ventures for the nine months ended June 30, 2022 compared to the same period in the prior year were primarily due to increased earnings in our AECOM Capital segment compared to the prior year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2022 decreased $3.5 million, or 9.6%, to $32.8 million as compared to $36.3 million for the corresponding period last year. For the three months ended June 30, 2022 and 2021, general and administrative expenses, as a percentage of revenue, remained unchanged at 1.0%.

Our general and administrative expenses for the nine months ended June 30, 2022 decreased $4.3 million, or 3.9%, to $106.4 million as compared to $110.7 million for the corresponding period last year. For the nine months ended June 30, 2022 and 2021, general and administrative expenses, as a percentage of revenue, remained unchanged at 1.1%.

Restructuring Costs

In the second quarter of fiscal 2022, we exited our business in Russia, and we incurred restructuring expenses related to asset impairment charges, personnel and real estate costs. We also incurred approximately $19.5 million of expenses resulting from the reclassification of other comprehensive income into earnings of our cumulative translation adjustment related to Russian ruble. During the three and nine months ended June 30, 2022, we incurred restructuring expenses of $12.2 million and $88.9 million, respectively, primarily related to costs associated with our previously announced actions to exit our Russia-related businesses, improve margins and deliver efficiencies that result in a more agile organization.

Other Income

Our other income for the three months ended June 30, 2022 decreased to $4.3 million from $4.5 million for the corresponding period last year.

Our other income for the nine months ended June 30, 2022 decreased to $10.5 million from $11.9 million for the corresponding period last year.

Other income is primarily comprised of interest income and net periodic pension adjustments.

Interest Expense

Our interest expense for the three months ended June 30, 2022 was $27.4 million as compared to $149.0 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2022 was $77.0 million as compared to $212.5 million for the corresponding period last year.

The decreases in interest expense for the three and nine months ended June 30, 2022 were primarily due to a $117.5 million prepayment premium recognized in interest expense for the three months ended June 30, 2021 that did not repeat in 2022.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2022 was $44.5 million as compared to tax benefit of $17.8 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impacts of an increase in overall pre-tax income of $143.9 million and a tax benefit of $25.9 million recorded in the third quarter of fiscal 2021 related to a corporate tax rate change in the United Kingdom, partially offset by tax expense of $13.2 million due to a partial settlement of an audit in the U.S recorded in the third quarter of fiscal 2021.

Our income tax expense for the nine months ended June 30, 2022 was $103.1 million as compared to $42.9 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year is due primarily to the tax impacts of an increase in overall pre-tax income of $137.6 million, a tax benefit of $25.9 million recorded in the third quarter of fiscal 2021 related to a corporate tax rate change in the United Kingdom, an increase in tax expense of $13.0 million related to changes in foreign uncertain tax positions, an increase in tax expense of $7.2 million related to nondeductible costs, an increase in tax expense of $7.1 million related to foreign residual income, partially offset by an increase in tax benefit of $13.8 million related to changes in valuation allowances, and tax expense of $13.2 million due to a partial settlement of an audit in the U.S. recorded in the third quarter of fiscal 2021.

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

Net loss from discontinued operations was $3.5 million for the three months ended June 30, 2022 and net loss was $15.4 million for the three months ended June 30, 2021, a decrease of $11.9 million. The decrease in net loss from discontinued operations for the three months ended June 30, 2022 was primarily due to losses recorded on our oil and gas business in the third quarter of fiscal 2021 that did not recur in fiscal 2022.

Net loss from discontinued operations was $71.5 million for the nine months ended June 30, 2022 and net loss was $119.1 million for the nine months ended June 30, 2021, a decrease of $47.6 million. The decrease in net loss from discontinued operations for the nine months ended June 30, 2022 was primarily due to losses recorded on the sales of our power business and our civil infrastructure businesses in the first half of fiscal 2021 that did not recur in fiscal 2022, partially offset by a $3.0 million gain on sale, net of transaction costs, of our oil and gas construction business and losses recorded in the first half of fiscal 2022 of $43.9 million related to revisions of estimates for our working capital obligation to be paid and contingent consideration receivable related to the civil infrastructure business.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $101.9 million and $205.0 million for the three and nine months ended June 30, 2022 as compared to net income attributable to AECOM of $11.5 million and $77.0 million for the three and nine months ended June 30, 2021.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$2,457.0	$2,618.5	$(161.5)	(6.2)%	$7,320.4	$7,644.1	$(323.7)	(4.2)%
Cost of revenue	2,292.3	2,457.9	(165.6)	(6.7)	6,845.3	7,186.8	(341.5)	(4.8)
Gross profit	$164.7	$160.6	$4.1	2.6%	$475.1	$457.3	$17.8	3.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.3	93.9	93.5	94.0
Gross profit	6.7%	6.1%	6.5%	6.0%

Revenue

Revenue for our Americas segment for the three months ended June 30, 2022 decreased $161.5 million, or 6.2%, to $2,457.0 million as compared to $2,618.5 million for the corresponding period last year.

Revenue for our Americas segment for the nine months ended June 30, 2022 decreased $323.7 million, or 4.2%, to $7,320.4 million as compared to $7,644.1 million for the corresponding period last year.

The decreases in revenue for the three and nine months ended June 30, 2022 were primarily driven by a decrease in pass-through revenues primarily in our construction management business for high-rise buildings in New York City as well as changes in foreign exchange rates.

Gross Profit

Gross profit for our Americas segment for the three months ended June 30, 2022 increased $4.1 million, or 2.6%, to $164.7 million as compared to $160.6 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.7% of revenue for the three months ended June 30, 2022 from 6.1% in the corresponding period last year.

Gross profit for our Americas segment for the nine months ended June 30, 2022 increased $17.8 million, or 3.9%, to $475.1 million as compared to $457.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.5% of revenue for the nine months ended June 30, 2022 from 6.0% in the corresponding period last year.

The increases in gross profit for the three and nine months ended June 30, 2022 were primarily due to a more efficient execution, reduction in real estate costs, and investments in enterprise capability centers, shared service centers, and digital solutions. In addition, underlying revenue excluding pass-through revenues increased.

International

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$784.2	$789.3	$(5.1)	(0.6)%	$2,399.9	$2,341.4	$58.5	2.5%
Cost of revenue	728.9	748.9	(20.0)	(2.7)	2,246.1	2,219.1	27.0	1.2
Gross profit	$55.3	$40.4	$14.9	36.9%	$153.8	$122.3	$31.5	25.8%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.9	94.9	93.6	94.8
Gross profit	7.1%	5.1%	6.4%	5.2%

Revenue

Revenue for our International segment for the three months ended June 30, 2022 decreased $5.1 million, or 0.6%, to $784.2 million as compared to $789.3 million for the corresponding period last year.

Revenue for our International segment for the nine months ended June 30, 2022 increased $58.5 million, or 2.5%, to $2,399.9 million as compared to $2,341.4 million for the corresponding period last year.

The decrease in revenue for the three months ended June 30, 2022 was primarily due to adverse changes in foreign exchange rates partially offset by revenue growth excluding the impact of foreign exchange rates. The increase in revenue for the nine months ended June 30, 2022 was primarily attributable to increased growth in Middle East, India, and Asia compared to the prior year.

Gross Profit

Gross profit for our International segment for the three months ended June 30, 2022 increased $14.9 million, or 36.9%, to $55.3 million as compared to $40.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.1% of revenue for the three months ended June 30, 2022 from 5.1% in the corresponding period last year.

Gross profit for our International segment for the nine months ended June 30, 2022 increased $31.5 million, or 25.8%, to $153.8 million as compared to $122.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.4% of revenue for the nine months ended June 30, 2022 from 5.2% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2022 were primarily due to an increase in revenue and reduced costs resulting from investments in enterprise capability centers, shared service centers, and digital solutions, and more efficient operational execution.

AECOM Capital

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2022	2021	$	%	2022	2021	$	%

	($ in millions)
Revenue	$0.5	$0.6	$(0.1)	(16.7)%	$1.8	$1.6	$0.2	12.5%
Equity in earnings of joint ventures	$4.2	$(0.1)	$4.3	(4300.0)%	$8.4	$4.9	$3.5	71.4%
General and administrative expenses	$(3.0)	$(2.4)	$(0.6)	25.0%	$(8.6)	$(5.8)	$(2.8)	48.3%

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2022, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and therefore we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2022, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,011.9 million, a decrease of $222.9 million, or 18.1%, from $1,234.8 million at September 30, 2021. The decrease in cash and cash equivalents was primarily attributable to $417.9 million of cash used to repurchase common stock of which $367.9 million was under the existing Board repurchase authorization.

Net cash provided by operating activities was $398.1 million for the nine months ended June 30, 2022 as compared to $386.6 million for the nine months ended June 30, 2021. The change was primarily attributable to an increase in cash provided by working capital of approximately $124.4 million, partially driven by a 3-day improvement in days sales outstanding from prior year, and an increase in net income of approximately $125.0 million, offset by a decrease in adjustments for non-cash items of approximately $237.9 million. The improvement in operating cash flow was also partly offset by a net unfavorable year over year impact of $7.5 million due to the sale of our oil and gas construction business in the current fiscal year and the sales of our power construction and civil construction businesses in fiscal 2021. The sale of trade receivables to financial institutions included in operating cash flows decreased $34.1 million during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $121.6 million for the nine months ended June 30, 2022, as compared to $401.7 million for the nine months ended June 30, 2021. Cash used in investing activities decreased primarily due to a $223.6 million decrease in cash disposed as a result of the sales of discontinued operations.

Net cash used in financing activities was $495.9 million for the nine months ended June 30, 2022 as compared to $754.9 million for the nine months ended June 30, 2021. The decrease was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $321.0 million, or 49.2%, to $330.8 million at June 30, 2022 from $651.8 million at September 30, 2021. Net accounts receivable and contract assets, net of contract liabilities, decreased to $2,823.4 million at June 30, 2022 from $2,929.9 million at September 30, 2021.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 76 days at June 30, 2022 compared to 76 days at September 30, 2021.

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

Debt

Debt consisted of the following:

	June 30,	September 30,
	2022	2021

	(in millions)
Credit Agreement	$1,147.8	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	82.3	83.0
Total debt	2,227.4	2,235.6
Less: Current portion of debt and short-term borrowings	(44.6)	(53.8)
Less: Unamortized debt issuance costs	(20.5)	(24.1)
Long-term debt	$2,162.3	$2,157.7

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2022:

Fiscal Year
2022 (three months remaining)	$11.7
2023	67.4
2024	45.6
2025	40.0
2026	402.7
Thereafter	1,660.0
Total	$2,227.4

Credit Agreement

On February 8, 2021, we entered into the 2021 Refinancing Amendment to the Credit Agreement (the “Credit Agreement”), pursuant to which we amended and restated our Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. At the time of amendment, the Credit Agreement consisted of a $1,150,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Term A Facility,” together with the Revolving Credit Facility, the “Credit Facilities”), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses. The Credit Agreement permits us to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and our percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric. The Credit Agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest. When the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, which will be subject to a spread adjustment which may be positive, negative or zero.

Some of our material subsidiaries (the “Guarantors”) have guaranteed the obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). Our consolidated leverage ratio was 2.30 to 1.00 at June 30, 2022. As of June 30, 2022, we were in compliance with the covenants of the Credit Agreement.

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

On June 25, 2021, we entered into Amendment No. 11 to the Credit Agreement, pursuant to which the lenders thereunder have provided us with an additional $215,000,000 in aggregate principal amount under the Term A Facility. We used the net proceeds from the increase in the Term A Facility (together with cash on hand), to (i) redeem all of our remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

At June 30, 2022 and September 30, 2021, letters of credit totaled $4.5 million and $5.2 million, respectively, under our Revolving Credit Facility. As of June 30, 2022 and September 30, 2021, we had $1,145.5 million and $1,144.8 million, respectively, available under our Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of June 30, 2022, the estimated fair value of the 2027 Senior Notes was approximately $935.0 million. The fair value of the 2027 Senior Notes as of June 30, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2022.

Other Debt

Other debt consists primarily of obligations under finance leases and loans and unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements, during the nine months ended June 30, 2022 and 2021 was 3.4% and 4.7%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2022 of $1.2 million and $3.7 million, respectively, and for the three and nine months ended June 30, 2021 of $4.6 million and $9.0 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2022, there was approximately $645.4 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2022, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $285.7 million. The total amounts of employer contributions paid for the nine months ended June 30, 2022 were $6.8 million for U.S. plans and $18.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2021, we contributed $3.7 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2021 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended June 30, 2022.

Condensed Combined Financial Information

The 2027 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by some of AECOM’s directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Accordingly, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X, as amended, regarding financial statements of guarantors and issuers of guaranteed securities. Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of June 30, 2022 and September 30, 2021, and for the nine months ended June 30, 2022.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	June 30, 2022	September 30, 2021
Current assets	$2,732.7	$3,054.8
Non-current assets	3,189.4	3,206.2
Total assets	$5,922.1	$6,261.0

Current liabilities	$2,552.4	$2,789.7
Non-current liabilities	2,729.0	2,797.3
Total liabilities	5,281.4	5,587.0

Total stockholders’ equity	640.7	674.0
Total liabilities and stockholders’ equity	$5,922.1	$6,261.0

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the nine months ended
June 30, 2022
Revenue	$5,054.3

Cost of revenue	4,682.1
Gross profit	372.2

Net income from continuing operations	60.4
Net loss from discontinued operations	—
Net income	$60.4

Net income attributable to AECOM	$60.4

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

The Notes to Consolidated Financial Statements in Part II, Item 8 of the 2021 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2021 Form 10-K describe the significant accounting policies and estimates used in the preparation of our consolidated financial statements. We have not materially changed our estimation methodology since the 2021 Form 10-K.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2022 and September 30, 2021, we had $1,147.8 million and $1,155.3 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the nine months ended June 30, 2022, our weighted average floating rate borrowings were $1,402.7 million, or $1,202.7 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2022 would have increased by $9.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2022 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company’s repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended June 30, 2022 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs

April 1 - 30, 2022	—	$—	—	$737,152,000
May 1 - 31, 2022	820,077	67.14	820,077	682,094,000
June 1- 30, 2022	783,488	63.85	783,488	632,071,000
Total	1,603,565	$65.53	1,603,565

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 10, 2022	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer