Form 10-K
period 2022-09-30
AECOM
filed 2022-11-17
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of registrant’s common stock held by non-affiliates on April 1, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $10.9 billion.

Number of shares of the registrant’s common stock outstanding as of November 10, 2022: 138,650,280

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal 2022 year-end.

PART I

ITEM 1. BUSINESS

In this report, we use the terms “the Company,” “we,” “us” and “our” to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2021 as “fiscal 2021” and the fiscal year ended September 30, 2022 as “fiscal 2022.”

Overview

We are a leading global provider of professional infrastructure consulting services for governments, businesses and organizations throughout the world. We provide advisory, planning, consulting, architectural and engineering design, construction and program management services, and investment and development services to commercial and government clients worldwide in major end markets such as transportation, facilities, water, environmental, and new energy.

According to Engineering News-Record’s (ENR’s) 2022 Design Survey, we are the second largest general architectural and engineering design firm in the world, ranked by 2021 design revenue, and we are ranked as the largest environmental and transportation engineering and environmental science firm in the world. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including several water infrastructure-related markets, as well as the number one green design firm and the number six green contractor in the world. We utilize our scale and the strength of our workforce to create innovative solutions for our clients, including investments to accelerate the expansion of our digital services and solutions and to create innovative ways of solving the world’s most complex challenges. Clients are turning to us to create solutions to achieve their Environmental, Social, and Governance (ESG) objectives with a focus on sustainability and resilience, such as supporting the advancement of more efficient energy infrastructure. With our market leading capabilities, we are uniquely well suited to address these challenges.

ACCOLADES

ENR
Engineering News-Record

A leader in key markets helping our clients deliver their most challenging projects

#1

- Environmental Engineering Firm
- Environmental Science Firm
- Green Design Firm
- Transportation
- Facilities
- Airports
- Highways
- Dams and Reservoirs
- Education

#2

- Environment Firm
- Water Supply
- Water Treatment Lines and Aqueducts
- Wastewater Treatment Plants
- Hazardous Waste
- Chemical Remediation
- Mass Transit
- Bridges

#3

- Water Supply
- Marine and Ports
- Sewer and Waste
- Water Treatment and Desalination
- Healthcare
- Wind Power
- Clean Air Compliance
- Site Assessment and Compliance

#5

- Program Management

#6

- Green Contractor

Our business focuses primarily on providing fee-based knowledge-based services. We primarily derive income from our ability to generate revenue and collect cash from our clients through the billing of our employees’ time spent on client projects and our ability to manage our costs. AECOM Capital primarily derives its income from real estate development sales and management fees.

During the first quarter of fiscal 2020, we reorganized our operating and reporting structure to better align with our ongoing professional services business. This reorganization better reflected our continuing operations after the sale of our Management Services segment, the sale of our self-perform at-risk civil infrastructure and power construction businesses, and the sale of our oil & gas construction business. Our Management Services and self-perform at-risk construction businesses were part of our former Management Services segment and represented a substantial portion of the revenue of our former Construction Services segment, respectively. These businesses are classified as discontinued operations in all periods presented.

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

●	Americas: Planning, consulting, architectural and engineering design, and construction and program management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, facilities, water, government, environmental, and energy.
●	International: Planning, consulting, architectural and engineering design services and program management to commercial and government clients in Europe, the Middle East, India, Africa, and the Asia-Australia-Pacific regions in major end markets such as transportation, facilities, water, government, environmental, and energy.
●	AECOM Capital (ACAP): Invests primarily in and develops real estate projects.

Our Americas and International Segments

Our Americas and International segments comprise a broad array of services, generally provided on a fee-for-service basis. These services include advisory, planning, consulting, architectural and engineering design, program management and construction management for industrial, commercial, institutional and government clients worldwide. For each of these services, our technical expertise includes civil, structural, process, mechanical, geotechnical systems and electrical engineering, architectural, landscape and interior design, urban and regional planning, project economics, cost consulting and environmental, health and safety work.  Our Americas segment provides services generally in the United States, Canada and Latin America.  Our International segment provides similar services generally in Europe, the Middle East, India, Africa and the Asia-Australia-Pacific regions.

With our technical, advisory and program management expertise, we are able to provide our clients a broad spectrum of services. For example, within our environmental service offerings, we provide remediation, regulatory compliance planning and management, environmental modeling, climate adaptation and resilience, environmental and social impact assessment and environmental permitting for major capital/infrastructure projects.

In addition, our industry is undergoing a digital transformation, and we are investing in digital capabilities to extend our advantages, improve overall delivery, and create distinct solutions for clients that differentiate us from competitors.  Clients are asking for innovative and more advanced solutions to increasingly complex challenges, where our digital suite of products and investments in innovation are creating a more holistic approach to our work. For example, in fiscal 2022, we launched PipeInsights™, which is a digital pipe inspection tool that accelerates the time and reduces the cost of inspection with a high degree of accuracy with embedded Machine Learning capabilities.

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

We provide the services in these segments both directly and through joint ventures or similar arrangements to the following end markets or business sectors:

Transportation.

●	Transit and Rail. Light rail, heavy rail (including highspeed, commuter and freight) and multimodal transit projects.
●	Marine, Ports and Harbors. Wharf facilities and container port facilities for private and public port operators.
●	Highways, Bridges and Tunnels. Interstate, primary and secondary urban and rural highway systems and bridge projects.
●	Aviation. Landside terminal and airside facilities, runways, and taxiways.

Facilities.

●	Government. Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.
●	Industrial. Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.
●	Urban Master Planning/Design. Strategic planning and master planning services for new cities and major mixed-use developments in locations such as India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom, and the United States.
●	Commercial and Leisure Facilities. Corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities, and corporate campuses.
●	Educational. College and university campuses and other educational facilities.
●	Health Care. Private and public health facilities.

Environmental.

●	Water and Wastewater. Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water reuse technologies.
●	Environmental Management. Remediation, waste handling, testing and monitoring of environmental conditions, and environmental construction management.
●	Water Resources. Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.

New Energy.

●	Demand Side Management. Public K12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.
●	Transmission and Distribution. Power stations and electric transmissions and distribution and cogeneration systems.
●	Alternative/Renewable Energy. Production facilities such as ethanol plants, onshore and offshore wind farms and micro hydropower, and geothermal subsections of regional power grids.
●	Hydropower/Dams. Hydroelectric power stations, dams, spillways, and flood control systems.
●	Solar. Solar photovoltaic projects and environmental permitting services.

Construction Management – We provide program and construction management services for large scale building facility construction projects primarily in the Americas including:

●	Sports arenas.
●	Modern office and residential towers.
●	Hotel and gaming facilities.
●	Meeting and exhibition spaces.
●	Performance venues.
●	Aviation.
●	Education facilities.
●	Mass transit terminals.
●	Data centers.

Our AECOM Capital Segment

ACAP typically partners with investors and experienced developers as co-general partners. ACAP may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, owners engineer, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM or an affiliate may provide guarantees of certain financial obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations, and other lender required guarantees. ACAP focuses on investing in co-general partner equity opportunities with high quality partners, primarily targeting “build-to-core” investments in the top U.S. markets across all property types.

Thinking and Acting Globally

AECOM is at its best when we think and act globally. Our strategy is focused on setting a new standard of excellence in the professional services industry. First, our operating structure promotes greater connectivity and collaboration across our seven regions and five global business lines. We drive growth by prioritizing our core markets, leaning into our greatest strengths and ensuring our best talent and resources are focused on nurturing client relationships. We are transforming the way we deliver work through technology and digital platforms improving the client experience and increasing efficiency. Lastly, we are building upon our position as a leading ESG company, unified by our purpose to deliver a better world.

Environmental, Social and Governance Matters

We are committed to being a leader in environmental sustainability, social responsibility, and corporate governance.

We embrace sustainability by striving to make a positive, lasting impact on society and the environment. Sustainability is at the core of what we do and how we operate — focusing on the environmental, social and governance impact of our business. Through our projects and our operations, we have both a significant opportunity and a responsibility to protect, enhance and restore the world’s natural and social systems.

We are committed to addressing the effects of climate change as a key priority for our sustainability program by improving resilience and working to advance increasingly ambitious greenhouse gas emissions reduction targets. To this point, in fiscal 2022, we were among the first companies globally to have set net zero emissions reduction targets approved by the Science Based Targets Initiative (SBTi), which are designed to exceed the goals of the Paris Agreement on climate change. These net zero emissions reduction goals include a near-term target to reduce Scope 1, 2 and 3 emissions by 50% by 2030 and a long-term target to reduce total emissions by 90% by 2040. These commitments build upon our commitments as a signatory to the UN Global Compact.

In addition, we continue to invest in proprietary innovations and digital solutions. This includes a solution to combat globally pervasive emerging contaminants, such as our proprietary DE-FLUOROTM water treatment solution to destroy per and polyfluoroalkyl substances (PFAS) on-site. In addition, we are leading on decarbonization measurement, biodiversity impact and re-wilding through our innovative work at the National Capital Laboratory (NCL) in the U.K., where we are restoring 100 acres of forest and reintroducing lost species. Our work at the NCL won the 2022 Verdantix Innovation Excellence Award for Sustainability Strategy Implementation for success in analyzing and measuring biodiversity impact.

We maintain an internal Global ESG Council to coordinate and drive our ESG initiatives across AECOM worldwide, and our Board has oversight over ESG matters. Additional information regarding our ESG initiatives is located on the investor relations section of our website, at https://investors.aecom.com/esg.

Human Capital Management

Our principal asset is our employees, and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2022, we employed approximately 50,000 persons, of whom approximately 18,000 were employed in the United States. Over 450 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project. We believe that the quality and level of service that our professionals deliver are among the highest in our industry.

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

Health and Safety. Core to our corporate values is safeguarding our people and fostering a culture of caring that promotes the wellbeing of our employees, contractors and business partners. We safeguard our people, projects and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. We maintain our industry’s best-in-class lost workday case and recordable incident rates, and our safety performance is consistently recognized by key clients across the regions where we work as well as by recognized safety organizations. AECOM supports community uptake of approved Covid-19 vaccines as the most effective measure to end the global pandemic and we strongly encourage that employees receive an approved vaccine. Employees supporting clients through site visits and face-to-face meetings abide by client-worksite Covid-19 protocols, which may include documentation establishing proof of immunization or proof of negative Covid-19 test. We have taken and will continue to take critical steps to keep our people, clients and communities safe from Covid-19.

Equity, diversity and inclusion. We are committed to advancing equity, diversity and inclusion in our organization and within our industry. We build safe and respectful work environments where our employees are invited to bring their talents, backgrounds and expertise to bear on some of the world’s most complex problems and where every person has the opportunity to thrive personally and professionally. We are advancing efforts globally in four key areas: 1) Building a workforce reflective of the communities we serve through our recruitment efforts, building leadership accountability, and partnering with nonprofit organizations and universities to build the talent pipeline for the future; 2) Enriching communities through pro-bono work, volunteerism, philanthropy and strategic partnerships; 3) Expanding understanding and empathy among employees through employee resource groups, ED&I events and celebrations, and family-friendly benefit policies; and 4) Prioritizing social equity and impact in every project we pursue and the innovative solutions we deliver.

Freedom to Grow. As we move beyond the pandemic, we are continuing to evolve the way we work and offer our employees more freedom of movement and more choices in their personal and professional lives. Freedom to Grow is our global framework designed to support employees in finding the balance and flexibility they need to be their best and deliver for clients, and a key factor in our ability to attract and retain talent. Employees and managers can evaluate work schedules and locations and align on an arrangement that prioritizes client and team responsibilities while supporting individual needs and includes two-to-three days a week in the office as an expectation. Our Freedom to Grow program goes far beyond just when and where we work. We consider our people’s holistic experience, respecting diversity in work, communication and thinking styles.

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

Technical and professional development. We continue to invest in our people and programs that enrich our employees’ experience, foster a culture of collaboration and opportunity with an emphasis on global connectivity and leader effectiveness, and position AECOM as the best place to work in our industry. These efforts include offering competitive employee health and well-being programs to support employees and their families, expanding access to and developing professional and technical training programs, delivering new digital tools to enhance connectivity, networking and collaborations among employees, introducing four distinct career paths.

Our digital learning platform, AECOM University, delivers self-directed, personalized learning experiences for critical skill building, technical certification and continued education. We also provide high-quality, structured training programs through our Global Business Line Technical Academies, which are created by our global experts and business line leaders to deliver the latest technical training courses on key global topics, practices and markets that are relevant to our global business. A full range of professional development programs called Leadership at all Levels cultivates innovative thinkers, supportive managers, and impactful leaders through coaching and skill building at every career level. These programs are based on our four pillars of Leadership Capabilities, which outline the behaviors we want our leaders to demonstrate and exemplify for the collective success as an organization.

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

Our Clients

Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30,
	($ in millions)
	2022		2021		2020
U.S. Federal Government	$821.3	6%	$1,026.6	8%	$1,027.8	8%
U.S. State and Local Governments	2,824.0	21	2,797.9	21	2,709.7	20
Non-U.S. Governments	1,800.6	14	1,896.8	14	1,869.0	14
Subtotal Governments	5,445.9	41	5,721.3	43	5,606.5	42
Private Entities (worldwide)	7,702.3	59	7,619.6	57	7,633.5	58
Total	$13,148.2	100%	$13,340.9	100%	$13,240.0	100%

No single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 6%, 8%, and 8% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2022, 2021, and 2020, respectively.

Contracts

The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts. For the year ended September 30, 2022, our revenue was comprised of 41%, 33%, and 26% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

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

Guaranteed Maximum Price Contracts

Guaranteed maximum price (GMP) contracts share many of the same contract provisions as cost-plus and fixed-price contracts. As with cost-plus contracts, clients are provided a disclosure of all project costs, and a lump sum percentage fee is separately identified. We provide clients with a guaranteed price for the overall project (adjusted for change orders issued by clients) and a schedule including the expected completion date. Cost overruns or costs associated with project delays in completion could generally be our responsibility. For many of our commercial or residential GMP contracts, the final price is generally not established until we have subcontracted a substantial percentage of the trade contracts with terms consistent with the master contract, and we have negotiated additional contract limitations, such as waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages. Revenue is recognized for GMP contracts as project costs are incurred relative to total estimated project costs.

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

Backlog

Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. We report transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $20.8 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed, unconsolidated joint venture backlog where we expect to realize income through equity earnings rather than revenue, and revenue related to service contracts that extend beyond the termination provision of those contracts, where RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $19.4 billion lower than backlog. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2022 increased $1.6 billion, or 4.1%, to $40.2 billion as compared to $38.6 billion for the corresponding period last year, primarily due to an increase in our Americas design and construction management business.

The following summarizes backlog (in billions):

	September 30,
	2022	2021
Backlog:
Americas segment	$35.1	$33.4
International segment	5.1	5.2
Total backlog	$40.2	$38.6

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

ITEM 1A.  RISK FACTORS

We operate in a changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently believe are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Markets, Customers and Business

Our business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the Covid-19 pandemic.

Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the Covid-19 pandemic. A significant outbreak, epidemic or pandemic of contagious diseases in the human population could result in a widespread health crisis adversely affecting the broader economies, financial markets and overall demand for our services. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crisis, such as travel restrictions, quarantines, or site closures, may interfere with the ability of our employees and vendors to perform their responsibilities. For example, lockdowns and other Covid-19 related restrictions implemented by China starting in late March 2022 had a negative impact on our business in China for the third and fourth quarters of 2022 and we expect that if any similar lockdowns and restrictions in China are implemented in the future, our business in China could be negatively impacted in future quarters. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

Our operations have been affected by a range of external factors related to the Covid-19 pandemic that are not within our control. For example, some jurisdictions have imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of Covid-19 and some non-essential construction and other client projects temporarily halted as a result. Extended disruptions due to the Covid-19 pandemic could further delay or limit our ability to perform services, make or receive timely payments, and impair our ability to win future contracts. Any cost increases due to Covid-19 or future pandemics may not be fully recoverable or adequately covered by our insurance. Our management continues to focus on mitigating the effects of Covid-19 on our business, which has required and will continue to require a substantial investment of their time and may delay their other efforts.

The extent of the impact of the Covid-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the efficacy of available vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our services; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure. To the extent the Covid-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.

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

We rely heavily upon the expertise and leadership of our people. There is strong competition for qualified technical and management personnel in the sectors in which we compete. We may not be able to continue to attract and retain qualified technical and management personnel, such as engineers, architects and project managers, who are necessary for the development of our business or to replace qualified personnel in the timeframe demanded by our clients. Also, some of our personnel hold government granted eligibility that may be required to obtain government projects. Loss of the services of, or failure to recruit, senior management or key technical personnel could impact the long-term performance of the Company and limit our ability to successfully complete existing projects and compete for new projects.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state, and local governments. During fiscal 2022 and 2021, approximately 41% and 43%, respectively, of our revenue was derived from contracts with government entities.

Most government contracts are subject to such government’s budgetary approval process. Legislatures typically appropriate funds for a given program on an annual basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, an extended government shutdown, competing priorities for appropriation, changes in administration or control of legislatures, and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on governments, including as a result of the Covid-19 pandemic, may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from that contract.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. In March 2022, the Federal Reserve began and it has continued, and is expected to continue, to raise interest rates in an effort to curb inflation. As interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2022 by $11.3 million, including the effect of our interest rate swaps. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

The United Kingdom formally left the European Union on January 31, 2020, under the UK-EU Withdrawal Agreement, which also included a transition period that concluded on December 31, 2020. On January 1, 2021, the UK also left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets. On December 24, 2020, the EU reached a trade agreement with the UK. The trade agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and EU will now be on more restricted terms than existed previously. The trade agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face uncertainty. In March 2021, the UK and EU agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues between the two countries in a memorandum of understanding, which is expected to be signed after formal steps are completed, although this has not yet occurred. In June 2022, following an inquiry, the European Affairs Committee issued a report which concluded that while the outlook for financial services after Brexit seems relatively positive, the impact of Brexit on financial services would be dependent on political decisions made by the UK and the EU. At this time, we cannot predict the impact that the trade agreement, the memorandum of understanding or any future agreements on services, particularly financial services, will have on our business. Our United Kingdom business is a significant part of our European operations with approximately 7,000 employees and revenues representing approximately 6% of our total revenue for the fiscal year ended September 30, 2022. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations.

The Building Safety Act, the primary legislation which introduces a new framework for the regulation of the UK construction industry, became law on April 28, 2022 with certain provisions coming into force on June 28, 2022 and remaining provisions and secondary legislation to follow. The Act extends liability periods for some historical defects in residential properties completed prior to 2022, creates a new government regulatory body responsible for building safety and new legal obligations regarding building safety, reallocates the risk related to design and construction, and requires the development of a more stringent regulatory regime for select buildings. The new legislation may result in new risk, regulatory and cost challenges for our United Kingdom and global operations which are not presently estimable.

Any of these events could adversely affect our United Kingdom, European operations and overall business and financial results.

Our operations worldwide expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations and impacts from inflation that could harm our business and financial results.

During fiscal 2022, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 29% of our total revenue. There are risks inherent in doing business internationally, including:

●	the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals;
●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, including in the Middle East and Southeast Asia;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as retaliatory tariffs between the United States and China;
●	political unrest in Hong Kong where we have a significant presence;
●	impact of the Covid-19 pandemic and its related economic impacts;

●	increases in the consumer price index and interest rates;
●	changes in regulatory practices, tariffs and taxes, such as Brexit;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;
●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2022, our revenue was comprised of 41%, 33%, and 26% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, increased costs as a result of inflation, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions and tariffs such as the 2018 tariffs on steel and aluminum imports in the United States could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify them should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2022 and September 30, 2021, we were contingently liable for $4.4 billion and $4.3 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $644.7 million and $483.0 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 11% of our fiscal 2022 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 3% of our fiscal 2022 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation.

We participate in joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments in and commitments to joint ventures with unrelated parties, including in connection with construction services, government services, and the investment activities of ACAP. For example, real estate and infrastructure joint ventures are inherently risky and may result in future losses since real estate markets are impacted by economic trends and government policies that we do not control. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we are required to provide guarantees of obligations of our affiliated entities. In addition, in connection with the investment activities of ACAP, we provide guarantees of obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

AECOM Capital’s real estate development and investment activities are inherently risky and may result in a future loss.

ACAP’s real estate business involves managing, sponsoring, investing in and developing commercial real estate projects and joint ventures (Real Estate Joint Ventures) that are inherently risky and may result in future losses since real estate markets are significantly impacted by economic trends and government policies that we do not control. Our SEC-registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests in and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities and the lenders of such financings typically require AECOM or an affiliate to provide completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees to secure the Real Estate Joint Ventures financing. AECOM’s provision of lender guarantees is contingent upon the Real Estate Joint Ventures meeting AECOM’s underwriting criteria, including an affiliate of AECOM acting as either the construction manager at risk or the owner’s representative for the project, no material adverse change in AECOM’s financial condition, and the guarantee not violating a covenant under a material AECOM agreement. Although the Fund and such Real Estate Joint Ventures have reserves that will be used to share any cost overruns of the Real Estate Joint Ventures, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated limited partners of the Real Estate Joint Ventures). Some of the Fund’s limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments on behalf of the limited partner co-investor in the event of a cost overrun of the Real Estate Joint Ventures after additional specific reserves have been depleted.

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

Risks Related to Climate Change

Climate change and related environmental issues could have a material adverse impact on us.

Climate-related events, such as an increase in frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate events, we recognize that there are inherent climate-related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our clients. Accordingly, a natural disaster has the potential to disrupt our and our clients’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses.

There is a rapidly evolving awareness and focus from stakeholders with respect to environmental, social and governance practices, which could affect our business.

Stakeholder expectations with respect to environmental, social and governance matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in key areas including diversity and inclusion, environmental stewardship, support for local communities and corporate governance. A failure to adequately meet stakeholders’ expectations may result in loss of business, and an inability to attract and retain customers and talented personnel, which could have a negative impact on our business, results of operations and financial condition, and potentially on the price of our common stock and cost of capital.

Risks Related to Acquisitions and Divestitures

After the sale of our Management Services and self-perform at-risk civil infrastructure and power construction businesses, AECOM may be more vulnerable to changing market conditions.

After the sale of our Management Services and self-perform at-risk civil infrastructure and power construction businesses, AECOM is more reliant on our remaining business segments. Our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service debt may be diminished. In addition, any purchase price adjustments could be unfavorable and other future proceeds owed to us as part of these transactions could be lower than we expect. We are also obligated to incur ongoing costs and retain certain legal claims that were previously allocated to the Management Services business. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets, and were $3.4 billion and $35.6 million, respectively as of September 30, 2022. Under generally accepted accounting principles in the United States, we are required to test goodwill carried in our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. For example, in the year ended September 30, 2020, we recorded a noncash impairment of long-lived assets, including goodwill of $83.6 million primarily related to a decrease in the estimated recovery and fair value of reporting units with self-perform at-risk construction.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2022, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $204.4 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2022, we contributed $2.9 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

We may experience disproportionately high levels of collection risk and nonpayment if clients in specific geographic areas or industries are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While no one client accounted for over 10% of our revenue for fiscal 2022, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues, results of operations or accounts receivable.

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

At September 30, 2022, backlog was approximately $40.2 billion. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $20.8 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed, unconsolidated joint venture backlog where we expect to realize income through equity earnings rather than revenue, and revenue related to service contracts that extend beyond the termination provisions of those contracts, where guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $19.4 billion lower than backlog. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

From time to time, we submit claims to clients for work we performed beyond the initial scope of some of our contracts. If these clients do not approve these claims, our results of operations could be adversely impacted.

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

Although our Board of Directors has adopted a dividend policy under which we intend to pay a regular quarterly cash dividend, the timing and amount of any subsequently declared dividend (or any special dividend) is subject to the discretion of the Board of Directors and will be based on a variety of factors, including cash flows, earnings and financial borrowing availability and other restrictions under our outstanding indebtedness. We are not required to declare dividends and we are restricted under our outstanding indebtedness and could be restricted under future financing or other arrangements. Our Board of Directors may modify or terminate our dividend policy. Accordingly, we cannot provide any assurances that we will pay quarterly or special dividends or the amount or timing thereof. Any reduction or elimination of our dividend policy or dividend payments could have a negative effect on the price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located in approximately 9,000 square feet of space at 13355 Noel Road, Dallas, Texas. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 7.1 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We may add additional facilities from time to time in the future as the need arises.

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

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ACM.” According to the records of our transfer agent, there were 1,575 stockholders of record as of November 10, 2022.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plans

The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2022:

	Column A		Column B		Column C
Number of securities
remaining available
	Number of securities		Weighted‑average		for future
	to be issued		exercise price of		issuance under
	upon exercise		Outstanding		equity compensation
	of outstanding		options,		plans (excluding
	options, warrants,		warrants, and		securities reflected
Plan Category	and rights(1)		Rights		in Column A)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	2,034,230	(1)	$38.72	(2)	11,276,755
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		9,059,560
Total	2,034,230		$38.72		20,336,315
(1)

Includes 265,487 shares issuable upon the exercise of stock options, 1,042,780 shares issuable upon the vesting of Restricted Stock Units and 725,963 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(2)	Weighted-average exercise price of outstanding options only.
(3)	Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

Performance Measurement Comparison(1)

The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, and the S&P Composite 1500 Construction & Engineering, from September 29, 2017 to September 30, 2022.

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

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company’s repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended September 30, 2022 is as follows:

	Total Number		Total Number of Shares	Maximum Approximate Dollar
	of Shares	Average Price	Purchased as Part of Publicly	Value that May Yet Be Purchased
Period	Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs
July 1 – 31, 2022	—	$—	—	$632,071,000
August 1 – 31, 2022	—	—	—	632,071,000
September 1 – 30, 2022	788,881	69.73	788,881	577,060,000
Total	788,881	$69.73	788,881

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and the engineering and construction industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to future impacts caused by the Covid-19 coronavirus pandemic, economic instability and market volatility, including the reaction of governments,  such as any prolonged period of travel, commercial or other similar restrictions, the delay in commencement, or temporary or permanent halting of construction, infrastructure or other projects, requirements that we remove our employees or personnel from the field for their protection, and delays or reductions in planned initiatives by our governmental or commercial clients or potential clients; future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; ability to continue payment of dividends; exposure to political and economic risks in different countries, including tariffs; currency exchange rate and interest fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; as well as other additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2021 as “fiscal 2021” and the fiscal year ended September 30, 2022 as “fiscal 2022.” Fiscal years 2022, 2021, and 2020 each contained 52, 52, and 53 weeks, respectively, and ended on September 30, October 1, and October 2, respectively.

In this section, we discuss the results of our operations for the year ended September 30, 2022 compared to the year ended September 30, 2021. For a discussion on the year ended September 30, 2021 compared to the year ended September 30, 2020, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2021.

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

●	Americas: Planning, consulting, architectural and engineering design, construction management and program management services to commercial and government clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	International: Planning, consulting, architectural and engineering design services and program management to commercial and government clients in Europe, the Middle East, India, Africa and the Asia-Australia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	AECOM Capital (ACAP): Invests primarily in and develops real estate projects.

Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources and capital to profitable and high growth markets, secure new contracts, and renew existing client agreements. Demand for our services may be vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation and profitability. Given the global nature of our business, our revenue is exposed to currency rate fluctuations that could change from period to period and year to year.

Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors, other project-related expenses and sales, general and administrative costs.

Regarding our capital allocation policy, on September 22, 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At September 30, 2022, we have approximately $0.6 billion remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our capital allocation policy.

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

We expect to incur restructuring costs of approximately $30 million to $40 million in fiscal 2023 primarily related to ongoing actions that are expected to deliver continued margin improvement and efficiencies. Our estimated restructuring costs include the exit of specific countries in Southeast Asia, subject to applicable laws, as part of our ongoing plan to evaluate our geographic exposure and reduce our risk profile.

Covid-19 Coronavirus Impacts

The impact of the coronavirus pandemic and measures to prevent its spread are affecting our businesses in a number of ways:

●	The coronavirus and accompanying economic effects may reduce demand for our services and impact client spending in certain circumstances, which could in turn adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends; however, the uncertain nature of the coronavirus and its duration make it difficult for us to predict and quantify such impact.
●	We have required or facilitated employees to work remotely where appropriate.
●	The coronavirus has made estimating the future performance of our business and mitigating the adverse financial impact of these developments on our business operations more difficult.
●	Certain markets in Asia are experiencing project delays that have impacted our performance and results.

Acquisitions

There were no acquisitions consummated during the years ended September 30, 2022, 2021 and 2020.

All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2022	2021	2020	2019	2018

	(in millions)
Other Financial Data:
Revenue	$13,148	$13,341	$13,240	$13,642	$13,878
Cost of revenue	12,300	12,543	12,530	13,030	13,399
Gross profit	848	798	710	612	479
Equity in earnings of joint ventures	54	35	49	49	49
General and administrative expenses	(147)	(155)	(190)	(148)	(135)
Restructuring cost	(108)	(48)	(188)	(95)	—
Gain on disposal activities	—	—	—	3	—
Impairment of long-lived assets	—	—	—	(25)	—
Income from operations	$647	$630	$381	$396	$393

Revenue

We generate revenue primarily by providing planning, consulting, architectural and engineering design, construction and program management services to commercial and government clients around the world. Our revenue consists of both services provided by our employees and pass-through revenues from subcontractors and other direct costs. We generally recognize revenue over time as performance obligations are satisfied and control over promised goods or services are transferred to our customers. We generally measure progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred.

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

Restructuring Expenses

Restructuring expenses are comprised of personnel and other costs, real estate costs, and costs associated with the exit of our Russia-related businesses primarily related to actions that are expected to deliver continued margin improvements and efficiencies.

Geographic Information

For geographic financial information, please refer to Note 4 and Note 19 in the notes to our consolidated financial statements found elsewhere in the Form 10-K.

Critical Accounting Estimates

Our accounting policies, including those described below, often require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses. If future experience differs significantly from these estimates and assumptions, our results of operations and financial condition could be affected. Our most critical accounting policies and estimates are described below. We have not materially changed our estimation methodology during the period presented.

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

Contract Assets and Contract Liabilities

Contract assets represent the contract revenue recognized but not yet billed pursuant to contract terms.

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

Undistributed Non-U.S. Earnings.  The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations of approximately $1.3 billion because we have the ability to and intend to permanently reinvest these basis differences overseas. If we were to repatriate these basis differences, additional taxes could be due at that time.

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

We test goodwill for impairment annually for each reporting unit in the beginning of the fourth quarter of the fiscal year and between annual tests, if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units.

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

Pension Benefit Obligations

A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $21.4 million to our international plans in fiscal 2023. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $8.8 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2023. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $28.1 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.5 million and increase by approximately $2.6 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $17.7 million and plan expense would increase by approximately $1.3 million.

At each measurement date, all assumptions are reviewed and adjusted as appropriate. With respect to establishing the return on assets assumption, we consider the long-term capital market expectations for each asset class held as an investment by the various pension plans. In addition to expected returns for each asset class, we take into account standard deviation of returns and correlation between asset classes. This is necessary in order to generate a distribution of possible returns which reflects diversification of assets. Based on this information, a distribution of possible returns is generated based on the plan’s target asset allocation.

Capital market expectations for determining the long-term rate of return on assets are based on forward-looking assumptions which reflect a 20-year view of the capital markets. In establishing those capital market assumptions and expectations, we rely on the assistance of our actuaries and our investment consultants. We and the plan trustees review whether changes to the various plans’ target asset allocations are appropriate. A change in the plans’ target asset allocations would likely result in a change in the expected return on asset assumptions. In assessing a plan’s asset allocation strategy, we and the plan trustees consider factors such as the structure of the plan’s liabilities, the plan’s funded status, and the impact of the asset allocation to the volatility of the plan’s funded status, so that the overall risk level resulting from our defined benefit plans is appropriate within our risk management strategy.

Between September 30, 2021 and September 30, 2022, the aggregate worldwide pension deficit decreased from $345.5 million to $204.4 million due to increased discount rates. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2022	2021	$	%

	($ in millions)
Revenue	$13,148.2	$13,340.9	$(192.7)	(1.4)%
Cost of revenue	12,300.2	12,542.5	(242.3)	(1.9)
Gross profit	848.0	798.4	49.6	6.2
Equity in earnings of joint ventures	53.6	35.0	18.6	53.1
General and administrative expenses	(147.3)	(155.0)	7.7	(5.0)
Restructuring cost	(107.5)	(48.8)	(58.7)	120.3
Income from operations	646.8	629.6	17.2	2.7
Other income	14.1	17.6	(3.5)	(19.9)
Interest expense	(110.2)	(238.4)	128.2	(53.8)
Income from continuing operations before taxes	550.7	408.8	141.9	34.7
Income tax expense from continuing operations	136.1	89.0	47.1	52.9
Net income from continuing operations	414.6	319.8	94.8	29.6
Net loss from discontinued operations	(79.9)	(116.8)	36.9	(31.6)
Net income	334.7	203.0	131.7	64.9
Net income attributable to noncontrolling interests from continuing operations	(25.5)	(25.1)	(0.4)	1.6
Net income attributable to noncontrolling interests from discontinued operations	1.4	(4.7)	6.1	(129.8)
Net income attributable to noncontrolling interests	(24.1)	(29.8)	5.7	(19.1)
Net income attributable to AECOM from continuing operations	389.1	294.7	94.4	32.0
Net loss attributable to AECOM from discontinued operations	(78.5)	(121.5)	43.0	(35.4)
Net income attributable to AECOM	$310.6	$173.2	$137.4	79.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	93.6	94.0
Gross profit	6.4	6.0
Equity in earnings of joint ventures	0.4	0.3
General and administrative expenses	(1.1)	(1.2)
Restructuring costs	(0.8)	(0.4)
Income from operations	4.9	4.7
Other income	0.1	0.1
Interest expense	(0.8)	(1.7)
Income from continuing operations before taxes	4.2	3.1
Income tax expense from continuing operations	1.0	0.7
Net income from continuing operations	3.2	2.4
Net loss from discontinued operations	(0.7)	(0.9)
Net income	2.5	1.5
Net income attributable to noncontrolling interests from continuing operations	(0.2)	(0.2)
Net income attributable to noncontrolling interests from discontinued operations	0.0	0.0
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net income attributable to AECOM from continuing operations	3.0	2.2
Net loss attributable to AECOM from discontinued operations	(0.7)	(0.9)
Net income attributable to AECOM	2.3%	1.3%

Revenue

Our revenue for the year ended September 30, 2022 decreased $192.7 million, or 1.4%, to $13,148.2 million as compared to $13,340.9 million for the corresponding period last year.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the years ended September 30, 2022 and 2021 were $6.8 billion and $7.2 billion, respectively. Pass-through revenue as a percentage of total revenue was 52% and 54% during the year ended September 30, 2022 and 2021, respectively.

Gross Profit

Our gross profit for the year ended September 30, 2022 increased $49.6 million, or 6.2%, to $848.0 million as compared to $798.4 million for the corresponding period last year. For the year ended September 30, 2022, gross profit, as a percentage of revenue, increased to 6.4% from 6.0% in the year ended September 30, 2021.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the year ended September 30, 2022 was $53.6 million as compared to $35.0 million in the corresponding period last year.

The increase in earnings of joint ventures for the year ended September 30, 2022 compared to the same period in the prior year was primarily due to increased earnings in our AECOM Capital segment compared to the prior year.

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2022 decreased $7.7 million, or 5.0%, to $147.3 million as compared to $155.0 million for the corresponding period last year. For the year ended September 30, 2022, general and administrative expenses as a percentage of revenue decreased to 1.1% from 1.2% in the year ended September 30, 2021.

The decrease in general and administrative expenses was primarily due to the execution of restructuring actions taken by management to increase profitability and simplify our operating structure.

Restructuring Costs

Restructuring expenses are comprised of personnel costs, real estate costs, and costs associated with business exits including our exit from Russia. During fiscal year ended September 30, 2022, we incurred total restructuring expenses of 107.5 million, of which $69.1 million was related to the exit of our Russia-related businesses. The restructuring costs to exit our Russia-related businesses was comprised of $49.6 million for asset impairment charges, personnel and real estate costs, and approximately $19.5 million resulting from the reclassification of other comprehensive income into earnings of our cumulative translation adjustment related to the Russian ruble. The remaining restructuring expenses, excluding the exit of our Russia-related businesses, for the fiscal year ended September 30, 2022 was primarily related to actions that are expected to deliver continued margin improvements and deliver efficiencies. During the fiscal year ended September 30, 2021, we incurred restructuring expenses of $48.8 million, primarily related to costs optimizing our cost structure and reducing overhead costs.

Other Income

Our other income for the year ended September 30, 2022 decreased $3.5 million to $14.1 million as compared to $17.6 million for the corresponding period last year.

The decrease in other income is primarily due to a decrease in net periodic pension adjustments partially offset by an increase in interest income.

Interest Expense

Our interest expense for the year ended September 30, 2022 was $110.2 million as compared to $238.4 million for the corresponding period last year.

The decrease in interest expense for the year ended September 30, 2022 was primarily due to a $117.5 million prepayment premium recognized in interest expense in 2021 that did not repeat in 2022 and a lower cost of borrowing in 2022 compared to 2021.

Income Tax Expense

Our income tax expense for the year ended September 30, 2022 was $136.1 million compared to $89.0 million for the year ended September 30, 2021. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impacts of an increase in overall pre-tax income of $141.8 million, a tax benefit of $25.9 million recorded in fiscal 2021 related to a corporate tax rate change in the United Kingdom, an increase in tax expense of $13.8 million related to nondeductible costs, and an increase in tax expense of $12.1 million related to state income taxes, partially offset by an increase in tax benefit of $30.3 million related to changes in valuation allowance, and a decrease in tax expense of $13.2 million due to a partial settlement of an audit in the U.S. recorded in fiscal 2021.

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

Net loss from discontinued operations was $79.9 million for the year ended September 30, 2022 and net loss was $116.8 million for the year ended September 30, 2021, a decrease of $36.9 million. The decrease in net loss from discontinued operations for the year ended September 30, 2022 was primarily due to losses recorded on the sales of our power business and our civil infrastructure businesses in fiscal 2021 that did not recur in fiscal 2022, partially offset by a $3.0 million gain on sale, net of transaction costs, of our oil and gas construction business and losses recorded in the first half of fiscal 2022 of $43.9 million related to revisions of estimates for our working capital obligation to be paid and contingent consideration receivable related to the civil infrastructure business. Net loss from discontinued operations for the year ended September 30, 2021 was primarily due to fewer losses recorded on sales of the power and civil infrastructure businesses in fiscal 2021.

Net Income Attributable to AECOM

The factors described above resulted in the net income attributable to AECOM of $310.6 million for the year ended September 30, 2022, as compared to the net income attributable to AECOM of $173.2 million for the year ended September 30, 2021.

Results of Operations by Reportable Segment

Americas

	Fiscal Year Ended
	September 30,	September 30,	Change
	2022	2021	$	%

	( in millions)
Revenue	$9,939.3	$10,226.3	$(287.0)	(2.8)%
Cost of revenue	9,299.4	9,594.7	(295.3)	(3.1)
Gross profit	$639.9	$631.6	$8.3	1.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	93.6	93.8
Gross profit	6.4%	6.2%

Revenue

Revenue for our Americas segment for the year ended September 30, 2022 decreased $287.0 million, or 2.8%, to $9,939.3 million as compared to $10,226.3 million for the corresponding period last year.

The decrease in revenue for the year ended September 30, 2022 was primarily driven by a decrease in pass-through revenues primarily in our construction management business.

Gross Profit

Gross profit for our Americas segment for the year ended September 30, 2022 increased $8.3 million, or 1.3%, to $639.9 million as compared to $631.6 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.4% of revenue for the year ended September 30, 2022 from 6.2% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2022 was primarily due a more efficient execution, reduction in real estate costs, and investments in shared service centers and digital solutions. In addition, underlying revenue excluding pass-through revenues increased.

International

	Fiscal Year Ended
	September 30,	September 30,	Change
	2022	2021	$	%

	(in millions)
Revenue	$3,206.7	$3,112.6	$94.1	3.0%
Cost of revenue	3,000.8	2,947.8	53.0	1.8
Gross profit	$205.9	$164.8	$41.1	24.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	93.6	94.7
Gross profit	6.4%	5.3%

Revenue

Revenue for our International segment for the year ended September 30, 2022 increased $94.1 million, or 3.0%, to $3,206.7 million as compared to $3,112.6 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2022 was primarily attributable to increased growth in Middle East, India, and Asia compared to the prior year. The increase in revenue from the prior year was partially offset by the strengthening of the U.S. dollar as compared to the functional currencies of our foreign operations, particularly the British pound, Canadian dollar, and Australian dollar. Revenue growth in the next fiscal year may be affected by future currency fluctuations.

Gross Profit

Gross profit for our International segment for the year ended September 30, 2022 increased $41.1 million, or 24.9%, to $205.9 million as compared to $164.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.4% of revenue for the year ended September 30, 2022 from 5.3% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2022 was primarily due to an increase in revenue and reduced costs resulting from investments in enterprise capability centers, shared service centers and digital solutions.

AECOM Capital

	Fiscal Year Ended
	September 30,	September 30,	Change
	2022	2021	$	%

	(in millions)
Revenue	$2.2	$2.0	$0.2	10.0%
Equity in earnings of joint ventures	$24.4	$11.4	$13.0	114.0
General and administrative expenses	$(12.6)	$(11.1)	$(1.5)	13.5%

Equity in earnings of joint ventures for the year ended September 30, 2022 increased $13.0 million, or 114%, to $24.4 million compared to $11.4 million for the corresponding period in the prior year. The increase was primarily due to monetization of two of its real estate investments.

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $30 million to $40 million in restructuring costs in fiscal 2023 associated with ongoing restructuring actions that are expected to deliver continued margin improvement and efficiencies.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2022, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At September 30, 2022, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,176.8 million, a decrease of $58.0 million, or 4.7%, from $1,234.8 million at September 30, 2021. The decrease in cash and cash equivalents was primarily attributable to $473.0 million of cash used to repurchase common stock of which $422.9 million was under the existing Board repurchase authorization.

Net cash provided by operating activities was $713.6 million for the year ended September 30, 2022 as compared to $704.7 million for the year ended September 30, 2021. The change was primarily attributable to an increase in cash provided by working capital of approximately $61.0 million, partially driven by an 8-day improvement in days sales outstanding from prior year, and an increase in net income of approximately $131.7 million, offset by a decrease in adjustments for non-cash items of approximately $183.8 million. The improvement in operating cash flow was also partly offset by a net unfavorable year over year impact of $16.5 million due to the sale of our oil and gas construction business in the current fiscal year and the sales of our power construction and civil construction businesses in fiscal 2021. The sale of trade receivables to financial institutions included in operating cash flows decreased $23.7 million during the year ended September 30, 2022 compared to the year ended September 30, 2021. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $175.0 million for the year ended September 30, 2022, as compared to $421.1 million for the year ended September 30, 2021. Cash used in investing activities decreased primarily due to a $223.6 million decrease in cash disposed as a result of the sales of discontinued operations. Capital expenditures, net of proceeds from disposals, were $128.1 million in the year ended September 30, 2022 compared to $121.4 million in the year ended September 30, 2021. The increase in net capital expenditures in fiscal year 2022 was primarily due to an increase in investments in information technology compared to the prior year.

Net cash used in financing activities was $588.3 million for the year ended September 30, 2022, as compared to $872.5 million for the year ended September 30, 2021. The decrease from the prior year was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $233.2 million, or 35.8%, to $418.6 million at September 30, 2022 from $651.8 million at September 30, 2021. Net accounts receivable and contract assets, net of contract liabilities, decreased to $2,671.9 million at September 30, 2022 from $2,929.9 million at September 30, 2021.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 68 days at September 30, 2022 compared to 76 days at September 30, 2021.

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

Debt

Debt consisted of the following:

	September 30,	September 30,
	2022	2021

	(in millions)
Credit Agreement	$1,143.3	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	84.0	83.0
Total debt	2,224.6	2,235.6
Less: Current portion of debt and short-term borrowings	(48.6)	(53.8)
Less: Unamortized debt issuance costs	(19.3)	(24.1)
Long-term debt	$2,156.7	$2,157.7

The following table presents, in millions, scheduled maturities of our debt as of September 30, 2022:

Fiscal Year
2023	$48.6
2024	72.4
2025	40.3
2026	403.2
2027	1,004.2
Thereafter	655.9
Total	$2,224.6

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

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). Our consolidated leverage ratio was 2.30 to 1.00 at September 30, 2022. As of September 30, 2022, we were in compliance with the covenants of the Credit Agreement.

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

On June 25, 2021, we entered into Amendment No. 11 to the Credit Agreement, pursuant to which lenders thereunder have provided us with an additional $215,000,000 in aggregate principal amount under the Term A Facility. We used the net proceeds from the increase in the Term A Facility (together with cash on hand), to (i) redeem all of our remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

At September 30, 2022 and 2021, letters of credit totaled $4.4 million and $5.2 million, respectively, under our Revolving Credit Facility. As of September 30, 2022 and 2021, we had $1,145.6 million and $1,144.8 million, respectively, available under our Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2022, the estimated fair value of the 2027 Senior Notes was approximately $930.0 million. The fair value of the 2027 Senior Notes as of September 30, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2022.

Other Debt and Other Items

Other debt consists primarily of obligations under finance leases and loans and unsecured credit facilities. Our unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2022 and 2021, these outstanding standby letters of credit totaled $640.3 million and $478.5 million, respectively. As of September 30, 2022, we had $427.4 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and excluding the effects of prepayment premiums included in interest expense, during the years ended September 30, 2022, 2021 and 2020 was 3.8%, 4.4% and 5.3%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2022, 2021 and 2020 of $4.9 million, $10.2 million and $5.4 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of September 30, 2022, there was approximately $644.7 million including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2022, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $204.4 million. The total amounts of employer contributions paid for the year ended September 30, 2022 were $9.8 million for U.S. plans and $23.6 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer pension plans that we do not control or manage. For the year ended September 30, 2022, we contributed $2.9 million to multiemployer pension plans.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of September 30, 2022 and for the twelve months then ended.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

September 30, 2022
Current assets	$2,645.0
Non-current assets	3,140.3
Total assets	$5,785.3

Current liabilities	$2,365.9
Non-current liabilities	2,712.1
Total liabilities	5,078.0

Total stockholders’ equity	707.3
Total liabilities and stockholders’ equity	$5,785.3

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the twelve months ended
September 30, 2022
Revenue	$6,730.1

Cost of revenue	6,214.6
Gross profit	515.5

Net income from continuing operations	95.1
Net loss from discontinued operations	—
Net income	$95.1

Net income attributable to AECOM	$95.1

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

At September 30, 2022, we were contingently liable in the amount of approximately $644.7 million in issued standby letters of credit and $4.4 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

Our investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which we indirectly hold an equity interest and have an ongoing capital commitment to fund investments. At September 30, 2022, we have capital commitments of $13.2 million to the Fund over the next 6 years.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commercial commitments as of September 30, 2022:

Contractual Obligations and Commitments		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

	(in millions)
Debt	$2,224.6	$48.6	$112.7	$1,407.4	$655.9
Interest on debt	495.5	112.7	220.0	144.3	18.5
Operating leases	846.2	173.0	270.9	170.3	232.0
Pension funding obligations(1)	30.2	30.2	—	—	—
Total contractual obligations and commitments	$3,596.5	$364.5	$603.6	$1,722.0	$906.4
(1)	Represents expected fiscal 2023 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

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

In August 2018, the FASB issued new accounting guidance for the disclosure requirements of defined benefit pension plans. The amended guidance eliminates certain disclosure requirements that were no longer considered to be cost beneficial. We adopted the new guidance starting on October 1, 2021. Adoption of the new guidance did not have a significant impact on our financial statements.

In December 2019, the FASB issued new accounting guidance which simplifies the accounting for income taxes. The guidance amends certain exceptions to the general principles of Accounting Standards Codification (ASC) 740, Income Taxes, and simplifies several areas such as accounting for a franchise tax or similar tax that is partially based on income. We adopted the new guidance starting on October 1, 2021. The adoption of the new guidance did not have a significant impact on our consolidated financial statements.

In October 2021, the FASB issued final guidance to companies that apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance creates an exception to the general requirement to measure acquired assets and liabilities at fair value on the acquisition date. Under this exception, an acquirer applies ASC 606 to recognize and measure contract assets and contract liabilities on the acquisition date. We expect to adopt the new guidance starting on October 1, 2022 on a prospective basis for any business combinations we undertake.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2022 and 2021, we had $1,143.3 million and $1,155.3 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing in the base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the year ended September 30, 2022, our weighted average floating rate borrowings were $1,340.1 million, or $1,063.5 million excluding borrowings with effective fixed interest rates due to interest rate swap agreements and interest rate caps. If short-term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2022 would have increased by $11.3 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM

Index to Consolidated Financial Statements

September 30, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AECOM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AECOM (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue Recognition - Contract cost and claim recovery estimates
Description of the Matter

For the year ended September 30, 2022, contract revenues recognized by the Company were $13.1 billion. Contract revenues include $3.4 billion which relate to fixed price contracts and $4.3 billion which relate to guaranteed maximum price contracts. As described in Note 4 of the consolidated financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied.  The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company’s estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

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

As of September 30, 2022, significant claims included in contract assets and other non-current assets on the consolidated balance sheet were approximately $110.0 million. Revenue recognition relating to claims is highly judgmental as the amount has been disputed by the customer and it requires the Company to prepare estimates of amounts expected to be recovered. Changes in recovery estimates can have a material effect on the amount of revenue recognized.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Los Angeles, California

November 16, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AECOM

Opinion on Internal Control over Financial Reporting

We have audited AECOM’s (the “Company”) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, AECOM maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2022 consolidated financial statements of the Company and our report dated November 16, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

November 16, 2022

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	September 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$972,661	$1,120,790
Cash in consolidated joint ventures	199,548	108,406
Total cash and cash equivalents	1,172,209	1,229,196
Accounts receivable—net	2,317,812	2,619,491
Contract assets	1,405,299	1,369,031
Prepaid expenses and other current assets	759,402	739,044
Current assets held for sale	79,000	139,426
Income taxes receivable	89,088	77,355
TOTAL CURRENT ASSETS	5,822,810	6,173,543
PROPERTY AND EQUIPMENT—NET	428,239	398,876
DEFERRED TAX ASSETS—NET	284,154	360,260
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	354,983	328,906
GOODWILL	3,380,761	3,502,499
INTANGIBLE ASSETS—NET	35,552	54,867
OTHER NON-CURRENT ASSETS	293,043	307,927
OPERATING LEASE RIGHT-OF-USE ASSETS	539,773	607,076
TOTAL ASSETS	$11,139,315	$11,733,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$5,032	$4,369
Accounts payable	2,027,314	2,090,479
Accrued expenses and other current liabilities	2,181,408	2,174,201
Income taxes payable	46,336	50,511
Contract liabilities	1,051,258	1,058,643
Current liabilities held for sale	49,249	94,043
Current portion of long-term debt	43,574	49,469
TOTAL CURRENT LIABILITIES	5,404,171	5,521,715
OTHER LONG-TERM LIABILITIES	135,795	145,444
OPERATING LEASE LIABILITIES, NON-CURRENT	595,308	679,059
LONG-TERM LIABILITIES HELD FOR SALE	200	11,095
DEFERRED TAX LIABILITY-NET	9,224	5,420
PENSION BENEFIT OBLIGATIONS	232,552	383,904
LONG-TERM DEBT	2,156,686	2,157,740
TOTAL LIABILITIES	8,533,936	8,904,377

COMMITMENTS AND CONTINGENCIES (Note 18)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2022 and 2021; issued and outstanding 138,933,907 and 143,168,815 shares as of September 30, 2022 and 2021, respectively	1,389	1,432
Additional paid-in capital	4,156,594	4,115,541
Accumulated other comprehensive loss	(979,675)	(900,377)
Accumulated deficits	(701,654)	(504,126)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,476,654	2,712,470
Noncontrolling interests	128,725	117,107
TOTAL STOCKHOLDERS’ EQUITY	2,605,379	2,829,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,139,315	$11,733,954

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020
Revenue	$13,148,182	$13,340,852	$13,239,976
Cost of revenue	12,300,208	12,542,431	12,530,416
Gross profit	847,974	798,421	709,560

Equity in earnings of joint ventures	53,640	35,044	48,781
General and administrative expenses	(147,309)	(155,072)	(188,535)
Restructuring costs	(107,501)	(48,840)	(188,345)
Income from operations	646,804	629,553	381,461

Other income	14,152	17,603	11,056
Interest expense	(110,274)	(238,352)	(159,914)
Income from continuing operations before taxes	550,682	408,804	232,603
Income tax expense for continuing operations	136,051	89,011	45,753
Net income from continuing operations	414,631	319,793	186,850
Net loss from discontinued operations	(79,929)	(116,813)	(340,591)
Net income (loss)	334,702	202,980	(153,741)

Net income attributable to noncontrolling interests from continuing operations	(25,521)	(25,109)	(16,398)
Net income (loss) attributable to noncontrolling interests from discontinued operations	1,430	(4,686)	(16,231)
Net income attributable to noncontrolling interests	(24,091)	(29,795)	(32,629)

Net income attributable to AECOM from continuing operations	389,110	294,684	170,452
Net loss attributable to AECOM from discontinued operations	(78,499)	(121,499)	(356,822)
Net income (loss) attributable to AECOM	$310,611	$173,185	$(186,370)

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$2.76	$2.00	$1.07
Basic discontinued operations per share	$(0.55)	$(0.82)	$(2.24)
Basic earnings per share	$2.21	$1.18	$(1.17)

Diluted continuing operations per share	$2.73	$1.97	$1.06
Diluted discontinued operations per share	$(0.55)	$(0.81)	$(2.22)
Diluted earnings per share	$2.18	$1.16	$(1.16)

Weighted average shares outstanding:
Basic	140,768	147,279	159,005
Diluted	142,696	149,676	161,292

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020
Net income (loss)	$334,702	$202,980	$(153,741)

Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	41,002	4,541	4,094
Foreign currency translation adjustments	(220,043)	(12,601)	(18,206)
Pension adjustments, net of tax	98,893	26,591	(40,051)
Other comprehensive income (loss), net of tax	(80,148)	18,531	(54,163)
Comprehensive income (loss), net of tax	254,554	221,511	(207,904)
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(23,241)	(30,029)	(32,943)
Comprehensive income (loss) attributable to AECOM, net of tax	$231,313	$191,482	$(240,847)

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Accumulated		Total
		Additional	Other	Retained	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Earnings	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	(Deficits)	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2019	$1,575	$3,953,650	$(864,197)	$599,548	$3,690,576	$208,774	$3,899,350
Net loss	—	—	—	(186,370)	(186,370)	32,629	(153,741)
Cumulative effect of accounting standard adoption	—	—	—	(87,787)	(87,787)	—	(87,787)
Other comprehensive loss	—	—	(54,477)	—	(54,477)	314	(54,163)
Issuance of stock	43	63,297	—	—	63,340	—	63,340
Repurchases of stock	(48)	(35,762)	—	(151,143)	(186,953)	—	(186,953)
Stock-based compensation	—	54,229	—	—	54,229	—	54,229
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(60,089)	(60,089)
Contributions from noncontrolling interests	—	—	—	—	—	9,917	9,917
Distributions to noncontrolling interests	—	—	—	—	—	(70,559)	(70,559)
BALANCE AT SEPTEMBER 30, 2020	1,570	4,035,414	(918,674)	174,248	3,292,558	120,986	3,413,544
Net income	—	—	—	173,185	173,185	29,795	202,980
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	18,297	—	18,297	234	18,531
Issuance of stock	25	58,733	—	—	58,758	—	58,758
Repurchases of stock	(163)	(23,348)	—	(843,580)	(867,091)	—	(867,091)
Stock based compensation	—	44,742	—	—	44,742	—	44,742
Other transactions with noncontrolling interests	—	—	—	—	—	405	405
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(24,039)	(24,039)
Contributions from noncontrolling interests	—	—	—	—	—	271	271
Distributions to noncontrolling interests	—	—	—	—	—	(10,545)	(10,545)
BALANCE AT SEPTEMBER 30, 2021	1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	310,611	310,611	24,091	334,702
Dividends declared	—	—	—	(85,260)	(85,260)	—	(85,260)
Other comprehensive loss	—	—	(79,298)	—	(79,298)	(850)	(80,148)
Issuance of stock	25	52,605	—	—	52,630	—	52,630
Repurchases of stock	(68)	(50,023)	—	(422,879)	(472,970)	—	(472,970)
Stock-based compensation	—	38,471	—	—	38,471	—	38,471
Other transactions with noncontrolling interests	—	—	—	—	—	772	772
Contributions from noncontrolling interests	—	—	—	—	—	185	185
Distributions to noncontrolling interests	—	—	—	—	—	(12,580)	(12,580)
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$334,702	$202,980	$(153,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	170,886	176,400	237,376
Equity in earnings of unconsolidated joint ventures	(46,303)	(39,104)	(23,279)
Distribution of earnings from unconsolidated joint ventures	27,175	46,358	90,158
Non-cash stock compensation	38,471	44,742	54,229
Prepayment premium on redemption of unsecured senior notes	—	117,500	16,986
Impairment of long-lived assets	—	105,194	336,472
Loss (gain) on sale of discontinued operations	48,095	52,532	(161,900)
Foreign currency translation	(31,529)	(42,728)	(31,919)
Deferred income tax expense (benefit)	22,821	(48,265)	11,130
Other	15,295	16,063	32,028
Changes in operating assets and liabilities:
Accounts receivable and contract assets	236,605	533,006	(136,955)
Prepaid expenses and other assets	132,003	(100,526)	(31,815)
Accounts payable	(102,873)	(250,142)	(192,980)
Accrued expenses and other current liabilities	48,019	(84,073)	118,441
Contract liabilities	(7,434)	103,999	128,312
Other long-term liabilities	(172,297)	(129,266)	37,079
Net cash provided by operating activities	713,636	704,670	329,622

CASH FLOWS FROM INVESTING ACTIVITIES:
(Payments for) proceeds from sale of discontinued operations, net of cash disposed	(42,261)	(265,876)	2,218,866
Investment in unconsolidated joint ventures	(26,672)	(57,388)	(111,077)
Return of investment in unconsolidated joint ventures	11,723	8,110	28,047
Proceeds from sale of investments	10,242	15,507	12,392
Proceeds from disposal of property and equipment	8,951	14,822	3,800
Payments for capital expenditures	(137,017)	(136,262)	(114,591)
Net cash used in by investing activities	(175,034)	(421,087)	2,037,437

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	3,618,585	3,638,916	4,452,078
Repayments of borrowings under credit agreements	(3,657,308)	(2,726,347)	(5,568,320)
Redemption of unsecured senior notes	—	(797,252)	(248,522)
Prepayment premium on redemption of unsecured senior notes	—	(117,500)	(16,986)
Cash paid for debt issuance costs	(155)	(11,280)	(4,228)
Dividends paid	(63,288)	—	—
Proceeds from issuance of common stock	26,666	25,686	26,388
Proceeds from exercise of stock options	—	4,038	—
Payments to repurchase common stock	(472,970)	(867,091)	(186,953)
Net distributions to noncontrolling interests	(12,395)	(10,274)	(60,642)
Other financing activities	(27,450)	(11,429)	(20,785)
Net cash used in financing activities	(588,315)	(872,533)	(1,627,970)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,307)	5,493	(1,194)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,020)	(583,457)	737,895
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,234,792	1,818,249	1,080,354
CASH AND CASH EQUIVALENTS AT END OF YEAR	1,176,772	1,234,792	1,818,249
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(4,563)	(5,596)	(109,917)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF YEAR	$1,172,209	$1,229,196	$1,708,332
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(104,644)	$(255,679)	$(201,402)
Net income taxes paid	$(104,742)	$(114,464)	$(71,031)

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

Fiscal Year—The Company reports results of operations based on 52-or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2022, 2021 and 2020 each contained 52, 52 and 53 weeks, respectively, and ended on September 30, October 1, and October 2, respectively.

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

Prior to fiscal 2022, the Company performed its annual goodwill and intangible asset impairment test at the end of the fourth quarter. In fiscal year 2022, the Company changed the date of its annual goodwill and intangible asset impairment assessment to the first day of the fourth quarter. The Company believes this change does not represent a material change in method of applying an accounting principle. This voluntary change is preferable under the circumstances as it results in better alignment with the timing of the Company’s long-range planning and forecasting process and provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting. This change does not delay, accelerate or avoid an impairment of goodwill.

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

3.           Discontinued Operations, Goodwill, and Intangible Assets

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

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	September 30,	September 30,
	2022	2021

Cash and cash equivalents	$4.6	$5.6
Receivables and contract assets	66.2	90.3
Other	8.2	43.5
Current assets held for sale	$79.0	$139.4

Property and equipment, net	$8.0	$52.9
Other	—	18.5
Write-down of assets to fair value less cost to sell	(8.0)	(71.4)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$49.2	$88.5
Other	—	5.5
Current liabilities held for sale	$49.2	$94.0

Long-term liabilities held for sale	$0.2	$11.1

The following table represents summarized income statement information of discontinued operations (in millions):

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

Revenue	$347.4	$771.5	$3,150.8
Cost of revenue	360.2	760.5	3,179.2
Gross (loss) profit	(12.8)	11.0	(28.4)
Equity in earnings of joint ventures	(7.4)	4.0	(25.5)
Loss on disposal activities	(48.1)	(52.5)	161.9
Transaction costs	(9.7)	(15.3)	(43.2)
Impairment of long-lived assets	—	(105.2)	(336.5)
Loss from operations	(78.0)	(158.0)	(271.7)
Other income	—	—	1.8
Interest expense	(0.1)	(0.5)	(40.5)
Loss before taxes	(78.1)	(158.5)	(310.4)
Income tax expense (benefit)	1.8	(41.7)	30.2
Net loss from discontinued operations	$(79.9)	$(116.8)	$(340.6)

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

Depreciation and amortization:
Property and equipment	$—	$—	$4.6
Intangible assets and capitalized debt issuance costs	$—	$—	$26.0
Payments for capital expenditures	$(2.7)	$(7.3)	$(19.6)

The changes in the carrying value of goodwill by reportable segment for the year ended September 30, 2022 were as follows:

		Foreign
	September 30,	Exchange	September 30,
	2021	Impact	2022

	(in millions)
Americas	$2,626.4	$(15.7)	$2,610.7
International	876.1	(106.0)	770.1
Total	$3,502.5	$(121.7)	$3,380.8

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2022 and 2021, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2022			September 30, 2021
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Customer relationships	$663.0	$(627.4)	$35.6	$663.4	$(608.5)	$54.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $18.9 million and $22.6 million for the years ended September 30, 2022 and 2021, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2023	$17.9
2024	17.0
2025	0.7
Total	$35.6

4.           Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the years ended September 30, 2022, 2021 and 2020 were $6.8 billion, $7.2 billion and $7.1 billion, respectively.

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

Guaranteed Maximum Price Contracts (GMP)

GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. As with cost-plus contracts, clients are provided a disclosure of all the project costs, and a lump sum or percentage fee is separately identified. The Company provides clients with a guaranteed price for the overall project (adjusted for change orders issued by clients) and a schedule including the expected completion date. Cost overruns or costs associated with project delays in completion could generally be the Company’s responsibility. For many of the Company’s commercial or residential GMP contracts, the final price is generally not established until the Company has subcontracted a substantial percentage of the trade contracts with terms consistent with the master contract, and it has negotiated additional contractual limitations, such as waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages. Revenue is recognized for GMP contracts as project costs are incurred relative to total estimated project costs as the Company believes this is the best measure of progress towards completion.

Fixed-Price Contracts

Fixed price contracts include both lump-sum and fixed-unit price contracts. Under lump-sum contracts, the Company performs all the work under the contract for a specified fee. Lump-sum contracts are typically subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Under fixed-unit price contracts, the Company performs a number of units of work at an agreed price per unit with the total payment under the contract determined by the actual number of units delivered. Revenue is recognized for fixed-price contracts using the input method measured on a cost-to-cost basis as the Company believes this is the best measure of progress towards completion.

The following tables present the Company’s revenues disaggregated by revenue sources:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

	(in millions)
Cost reimbursable	$5,454.9	$5,319.4	$5,734.5
Guaranteed maximum price	4,325.0	4,582.7	3,896.8
Fixed price	3,368.3	3,438.8	3,608.7
Total revenue	$13,148.2	$13,340.9	$13,240.0

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

	(in millions)
Americas	$9,941.6	$10,228.3	$10,138.3
Europe, Middle East, India, Africa	1,759.8	1,691.3	1,620.3
Asia-Australia-Pacific	1,446.8	1,421.3	1,481.4
Total revenue	$13,148.2	$13,340.9	$13,240.0

As of September 30, 2022, the Company had allocated $20.8 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $565.2 million and $692.0 million during the years ended September 30, 2022 and 2021, respectively, that was included in contract liabilities as of September 30, 2021 and 2020, respectively.

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

Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2022	2021

	(in millions)
Billed	$1,931.4	$2,181.1
Contract retentions	490.4	531.2
Total accounts receivable—gross	2,421.8	2,712.3
Allowance for doubtful accounts and credit losses	(104.0)	(92.8)
Total accounts receivable—net	$2,317.8	$2,619.5

Substantially all contract assets as of September 30, 2022 and September 30, 2021 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $110 million and $140 million as of September 30, 2022 and 2021, respectively. In fiscal year 2022, the Company reduced its exposure to a significant claim by approximately $30 million. The change reflected the Company’s current estimated recovery on the claim. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in discussed in Note 18 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

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

No single client accounted for more than 10% of the Company’s outstanding receivables at September 30, 2022 and 2021.

The Company sold trade receivables to financial institutions, of which $240.3 million and $263.6 million were outstanding as of September 30, 2022 and 2021, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.           Property and Equipment

Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30,	September 30,	Useful Lives
	2022	2021	(years)

	(in millions)
Building and land	$9.9	$14.4	10	-	45
Leasehold improvements	339.7	351.2	1	-	20
Computer systems and equipment	672.1	602.1	3	-	12
Furniture and fixtures	103.1	112.7	3	-	10
Total	1,124.8	1,080.4
Accumulated depreciation and amortization	(696.6)	(681.5)
Property and equipment, net	$428.2	$398.9

Depreciation expense for the fiscal years ended September 30, 2022, 2021 and 2020 were $147.0 million, $143.6 million, and $163.4 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

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

Some of the Company’s joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party customer by the joint venture. These joint ventures function as pass- through entities to bill the third-party customer. For consolidated joint ventures of this type, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s result of operations. For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, the Company’s portion of that fee is recorded in equity in earnings of joint ventures.

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

Contractually required support provided to the Company’s joint ventures is discussed in Note 18.

Summary of financial information of the consolidated joint ventures is as follows:

	September 30,	September 30,
	2022	2021

	(in millions)
Current assets	$630.8	$503.9
Non-current assets	73.8	74.8
Total assets	$704.6	$578.7

Current liabilities	$530.6	$400.3
Non-current liabilities	1.5	1.5
Total liabilities	532.1	401.8
Total AECOM equity	56.7	74.0
Noncontrolling interests	115.8	102.9
Total owners’ equity	172.5	176.9
Total liabilities and owners’ equity	$704.6	$578.7

Total revenue of the consolidated joint ventures was $1,411.7 million, $826.8 million, and $787.6 million for the years ended September 30, 2022, 2021 and 2020, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30,	September 30,
	2022	2021

	(in millions)
Current assets	$1,279.4	$1,323.2
Non-current assets	1,128.7	1,001.6
Total assets	$2,408.1	$2,324.8

Current liabilities	$751.4	$845.8
Non-current liabilities	521.3	537.2
Total liabilities	1,272.7	1,383.0
Joint ventures’ equity	1,135.4	941.8
Total liabilities and joint ventures’ equity	$2,408.1	$2,324.8

AECOM’s investment in joint ventures	$355.0	$328.9

	Twelve Months Ended
	September 30,	September 30,
	2022	2021

	(in millions)
Revenue	$1,801.5	$2,096.5
Cost of revenue	1,743.1	2,051.2
Gross profit	$58.4	$45.3
Net income	$52.1	$37.0

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

	(in millions)
Pass-through joint ventures	$29.2	$23.6	$34.1
Other joint ventures	24.4	11.4	14.7
Total	$53.6	$35.0	$48.8

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

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2022		2021		2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$265.4	$1,470.8	$283.9	$1,440.3	$275.6	$1,311.3
Service cost	—	0.5	—	0.5	—	0.6
Participant contributions	0.1	0.3	0.1	0.3	—	0.3
Interest cost	4.7	24.1	4.3	21.6	6.8	22.4
Benefits and expenses paid	(18.4)	(44.3)	(18.5)	(48.6)	(18.4)	(42.9)
Actuarial (gain) loss	(51.9)	(458.1)	(3.7)	(4.7)	22.0	82.8
Plan settlements	(1.8)	(2.2)	(0.7)	(5.9)	(2.1)	(4.1)
Plan amendments	—	—	—	0.4	—	—
Foreign currency translation (gain) loss	—	(199.9)	—	66.9	—	69.9
Benefit obligation at end of year	$198.1	$791.2	$265.4	$1,470.8	$283.9	$1,440.3

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2022		2021		2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$138.9	$1,251.8	$129.6	$1,166.2	$129.3	$1,068.8
Actual return on plan assets	(27.2)	(374.5)	14.7	61.1	11.7	59.5
Employer contributions	9.8	23.6	13.7	25.2	9.1	27.7
Participant contributions	0.1	0.3	0.1	0.3	—	0.3
Benefits and expenses paid	(18.4)	(44.3)	(18.5)	(48.6)	(18.4)	(42.9)
Plan settlements	(1.8)	(2.2)	(0.7)	(5.9)	(2.1)	(4.1)
Foreign currency translation (loss) gain	—	(171.2)	—	53.5	—	56.9
Fair value of plan assets at end of year	$101.4	$683.5	$138.9	$1,251.8	$129.6	$1,166.2

	Fiscal Year Ended
	September 30, 2022		September 30, 2021		September 30, 2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(96.7)	$(107.7)	$(126.5)	$(219.0)	$(154.3)	$(274.1)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A
Net amount recognized at end of year	$(96.7)	$(107.7)	$(126.5)	$(219.0)	$(154.3)	$(274.1)

The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2022, 2021 and 2020:

	Fiscal Year Ended
	September 30, 2022		September 30, 2021		September 30, 2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$36.8	$—	$47.5	$—	$44.0
Accrued expenses and other current liabilities	(8.6)	—	(9.1)	—	(9.4)	—
Pension benefit obligations	(88.1)	(144.5)	(117.4)	(266.5)	(144.9)	(318.1)
Net amount recognized in the balance sheet	$(96.7)	$(107.7)	$(126.5)	$(219.0)	$(154.3)	$(274.1)

The following table details the reconciliation of amounts in the consolidated statements of stockholders’ equity for the fiscal years ended September 30, 2022, 2021 and 2020:

	Fiscal Year Ended
	September 30, 2022		September 30, 2021		September 30, 2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of amounts in consolidated statements of stockholders’ equity:
Prior service cost	$(0.1)	$(1.2)	$(0.1)	$(1.6)	$(0.1)	$(1.2)
Net loss	(91.7)	(187.1)	(116.5)	(279.5)	(134.5)	(297.7)
Total recognized in accumulated other comprehensive loss	$(91.8)	$(188.3)	$(116.6)	$(281.1)	$(134.6)	$(298.9)

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for fiscal years ended September 30, 2022, 2021 and 2020:

	Fiscal Year Ended
	September 30, 2022		September 30, 2021		September 30, 2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.5	$—	$0.5	$—	$0.6
Interest cost on projected benefit obligation	4.7	24.1	4.3	21.6	6.8	22.4
Expected return on plan assets	(5.6)	(41.4)	(6.5)	(43.5)	(7.0)	(37.5)
Amortization of prior service costs	—	0.1	—	0.1	0.1	0.1
Amortization of net loss	5.6	6.9	5.9	9.2	4.7	8.6
Curtailment loss recognized	—	—	—	—	0.5	—
Settlement loss recognized	0.2	0.3	0.2	0.8	0.6	0.5
Net periodic benefit cost (credit)	$4.9	$(9.5)	$3.9	$(11.3)	$5.7	$(5.3)

The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $18.8 million, $9.3 million, and $15.5 million in the years ended September 30, 2022, 2021 and 2020, respectively.

Amounts included in accumulated other comprehensive loss as of September 30, 2022 that are expected to be recognized as components of net periodic benefit cost during fiscal 2023 are (in millions):

	U.S.	Int’l
Amortization of prior service cost	$—	$(0.1)
Amortization of net actuarial (losses) gain	(3.5)	0.5
Total	$(3.5)	$0.4

The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2022		2021		2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Projected benefit obligation	$184.8	$601.4	$247.8	$1,248.8	$265.1	$1,216.6
Accumulated benefit obligation	$184.8	$600.1	$247.8	$1,243.9	$265.1	$1,211.5
Fair value of plan assets	$101.4	$456.9	$138.9	$982.4	$129.6	$898.5

Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $21.4 million to the international plans in fiscal 2023. The required minimum contributions for U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $8.8 million to U.S. plans in fiscal 2023.

The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int’l
2023	$20.2	$45.0
2024	20.5	42.4
2025	19.6	43.4
2026	19.1	44.8
2027	18.1	46.3
2028-2032	79.4	254.0
Total	$176.9	$475.9

The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2022		2021		2020
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.40%	5.27%	2.46%	1.98%	2.20%	1.67%
Salary increase rate	N/A	3.48%	N/A	3.13%	N/A	2.68%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	2.46%	1.98%	2.20%	1.67%	2.92%	1.81%
Salary increase rate	N/A	3.13%	N/A	2.68%	N/A	2.52%
Expected long-term rate of return on plan assets	6.25%	3.93%	6.80%	3.95%	7.30%	4.03%

Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

The following table summarizes the Company’s target allocation for 2022 and pension plan asset allocation, both U.S. and international, as of September 30, 2022 and 2021:

			Percentage of Plan Assets
			as of September 30,
	Target Allocations		2022		2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Asset Category:
Equities	45%	35%	36%	20%	41%	34%
Debt	43	56	48	47	44	53
Cash	2	2	5	15	5	3
Property and other	10	7	11	18	10	10
Total	100%	100%	100%	100%	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 6.25% and 3.93% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2022 for U.S. and non-U.S. plans, respectively.

As of September 30, 2022, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2022
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2022	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$104.8	$99.0	$5.8	$—	$—
Equity and debt securities	339.1	339.1	—	—	—
Investment funds:
Diversified and equity funds	22.2	7.3	14.9	—	—
Fixed income funds	7.9	5.7	2.2	—	—
Common collective funds	451.6	—	—	—	451.6
Derivative instruments	(140.7)	—	(140.7)	—	—
Total	$784.9	$451.1	$(117.8)	$—	$451.6

As of September 30, 2021, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2021
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2021	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$49.8	$25.1	$24.7	$—	$—
Equity and debt securities	488.5	488.5	—	—	—
Investment funds:
Diversified and equity funds	81.2	60.5	16.7	4.0	—
Fixed income funds	29.3	25.0	4.3	—	—
Common collective funds	734.8	—	—	—	734.8
Derivative instruments	7.1	—	7.1	—	—
Total	$1,390.7	$599.1	$52.8	$4.0	$734.8

Changes for the year ended September 30, 2022 in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

		Actual return	Actual return
		on plan assets,	on plan assets,			Change
	September 30,	relating to	relating to		Transfer	due to
	2021	assets still	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	held at	during the	sales and	(out of)	rate	2022
	balance	reporting date	period	settlements	Level 3	changes	Ending balance

(in millions)
Level 3 Assets	$4.0	$—	$(0.2)	$(3.5)	$—	$(0.3)	$—

Changes for the year ended September 30, 2021 in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

		Actual return	Actual return
		on plan assets,	on plan assets,			Change
	September 30,	relating to	relating to		Transfer	due to
	2020	assets still	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	held at	during the	sales and	(out of)	rate	2021
	balance	reporting date	period	settlements	Level 3	changes	Ending balance

(in millions)
Level 3 Assets	$3.4	$0.4	$—	$0.2	$—	$—	$4.0

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

Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2022, there were no material changes to the valuation techniques.

Common collective funds are valued based on net asset value (NAV) per share or unit as a practical expedient as reported by the fund manager, multiplied by the number of shares or units held as of the measurement date. Accordingly, these NAV-based investments have been excluded from the fair value hierarchy. These collective investment funds have redemption notice periods and are redeemable at the NAV, less transaction fees. There are no significant unfunded commitments related to these investments.

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $2.9 million and $3.7 million for the years ended September 30, 2022 and 2021, respectively. At September 30, 2022 and 2021, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

8. Debt

Debt consisted of the following:

	September 30,	September 30,
	2022	2021

	(in millions)
Credit Agreement	$1,143.3	$1,155.3
2027 Senior Notes	997.3	997.3
Other debt	84.0	83.0
Total debt	2,224.6	2,235.6
Less: Current portion of debt and short-term borrowings	(48.6)	(53.8)
Less: Unamortized debt issuance costs	(19.3)	(24.1)
Long-term debt	$2,156.7	$2,157.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2022:

Fiscal Year
2023	$48.6
2024	72.4
2025	40.3
2026	403.2
2027	1,004.2
Thereafter	655.9
Total	$2,224.6

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

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Company’s consolidated leverage ratio was 2.30 to 1.00 at September 30, 2022. As of September 30, 2022, the Company was in compliance with the covenants of the Credit Agreement.

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

On June 25, 2021, the Company entered into Amendment No. 11 to the Credit Agreement, pursuant to which lenders thereunder have provided the Company an additional $215,000,000 in aggregate principal amount under the Term A Facility. The Company used the net proceeds from the increase in the Term A Facility (together with cash on hand), to (i) redeem all of the Company’s remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

At September 30, 2022 and 2021, letters of credit totaled $4.4 million and $5.2 million, respectively, under the Company’s Revolving Credit Facility. As of September 30, 2022 and 2021, the Company had $1,145.6 million and $1,144.8 million, respectively, available under its revolving credit facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2022, the estimated fair value of the 2027 Senior Notes was approximately $930.0 million. The fair value of the 2027 Senior Notes as of September 30, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2022.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2022 and 2021, these outstanding standby letters of credit totaled $640.3 million and $478.5 million, respectively. As of September 30, 2022, the Company had $427.4 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap agreements and excluding the effects of prepayment premiums included in interest expense, during the years ended September 30, 2022, 2021 and 2020 was 3.8%, 4.4% and 5.3%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2022, 2021 and 2020 of $4.9 million, $10.2 million and $5.4 million, respectively.

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

September 30, 2022
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

The interest rate swap agreements and the interest rate cap agreements contain provisions that address the use of LIBOR as a benchmark rate. Consistent with the Company’s variable rate loans, the provisions provide for a replacement of LIBOR to a SOFR-based rate.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2022, 2021 and 2020.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2022 and were $9.4 million and $41.8 million, respectively. The fair values of the interest rate swap agreements included in other non-current assets, other current liabilities, and other long-term liabilities on September 30, 2021 were $1.2 million, $5.0 million, and $1.8 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as LIBOR or SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income or loss for the years ended September 30, 2022, 2021 and 2020. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

The components of lease expenses are as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020

	(in millions)
Operating lease cost	$172.5	$186.5	$191.6
Finance lease cost:
Amortization of right-of-use assets	18.0	13.0	17.1
Interest on lease liabilities	2.2	2.0	1.9
Variable lease cost	34.0	35.5	36.5
Total lease cost	$226.7	$237.0	$247.1

Additional balance sheet information related to leases is as follows:

		As of
(in millions except as noted)	Balance Sheet Classification	September 30, 2022	September 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$539.8	$607.1
Finance lease assets	Property and equipment – net	49.4	44.4
Total lease assets		$589.2	$651.5

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$145.6	$157.3
Finance lease liabilities	Current portion of long-term debt	18.1	13.4
Total current lease liabilities		163.7	170.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	595.3	679.1
Finance lease liabilities	Long-term debt	32.0	32.1
Total non-current lease liabilities		$627.3	$711.2

	As of
	September 30, 2022	September 30, 2021	September 30, 2020
Weighted average remaining lease term (in years):
Operating leases	6.5	6.9	7.3
Finance leases	3.1	3.5	3.3
Weighted average discount rates:
Operating leases	4.0%	4.3%	4.6%
Finance leases	3.8%	4.3%	4.7%

Additional cash flow information related to leases is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$201.8	$221.4	$208.7
Operating cash flows from finance leases	2.2	2.0	1.8
Financing cash flows from finance leases	19.8	13.7	14.7
Right-of-use assets obtained in exchange for new operating leases	90.9	102.7	126.9
Right-of-use assets obtained in exchange for new finance leases	26.2	28.5	26.4

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2023	$173.0	$19.6
2024	147.8	17.0
2025	123.1	11.3
2026	97.2	4.5
2027	73.1	0.7
Thereafter	232.0	—
Total lease payments	$846.2	$53.1
Less: Amounts representing interest	$(105.3)	$(3.0)
Total lease liabilities	$740.9	$50.1

12.         Stockholders’ Equity

Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

13.         Share-Based Payments

Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company’s insider trading policy. Compensation expense for the employer contributions related to AECOM stock issued under defined contribution plans during fiscal years ended September 30, 2022, 2021 and 2020 was $22.7 million, $26.1 million, and $33.7 million, respectively.

Stock Incentive Plans—Under the 2020 Stock Incentive Plan, the Company has up to 11.3 million securities remaining available for future issuance as of September 30, 2022. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant.  Unexercised options expire seven years after date of grant.

During the three years in the period ended September 30, 2022, option activity was as follows:

	Number of	Weighted
	Options	Average
	(in millions)	Exercise Price
Balance, September 30, 2019	0.1	31.62
Granted	0.3	38.72
Exercised	—	—
Cancelled	—	—
Balance, September 30, 2020	0.4	36.41
Granted	—	—
Exercised	(0.1)	31.62
Cancelled	—	—
Balance, September 30, 2021	0.3	38.72
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance, September 30, 2022	0.3	38.72
Exercisable as of September 30, 2020	0.1	31.62
Exercisable as of September 30, 2021	—	—
Exercisable as of September 30, 2022	—	—

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

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is primarily based on that day’s closing market price of the Company’s common stock. The weighted average grant date fair value of PEP awards was $85.46, $52.76, and $42.99 during the years ended September 30, 2022, 2021 and 2020, respectively. The weighted average grant date fair value of restricted stock unit awards was $74.30, $49.21 and $41.90 during the years ended September 30, 2022, 2021 and 2020, respectively. Total compensation expense related to these share-based payments including stock options was $38.5 million, $44.7 million, and $54.2 million during the years ended September 30, 2022, 2021 and 2020, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2022 and 2021 was $45.9 million and $45.6 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

14.         Income Taxes

Income before income taxes included income from domestic operations of $235.2 million, $98.6 million, and $52.9 million for fiscal years ended September 30, 2022, 2021 and 2020 and income from foreign operations of $315.4 million, $310.2 million, and $179.7 million for fiscal years ended September 30, 2022, 2021 and 2020.

Income tax expense was comprised of:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

	(in millions)
Current:
Federal	$22.8	$32.2	$21.8
State	16.0	6.8	12.7
Foreign	75.8	53.2	55.7
Total current income tax expense	114.6	92.2	90.2
Deferred:
Federal	22.1	(28.8)	(21.8)
State	11.8	18.8	12.8
Foreign	(12.4)	6.8	(35.4)
Total deferred income tax benefit	21.5	(3.2)	(44.4)
Total income tax expense	$136.1	$89.0	$45.8

The major elements contributing to the difference between the U.S. federal statutory rate of 21% for fiscal years ended September 30, 2022, 2021 and 2020 and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%

	(in millions)
Tax at federal statutory rate	$115.6	21.0%	$85.8	21.0%	$48.8	21.0%
State income tax, net of federal benefit	20.2	3.7	8.0	2.0	8.4	3.6
Foreign residual income	46.4	8.4	45.6	11.1	39.5	17.0
Nondeductible costs	19.7	3.6	6.0	1.5	15.8	6.8
Change in uncertain tax positions	15.4	2.8	8.5	2.1	(8.3)	(3.6)
Foreign tax rate differential	1.1	0.2	8.8	2.1	3.2	1.4
Income tax credits and incentives	(51.0)	(9.3)	(51.3)	(12.5)	(47.8)	(20.6)
Valuation allowance	(18.0)	(3.3)	12.4	3.0	(15.9)	(6.9)
Tax exempt income	(5.9)	(1.1)	(5.4)	(1.3)	(5.1)	(2.2)
Exclusion of tax on non-controlling interests	(5.1)	(0.9)	(6.1)	(1.5)	(3.4)	(1.5)
Tax rate changes	(4.1)	(0.7)	(26.8)	(6.5)	(0.5)	(0.2)
Audit settlement	(1.5)	(0.3)	10.4	2.5	—	—
Return to provision	(1.5)	(0.3)	(9.5)	(2.3)	5.1	2.2
Other items, net	4.8	0.9	2.6	0.6	6.0	2.7
Total income tax expense	$136.1	24.7%	$89.0	21.8%	$45.8	19.7%

During fiscal 2022, valuation allowances in the amount of $21.9 million primarily related to net operating losses in certain foreign entities were released due to sufficient positive evidence. The positive evidence included a realignment of the Company’s global transfer pricing methodology which resulted in forecasting the utilization of the net operating losses within the foreseeable future.

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

The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2022	2021

	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$91.6	$130.0
Net operating loss carryforwards	113.7	169.8
Self-insurance reserves	4.5	12.3
Research and experimentation and other tax credits	111.4	117.2
Pension liability	52.1	87.7
Accrued liabilities	280.4	284.7
Capital loss carryforward	64.4	62.0
Other	5.3	37.3
Total deferred tax assets	723.4	901.0
Deferred tax liabilities:
Unearned revenue	(1.5)	(19.8)
Depreciation and amortization	(111.4)	(116.5)
Acquired intangible assets	(11.2)	(19.4)
Investment in subsidiaries	(10.8)	(13.4)
Right of use assets	(125.6)	(145.6)
Contingent consideration	(33.6)	(33.8)
Total deferred tax liabilities	(294.1)	(348.5)
Valuation allowance	(154.4)	(197.7)
Net deferred tax assets	$274.9	$354.8

As of September 30, 2022, and 2021, the Company has available unused foreign and state net operating loss (NOL) carryforwards of $848.0 million and $667.0 million, respectively, which expire at various dates over the next several years and capital loss carryforwards of $205.2 million and $184.1 million, respectively, which mostly expire in 2025; some foreign NOL carryforwards never expire. In addition, as of September 30, 2022, the Company has unused federal, state, and foreign research and development credits of $61.2 million, $25.1 million, and $7.3 million, respectively, and other credits of $21.9 million which expire at various dates over the next several years.

As of September 30, 2022 and 2021, gross deferred tax assets were $723.4 million and $901.0 million, respectively. The Company has recorded a valuation allowance of $154.4 million and $197.7 million as of September 30, 2022 and 2021, respectively, primarily related to foreign and state net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company’s assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $569.0 million will be realized and, as such, no additional valuation allowance has been provided. The net decrease in the valuation allowance of $43.3 million is primarily attributable to a decrease in valuation allowances of $44.6 million related to valuation allowance releases on foreign net operating losses and currency translation adjustments, and a decrease in valuation allowances of $4.6 million related to capital losses, partially offset by increases in valuation allowances of $5.9 million related to state net operating losses and credits.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.3 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

As of September 30, 2022, and 2021, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $70.5 million and $62.8 million, respectively. The gross unrecognized tax benefits as of September 30, 2022 and 2021 were $55.2 million and $46.4 million, respectively, excluding interest, penalties, and related tax benefit. Of the $55.2 million, approximately $53.8 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2022	2021

	(in millions)
Balance at the beginning of the year	$46.4	$47.1
Gross increase in current period’s tax positions	17.4	4.3
Gross increase in prior years’ tax positions	2.4	7.5
Gross decrease in prior years’ tax positions	(8.0)	—
Decrease due to settlement with tax authorities	(1.4)	(1.3)
Decrease due to lapse of statute of limitations	(0.5)	—
Gross change due to foreign exchange fluctuations	(1.1)	(11.2)
Balance at the end of the year	$55.2	$46.4

The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2022, the accrued interest and penalties were $20.5 million and $1.7 million, respectively, excluding any related income tax benefits. As of September 30, 2021, the accrued interest and penalties were $20.0 million and $3.9 million, respectively, excluding any related income tax benefits.

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

The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2022	2021	2020

	(in millions)
Denominator for basic earnings per share	140.8	147.3	159.0
Potential common shares	1.9	2.4	2.3
Denominator for diluted earnings per share	142.7	149.7	161.3

16.         Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2022	2021

	(in millions)
Accrued salaries and benefits	$602.2	$661.8
Accrued contract costs	1,246.0	1,202.1
Other accrued expenses	333.2	310.3
	$2,181.4	$2,174.2

Accrued contract costs above include balances related to professional liability accruals of $713.6 million and $736.4 million as of September 30, 2022 and 2021, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2022 and 2021. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the twelve months ended September 30, 2022 and 2021. For the year ended September 30, 2022, the Company incurred restructuring expenses of $107.5 million, of which $69.1 million was related to the exit of our Russia-related businesses and is discussed further below. The remaining $38.4 million related to actions to improve margins and deliver efficiencies. These expenses included personnel and other costs of $27.5 million and real estate costs of $10.9 million, of which $7.9 million was accrued and unpaid at September 30, 2022. During the year ended September 30, 2021, the Company incurred restructuring expenses of $48.8 million, including personnel and other costs of $37.8 million and real estate costs of $11.0 million, of which $5.2 million was accrued and unpaid at September 30, 2021.

In March 2022, the Company substantially completed the previously announced exit of all business operations in Russia. The Company incurred a $69.1 million pre-tax expense during the three-month period ended March 31, 2022 related to the exit of its Russia-related businesses, which comprised of asset impairment charges, personnel and real estate costs, of which $2.1 million was accrued and unpaid at September 30, 2022. Approximately $19.5 million of that expense was due to the recognition in earnings of the Company’s cumulative translation adjustment related to the Russian ruble, which was previously reported as a component of Stockholders’ Equity. The financial contribution to the Company from its business related to Russia was not material.

On June 8, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, which was paid on July 22, 2022 to stockholders of record as of July 6, 2022. As of September 30, 2022, accrued and unpaid dividends totaled $22.0 million and were classified within other accrued expenses on the consolidated balance sheet.

17.         Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the years ended September 30, 2022, 2021 and 2020 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2019	$(302.7)	$(548.7)	$(12.8)	$(864.2)
Other comprehensive loss before reclassification	(72.5)	(18.6)	(5.3)	(96.4)
Amounts reclassified from accumulated other comprehensive loss	32.4	—	9.5	41.9
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive income (loss) before reclassification	14.6	(12.8)	0.8	2.6
Amounts reclassified from accumulated other comprehensive loss	12.0	—	3.7	15.7
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	89.9	(238.7)	37.9	(110.9)
Amounts reclassified from accumulated other comprehensive loss	9.0	19.5	3.1	31.6
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2022 and 2021, these outstanding standby letters of credit totaled $640.3 million and $478.5 million, respectively. As of September 30, 2022, the Company had $427.4 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At September 30, 2022, the Company was contingently liable in the amount of approximately $644.7 million in issued standby letters of credit and $4.4 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At September 30, 2022, the Company has capital commitments of $13.2 million to the Fund over the next 6 years.

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

19.         Reportable Segments and Geographic Information

The Company’s reportable segments are presented according to their geographic regions and business activities. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to commercial and government clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to commercial and government clients in Europe, the Middle East, India, Africa, and the Asia-Australia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Fiscal Year Ended September 30, 2022:
Revenue	$9,939.3	$3,206.7	$2.2	$—	$13,148.2
Gross profit	639.9	205.9	2.2	—	848.0
Equity in earnings of joint ventures	13.9	15.3	24.4	—	53.6
General and administrative expenses	—	—	(12.6)	(134.7)	(147.3)
Restructuring costs	—	—	—	(107.5)	(107.5)
Operating income	653.8	221.2	14.0	(242.2)	646.8
Segment assets	7,232.2	2,467.9	264.9	1,095.3
Gross profit as a % of revenue	6.4%	6.4%	—	—	6.4%

Fiscal Year Ended September 30, 2021:
Revenue	$10,226.3	$3,112.6	$2.0	$—	$13,340.9
Gross profit	631.6	164.8	2.0	—	798.4
Equity in earnings of joint ventures	11.4	12.2	11.4	—	35.0
General and administrative expenses	—	—	(11.1)	(143.9)	(155.0)
Restructuring costs	—	—	—	(48.8)	(48.8)
Operating income	643.0	177.0	2.3	(192.7)	629.6
Segment assets	7,204.6	2,764.5	234.6	1,390.9
Gross profit as a % of revenue	6.2%	5.3%	—	—	6.0%

Fiscal Year Ended September 30, 2020:
Revenue	$10,131.5	$3,101.7	$6.8	$—	$13,240.0
Gross profit	580.5	122.2	6.9	—	709.6
Equity in earnings of joint ventures	19.8	14.3	14.7	—	48.8
General and administrative expenses	—	—	(8.6)	(180.0)	(188.6)
Restructuring costs	—	—	—	(188.3)	(188.3)
Operating income	600.3	136.5	13.0	(368.3)	381.5
Segment assets	8,104.4	2,454.0	198.0	1,625.8
Gross profit as a % of revenue	5.7%	3.9%	—	—	5.4%

Geographic Information:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
Long-Lived Assets	2022	2021	2020

	(in millions)
Americas	$3,906.7	$3,922.8	$3,733.2
Europe, Middle East, India, Africa	763.6	872.3	875.8
Asia-Australia-Pacific	362.1	405.0	375.3
Total	$5,032.4	$5,200.1	$4,984.3

Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20.         Major Clients

No single client accounted for 10% or more of the Company’s revenue in any of the past five fiscal years. Approximately 6%, 8%, and 8% of the Company’s revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2022, 2021 and 2020, respectively.

21.         Quarterly Financial Information—Unaudited

In the opinion of management, the following unaudited quarterly data reflects all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

	First	Second	Third	Fourth
Fiscal Year 2022:	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Revenue	$3,266.7	$3,213.7	$3,241.7	$3,426.1
Cost of revenue	3,066.5	3,003.7	3,021.2	3,208.8
Gross profit	200.2	210.0	220.5	217.3

Equity in earnings of joint ventures	7.9	12.0	7.5	26.2
General and administrative expenses	(36.4)	(37.2)	(32.8)	(40.9)
Restructuring costs	(3.4)	(73.3)	(12.2)	(18.6)
Income from operations	168.3	111.5	183.0	184.0

Other income	2.9	3.3	4.3	3.6
Interest expense	(25.4)	(24.2)	(27.4)	(33.2)
Income from continuing operations before taxes	145.8	90.6	159.9	154.4
Income tax expense for continuing operations	22.6	36.0	44.5	33.0
Net income from continuing operations	123.2	54.6	115.4	121.4
Net loss from discontinued operations	(62.0)	(6.0)	(3.5)	(8.4)
Net income	61.2	48.6	111.9	113.0

Net income attributable to noncontrolling interests from continuing operations	(5.4)	(5.6)	(8.5)	(6.0)
Net loss (income) attributable to noncontrolling interests from discontinued operations	5.7	(1.4)	(1.5)	(1.4)
Net loss (income) attributable to noncontrolling interests	0.3	(7.0)	(10.0)	(7.4)

Net income attributable to AECOM from continuing operations	117.8	49.0	106.9	115.4
Net loss attributable to AECOM from discontinued operations	(56.3)	(7.4)	(5.0)	(9.8)
Net income attributable to AECOM	$61.5	$41.6	$101.9	$105.6

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.83	$0.35	$0.76	$0.83
Basic discontinued operations per share	$(0.40)	$(0.06)	$(0.04)	$(0.07)
Basic earnings per share	$0.43	$0.29	$0.72	$0.76

Diluted continuing operations per share	$0.81	$0.34	$0.75	$0.82
Diluted discontinued operations per share	$(0.38)	$(0.05)	$(0.03)	$(0.07)
Diluted earnings per share	$0.43	$0.29	$0.72	$0.75

Weighted average shares outstanding:
Basic	141.8	141.1	140.6	139.6
Diluted	144.6	142.6	142.2	141.3

	First	Second	Third	Fourth
Fiscal Year 2021:	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share data)
Revenue	$3,313.2	$3,265.5	$3,408.4	$3,353.8
Cost of revenue	3,128.8	3,070.3	3,206.8	3,136.6
Gross profit	184.4	195.2	201.6	217.2

Equity in earnings of joint ventures	8.2	7.2	8.2	11.4
General and administrative expenses	(38.4)	(36.0)	(36.3)	(44.3)
Restructuring costs	(13.0)	(8.8)	(13.0)	(14.0)
Income from operations	141.2	157.6	160.5	170.3

Other income	3.9	3.5	4.5	5.7
Interest expense	(30.7)	(32.8)	(149.0)	(25.9)
Income from continuing operations before taxes	114.4	128.3	16.0	150.1
Income tax expense (benefit) for continuing operations	25.6	35.1	(17.8)	46.1
Net income from continuing operations	88.8	93.2	33.8	104.0
Net loss from discontinued operations	(55.8)	(47.9)	(15.4)	2.3
Net income	33.0	45.3	18.4	106.3

Net income attributable to noncontrolling interests from continuing operations	(5.4)	(4.9)	(5.9)	(8.9)
Net income attributable to noncontrolling interests from discontinued operations	(1.5)	(1.0)	(1.0)	(1.2)
Net income attributable to noncontrolling interests	(6.9)	(5.9)	(6.9)	(10.1)

Net income attributable to AECOM from continuing operations	83.4	88.3	27.9	95.1
Net (loss) income attributable to AECOM from discontinued operations	(57.3)	(48.9)	(16.4)	1.1
Net income attributable to AECOM	$26.1	$39.4	$11.5	$96.2
Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.55	$0.60	$0.19	$0.66
Basic discontinued operations per share	$(0.38)	$(0.33)	$(0.11)	$0.01
Basic earnings per share	$0.17	$0.27	$0.08	$0.67

Diluted continuing operations per share	$0.54	$0.59	$0.19	$0.65
Diluted discontinued operations per share	$(0.37)	$(0.33)	$(0.11)	$0.01
Diluted earnings per share	$0.17	$0.26	$0.08	$0.66

Weighted average shares outstanding:
Basic	151.4	147.8	146.1	143.8
Diluted	153.7	149.5	148.9	146.6

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at	Additions		Other and	Balance at
	Beginning	Charged to Cost		Foreign	the End of
	of Year	of Revenue	Deductions(a)	Exchange Impact	the Year
Allowance for Doubtful Accounts
Fiscal Year 2022	$92.8	$43.9	$(29.6)	$(3.1)	$104.0
Fiscal Year 2021	$77.9	$29.1	$(14.9)	$0.7	$92.8
Fiscal Year 2020	$56.5	$37.6	$(16.4)	$0.2	$77.9
(a)	Primarily relates to accounts written-off and recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2022 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2022. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2022 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company expects to incur restructuring costs of approximately $30 million to $40 million in fiscal year 2023 primarily related to ongoing actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for the restructuring are expected to be approximately $30 million to $40 million.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2022 year end.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2022 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plans” of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2022 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2022 year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2022 year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)	The Company’s Consolidated Financial Statements at September 30, 2022 and 2021 and for each of the three years in the period ended September 30, 2022 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.
(2)	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2022, 2021 and 2020.
(3)	See Exhibits and Index to Exhibits, below.
(b)	Exhibits.

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/2014
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Amended and Restated Bylaws.	8-K	3.2	11/15/2018
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Description of Registrant’s Securities.	10-K	4.2	11/19/2020
4.3	Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.4	First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.3	3/14/2018
4.5	Second Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	10-Q	10.2	5/6/2020
4.6	Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.7	Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.8	Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.9	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/2016
4.10	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.11	Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.12	Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer.	10-K	4.21	11/13/2018
4.13	Amendment No. 7 to Credit Agreement, dated as of January 28, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A, as administrative agent.	8-K	10.1	2/3/2020
4.14	Amendment No. 8 to the Credit Agreement, dated as of May 1, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as of administrative agent.	10-Q	10.3	5/6/2020
4.15	2021 Refinancing Amendment to Credit Agreement, dated as of February 8, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	10-Q	10.2	2/10/2021
4.16	Amendment No. 10 to Credit Agreement, dated as of April 13, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	4/13/2021

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.17	Amendment No. 11 to Credit Agreement, dated as of June 25, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	6/25/2021
10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives.	10-Q	10.1	2/7/2018
10.3#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.4#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.5#	Form of Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012
10.6#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.7#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.8#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/2016
10.9#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/2016
10.10#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/2016
10.11#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/2016
10.12#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria.	8-K	10.1	12/15/2016
10.13#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.14#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.15#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.16#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.17#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.18#	AECOM Amended and Restated Employee Stock Purchase Plan.	DEF 14A	Annex A	1/23/2019
10.19#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2019).	10-Q	10.1	2/6/2019
10.20#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2020).	10-Q	10.1	2/5/2020

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.21	Agreement, dated as of November 22, 2019, by and among AECOM and Starboard Value LP and the other parties set forth therein.	8-K	10.1	11/22/2019
10.23#	AECOM 2020 Stock Incentive Plan.	DEF 14A	Annex A	1/23/2020
10.24#	Letter Agreement between AECOM and W. Troy Rudd dated June 13, 2020.	10-Q	10.1	8/5/2020
10.25#	Letter Agreement between AECOM and Lara Poloni dated June 13, 2020.	10-Q	10.2	8/5/2020
10.26#	Senior Leadership Severance Plan.	10-Q	10.3	8/5/2020
10.27#	Employment Agreement, dated October 19, 2020, by and between AECOM Australia Pty Ltd and Lara Poloni.	10-K	10.33	11/19/2020
10.30#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2021)	10-Q	10.1	2/10/21
21.1	Subsidiaries of AECOM.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Inline XBRL.				X
#	Management contract or compensatory plan or arrangement.
*	Document has been furnished and not filed.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

By:	/s/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer
(Principal Financial Officer)
Date:	November 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. TROY RUDD W. Troy Rudd	Chief Executive Officer (Principal Executive Officer)	November 16, 2022

/s/ GAURAV KAPOOR Gaurav Kapoor	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	November 16, 2022

/s/ BRADLEY W. BUSS Bradley W. Buss	Director	November 16, 2022

/s/ ROBERT G. CARD Robert G. Card	Director	November 16, 2022

/s/ DIANE C. CREEL	Director	November 16, 2022
Diane C. Creel

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	November 16, 2022

/s/ KRISTY PIPES Kristy Pipes	Director	November 16, 2022

/s/ DOUGLAS W. STOTLAR	Director (Chairman)	November 16, 2022
Douglas W. Stotlar

/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director	November 16, 2022

/s/ SANDER VAN’T NOORDENDE	Director	November 16, 2022
Sander van’t Noordende

/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 16, 2022