Form 10-Q
period 2022-12-31
AECOM
filed 2023-02-07
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 3, 2023, 138,950,262 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	December 31,	September 30,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$980,203	$972,661
Cash in consolidated joint ventures	180,147	199,548
Total cash and cash equivalents	1,160,350	1,172,209
Accounts receivable—net	2,433,302	2,317,812
Contract assets	1,488,926	1,405,299
Prepaid expenses and other current assets	784,814	759,402
Current assets held for sale	72,588	79,000
Income taxes receivable	87,487	89,088
TOTAL CURRENT ASSETS	6,027,467	5,822,810
PROPERTY AND EQUIPMENT—NET	438,808	428,239
DEFERRED TAX ASSETS—NET	293,987	284,154
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	376,951	354,983
GOODWILL	3,424,704	3,380,761
INTANGIBLE ASSETS—NET	31,290	35,552
OTHER NON-CURRENT ASSETS	256,025	293,043
OPERATING LEASE RIGHT-OF-USE ASSETS	556,438	539,773
TOTAL ASSETS	$11,405,670	$11,139,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,584	$5,032
Accounts payable	1,987,306	2,027,314
Accrued expenses and other current liabilities	2,196,731	2,181,408
Income taxes payable	55,334	46,336
Contract liabilities	1,222,358	1,051,258
Current liabilities held for sale	43,035	49,249
Current portion of long-term debt	48,370	43,574
TOTAL CURRENT LIABILITIES	5,557,718	5,404,171
OTHER LONG-TERM LIABILITIES	142,995	135,795
OPERATING LEASE LIABILITIES, NON-CURRENT	606,865	595,308
LONG-TERM LIABILITIES HELD FOR SALE	271	200
DEFERRED TAX LIABILITY-NET	14,065	9,224
PENSION BENEFIT OBLIGATIONS	236,129	232,552
LONG-TERM DEBT	2,154,734	2,156,686
TOTAL LIABILITIES	8,712,777	8,533,936

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of December 31, 2022 and September 30, 2022; issued and outstanding 138,953,354 and 138,933,907 shares as of December 31, 2022 and September 30, 2022, respectively	1,390	1,389
Additional paid-in capital	4,161,716	4,156,594
Accumulated other comprehensive loss	(918,361)	(979,675)
Accumulated deficits	(689,111)	(701,654)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,555,634	2,476,654
Noncontrolling interests	137,259	128,725
TOTAL STOCKHOLDERS’ EQUITY	2,692,893	2,605,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,405,670	$11,139,315

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	$3,382,355	$3,266,716
Cost of revenue	3,167,367	3,066,512
Gross profit	214,988	200,204

Equity in earnings of joint ventures	9,829	7,950
General and administrative expenses	(35,612)	(36,501)
Restructuring costs	(37,459)	(3,371)
Income from operations	151,746	168,282

Other income	7,870	2,874
Interest expense	(36,700)	(25,383)
Income from continuing operations before taxes	122,916	145,773
Income tax expense for continuing operations	25,765	22,556
Net income from continuing operations	97,151	123,217
Net loss from discontinued operations	(388)	(61,940)
Net income	96,763	61,277

Net income attributable to noncontrolling interests from continuing operations	(9,644)	(5,456)
Net loss attributable to noncontrolling interests from discontinued operations	826	5,727
Net (income) loss attributable to noncontrolling interests	(8,818)	271

Net income attributable to AECOM from continuing operations	87,507	117,761
Net income (loss) attributable to AECOM from discontinued operations	438	(56,213)
Net income attributable to AECOM	$87,945	$61,548

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.63	$0.83
Basic discontinued operations per share	$—	$(0.40)
Basic earnings per share	$0.63	$0.43

Diluted continuing operations per share	$0.62	$0.81
Diluted discontinued operations per share	$0.01	$(0.38)
Diluted earnings per share	$0.63	$0.43

Weighted average shares outstanding:
Basic	138,687	141,778
Diluted	140,642	144,637

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended
	December 31,	December 31,
	2022	2021
Net income	$96,763	$61,277

Other comprehensive income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(1,817)	3,549
Foreign currency translation adjustments	78,124	(5,197)
Pension adjustments, net of tax	(14,847)	2,733
Other comprehensive income, net of tax	61,460	1,085
Comprehensive income, net of tax	158,223	62,362
Noncontrolling interests in comprehensive (income) loss of consolidated subsidiaries, net of tax	(8,964)	391
Comprehensive income attributable to AECOM, net of tax	$149,259	$62,753

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	87,945	87,945	8,818	96,763
Dividends declared	—	—	—	(25,398)	(25,398)	—	(25,398)
Other comprehensive income	—	—	61,314	—	61,314	146	61,460
Issuance of stock	10	13,226	—	—	13,236	—	13,236
Repurchases of stock	(9)	(19,997)	—	(50,004)	(70,010)	—	(70,010)
Stock-based compensation	—	11,893	—	—	11,893	—	11,893
Contributions from noncontrolling interests	—	—	—	—	—	672	672
Distributions to noncontrolling interests	—	—	—	—	—	(1,102)	(1,102)
BALANCE AT DECEMBER 31, 2022	$1,390	$4,161,716	$(918,361)	$(689,111)	$2,555,634	$137,259	$2,692,893

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	61,548	61,548	(271)	61,277
Dividends declared	—	—	—	(21,506)	(21,506)	—	(21,506)
Other comprehensive income (loss)	—	—	1,205	—	1,205	(120)	1,085
Issuance of stock	19	9,430	—	—	9,449	—	9,449
Repurchases of stock	(38)	(49,452)	—	(212,818)	(262,308)	—	(262,308)
Stock-based compensation	—	9,814	—	—	9,814	—	9,814
Other transactions with noncontrolling interests	—	—	—	—	—	(153)	(153)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(998)	(998)
BALANCE AT DECEMBER 31, 2021	$1,413	$4,085,333	$(899,172)	$(676,902)	$2,510,672	$115,567	$2,626,239

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,763	$61,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,597	41,373
Equity in earnings of unconsolidated joint ventures	(8,089)	(4,600)
Distribution of earnings from unconsolidated joint ventures	20,711	10,287
Non-cash stock compensation	11,893	9,814
Loss on sale of discontinued operations	—	42,095
Foreign currency translation	10,588	280
Other	1,237	2,254
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(215,776)	88,131
Prepaid expenses and other assets	(21,956)	30,377
Accounts payable	(52,192)	(54,711)
Accrued expenses and other current liabilities	34,092	89,260
Contract liabilities	171,100	(46,832)
Other long-term liabilities	28,046	(74,150)
Net cash provided by operating activities	120,014	194,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for sale of discontinued operations, including cash disposed	—	(18,149)
Investment in unconsolidated joint ventures	(12,198)	(6,027)
Return of investment in unconsolidated joint ventures	718	1,602
Proceeds from sale of investments	2,526	6,122
Proceeds from disposal of property and equipment	85	546
Payments for capital expenditures	(36,369)	(32,665)
Net cash used in investing activities	(45,238)	(48,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	735,301	441,013
Repayments of borrowings under credit agreements	(746,428)	(459,675)
Dividends paid	(20,796)	—
Proceeds from issuance of common stock	8,620	8,366
Payments to repurchase common stock	(70,010)	(262,308)
Net distributions to noncontrolling interests	(430)	(996)
Other financing activities	2,363	(15,303)
Net cash used in financing activities	(91,380)	(288,903)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,513	(790)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,091)	(143,409)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,176,772	1,234,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,162,681	1,091,383
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(2,331)	(8,990)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,160,350	$1,082,393

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2022 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report.

The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023.

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

In October 2021, the FASB issued final guidance to companies that apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance creates an exception to the general requirement to measure acquired assets and liabilities at fair value on the acquisition date. Under this exception, an acquirer applies ASC 606 to recognize and measure contract assets and contract liabilities on the acquisition date. The Company adopted the new guidance starting on October 1, 2022 on a prospective basis, and the revised guidance will be applied to any business combinations the Company undertakes.

3.    Discontinued Operations, Goodwill and Intangible Assets

In the first quarter of fiscal 2020, management approved a plan to dispose of via sale the Company’s self-perform at-risk construction businesses. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its self-perform at-risk construction businesses met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that would have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB ASC 205-20. Accordingly, the financial results of the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented.

The Company completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. In the first quarter of fiscal 2022, the Company recorded an additional $40.0 million loss primarily related to revisions of estimates for its working capital obligation to be paid and a contingent consideration receivable. Under the terms of the sale agreement, the Company made the required cash payments and delivered the cash and cash equivalents, including cash in consolidated joint ventures, on the balance sheet at closing. As a result, the Company recorded the net cash impact of the sale as a use of cash in the investing section of its statement of cash flows.

On January 28, 2022, the Company completed the sale of its oil and gas construction business to affiliates of Graham Maintenance Services LP for a purchase price of $14 million, subject to cash, debt and working capital adjustments. The Company recorded a pre-tax gain of approximately $3.0 million on the sale, net of transaction costs.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	December 31,	September 30,
	2022	2022

Cash and cash equivalents	$2.3	$4.6
Receivables and contract assets	62.3	66.2
Other	8.0	8.2
Current assets held for sale	$72.6	$79.0

Property and equipment, net	$12.0	$8.0
Write-down of assets to fair value less cost to sell	(12.0)	(8.0)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$43.0	$49.2
Other	—	—
Current liabilities held for sale	$43.0	$49.2

Long-term liabilities held for sale	$0.3	$0.2

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended
	December 31,	December 31,
	2022	2021

Revenue	$41.7	$127.1
Cost of revenue	40.3	145.3
Gross profit (loss)	1.4	(18.2)
Equity in earnings of joint ventures	(1.7)	(3.4)
Loss on disposal activities	—	(42.1)
Transaction costs	(0.2)	(2.3)
Loss from operations	(0.5)	(66.0)
Interest expense	—	(0.1)
Loss before taxes	(0.5)	(66.1)
Income tax benefit	(0.1)	(4.1)
Net loss from discontinuing operations	$(0.4)	$(62.0)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended
	December 31,	December 31,
	2022	2021

Payments for capital expenditures	$(4.0)	$(0.9)

The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2022 were as follows:

		Foreign
	September 30,	Exchange	December 31,
	2022	Impact	2022

	(in millions)
Americas	$2,610.7	$3.5	$2,614.2
International	770.1	40.4	810.5
Total	$3,380.8	$43.9	$3,424.7

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2022 and September 30, 2022, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2022			September 30, 2022
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Customer relationships	$663.4	$(632.1)	$31.3	$663.0	$(627.4)	$35.6	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $4.7 million for the three months ended December 31, 2022 and 2021. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2023 and for the succeeding years:

Fiscal Year	(in millions)
2023 (nine months remaining)	$13.5
2024	17.2
2025	0.6
Total	$31.3

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the three months ended December 31, 2022 and 2021 were $1.8 billion and $1.7 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended
	December 31,	December 31,
	2022	2021

	(in millions)
Cost reimbursable	$1,514.9	$1,307.6
Guaranteed maximum price	1,088.2	1,067.7
Fixed price	779.3	891.4
Total revenue	$3,382.4	$3,266.7

	Three months ended
	December 31,	December 31,
	2022	2021

	(in millions)
Americas	$2,579.6	$2,464.2
Europe, Middle East, India, Africa	448.0	440.9
Asia-Australia-Pacific	354.8	361.6
Total revenue	$3,382.4	$3,266.7

As of December 31, 2022, the Company had allocated $22.5 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $423.0 million and $466.2 million during the three months ended December 31, 2022 and 2021, respectively, that was included in contract liabilities as of September 30, 2022 and 2021, respectively.

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

Net accounts receivable consisted of the following:

	December 31,	September 30,
	2022	2022

	(in millions)
Billed	$2,027.1	$1,931.4
Contract retentions	484.5	490.4
Total accounts receivable—gross	2,511.6	2,421.8
Allowance for doubtful accounts and credit losses	(78.3)	(104.0)
Total accounts receivable—net	$2,433.3	$2,317.8

Substantially all contract assets as of December 31, 2022 and September 30, 2022 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $110 million as of both December 31, 2022 and September 30, 2022. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2022 and September 30, 2022.

The Company sold trade receivables to financial institutions, of which $245.9 million and $240.3 million were outstanding as of December 31, 2022 and September 30, 2022, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	December 31,
	2022	September 30,
	(unaudited)	2022

	(in millions)
Current assets	$672.0	$630.8
Non-current assets	74.3	73.8
Total assets	$746.3	$704.6

Current liabilities	$604.1	$530.6
Non-current liabilities	1.5	1.5
Total liabilities	605.6	532.1
Total AECOM equity	16.1	56.7
Noncontrolling interests	124.6	115.8
Total owners’ equity	140.7	172.5
Total liabilities and owners’ equity	$746.3	$704.6

Total revenue of the consolidated joint ventures was $484.8 million and $301.2 million for the three months ended December 31, 2022 and 2021, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	December 31,	September 30,
	2022	2022

	(in millions)
Current assets	$1,223.6	$1,279.4
Non-current assets	1,159.7	1,128.7
Total assets	$2,383.3	$2,408.1

Current liabilities	$689.1	$751.4
Non-current liabilities	522.1	521.3
Total liabilities	1,211.2	1,272.7
Joint ventures’ equity	1,172.1	1,135.4
Total liabilities and joint ventures’ equity	$2,383.3	$2,408.1

AECOM’s investment in unconsolidated joint ventures	$377.0	$355.0

	Three Months Ended
	December 31,	December 31,
	2022	2021

	(in millions)
Revenue	$329.5	$416.6
Cost of revenue	293.0	397.7
Gross profit	$36.5	$18.9
Net income	$35.3	$17.3

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31,	December 31,
	2022	2021

	(in millions)
Pass-through joint ventures	$4.2	$6.8
Other joint ventures	5.6	1.1
Total	$9.8	$7.9

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31, 2022		December 31, 2021
	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.1
Interest cost on projected benefit obligation	2.5	11.5	1.2	6.4
Expected return on plan assets	(1.5)	(14.7)	(1.4)	(11.0)
Amortization of net loss/(gain)	0.9	(0.1)	1.4	1.9
Net periodic benefit cost (credit)	$1.9	$(3.2)	$1.2	$(2.6)

The total amounts of employer contributions paid for the three months ended December 31, 2022 were $2.5 million for U.S. plans and $4.8 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2023 are $6.2 million for U.S. plans and $18.0 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	December 31,	September 30,
	2022	2022

	(in millions)
Credit Agreement	$1,138.9	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	89.6	84.0
Total debt	2,225.8	2,224.6
Less: Current portion of debt and short-term borrowings	(53.0)	(48.6)
Less: Unamortized debt issuance costs	(18.1)	(19.3)
Long-term debt	$2,154.7	$2,156.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2022:

Fiscal Year
2023 (nine months remaining)	$41.5
2024	74.4
2025	43.2
2026	406.0
2027	1,004.8
Thereafter	655.9
Total	$2,225.8

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

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Company’s consolidated leverage ratio was 2.20 to 1.00 at December 31, 2022. As of December 31, 2022, the Company was in compliance with the covenants of the Credit Agreement.

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

At December 31, 2022 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s Revolving Credit Facility. As of December 31, 2022 and September 30, 2022, the Company had $1,145.6 million and $1,145.6 million, respectively, available under its revolving credit facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of December 31, 2022, the estimated fair value of the 2027 Senior Notes was approximately $959.9 million. The fair value of the 2027 Senior Notes as of December 31, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of December 31, 2022.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2022 and September 30, 2022, these outstanding standby letters of credit totaled $871.1 million and $640.3 million, respectively. As of December 31, 2022, the Company had $425.0 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the three months ended December 31, 2022 and 2021 was 5.1% and 3.4%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2022 and 2021 of $1.2 million and $1.2 million, respectively.

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

December 31, 2022
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	200.0	2.60%	March 2018	February 2023
USD	400.0	1.349%	February 2023	March 2028

September 30, 2022
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	200.0	2.60%	March 2018	February 2023
USD	400.0	1.349%	February 2023	March 2028

In the fourth quarter of fiscal 2021, the Company entered into new interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. The new swaps became effective February 2023 and terminate in March 2028. By entering into the swap agreements, the Company converted a portion of the LIBOR rate-based liability into a fixed rate liability. The Company will pay a fixed rate of 1.349% and receive payment at the prevailing one-month LIBOR.

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

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2022 and 2021.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on December 31, 2022 and were $14.6 million, and $34.1 million, respectively. The fair values of the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2022 were $9.4 million and $41.8 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as LIBOR or SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the three months ended December 31, 2022 and 2021. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Restricted stock units and PEP units activity for the three months ended December 31 was as follows:

	2022				2021
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Restricted	Grant-Date		Grant-Date	Restricted	Grant-Date		Grant-Date
	Stock Units	Fair Value	PEP Units	Fair Value	Stock Units	Fair Value	PEP Units	Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	1.0	$53.05	0.7	$60.60	1.3	$38.88	1.2	$37.22
Granted	0.3	$83.60	0.2	$94.65	0.3	$74.70	0.3	$85.48
PEP units earned	—	$—	0.2	$43.19	—	$—	0.6	$27.90
Vested	(0.4)	$43.44	(0.4)	$43.19	(0.5)	$27.63	(1.3)	$27.89
Outstanding at December 31,	0.9	$65.61	0.7	$75.73	1.1	$52.52	0.8	$60.15

Total compensation expense related to these share-based payments including stock options was $11.9 million and $9.8 million during the three months ended December 31, 2022 and 2021, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2022 and September 30, 2022 was $71.7 million and $45.9 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 21.0% and 15.5% for the three months ended December 31, 2022 and 2021, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three-month period ended December 31, 2022 were a tax benefit of $8.6 million related to income tax credits and incentives and tax expense of $8.5 million related to foreign residual income. These items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three-month period ended December 31, 2021 were a tax benefit of $21.9 million related to changes in valuation allowances, tax expense of $16.1 million primarily related to changes in foreign uncertain tax positions, a tax benefit of $13.3 million related to income tax credits and incentives, and a tax expense of $11.6 million related to foreign residual income.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2022 and 2021, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2022	2021

	(in millions)
Denominator for basic earnings per share	138.7	141.8
Potential common shares	1.9	2.8
Denominator for diluted earnings per share	140.6	144.6

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

The components of lease expenses are as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021

	(in millions)
Operating lease cost	$41.5	$44.1
Finance lease cost
Amortization of right-of-use assets	5.1	4.1
Interest on lease liabilities	0.6	0.5
Variable lease cost	7.9	8.1
Total lease cost	$55.1	$56.8

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	December 31, 2022	September 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$556.4	$539.8
Finance lease assets	Property and equipment – net	56.2	49.4
Total lease assets		$612.6	$589.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$144.9	$145.6
Finance lease liabilities	Current portion of long-term debt	20.4	18.1
Total current lease liabilities		165.3	163.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	606.9	595.3
Finance lease liabilities	Long-term debt	36.3	32.0
Total non-current lease liabilities		$643.2	$627.3

	As of	As of
	December 31, 2022	September 30, 2022
Weighted average remaining lease term (in years):
Operating leases	6.6	6.5
Finance leases	3.1	3.1
Weighted average discount rates:
Operating leases	4.1%	4.0%
Finance leases	3.9%	3.8%

Additional cash flow information related to leases is as follows:

	Three Months Ended
	December 31,	December 31,
	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49.0	$50.8
Operating cash flows from finance leases	0.6	0.5
Financing cash flows from finance leases	5.4	4.3
Right-of-use assets obtained in exchange for new operating leases	26.9	14.7
Right-of-use assets obtained in exchange for new finance leases	10.8	7.9

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2023 (nine months remaining)	$131.2	$16.7
2024	155.1	20.2
2025	130.1	14.4
2026	102.2	7.5
2027	78.1	1.3
Thereafter	264.0	0.1
Total lease payments	$860.7	$60.2
Less: Amounts representing interest	$(108.9)	$(3.5)
Total lease liabilities	$751.8	$56.7

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2022	2022

	(in millions)
Accrued salaries and benefits	$591.1	$602.2
Accrued contract costs	1,253.7	1,246.0
Other accrued expenses	351.9	333.2
Total	$2,196.7	$2,181.4

Accrued contract costs above include balances related to professional liability accruals of $725.4 million and $713.6 million as of December 31, 2022 and September 30, 2022, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2022 and September 30, 2022. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the three months ended December 31, 2022 and 2021. During the first three months of fiscal 2023, the Company incurred restructuring expenses of $37.5 million, including personnel and other costs of $36.2 million and real estate costs of $1.3 million, of which $32.6 million was accrued and unpaid at December 31, 2022. During the first three months of fiscal 2022, the Company incurred restructuring expenses of $3.4 million, including personnel and other costs of $2.2 million and real estate costs of $1.2 million, of which $0.3 million was accrued and unpaid at December 31, 2021.

On November 17, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, which was paid on January 20, 2023 to stockholders of record as of January 4, 2023. As of December 31, 2022, accrued and unpaid dividends totaled $26.6 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 31, 2022 and 2021 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss)on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive income (loss) before reclassification	(15.4)	77.9	(1.8)	60.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	—	—	0.6
Balances at December 31, 2022	$(232.1)	$(721.4)	$35.1	$(918.4)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	0.3	(5.2)	2.7	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss)	2.5	—	0.9	3.4
Balances at December 31, 2021	$(313.4)	$(585.3)	$(0.5)	$(899.2)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2022 and September 30, 2022, these outstanding standby letters of credit totaled $871.1 million and $640.3 million, respectively. As of December 31, 2022, the Company had $425.0 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At December 31, 2022, the Company was contingently liable in the amount of approximately $875.5 million in issued standby letters of credit and $4.5 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At December 31, 2022, the Company has capital commitments of $12.3 million to the Fund over the next 6 years.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Three Months Ended December 31, 2022:
Revenue	$2,579.3	$802.8	$0.3	$—	$3,382.4
Gross profit	162.9	51.8	0.3	—	215.0
Equity in earnings of joint ventures	0.9	3.3	5.6	—	9.8
General and administrative expenses	—	—	(2.7)	(32.9)	(35.6)
Restructuring costs	—	—	—	(37.5)	(37.5)
Operating income (loss)	$163.8	$55.1	$3.2	$(70.4)	$151.7
Gross profit as a % of revenue	6.3%	6.5%	—	—	6.4%

Three Months Ended December 31, 2021:
Revenue	$2,463.5	$802.4	$0.8	$—	$3,266.7
Gross profit	150.0	49.4	0.8	—	200.2
Equity in earnings of joint ventures	3.2	3.6	1.1	—	7.9
General and administrative expenses	—	—	(3.0)	(33.4)	(36.4)
Restructuring costs	—	—	—	(3.4)	(3.4)
Operating income (loss)	$153.2	$53.0	$(1.1)	$(36.8)	$168.3
Gross profit as a % of revenue	6.1%	6.2%	—	—	6.1%

Reportable Segments:

Total assets
December 31, 2022	$7,323.0	$2,620.1	$305.3	$1,084.7
September 30, 2022	$7,232.2	$2,467.9	$264.9	$1,095.3

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and infrastructure consulting industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; long-term government contracts and subject to uncertainties related to government contract appropriations; governmental agencies may modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; ability to continue payment of dividends; exposure to political and economic risks in different countries, including tariffs; currency exchange rate and interest fluctuations; retaining and recruiting key technical and management personnel; legal claims; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.

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

In September 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At December 31, 2022, we have approximately $527 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our return driven capital allocation policy.

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

We expect to incur restructuring costs of approximately $30 million to $40 million in fiscal 2023, primarily related to ongoing actions that are expected to deliver continued margin improvement and efficiencies. Our estimated restructuring costs include the ongoing exit of certain countries in Southeast Asia, subject to applicable laws, as part of our ongoing plan to evaluate our geographic exposure and reduce our risk profile.

Results of Operations

Three months ended December 31, 2022 compared to the three months ended December 31, 2021

Consolidated Results

	Three Months Ended
	December 31,	December 31,	Change
	2022	2021	$	%

	(in millions)
Revenue	$3,382.4	$3,266.7	$115.7	3.5%
Cost of revenue	3,167.4	3,066.5	100.9	3.3
Gross profit	215.0	200.2	14.8	7.4
Equity in earnings of joint ventures	9.8	7.9	1.9	24.1
General and administrative expenses	(35.6)	(36.4)	0.8	(2.2)
Restructuring costs	(37.5)	(3.4)	(34.1)	1,002.9
Income from operations	151.7	168.3	(16.6)	(9.9)
Other income	7.9	2.9	5.0	172.4
Interest expense	(36.7)	(25.4)	(11.3)	44.5
Income from continuing operations before taxes	122.9	145.8	(22.9)	(15.7)
Income tax expense for continuing operations	25.8	22.6	3.2	14.2
Net income from continuing operations	97.1	123.2	(26.1)	(21.2)
Net loss from discontinued operations	(0.4)	(62.0)	61.6	(99.4)
Net income	96.7	61.2	35.5	58.0
Net income attributable to noncontrolling interests from continuing operations	(9.6)	(5.4)	(4.2)	77.8
Net loss attributable to noncontrolling interests from discontinued operations	0.8	5.7	(4.9)	(86.0)
Net (income) loss attributable to noncontrolling interests	(8.8)	0.3	(9.1)	(3,033.3)
Net income attributable to AECOM from continuing operations	87.5	117.8	(30.3)	(25.7)
Net income (loss) attributable to AECOM from discontinued operations	0.4	(56.3)	56.7	(100.7)
Net income attributable to AECOM	$87.9	$61.5	$26.4	42.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	93.6	93.9
Gross profit	6.4	6.1
Equity in earnings of joint ventures	0.3	0.2
General and administrative expenses	(1.1)	(1.0)
Restructuring costs	(1.1)	(0.1)
Income from operations	4.5	5.2
Other income	0.2	0.1
Interest expense	(1.1)	(0.8)
Income from continuing operations before taxes	3.6	4.5
Income tax expense for continuing operations	0.7	0.7
Net income from continuing operations	2.9	3.8
Net loss from discontinued operations	(0.0)	(1.9)
Net income	2.9	1.9
Net income attributable to noncontrolling interests from continuing operations	(0.3)	(0.2)
Net loss attributable to noncontrolling interests from discontinued operations	0.0	0.2
Net (income) loss attributable to noncontrolling interests	(0.3)	0.0
Net income attributable to AECOM from continuing operations	2.6	3.6
Net income (loss) attributable to AECOM from discontinued operations	0.0	(1.7)
Net income attributable to AECOM	2.6%	1.9%

Revenue

Our revenue for the three months ended December 31, 2022 increased $115.7 million, or 3.5%, to $3,382.4 million as compared to $3,266.7 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2022 was primarily attributable to an increase in our Americas segment of $115.8 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended December 31, 2022 and 2021 were $1.8 billion and $1.7 billion, respectively. Pass-through revenue as a percentage of revenue was 53% and 53% during the three months ended December 31, 2022 and 2021, respectively.

Gross Profit

Our gross profit for the three months ended December 31, 2022 increased $14.8 million, or 7.4%, to $215.0 million as compared to $200.2 million for the corresponding period last year. For the three months ended December 31, 2022, gross profit, as a percentage of revenue, increased to 6.4% from 6.1% in the three months ended December 31, 2021.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended December 31, 2022 was $9.8 million as compared to $7.9 million in the corresponding period last year.

The increase in earnings of joint ventures for the three months ended December 31, 2022 compared to the same period in the prior year was primarily due to increased earnings in our AECOM Capital segment compared to the prior year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended December 31, 2022 decreased $0.8 million, or 2.2%, to $35.6 million as compared to $36.4 million for the corresponding period last year. For the three months ended December 31, 2022, general and administrative expenses, as a percentage of revenue, was 1.1% as compared to 1.0% for the corresponding period last year.

Restructuring Costs

Restructuring expenses are comprised of personnel costs, real estate costs, and costs associated with business exits. During the three months ended December 31, 2022, we incurred total restructuring expenses of $37.5 million, primarily related to costs incurred in preparation for the exit of specific countries in Southeast Asia. During the three months ended December 31, 2021, we incurred restructuring expenses of $3.4 million, primarily related to costs associated with management actions to deliver margin improvement and efficiencies that result in a more agile organization.

Other Income

Our other income for the three months ended December 31, 2022 increased to $7.9 million from $2.9 million for the corresponding period last year.

The increase in other income is primarily due to an increase in interest income compared to the period in the prior year.

Interest Expense

Our interest expense for the three months ended December 31, 2022 was $36.7 million as compared to $25.4 million for the corresponding period last year.

The increase in interest expense for the three months ended December 31, 2022 was primarily due to an increase in interest rates on the variable component of our debt.

Income Tax Expense

Our income tax expense for the three months ended December 31, 2022 was $25.8 million as compared to $22.6 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to changes in valuation allowances providing a tax benefit of $21.9 million and foreign uncertain tax provisions generating a tax expense of $16.1 million in the first quarter of fiscal 2022, offset by the tax impact of lower pre-tax income of $22.9 million.

During the first quarter of fiscal 2022, valuation allowances in the amount of $21.9 million primarily related to net operating losses in certain foreign entities were released due to sufficient positive evidence. The positive evidence included a realignment of our global transfer pricing methodology which resulted in forecasting the utilization of the net operating losses within the foreseeable future.

We regularly integrate and consolidate our business operations and legal entity structure, and such internal initiatives could impact the assessment of uncertain tax positions, indefinite reinvestment assertions and the realizability of deferred tax assets.

Net Loss From Discontinued Operations

During the first quarter of fiscal 2020, management approved a plan to dispose of via sale our self-perform at-risk construction businesses. As a result of these strategic actions, the self-perform at-risk construction businesses were classified as discontinued operations. That classification was applied for all periods presented.

Net loss from discontinued operations was $0.4 million for the three months ended December 31, 2022 and was $62.0 million for the three months ended December 31, 2021, a decrease of $61.6 million. The decrease in net loss from discontinued operations for the three months ended December 31, 2022 was primarily due to losses related to revisions of estimates for our working capital obligations to be paid and contingent consideration receivable related to the civil infrastructure business recorded in the first quarter of fiscal 2022 that did not recur in fiscal 2023.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $87.9 million for the three months ended December 31, 2022 as compared to net income attributable to AECOM of $61.5 million for the three months ended December 31, 2021.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended
	December 31,	December 31,	Change
	2022	2021	$	%

	(in millions)
Revenue	$2,579.3	$2,463.5	$115.8	4.7%
Cost of revenue	2,416.4	2,313.5	102.9	4.4
Gross profit	$162.9	$150.0	$12.9	8.6%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	93.7	93.9
Gross profit	6.3%	6.1%

Revenue

Revenue for our Americas segment for the three months ended December 31, 2022 increased $115.8 million, or 4.7%, to $2,579.3 million as compared to $2,463.5 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2022 was primarily driven by growth in our Americas design business and our construction management business.

Gross Profit

Gross profit for our Americas segment for the three months ended December 31, 2022 increased $12.9 million, or 8.6%, to $162.9 million as compared to $150.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.3% of revenue for the three months ended December 31, 2022 from 6.1% in the corresponding period last year.

The increase in gross profit for the three months ended December 31, 2022 was primarily due to revenue growth, efficient execution, and reduced real estate costs. In addition, underlying revenue excluding pass-through revenues increased.

International

	Three Months Ended
	December 31,	December 31,	Change
	2022	2021	$	%

	(in millions)
Revenue	$802.8	$802.4	$0.4	0.0%
Cost of revenue	751.0	753.0	(2.0)	(0.3)
Gross profit	$51.8	$49.4	$2.4	4.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	93.5	93.8
Gross profit	6.5%	6.2%

Revenue

Revenue for our International segment for the three months ended December 31, 2022 increased $0.4 million, or 0.0%, to $802.8 million as compared to $802.4 million for the corresponding period last year.

The increase in revenue for the three months ended December 31, 2022 was primarily due to increased growth in Middle East and Australia compared to the prior year partially offset by the strengthening of the U.S. dollar as compared to the functional currencies of our foreign operations.

Gross Profit

Gross profit for our International segment for the three months ended December 31, 2022 increased $2.4 million, or 4.9%, to $51.8 million as compared to $49.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.5% of revenue for the three months ended December 31, 2022 from 6.2% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2022 was primarily due to an increase in revenue and reduced costs resulting from country exits, ongoing investments in enterprise capability centers, shared service centers, and digital solutions.

AECOM Capital

	Three Months Ended
	December 31,	December 31,	Change
	2022	2021	$	%

	(in millions)
Revenue	$0.3	$0.8	$(0.5)	(62.5)%
Equity in earnings of joint ventures	$5.6	$1.1	$4.5	409.1
General and administrative expenses	$(2.7)	$(3.0)	$0.3	(10.0)%

Equity in earnings of joint ventures for the three months ended December 31, 2022 increased $4.5 million, or 409.1%, to $5.6 million compared to $1.1 million for the corresponding period last year. The increase was primarily due to monetization of its real estate investments.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2022, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At December 31, 2022, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,162.7 million, a decrease of $14.1 million, or 1.2%, from $1,176.8 million at September 30, 2022. The decrease in cash and cash equivalents was primarily attributable to $70.0 million of cash used to repurchase common stock of which $50.0 million was under the existing Board repurchase authorization.

Net cash provided by operating activities was $120.0 million for the three months ended December 31, 2022 as compared to $194.9 million for the three months ended December 31, 2021. The change was primarily attributable to a decrease in cash provided by working capital of approximately $88.8 million and a decrease in adjustments for non-cash items of approximately $21.6 million, partially offset by an increase in net income of approximately $35.5 million. The sale of trade receivables to financial institutions included in operating cash flows increased $18.4 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $45.2 million for the three months ended December 31, 2022, as compared to $48.6 million for the three months ended December 31, 2021.

Net cash used in financing activities was $91.4 million for the three months ended December 31, 2022 as compared to $288.9 million for the three months ended December 31, 2021. The decrease was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, increased $51.1 million, or 12.2%, to $469.7 million at December 31, 2022 from $418.6 million at September 30, 2022. Net accounts receivable and contract assets, net of contract liabilities, increased to $2,699.9 million at December 31, 2022 from $2,671.9 million at September 30, 2022.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 69 days at December 31, 2022 compared to 68 days at September 30, 2022.

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

Debt

Debt consisted of the following:

	December 31,	September 30,
	2022	2022

	(in millions)
Credit Agreement	$1,138.9	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	89.6	84.0
Total debt	2,225.8	2,224.6
Less: Current portion of debt and short-term borrowings	(53.0)	(48.6)
Less: Unamortized debt issuance costs	(18.1)	(19.3)
Long-term debt	$2,154.7	$2,156.7

The following table presents, in millions, scheduled maturities of the our debt as of December 31, 2022:

Fiscal Year
2023 (nine months remaining)	$41.5
2024	74.4
2025	43.2
2026	406.0
2027	1,004.8
Thereafter	655.9
Total	$2,225.8

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

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). Our consolidated leverage ratio was 2.20 to 1.00 at December 31, 2022. As of December 31, 2022, we were in compliance with the covenants of the Credit Agreement.

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

At December 31, 2022 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under our Revolving Credit Facility. As of December 31, 2022 and September 30, 2022, we had $1,145.6 million and $1,145.6 million, respectively, available under our revolving credit facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of December 31, 2022, the estimated fair value of the 2027 Senior Notes was approximately $959.9 million. The fair value of the 2027 Senior Notes as of December 31, 2022 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of December 31, 2022.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2022 and September 30, 2022, these outstanding standby letters of credit totaled $871.1 million and $640.3 million, respectively. As of December 31, 2022, we had $425.0 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap and interest rate cap agreements, during the three months ended December 31, 2022 and 2021 was 5.1% and 3.4%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2022 and 2021 of $1.2 million and $1.2 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of December 31, 2022, there was approximately $875.5 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2022, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $203.7 million. The total amounts of employer contributions paid for the three months ended December 31, 2022 were $2.5 million for U.S. plans and $4.8 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2022, we contributed $2.9 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2022 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the three months ended December 31, 2022.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of December 31, 2022 and September 30, 2022, and for the three months ended December 31, 2022.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	December 31, 2022	September 30, 2022
Current assets	$2,679.8	$2,645.0
Non-current assets	3,119.0	3,140.3
Total assets	$5,798.8	$5,785.3

Current liabilities	$2,392.1	$2,365.9
Non-current liabilities	2,719.1	2,712.1
Total liabilities	$5,111.2	$5,078.0

Total stockholders’ equity	687.6	707.3
Total liabilities and stockholders’ equity	$5,798.8	$5,785.3

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the three months ended
December 31, 2022
Revenue	$1,566.7

Cost of revenue	1,452.3
Gross profit	114.4

Net income from continuing operations	7.1
Net loss from discontinued operations	—
Net income	$7.1

Net income attributable to AECOM	$7.1

New Accounting Pronouncements and Changes in Accounting

For information regarding recent accounting pronouncements, see Notes to Consolidated Financial Statements included in Part I, Item 1.

Critical Accounting Estimates

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

The Notes to Consolidated Financial Statements in Part II, Item 8 of the 2022 Form 10-K, and “Critical Accounting Estimates” in Part II, Item 7 of the 2022 Form 10-K describe the significant accounting policies and estimates used in the preparation of our consolidated financial statements. We have not materially changed our estimation methodology since the 2022 Form 10-K.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2022 and September 30, 2022, we had $1,138.9 million and $1,143.3 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the three months ended December 31, 2022, our weighted average floating rate borrowings were $1,477.5 million, or $977.5 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2022 would have increased by $2.5 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2022 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company’s repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended December 31, 2022 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs

October 1 - 31, 2022	291,830	$68.55	291,830	$557,055,000
November 1 - 30, 2022	—	—	—	$557,055,000
December 1- 31, 2022	355,277	$84.46	355,277	$527,050,000
Total	647,107	$77.28	647,107

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/20/2020

10.1#*	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2023)				X

10.2#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal Year 2023)				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL				X

# Management contract or compensatory plan or arrangement

* Portions of the exhibit have been omitted as confidential

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 7, 2023	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer