Form 10-Q
period 2023-03-31
AECOM
filed 2023-05-09
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, 138,998,785 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	March 31,	September 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$907,510	$972,661
Cash in consolidated joint ventures	166,005	199,548
Total cash and cash equivalents	1,073,515	1,172,209
Accounts receivable—net	2,427,913	2,317,812
Contract assets	1,604,593	1,405,299
Prepaid expenses and other current assets	755,049	759,402
Current assets held for sale	110,574	79,000
Income taxes receivable	67,499	89,088
TOTAL CURRENT ASSETS	6,039,143	5,822,810
PROPERTY AND EQUIPMENT—NET	429,815	428,239
DEFERRED TAX ASSETS—NET	292,844	284,154
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	387,103	354,983
GOODWILL	3,431,302	3,380,761
INTANGIBLE ASSETS—NET	26,813	35,552
OTHER NON-CURRENT ASSETS	221,356	293,043
OPERATING LEASE RIGHT-OF-USE ASSETS	558,150	539,773
TOTAL ASSETS	$11,386,526	$11,139,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,748	$5,032
Accounts payable	2,043,230	2,027,314
Accrued expenses and other current liabilities	2,153,844	2,181,408
Income taxes payable	43,676	46,336
Contract liabilities	1,177,293	1,051,258
Current liabilities held for sale	62,193	49,249
Current portion of long-term debt	52,281	43,574
TOTAL CURRENT LIABILITIES	5,537,265	5,404,171
OTHER LONG-TERM LIABILITIES	118,057	135,795
OPERATING LEASE LIABILITIES, NON-CURRENT	603,127	595,308
LONG-TERM LIABILITIES HELD FOR SALE	275	200
DEFERRED TAX LIABILITY-NET	9,209	9,224
PENSION BENEFIT OBLIGATIONS	229,527	232,552
LONG-TERM DEBT	2,152,191	2,156,686
TOTAL LIABILITIES	8,649,651	8,533,936

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of March 31, 2023 and September 30, 2022; issued and outstanding 138,724,105 and 138,933,907 shares as of March 31, 2023 and September 30, 2022, respectively	1,387	1,389
Additional paid-in capital	4,176,931	4,156,594
Accumulated other comprehensive loss	(921,087)	(979,675)
Accumulated deficits	(662,891)	(701,654)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,594,340	2,476,654
Noncontrolling interests	142,535	128,725
TOTAL STOCKHOLDERS’ EQUITY	2,736,875	2,605,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,386,526	$11,139,315

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue	$3,490,172	$3,213,658	$6,872,527	$6,480,374
Cost of revenue	3,262,078	3,003,706	6,429,445	6,070,218
Gross profit	228,094	209,952	443,082	410,156

Equity in earnings of joint ventures	7,456	11,919	17,285	19,869
General and administrative expenses	(34,147)	(37,098)	(69,759)	(73,599)
Restructuring costs	(3,973)	(73,292)	(41,432)	(76,663)
Income from operations	197,430	111,481	349,176	279,763

Other income	12,305	3,329	20,175	6,203
Interest expense	(42,372)	(24,173)	(79,072)	(49,556)
Income from continuing operations before taxes	167,363	90,637	290,279	236,410
Income tax expense for continuing operations	41,105	36,011	66,870	58,567
Net income from continuing operations	126,258	54,626	223,409	177,843
Net loss from discontinued operations	(41,775)	(6,113)	(42,163)	(68,053)
Net income	84,483	48,513	181,246	109,790

Net income attributable to noncontrolling interests from continuing operations	(8,089)	(5,592)	(17,733)	(11,048)
Net loss (income) attributable to noncontrolling interests from discontinued operations	221	(1,364)	1,047	4,363
Net income attributable to noncontrolling interests	(7,868)	(6,956)	(16,686)	(6,685)

Net income attributable to AECOM from continuing operations	118,169	49,034	205,676	166,795
Net loss attributable to AECOM from discontinued operations	(41,554)	(7,477)	(41,116)	(63,690)
Net income attributable to AECOM	$76,615	$41,557	$164,560	$103,105

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.85	$0.35	$1.48	$1.18
Basic discontinued operations per share	$(0.30)	$(0.06)	$(0.29)	$(0.45)
Basic earnings per share	$0.55	$0.29	$1.19	$0.73

Diluted continuing operations per share	$0.84	$0.34	$1.46	$1.16
Diluted discontinued operations per share	$(0.29)	$(0.05)	$(0.29)	$(0.44)
Diluted earnings per share	$0.55	$0.29	$1.17	$0.72

Weighted average shares outstanding:
Basic	138,927	141,060	138,807	141,419
Diluted	140,335	142,626	140,489	143,631

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Net income	$84,483	$48,513	$181,246	$109,790

Other comprehensive income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(7,564)	17,087	(9,381)	20,636
Foreign currency translation adjustments	8,627	9,096	86,751	3,899
Pension adjustments, net of tax	(3,672)	9,030	(18,519)	11,763
Other comprehensive (loss) income, net of tax	(2,609)	35,213	58,851	36,298
Comprehensive income, net of tax	81,874	83,726	240,097	146,088
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(7,985)	(7,084)	(16,949)	(6,693)
Comprehensive income attributable to AECOM, net of tax	$73,889	$76,642	$223,148	$139,395

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2022	$1,390	$4,161,716	$(918,361)	$(689,111)	$2,555,634	$137,259	$2,692,893
Net income	—	—	—	76,615	76,615	7,868	84,483
Dividends declared	—	—	—	(25,394)	(25,394)	—	(25,394)
Other comprehensive loss	—	—	(2,726)	—	(2,726)	117	(2,609)
Issuance of stock	1	4,388	—	—	4,389	—	4,389
Repurchases of stock	(4)	(1,875)	—	(25,001)	(26,880)	—	(26,880)
Stock-based compensation	—	12,702	—	—	12,702	—	12,702
Contributions from noncontrolling interests	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	(2,713)	(2,713)
BALANCE AT MARCH 31, 2023	$1,387	$4,176,931	$(921,087)	$(662,891)	$2,594,340	$142,535	$2,736,875

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2021	$1,413	$4,085,333	$(899,172)	$(676,902)	$2,510,672	$115,567	$2,626,239
Net income	—	—	—	41,557	41,557	6,956	48,513
Dividends declared	—	—	—	(21,445)	(21,445)	—	(21,445)
Other comprehensive income	—	—	35,085	—	35,085	128	35,213
Issuance of stock	—	4,154	—	—	4,154	—	4,154
Repurchases of stock	(6)	(487)	—	(49,993)	(50,486)	—	(50,486)
Stock-based compensation	—	11,905	—	—	11,905	—	11,905
Other transactions with noncontrolling interests	—	—	—	—	—	35	35
Distributions to noncontrolling interests	—	—	—	—	—	(4,475)	(4,475)
BALANCE AT MARCH 31, 2022	$1,407	$4,100,905	$(864,087)	$(706,783)	$2,531,442	$118,211	$2,649,653

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	164,560	164,560	16,686	181,246
Dividends declared	—	—	—	(50,792)	(50,792)	—	(50,792)
Other comprehensive income	—	—	58,588	—	58,588	263	58,851
Issuance of stock	11	17,614	—	—	17,625	—	17,625
Repurchases of stock	(13)	(21,872)	—	(75,005)	(96,890)	—	(96,890)
Stock-based compensation	—	24,595	—	—	24,595	—	24,595
Contributions from noncontrolling interests	—	—	—	—	—	676	676
Distributions to noncontrolling interests	—	—	—	—	—	(3,815)	(3,815)
BALANCE AT MARCH 31, 2023	$1,387	$4,176,931	$(921,087)	$(662,891)	$2,594,340	$142,535	$2,736,875

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	103,105	103,105	6,685	109,790
Dividends declared	—	—	—	(42,951)	(42,951)	—	(42,951)
Other comprehensive income	—	—	36,290	—	36,290	8	36,298
Issuance of stock	19	13,584	—	—	13,603	—	13,603
Repurchases of stock	(44)	(49,939)	—	(262,811)	(312,794)	—	(312,794)
Stock-based compensation	—	21,719	—	—	21,719	—	21,719
Other transactions with noncontrolling interests	—	—	—	—	—	(118)	(118)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(5,473)	(5,473)
BALANCE AT MARCH 31, 2022	$1,407	$4,100,905	$(864,087)	$(706,783)	$2,531,442	$118,211	$2,649,653

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,246	$109,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,786	85,176
Equity in earnings of unconsolidated joint ventures	(15,545)	(16,519)
Distribution of earnings from unconsolidated joint ventures	27,126	13,407
Non-cash stock compensation	24,595	21,719
Loss on sale of discontinued operations	40,160	45,586
Foreign currency translation	6,768	14,588
Other	2,615	8,059
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(376,005)	139,651
Prepaid expenses and other assets	24,136	67,791
Accounts payable	31,542	(197,252)
Accrued expenses and other current liabilities	(11,683)	74,731
Contract liabilities	126,035	(62,417)
Other long-term liabilities	(17,321)	(111,082)
Net cash provided by operating activities	131,455	193,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for sale of discontinued operations, including cash disposed	—	(43,690)
Investment in unconsolidated joint ventures	(26,127)	(12,335)
Return of investment in unconsolidated joint ventures	6,352	1,731
Proceeds from sale of investments	4,786	8,312
Proceeds from disposal of property and equipment	256	579
Payments for capital expenditures	(68,819)	(48,489)
Net cash used in investing activities	(83,552)	(93,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,544,751	1,335,742
Repayments of borrowings under credit agreements	(1,564,820)	(1,363,012)
Cash paid for debt issuance costs	—	(155)
Dividends paid	(46,217)	(21,198)
Proceeds from issuance of common stock	12,494	12,034
Proceeds from exercise of stock options	4,112	—
Payments to repurchase common stock	(95,191)	(312,794)
Net distributions to noncontrolling interests	(3,139)	(5,471)
Other financing activities	646	(13,777)
Net cash used in financing activities	(147,364)	(368,631)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,548	1,674
NET DECREASE IN CASH AND CASH EQUIVALENTS	(95,913)	(267,621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,176,772	1,234,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,080,859	967,171
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(7,344)	(2,101)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,073,515	$965,070

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

The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023.

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

2.    New Accounting Pronouncements and Changes in Accounting

In August 2018, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the disclosure requirements of defined benefit pension plans. The amended guidance eliminates certain disclosure requirements that were no longer considered to be cost beneficial. The Company adopted the new guidance starting on October 1, 2021. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

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

In October 2021, the FASB issued final guidance to companies that apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance creates an exception to the general requirement to measure acquired assets and liabilities at fair value on the acquisition date. Under this exception, an acquirer applies ASC 606 to recognize and measure contract assets and contract liabilities on the acquisition date. The Company adopted the new guidance starting on October 1, 2022 on a prospective basis and the revised guidance will be applied to any business combinations the Company undertakes.

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

The Company completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. In the first quarter of fiscal 2022, the Company recorded an additional $40.0 million loss primarily related to revisions of estimates for its working capital obligation to be paid and a contingent consideration receivable. In the second quarter of fiscal 2023, the Company recorded a $38.9 million loss related to a revised estimate of its contingent consideration receivable recognized at the sale. Under the terms of the sale agreement, the Company made the required cash payments and delivered the cash and cash equivalents, including cash in consolidated joint ventures, on the balance sheet at closing. As a result, the Company recorded the net cash impact of the sale as a use of cash in the investing section of its statement of cash flows.

On January 28, 2022, the Company completed the sale of its oil and gas construction business to affiliates of Graham Maintenance Services LP for a purchase price of $14 million, subject to cash, debt and working capital adjustments. The Company recorded a pre-tax gain of approximately $3.0 million on the sale, net of transaction costs.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	March 31,	September 30,
	2023	2022

Cash and cash equivalents	$7.3	$4.6
Receivables and contract assets	103.3	66.2
Other	—	8.2
Current assets held for sale	$110.6	$79.0

Property and equipment, net	$12.5	$8.0
Write-down of assets to fair value less cost to sell	(12.5)	(8.0)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$62.2	$49.2
Current liabilities held for sale	$62.2	$49.2

Long-term liabilities held for sale	$0.3	$0.2

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

Revenue	$58.8	$84.7	$100.5	$211.8
Cost of revenue	62.1	84.3	102.4	229.6
Gross (loss) profit	(3.3)	0.4	(1.9)	(17.8)
Equity in earnings of joint ventures	—	—	(1.7)	(3.4)
Loss on disposal activities	(40.2)	(3.4)	(40.2)	(45.5)
Transaction costs	—	(3.9)	(0.2)	(6.2)
Loss from operations	(43.5)	(6.9)	(44.0)	(72.9)
Interest expense	—	—	—	(0.1)
Loss before taxes	(43.5)	(6.9)	(44.0)	(73.0)
Income tax benefit	(1.7)	(0.9)	(1.8)	(5.0)
Net loss from discontinuing operations	$(41.8)	$(6.0)	$(42.2)	$(68.0)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

Payments for capital expenditures	$0.5	$(0.6)	$4.5	$(1.5)

The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2023 were as follows:

		Foreign
	September 30,	Exchange	March 31,
	2022	Impact	2023

	(in millions)
Americas	$2,610.7	$4.0	$2,614.7
International	770.1	46.5	816.6
Total	$3,380.8	$50.5	$3,431.3

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2023 and September 30, 2022, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2023			September 30, 2022
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Customer relationships	$668.2	$(641.4)	$26.8	$663.0	$(627.4)	$35.6	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue were $9.3 million and $9.5 million for the six months ended March 31, 2023 and 2022, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2023 and for the succeeding years:

Fiscal Year	(in millions)
2023 (six months remaining)	$9.0
2024	17.2
2025	0.6
Total	$26.8

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the six months ended March 31, 2023 and 2022 were $3.6 billion and $3.3 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

	(in millions)
Cost reimbursable	$1,511.3	$1,378.9	$3,026.2	$2,686.5
Guaranteed maximum price	1,151.0	1,004.9	2,239.2	2,072.6
Fixed-price	827.8	829.9	1,607.1	1,721.3
Total revenue	$3,490.1	$3,213.7	$6,872.5	$6,480.4

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

	(in millions)
Americas	$2,630.3	$2,400.5	$5,209.9	$4,864.6
Europe, Middle East, India, Africa	494.1	457.6	942.1	898.5
Asia-Australia-Pacific	365.7	355.6	720.5	717.3
Total revenue	$3,490.1	$3,213.7	$6,872.5	$6,480.4

As of March 31, 2023, the Company had allocated $22.2 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $696.9 million and $458.5 million during the six months ended March 31, 2023 and 2022, respectively, that was included in contract liabilities as of September 30, 2022 and 2021, respectively.

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

Net accounts receivable consisted of the following:

	March 31,	September 30,
	2023	2022

	(in millions)
Billed	$2,040.1	$1,931.4
Contract retentions	464.1	490.4
Total accounts receivable—gross	2,504.2	2,421.8
Allowance for doubtful accounts and credit losses	(76.3)	(104.0)
Total accounts receivable—net	$2,427.9	$2,317.8

Substantially all contract assets as of March 31, 2023 and September 30, 2022 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $140 million as of March 31, 2023 and $110 million as of September 30, 2022. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2023 and September 30, 2022.

The Company sold trade receivables to financial institutions, of which $256.2 million and $240.3 million were outstanding as of March 31, 2023 and September 30, 2022, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	March 31,
	2023	September 30,
	(unaudited)	2022

	(in millions)
Current assets	$721.1	$630.8
Non-current assets	74.1	73.8
Total assets	$795.2	$704.6

Current liabilities	$642.5	$530.6
Non-current liabilities	1.5	1.5
Total liabilities	644.0	532.1
Total AECOM equity	21.1	56.7
Noncontrolling interests	130.1	115.8
Total owners’ equity	151.2	172.5
Total liabilities and owners’ equity	$795.2	$704.6

Total revenue of the consolidated joint ventures was $941.7 million and $627.3 million for the six months ended March 31, 2023 and 2022, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	March 31,	September 30,
	2023	2022

	(in millions)
Current assets	$1,130.7	$1,279.4
Non-current assets	1,158.2	1,128.7
Total assets	$2,288.9	$2,408.1

Current liabilities	$581.1	$751.4
Non-current liabilities	521.8	521.3
Total liabilities	1,102.9	1,272.7
Joint ventures’ equity	1,186.0	1,135.4
Total liabilities and joint ventures’ equity	$2,288.9	$2,408.1

AECOM’s investment in unconsolidated joint ventures	$387.1	$355.0

	Six Months Ended
	March 31,	March 31,
	2023	2022

	(in millions)
Revenue	$642.1	$925.1
Cost of revenue	586.9	888.1
Gross profit	$55.2	$37.0
Net income	$51.9	$34.0

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31,	March 31,
	2023	2022

	(in millions)
Pass-through joint ventures	$14.5	$15.7
Other joint ventures	2.8	4.2
Total	$17.3	$19.9

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended				Six Months Ended
	March 31, 2023		March 31, 2022		March 31, 2023		March 31, 2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.1	$—	$0.2	$—	$0.2
Interest cost on projected benefit obligation	2.4	11.9	1.1	6.3	4.9	23.4	2.3	12.7
Expected return on plan assets	(1.4)	(15.1)	(1.4)	(10.8)	(2.9)	(29.8)	(2.8)	(21.8)
Amortization of net loss (gain)	0.8	(0.2)	1.4	1.8	1.7	(0.3)	2.8	3.7
Settlement loss recognized	—	—	0.2	—	—	—	0.2	—
Net periodic benefit cost (credit)	$1.8	$(3.3)	$1.3	$(2.6)	$3.7	$(6.5)	$2.5	$(5.2)

The total amounts of employer contributions paid for the six months ended March 31, 2023 were $4.0 million for U.S. plans and $12.6 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2023 are $4.8 million for U.S. plans and $11.1 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	March 31,	September 30,
	2023	2022

	(in millions)
Credit Agreement	$1,134.4	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	94.4	84.0
Total debt	2,226.1	2,224.6
Less: Current portion of debt and short-term borrowings	(57.0)	(48.6)
Less: Unamortized debt issuance costs	(16.9)	(19.3)
Long-term debt	$2,152.2	$2,156.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2023:

Fiscal Year
2023 (six months remaining)	$32.2
2024	78.7
2025	45.4
2026	408.1
2027	1,005.7
Thereafter	656.0
Total	$2,226.1

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

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at the Company’s option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to the Company’s CO2 emissions and its percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric. The Credit Agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest. When the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, which will be subject to a spread adjustment.

Some of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Company’s consolidated leverage ratio was 2.20 to 1.00 at March 31, 2023. As of March 31, 2023, the Company was in compliance with the covenants of the Credit Agreement.

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

At March 31, 2023 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s Revolving Credit Facility. As of March 31, 2023 and September 30, 2022, the Company had $1,145.6 million and $1,145.6 million, respectively, available under its revolving credit facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2023, the estimated fair value of the 2027 Senior Notes was approximately $972.4 million. The fair value of the 2027 Senior Notes as of March 31, 2023 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2023.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2023 and September 30, 2022, these outstanding standby letters of credit totaled $860.5 million and $640.3 million, respectively. As of March 31, 2023, the Company had $441.6 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the six months ended March 31, 2023 and 2022 was 5.2% and 3.3%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2023 of $1.2 million and $2.4 million, respectively, and for the three and six months ended March 31, 2022 of $1.2 million and $2.5 million, respectively.

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

March 31, 2023
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

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2023 and 2022.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements included in other current assets, other non-current assets and other current liabilities on March 31, 2023 and were $14.3 million, $25.8 million, and $1.9 million, respectively. The fair values of the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2022 were $9.4 million and $41.8 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as LIBOR or SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2023 and 2022. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Restricted stock units and PEP units activity for the six months ended March 31 was as follows:

	2023				2022
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Restricted	Grant-Date		Grant-Date	Restricted	Grant-Date		Grant-Date
	Stock Units	Fair Value	PEP Units	Fair Value	Stock Units	Fair Value	PEP Units	Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	1.0	$53.05	0.7	$60.60	1.3	$38.88	1.2	$37.22
Granted	0.3	$83.64	0.2	$94.65	0.3	$74.32	0.2	$85.48
PEP units earned	—	$—	0.2	$43.19	—	$—	0.6	$27.90
Vested	(0.4)	$44.95	(0.4)	$43.19	(0.5)	$29.36	(1.3)	$27.89
Outstanding at March 31,	0.9	$65.75	0.7	$75.53	1.1	$53.02	0.7	$60.64

Total compensation expense related to these share-based payments including stock options was $24.6 million and $21.7 million during the six months ended March 31, 2023 and 2022, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2023 and September 30, 2022 was $64.2 million and $45.9 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 23.1% and 24.8% for the six months ended March 31, 2023 and 2022, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2023 were a tax benefit of $23.6 million related to income tax credits and incentives, tax expense of $19.1 million related to foreign residual income, and tax expense of $9.0 million related to state income taxes. These items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2023 and 2022, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

	(in millions)
Denominator for basic earnings per share	138.9	141.1	138.8	141.4
Potential common shares	1.4	1.5	1.7	2.2
Denominator for diluted earnings per share	140.3	142.6	140.5	143.6

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

The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

	(in millions)
Operating lease cost	$41.6	$43.7	$83.1	$87.8
Finance lease cost:
Amortization of right-of-use assets	5.7	4.6	10.8	8.7
Interest on lease liabilities	0.6	0.6	1.2	1.1
Variable lease cost	8.6	8.3	16.5	16.4
Total lease cost	$56.5	$57.2	$111.6	$114.0

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	March 31, 2023	September 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$558.1	$539.8
Finance lease assets	Property and equipment – net	59.4	49.4
Total lease assets		$617.5	$589.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$147.7	$145.6
Finance lease liabilities	Current portion of long-term debt	21.9	18.1
Total current lease liabilities		169.6	163.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	603.1	595.3
Finance lease liabilities	Long-term debt	37.8	32.0
Total non-current lease liabilities		$640.9	$627.3

	As of	As of
	March 31, 2023	September 30, 2022
Weighted average remaining lease term (in years):
Operating leases	6.6	6.5
Finance leases	3.0	3.1
Weighted average discount rates:
Operating leases	4.2%	4.0%
Finance leases	3.9%	3.8%

Additional cash flow information related to leases is as follows:

	Six Months Ended
	March 31,	March 31,
	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94.8	$102.7
Operating cash flows from finance leases	1.2	1.1
Financing cash flows from finance leases	11.3	9.7
Right-of-use assets obtained in exchange for new operating leases	66.4	31.9
Right-of-use assets obtained in exchange for new finance leases	19.6	18.4

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2023 (six months remaining)	$90.4	$11.9
2024	164.3	22.6
2025	137.9	16.8
2026	110.0	9.7
2027	83.3	2.3
Thereafter	278.5	0.1
Total lease payments	$864.4	$63.4
Less: Amounts representing interest	$(113.6)	$(3.7)
Total lease liabilities	$750.8	$59.7

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2023	2022

	(in millions)
Accrued salaries and benefits	$556.9	$602.2
Accrued contract costs	1,267.6	1,246.0
Other accrued expenses	329.3	333.2
Total	$2,153.8	$2,181.4

Accrued contract costs above include balances related to professional liability accruals of $707.7 million and $713.6 million as of March 31, 2023 and September 30, 2022, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2023 and September 30, 2022. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the six months ended March 31, 2023 and 2022. During the first half of fiscal 2023, the Company incurred restructuring expenses of $41.4 million, including personnel and other costs of $39.0 million and real estate costs of $2.4 million, of which $30.7 million was accrued and unpaid at March 31, 2023. During the first half of fiscal 2022, the Company incurred restructuring expenses of $76.7 million, of which $69.1 million was related to the exit of our Russia-related businesses. The remaining $7.6 million related to actions to improve margins and deliver efficiencies. These expenses included personnel and other costs of $5.4 million and real estate costs of $2.2 million, of which $0.6 million was accrued and unpaid at March 31, 2022.

On March 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, which was paid on April 21, 2023 to stockholders of record as of April 5, 2023. As of March 31, 2023, accrued and unpaid dividends totaled $26.5 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2023 and 2022 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss)on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2022	$(232.1)	$(721.4)	$35.1	$(918.4)
Other comprehensive (loss) income before reclassification	(4.2)	8.5	(5.6)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	(1.9)	(1.4)
Balances at March 31, 2023	$(235.8)	$(712.9)	$27.6	$(921.1)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2021	$(313.4)	$(585.3)	$(0.5)	$(899.2)
Other comprehensive income (loss) before reclassification	6.5	(10.4)	16.1	12.2
Amounts reclassified from accumulated other comprehensive loss	2.5	19.5	0.9	22.9
Balances at March 31, 2022	$(304.4)	$(576.2)	$16.5	$(864.1)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss)on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive (loss) income before reclassification	(19.6)	86.4	(7.4)	59.4
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	—	(1.9)	(0.8)
Balances at March 31, 2023	$(235.8)	$(712.9)	$27.6	$(921.1)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	6.8	(15.6)	18.8	10.0
Amounts reclassified from accumulated other comprehensive loss	5.0	19.5	1.8	26.3
Balances at March 31, 2022	$(304.4)	$(576.2)	$16.5	$(864.1)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2023 and September 30, 2022, these outstanding standby letters of credit totaled $860.5 million and $640.3 million, respectively. As of March 31, 2023, the Company had $441.6 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At March 31, 2023, the Company was contingently liable in the amount of approximately $864.9 million in issued standby letters of credit and $4.7 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At March 31, 2023, the Company has capital commitments of $10.9 million to the Fund over the next 6 years.

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

New York Department of Environmental Conservation

In September 2017, AECOM USA, Inc. was advised by the New York State Department of Environmental Conservation (DEC) of allegations that it committed environmental permit violations pursuant to the New York Environmental Conservation Law (ECL) associated with AECOM USA, Inc.’s oversight of a stream restoration project for Schoharie County which could result in substantial penalties if calculated under the ECL’s maximum civil penalty provisions. AECOM USA, Inc. disputes this claim and intends to continue to defend this matter vigorously; however, AECOM USA, Inc. cannot provide assurances that it will be successful in these efforts. The potential range of loss in excess of any current accrual cannot be reasonably estimated at this time primarily because the matter involves complex and unique environmental and regulatory issues. The project site involves the oversight and involvement of various local, state and federal government agencies and there is substantial uncertainty regarding any alleged damages. The stream restoration project is ongoing.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	($ in millions)
Three Months Ended March 31, 2023:
Revenue	$2,630.2	$859.8	$0.1	$—	$3,490.1
Gross profit	173.3	54.7	0.1	—	228.1
Equity in earnings of joint ventures	4.9	5.4	(2.8)	—	7.5
General and administrative expenses	—	—	(2.9)	(31.3)	(34.2)
Restructuring costs	—	—	—	(3.9)	(3.9)
Operating income	178.2	60.1	(5.6)	(35.2)	197.5
Gross profit as a % of revenue	6.6%	6.4%	—	—	6.5%

Three Months Ended March 31, 2022:
Revenue	$2,399.9	$813.3	$0.5	$—	$3,213.7
Gross profit	160.4	49.1	0.5	—	210.0
Equity in earnings of joint ventures	3.2	5.7	3.1	—	12.0
General and administrative expenses	—	—	(2.6)	(34.6)	(37.2)
Restructuring costs	—	—	—	(73.3)	(73.3)
Operating income	163.6	54.8	1.0	(107.9)	111.5
Gross profit as a % of revenue	6.7%	6.0%	—	—	6.5%

Six Months Ended March 31, 2023:
Revenue	$5,209.5	$1,662.6	$0.4	$—	$6,872.5
Gross profit	336.2	106.5	0.4	—	443.1
Equity in earnings of joint ventures	5.8	8.7	2.8	—	17.3
General and administrative expenses	—	—	(5.6)	(64.2)	(69.8)
Restructuring costs	—	—	—	(41.4)	(41.4)
Operating income (loss)	342.0	115.2	(2.4)	(105.6)	349.2
Gross profit as a % of revenue	6.5%	6.4%	—	—	6.4%

Six Months Ended March 31, 2022:
Revenue	$4,863.4	$1,615.7	$1.3	$—	$6,480.4
Gross profit	310.4	98.5	1.3	—	410.2
Equity in earnings of joint ventures	6.4	9.3	4.2	—	19.9
General and administrative expenses	—	—	(5.6)	(68.0)	(73.6)
Restructuring costs	—	—	—	(76.7)	(76.7)
Operating income (loss)	316.8	107.8	(0.1)	(144.7)	279.8
Gross profit as a % of revenue	6.4%	6.1%	—	—	6.3%

Reportable Segments:

Total assets
March 31, 2023	$7,290.3	$2,659.0	$305.8	$1,020.8
September 30, 2022	$7,232.2	$2,467.9	$264.9	$1,095.3

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

In September 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At March 31, 2023, we have approximately $502 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our return driven capital allocation policy.

We have exited substantially all of our self-perform at-risk construction businesses and divested our remaining non-core oil and gas businesses in January 2022. As part of our ongoing plan to improve profitability and maintain a reduced risk profile, we continuously evaluate our geographic exposure. In March 2022, we substantially completed our exit of all business operations in Russia consistent with our announcement on March 7, 2022. We initiated a process to explore strategic options for the AECOM Capital business. AECOM Capital will continue to manage existing investment products. This process is consistent with our focus on our professional services business.

We expect to incur restructuring costs of approximately $40 million to $50 million in fiscal 2023, primarily related to ongoing actions that are expected to deliver continued margin improvement and efficiencies. Our estimated restructuring costs include the ongoing exit of certain countries in Southeast Asia, subject to applicable laws, as part of our ongoing plan to evaluate our geographic exposure and reduce our risk profile.

Results of Operations

Three and six months ended March 31, 2023 compared to the three and six months ended March 31, 2022

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Changes		March 31,	March 31,	Changes
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$3,490.1	$3,213.7	$276.4	8.6%	$6,872.5	$6,480.4	$392.1	6.1%
Cost of revenue	3,262.0	3,003.7	258.3	8.6	6,429.4	6,070.2	359.2	5.9
Gross profit	228.1	210.0	18.1	8.6	443.1	410.2	32.9	8.0
Equity in earnings of joint ventures	7.5	12.0	(4.5)	(37.5)	17.3	19.9	(2.6)	(13.1)
General and administrative expenses	(34.2)	(37.2)	3.0	(8.1)	(69.8)	(73.6)	3.8	(5.2)
Restructuring costs	(3.9)	(73.3)	69.4	(94.7)	(41.4)	(76.7)	35.3	(46.0)
Income from operations	197.5	111.5	86.0	77.1	349.2	279.8	69.4	24.8
Other income	12.3	3.3	9.0	272.7	20.2	6.2	14.0	225.8
Interest expense	(42.4)	(24.2)	(18.2)	75.2	(79.1)	(49.6)	(29.5)	59.5
Income from continuing operations before taxes	167.4	90.6	76.8	84.8	290.3	236.4	53.9	22.8
Income tax expense for continuing operations	41.1	36.0	5.1	14.2	66.9	58.6	8.3	14.2
Net income from continuing operations	126.3	54.6	71.7	131.3	223.4	177.8	45.6	25.6
Net loss from discontinued operations	(41.8)	(6.0)	(35.8)	596.7	(42.2)	(68.0)	25.8	(37.9)
Net income	84.5	48.6	35.9	73.9	181.2	109.8	71.4	65.0
Net income attributable to noncontrolling interests from continuing operations	(8.1)	(5.6)	(2.5)	44.6	(17.7)	(11.0)	(6.7)	60.9
Net loss (income) attributable to noncontrolling interests from discontinued operations	0.3	(1.4)	1.7	(121.4)	1.1	4.3	(3.2)	(74.4)
Net income attributable to noncontrolling interests	(7.8)	(7.0)	(0.8)	11.4	(16.6)	(6.7)	(9.9)	147.8
Net income attributable to AECOM from continuing operations	118.2	49.0	69.2	141.2	205.7	166.8	38.9	23.3
Net loss attributable to AECOM from discontinued operations	(41.5)	(7.4)	(34.1)	460.8	(41.1)	(63.7)	22.6	(35.5)
Net income attributable to AECOM	$76.7	$41.6	$35.1	84.4%	$164.6	$103.1	$61.5	59.7%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.5	93.5	93.6	93.7
Gross profit	6.5	6.5	6.4	6.3
Equity in earnings of joint ventures	0.2	0.4	0.3	0.3
General and administrative expenses	(0.9)	(1.1)	(1.0)	(1.1)
Restructuring costs	(0.1)	(2.3)	(0.6)	(1.2)
Income from operations	5.7	3.5	5.1	4.3
Other income	0.4	0.1	0.3	0.1
Interest expense	(1.3)	(0.8)	(1.2)	(0.8)
Income from continuing operations before taxes	4.8	2.8	4.2	3.6
Income tax expense for continuing operations	1.2	1.1	0.9	0.9
Net income from continuing operations	3.6	1.7	3.3	2.7
Net loss from discontinued operations	(1.2)	(0.2)	(0.7)	(1.0)
Net income	2.4	1.5	2.6	1.7
Net income attributable to noncontrolling interests from continuing operations	(0.2)	(0.2)	(0.3)	(0.2)
Net loss (income) attributable to noncontrolling interests from discontinued operations	0.0	0.0	0.1	0.1
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.2)	(0.1)
Net income attributable to AECOM from continuing operations	3.4	1.5	3.0	2.6
Net loss attributable to AECOM from discontinued operations	(1.2)	(0.2)	(0.6)	(1.0)
Net income attributable to AECOM	2.2%	1.3%	2.4%	1.6%

Revenue

Our revenue for the three months ended March 31, 2023 increased $276.4 million, or 8.6%, to $3,490.1 million as compared to $3,213.7 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2023 increased $392.1 million, or 6.1%, to $6,872.5 million as compared to $6,480.4 million for the corresponding period last year.

The increase in revenue for the three months ended March 31, 2023 was primarily attributable to an increase in our Americas segment of $230.3 million, as discussed further below.

The increase in revenue for the six months ended March 31, 2023 was primarily attributable to an increase in our Americas segment of $346.1 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the three months ended March 31, 2023 and 2022 were $1.8 billion and $1.6 billion, respectively. Pass-through revenues for the six months ended March 31, 2023 and 2022 were $3.6 billion and $3.3 billion, respectively. Pass-through revenue as a percentage of revenue was 52% and 50% during the three months ended March 31, 2023 and 2022, respectively. Pass-through revenue as a percentage of revenue, was 52% and 51% during the six months ended March 31, 2023 and 2022, respectively.

Gross Profit

Our gross profit for the three months ended March 31, 2023 increased $18.1 million, or 8.6%, to $228.1 million as compared to $210.0 million for the corresponding period last year. For the three months ended March 31, 2023, gross profit, as a percentage of revenue, was 6.5%, which was the same as in the three months ended March 31, 2022.

Our gross profit for the six months ended March 31, 2023 increased $32.9 million, or 8.0%, to $443.1 million as compared to $410.2 million for the corresponding period last year. For the six months ended March 31, 2023, gross profit, as a percentage of revenue, increased to 6.4% from 6.3% in the six months ended March 31, 2022.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2023 was $7.5 million as compared to $12.0 million in the corresponding period last year.

Our equity in earnings of joint ventures for the six months ended March 31, 2023 was $17.3 million as compared to $19.9 million in the corresponding period last year.

The decreases in earnings of joint ventures for the three and six months ended March 31, 2023 compared to the same period in the prior year were primarily due to decreased earnings in our AECOM Capital segment compared to the prior year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2023 decreased $3.0 million, or 8.1%, to $34.2 million as compared to $37.2 million for the corresponding period last year. For the three months ended March 31, 2023, general and administrative expenses, as a percentage of revenue, decreased to 0.9% from 1.1% in the three months ended March 31, 2022.

Our general and administrative expenses for the six months ended March 31, 2023 decreased $3.8 million, or 5.2%, to $69.8 million as compared to $73.6 million for the corresponding period last year. For the six months ended March 31, 2023, general and administrative expenses, as a percentage of revenue, decreased to 1.0% from 1.1% in the six months ended March 31, 2022.

Restructuring Costs

Restructuring expenses are comprised of personnel costs, real estate costs, and costs associated with business exits. During the three and six months ended March 31, 2023, we incurred total restructuring expenses of $3.9 million and $41.4 million, respectively, primarily related to costs incurred in preparation for the exit of specific countries in Southeast Asia. During the three and six months ended March 31, 2022, we incurred restructuring expenses of $73.3 million and $76.7 million, respectively, primarily related to costs associated with exit of Russia-related businesses, management actions to deliver margin improvement and efficiencies that result in a more agile organization.

Other Income

Our other income for the three months ended March 31, 2023 increased to $12.3 million from $3.3 million for the corresponding period last year.

Our other income for the six months ended March 31, 2023 increased to $20.2 million from $6.2 million for the corresponding period last year.

The increases in other income for the three and six months ended March 31, 2023 were primarily due to an increase in interest income compared to the period in the prior year.

Interest Expense

Our interest expense for the three months ended March 31, 2023 was $42.4 million as compared to $24.2 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2023 was $79.1 million as compared to $49.6 million for the corresponding period last year.

The increases in interest expense for the three and six months ended March 31, 2023 were primarily due to an increase in interest rates on the variable component of our debt.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2023 was $41.1 million as compared to $36.0 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $76.8 million, partially offset by a decrease in tax expense of $5.2 million related to nondeductible costs and a decrease in tax expense of $4.5 million related to changes in valuation allowances.

Our income tax expense for the six months ended March 31, 2023 was $66.9 million as compared to $58.6 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to changes in valuation allowances providing a tax benefit of $21.9 million and foreign uncertain tax provisions generating a tax expense of $16.1 million in the first quarter of fiscal 2022, a decrease in nondeductible costs of $4.1 million, and the tax impact of an increase in pre-tax income of $53.9 million.

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

Net loss from discontinued operations was $41.8 million for the three months ended March 31, 2023 and net loss was $6.0 million for the three months ended March 31, 2022, an increase of $35.8 million. The increase in net loss from discontinued operations for the three months ended March 31, 2023 was primarily due to a $38.9 million loss on a revised estimate of contingent consideration receivable related to the sale of the civil infrastructure business.

Net loss from discontinued operations was $42.2 million for the six months ended March 31, 2023 and net loss was $68.0 million for the six months ended March 31, 2022, a decrease of $25.8 million. The decrease in net loss from discontinued operations for the six months ended March 31, 2023 was primarily due to losses related to revisions of estimates for our working capital obligations to be paid and contingent consideration receivable related to the civil infrastructure business recorded in the first half of fiscal 2022 that did not recur to the same extent in fiscal 2023.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $76.7 million and $164.6 million for the three and six months ended March 31, 2023 as compared to net income attributable to AECOM of $41.6 million and $103.1 million for the three and six months ended March 31, 2022.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$2,630.2	$2,399.9	$230.3	9.6%	$5,209.5	$4,863.4	$346.1	7.1%
Cost of revenue	2,456.9	2,239.5	217.4	9.7	4,873.3	4,553.0	320.3	7.0
Gross profit	$173.3	$160.4	$12.9	8.0%	$336.2	$310.4	$25.8	8.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.4	93.3	93.5	93.6
Gross profit	6.6%	6.7%	6.5%	6.4%

Revenue

Revenue for our Americas segment for the three months ended March 31, 2023 increased $230.3 million, or 9.6%, to $2,630.2 million as compared to $2,399.9 million for the corresponding period last year.

Revenue for our Americas segment for the six months ended March 31, 2023 increased $346.1 million, or 7.1%, to $5,209.5 million as compared to $4,863.4 million for the corresponding period last year.

The increases in revenue for the three and six months ended March 31, 2023 were primarily driven by growth in the Americas design business and our construction management business.

Gross Profit

Gross profit for our Americas segment for the three months ended March 31, 2023 increased $12.9 million, or 8.0%, to $173.3 million as compared to $160.4 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.6% of revenue for the three months ended March 31, 2023 from 6.7% in the corresponding period last year.

Gross profit for our Americas segment for the six months ended March 31, 2023 increased $25.8 million, or 8.3%, to $336.2 million as compared to $310.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.5% of revenue for the six months ended March 31, 2023 from 6.4% for the corresponding period last year.

The increases in gross profit for the three and six months ended March 31, 2023 were primarily due to revenue growth and execution efficiency. In addition, underlying revenue excluding pass-through revenues increased.

International

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$859.8	$813.3	$46.5	5.7%	$1,662.6	$1,615.7	$46.9	2.9%
Cost of revenue	805.1	764.2	40.9	5.4	1,556.1	1,517.2	38.9	2.6
Gross profit	$54.7	$49.1	$5.6	11.4%	$106.5	$98.5	$8.0	8.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.6	94.0	93.6	93.9
Gross profit	6.4%	6.0%	6.4%	6.1%

Revenue

Revenue for our International segment for the three months ended March 31, 2023 increased $46.5 million, or 5.7%, to $859.8 million as compared to $813.3 million for the corresponding period last year.

Revenue for our International segment for the six months ended March 31, 2023 increased $46.9 million, or 2.9%, to $1,662.6 million as compared to $1,615.7 million for the corresponding period last year.

The increases in revenue for the three and six months ended March 31, 2023 were primarily due to increased growth in the Middle East and Australia compared to the prior year partially offset by the strengthening of the U.S. dollar as compared to the functional currencies of our foreign operations.

Gross Profit

Gross profit for our International segment for the three months ended March 31, 2023 increased $5.6 million, or 11.4%, to $54.7 million as compared to $49.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.4% of revenue for the three months ended March 31, 2023 from 6.0% in the corresponding period last year.

Gross profit for our International segment for the six months ended March 31, 2023 increased $8.0 million, or 8.1%, to $106.5 million as compared to $98.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.4% of revenue for the six months ended March 31, 2023 from 6.1% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2023 were primarily due to an increase in revenue and reduced costs resulting from country exits, ongoing investments in enterprise capability centers, shared service centers, and delivery efficiency.

AECOM Capital

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$0.1	$0.5	$(0.4)	(80.0)%	$0.4	$1.3	$(0.9)	(69.2)%
Equity in earnings of joint ventures	$(2.8)	$3.1	$(5.9)	(190.3)%	$2.8	$4.2	$(1.4)	(33.3)%
General and administrative expenses	$(2.9)	$(2.6)	$(0.3)	11.5%	$(5.6)	$(5.6)	$—	0.0%

Equity in earnings of joint ventures for the three months ended March 31, 2023 decreased $5.9 million, or 190.3%, to $(2.8) million as compared to $3.1 million for the corresponding period last year. Equity in earnings of joint ventures for the six months ended March 31, 2023 decreased $1.4 million, or 33.3%, to $2.8 million as compared to $4.2 million for the corresponding period last year.

The decreases in equity of earnings in joint ventures for the three and six months ended March 31, 2023 were primarily due to the timing of transactions for its real estate investments.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2023, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At March 31, 2023, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,080.9 million, a decrease of $95.9 million, or 8.1%, from $1,176.8 million at September 30, 2022. The decrease in cash and cash equivalents was primarily attributable to $95.2 million of cash used to repurchase common stock of which $75.0 million was under the existing Board repurchase authorization.

Net cash provided by operating activities was $131.5 million for the six months ended March 31, 2023, as compared to $193.2 million for the six months ended March 31, 2022. The change was primarily attributable to a decrease in cash provided by working capital of approximately $134.7 million, partially offset by an increase in adjustments for non-cash items of approximately $1.5 million and an increase in net income of approximately $71.5 million. The sale of trade receivables to financial institutions included in operating cash flows increased $36.4 million during the six months ended March 31, 2023, compared to the six months ended March 31, 2022. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $83.6 million for the six months ended March 31, 2023, as compared to $93.9 million for the six months ended March 31, 2022.

Net cash used in financing activities was $147.4 million for the six months ended March 31, 2023, as compared to $368.6 million for the six months ended March 31, 2022. The decrease was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, increased $83.3 million, or 19.9%, to $501.9 million at March 31, 2023 from $418.6 million at September 30, 2022. Net accounts receivable and contract assets, net of contract liabilities, increased to $2,855.2 million at March 31, 2023 from $2,671.9 million at September 30, 2022.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 71 days at March 31, 2023 compared to 68 days at September 30, 2022.

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

Debt

Debt consisted of the following:

	March 31,	September 30,
	2023	2022

	(in millions)
Credit Agreement	$1,134.4	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	94.4	84.0
Total debt	2,226.1	2,224.6
Less: Current portion of debt and short-term borrowings	(57.0)	(48.6)
Less: Unamortized debt issuance costs	(16.9)	(19.3)
Long-term debt	$2,152.2	$2,156.7

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2023:

Fiscal Year
2023 (six months remaining)	$32.2
2024	78.7
2025	45.4
2026	408.1
2027	1,005.7
Thereafter	656.0
Total	$2,226.1

Credit Agreement

On February 8, 2021, we entered into the 2021 Refinancing Amendment to the Credit Agreement (the “Credit Agreement”), pursuant to which we amended and restated our Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. At the time of amendment, the Credit Agreement consisted of a $1,150,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Term A Facility,” together with the Revolving Credit Facility, the “Credit Facilities”), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses. The Credit Agreement permits us to designate certain of our subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) the Eurocurrency Rate (as defined in the Credit Agreement) plus an applicable margin (the “LIBOR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin” and together with the LIBOR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and the percentage of our employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric. The Credit Agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest. When the provisions are triggered, LIBOR would be replaced by a secured overnight financing rate (SOFR)-based rate, which will be subject to a spread adjustment.

Some of our material subsidiaries (the “Guarantors”) have guaranteed the obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our and certain of our subsidiaries’ ability, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). Our consolidated leverage ratio was 2.20 to 1.00 at March 31, 2023. As of March 31, 2023, we were in compliance with the covenants of the Credit Agreement.

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

At March 31, 2023 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under our Revolving Credit Facility. As of March 31, 2023 and September 30, 2022, we had $1,145.6 million and $1,145.6 million, respectively, available under our revolving credit facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2023, the estimated fair value of the 2027 Senior Notes was approximately $972.4 million. The fair value of the 2027 Senior Notes as of March 31, 2023 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2023.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2023 and September 30, 2022, these outstanding standby letters of credit totaled $860.5 million and $640.3 million, respectively. As of March 31, 2023, we had $441.6 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap and interest rate cap agreements, during the six months ended March 31, 2023 and 2022 was 5.2% and 3.3%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2023 of $1.2 million and $2.4 million, respectively, and for the three and six months ended March 31, 2022 of $1.2 million and $2.5 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2023, there was approximately $864.9 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2023, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $194.4 million. The total amounts of employer contributions paid for the six months ended March 31, 2023 were $4.0 million for U.S. plans and $12.6 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2022, we contributed $2.9 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2022 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the six months ended March 31, 2023.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of March 31, 2023 and September 30, 2022, and for the six months ended March 31, 2023.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	March 31, 2023	September 30, 2022
Current assets	$2,619.0	$2,645.0
Non-current assets	3,106.7	3,140.3
Total assets	$5,725.7	$5,785.3

Current liabilities	$2,346.4	$2,365.9
Non-current liabilities	2,680.3	2,712.1
Total liabilities	5,026.7	5,078.0

Total stockholders’ equity	699.0	707.3
Total liabilities and stockholders’ equity	$5,725.7	$5,785.3

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the six months ended
March 31, 2023
Revenue	$3,340.5

Cost of revenue	3,082.5
Gross profit	258.0

Net income from continuing operations	73.8
Net loss from discontinued operations	—
Net income	$73.8

Net income attributable to AECOM	$73.8

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2023 and September 30, 2022, we had $1,134.4 million and $1,143.3 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the six months ended March 31, 2023, our weighted average floating rate borrowings were $1,491.6 million, or $912.5 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2023 would have increased by $4.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2023 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company’s repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended March 31, 2023 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs

January 1 - 31, 2023	—	$—	—	$527,050,000
February 1 - 28, 2023	—	—	—	527,050,000
March 1- 31, 2023	300,971	83.08	300,971	502,045,000
Total	300,971	$83.08	300,971

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Amended and Restated Bylaws of the Company	Form 8-K	3.2	11/20/2020

10.1	Employment Agreement, dated March 1, 2023, by and between AECOM and Lara Poloni				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 9, 2023	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer