Form 10-Q
period 2023-06-30
AECOM
filed 2023-08-09
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, 138,726,792 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	June 30,	September 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,038,278	972,661
Cash in consolidated joint ventures	219,453	199,548
Total cash and cash equivalents	1,257,731	1,172,209
Accounts receivable—net	2,518,519	2,317,812
Contract assets	1,608,335	1,405,299
Prepaid expenses and other current assets	719,866	759,402
Current assets held for sale	108,592	79,000
Income taxes receivable	58,699	89,088
TOTAL CURRENT ASSETS	6,271,742	5,822,810
PROPERTY AND EQUIPMENT—NET	417,080	428,239
DEFERRED TAX ASSETS—NET	354,945	284,154
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	138,191	354,983
GOODWILL	3,444,586	3,380,761
INTANGIBLE ASSETS—NET	22,354	35,552
OTHER NON-CURRENT ASSETS	232,282	293,043
OPERATING LEASE RIGHT-OF-USE ASSETS	545,263	539,773
TOTAL ASSETS	$11,426,443	11,139,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,877	5,032
Accounts payable	2,106,313	2,027,314
Accrued expenses and other current liabilities	2,222,038	2,181,408
Income taxes payable	48,789	46,336
Contract liabilities	1,223,150	1,051,258
Current liabilities held for sale	57,657	49,249
Current portion of long-term debt	52,951	43,574
TOTAL CURRENT LIABILITIES	5,714,775	5,404,171
OTHER LONG-TERM LIABILITIES	121,211	135,795
OPERATING LEASE LIABILITIES, NON-CURRENT	586,293	595,308
LONG-TERM LIABILITIES HELD FOR SALE	305	200
DEFERRED TAX LIABILITY-NET	9,822	9,224
PENSION BENEFIT OBLIGATIONS	224,673	232,552
LONG-TERM DEBT	2,147,039	2,156,686
TOTAL LIABILITIES	8,804,118	8,533,936

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of June 30, 2023 and September 30, 2022; issued and outstanding 138,499,043 and 138,933,907 shares as of June 30, 2023 and September 30, 2022, respectively	1,385	1,389
Additional paid-in capital	4,227,027	4,156,594
Accumulated other comprehensive loss	(900,815)	(979,675)
Accumulated deficits	(872,832)	(701,654)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,454,765	2,476,654
Noncontrolling interests	167,560	128,725
TOTAL STOCKHOLDERS’ EQUITY	2,622,325	2,605,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,426,443	11,139,315

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	$3,663,549	$3,241,695	$10,536,076	$9,722,069
Cost of revenue	3,413,471	3,021,145	9,842,916	9,091,363
Gross profit	250,078	220,550	693,160	630,706

Equity in (losses) earnings of joint ventures	(303,503)	7,489	(286,218)	27,358
General and administrative expenses	(42,883)	(32,766)	(112,642)	(106,365)
Restructuring costs	(9,115)	(12,264)	(50,547)	(88,927)
(Loss) income from operations	(105,423)	183,009	243,753	462,772

Other income	1,797	1,541	6,282	4,647
Interest income	8,802	2,773	24,492	5,870
Interest expense	(38,868)	(27,416)	(117,940)	(76,972)
(Loss) income from continuing operations before taxes	(133,692)	159,907	156,587	396,317
Income tax (benefit) expense for continuing operations	(20,000)	44,517	46,870	103,084
Net (loss) income from continuing operations	(113,692)	115,390	109,717	293,233
Net loss from discontinued operations	(7,607)	(3,481)	(49,770)	(71,534)
Net (loss) income	(121,299)	111,909	59,947	221,699

Net income attributable to noncontrolling interests from continuing operations	(11,829)	(8,487)	(29,562)	(19,535)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(1,573)	(1,534)	(526)	2,829
Net income attributable to noncontrolling interests	(13,402)	(10,021)	(30,088)	(16,706)

Net (loss) income attributable to AECOM from continuing operations	(125,521)	106,903	80,155	273,698
Net loss attributable to AECOM from discontinued operations	(9,180)	(5,015)	(50,296)	(68,705)
Net (loss) income attributable to AECOM	$(134,701)	$101,888	$29,859	$204,993

Net (loss) income attributable to AECOM per share:
Basic continuing operations per share	$(0.90)	$0.76	$0.58	$1.94
Basic discontinued operations per share	$(0.07)	$(0.04)	$(0.36)	$(0.49)
Basic earnings per share	$(0.97)	$0.72	$0.22	$1.45

Diluted continuing operations per share	$(0.90)	$0.75	$0.57	$1.91
Diluted discontinued operations per share	$(0.07)	$(0.03)	$(0.36)	$(0.48)
Diluted earnings per share	$(0.97)	$0.72	$0.21	$1.43

Weighted average shares outstanding:
Basic	138,741	140,608	138,785	141,149
Diluted	138,741	142,178	140,339	143,147

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive (Loss) Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net (loss) income	$(121,299)	$111,909	$59,947	$221,699

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	7,234	(560)	(2,147)	20,076
Foreign currency translation adjustments	18,274	(112,217)	105,025	(108,318)
Pension adjustments, net of tax	(5,404)	18,279	(23,923)	30,042
Other comprehensive income (loss), net of tax	20,104	(94,498)	78,955	(58,200)
Comprehensive (loss) income, net of tax	(101,195)	17,411	138,902	163,499
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(13,234)	(9,576)	(30,183)	(16,269)
Comprehensive (loss) income attributable to AECOM, net of tax	$(114,429)	$7,835	$108,719	$147,230

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT MARCH 31, 2023	$1,387	$4,176,931	$(921,087)	$(662,891)	$2,594,340	$142,535	$2,736,875
Net loss	—	—	—	(134,701)	(134,701)	13,402	(121,299)
Dividends declared	—	—	—	(25,236)	(25,236)	—	(25,236)
Other comprehensive income	—	—	20,272	—	20,272	(168)	20,104
Issuance of stock	4	33,821	—	—	33,825	—	33,825
Repurchases of stock	(6)	(10)	—	(50,004)	(50,020)	—	(50,020)
Stock-based compensation	—	16,285	—	—	16,285	—	16,285
Contributions from noncontrolling interests	—	—	—	—	—	14,539	14,539
Distributions to noncontrolling interests	—	—	—	—	—	(2,748)	(2,748)
BALANCE AT JUNE 30, 2023	$1,385	$4,227,027	$(900,815)	$(872,832)	$2,454,765	$167,560	$2,622,325

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT MARCH 31, 2022	$1,407	$4,100,905	$(864,087)	$(706,783)	$2,531,442	$118,211	$2,649,653
Net income	—	—	—	101,888	101,888	10,021	111,909
Dividends declared	—	—	—	(21,305)	(21,305)	—	(21,305)
Other comprehensive loss	—	—	(94,053)	—	(94,053)	(445)	(94,498)
Issuance of stock	5	32,445	—	—	32,450	—	32,450
Repurchases of stock	(16)	(23)	—	(105,065)	(105,104)	—	(105,104)
Stock-based compensation	—	5,692	—	—	5,692	—	5,692
Other transactions with noncontrolling interests	—	—	—	—	—	(9)	(9)
Contributions to noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(951)	(951)
BALANCE AT JUNE 30, 2022	$1,396	$4,139,019	$(958,140)	$(731,265)	$2,451,010	$126,834	$2,577,844

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	29,859	29,859	30,088	59,947
Dividends declared	—	—	—	(76,028)	(76,028)	—	(76,028)
Other comprehensive income	—	—	78,860	—	78,860	95	78,955
Issuance of stock	15	51,435	—	—	51,450	—	51,450
Repurchases of stock	(19)	(21,882)	—	(125,009)	(146,910)	—	(146,910)
Stock-based compensation	—	40,880	—	—	40,880	—	40,880
Contributions from noncontrolling interests	—	—	—	—	—	15,215	15,215
Distributions to noncontrolling interests	—	—	—	—	—	(6,563)	(6,563)
BALANCE AT JUNE 30, 2023	$1,385	$4,227,027	$(900,815)	$(872,832)	$2,454,765	$167,560	$2,622,325

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	204,993	204,993	16,706	221,699
Dividends declared	—	—	—	(64,256)	(64,256)	—	(64,256)
Other comprehensive loss	—	—	(57,763)	—	(57,763)	(437)	(58,200)
Issuance of stock	24	46,029	—	—	46,053	—	46,053
Repurchases of stock	(60)	(49,962)	—	(367,876)	(417,898)	—	(417,898)
Stock-based compensation	—	27,411	—	—	27,411	—	27,411
Other transactions with noncontrolling interests	—	—	—	—	—	(127)	(127)
Contributions from noncontrolling interests	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	(6,424)	(6,424)
BALANCE AT JUNE 30, 2022	$1,396	$4,139,019	$(958,140)	$(731,265)	$2,451,010	$126,834	$2,577,844

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,947	$221,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,047	126,605
Equity in losses (earnings) of unconsolidated joint ventures	287,958	(21,921)
Distribution of earnings from unconsolidated joint ventures	31,878	18,807
Non-cash stock compensation	40,880	27,411
Loss on sale of discontinued operations	40,160	50,940
Foreign currency translation	7,188	(30,208)
Other	4,644	10,921
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(452,702)	72,140
Prepaid expenses and other assets	(4,127)	132,695
Accounts payable	96,033	(181,718)
Accrued expenses and other current liabilities	32,109	123,336
Contract liabilities	171,892	(7,375)
Other long-term liabilities	(36,111)	(145,264)
Net cash provided by operating activities	$410,796	$398,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for sale of discontinued operations, including cash disposed	$—	$(42,261)
Investment in unconsolidated joint ventures	(44,844)	(20,205)
Return of investment in unconsolidated joint ventures	15,419	1,731
Proceeds from sale of investments	5,977	9,032
Proceeds from disposal of property and equipment	288	637
Payments for capital expenditures	(83,293)	(70,494)
Net cash used in investing activities	$(106,453)	$(121,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	$2,500,070	$2,628,971
Repayments of borrowings under credit agreements	(2,534,373)	(2,662,513)
Cash paid for debt issuance costs	—	(155)
Dividends paid	(71,248)	(42,353)
Proceeds from issuance of common stock	21,975	20,589
Proceeds from exercise of stock options	4,112	—
Payments to repurchase common stock	(145,209)	(417,898)
Net contributions (distributions) to noncontrolling interests	8,652	(6,415)
Other financing activities	12,048	(16,081)
Net cash used in financing activities	$(203,973)	$(495,855)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,001	(3,535)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,371	(222,882)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,176,772	1,234,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,280,143	1,011,910
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(22,412)	(1,188)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,257,731	$1,010,722

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

The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023.

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

On January 28, 2022, the Company completed the sale of its oil and gas construction business to affiliates of Graham Maintenance Services LP for a purchase price of $14 million, subject to cash, debt and working capital adjustments. The Company recorded a pre-tax gain of approximately $3.0 million on the sale, net of transaction costs. During the third quarter of fiscal 2023, the Company collected approximately $9.2 million cash payment for contingent consideration completing this transaction.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	June 30,	September 30,
	2023	2022

Cash and cash equivalents	$22.4	$4.6
Receivables and contract assets	86.2	66.2
Other	—	8.2
Current assets held for sale	$108.6	$79.0

Property and equipment, net	$13.1	$8.0
Write-down of assets to fair value less cost to sell	(13.1)	(8.0)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$57.7	$49.2
Current liabilities held for sale	$57.7	$49.2

Long-term liabilities held for sale	$0.3	$0.2

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenue	$69.1	$73.2	$169.6	$285.0
Cost of revenue	76.0	72.4	178.4	302.0
Gross (loss) profit	(6.9)	0.8	(8.8)	(17.0)
Equity in earnings of joint ventures	—	(2.1)	(1.7)	(5.5)
Loss on disposal activities	(2.6)	(5.4)	(42.8)	(50.9)
Transaction costs	—	—	(0.2)	(6.2)
Loss from operations	(9.5)	(6.7)	(53.5)	(79.6)
Other loss	(0.5)	—	(0.5)	—
Interest expense	—	—	—	(0.1)
Loss before taxes	(10.0)	(6.7)	(54.0)	(79.7)
Income tax benefit	(2.4)	(3.2)	(4.2)	(8.2)
Net loss from discontinuing operations	$(7.6)	$(3.5)	$(49.8)	$(71.5)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Payments for capital expenditures	$(0.6)	$(1.1)	$(5.1)	$(2.6)

The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2023 were as follows:

		Foreign
	September 30,	Exchange	June 30,
	2022	Impact	2023

	(in millions)
Americas	$2,610.7	$7.7	$2,618.4
International	770.1	56.1	826.2
Total	$3,380.8	$63.8	$3,444.6

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2023 and September 30, 2022, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2023			September 30, 2022
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Customer relationships	$663.7	$(641.3)	$22.4	$663.0	$(627.4)	$35.6	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue were $13.9 million and $14.2 million for the nine months ended June 30, 2023 and 2022, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2023 and for the succeeding years:

Fiscal Year	(in millions)
2023 (three months remaining)	$4.5
2024	17.2
2025	0.7
Total	$22.4

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the nine months ended June 30, 2023 and 2022 were $5.6 billion and $5.0 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

	(in millions)
Cost reimbursable	$1,500.2	$1,328.0	$4,526.4	$4,014.5
Guaranteed maximum price	1,325.5	1,105.5	3,564.7	3,178.1
Fixed-price	837.9	808.2	2,445.0	2,529.5
Total revenue	$3,663.6	$3,241.7	$10,536.1	$9,722.1

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

	(in millions)
Americas	$2,829.4	$2,457.5	$8,039.3	$7,322.2
Europe, Middle East, India, Africa	476.0	426.7	1,418.1	1,325.1
Asia-Australia-Pacific	358.2	357.5	1,078.7	1,074.8
Total revenue	$3,663.6	$3,241.7	$10,536.1	$9,722.1

As of June 30, 2023, the Company had allocated $21.7 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months and the remaining 45% thereafter.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $869.5 million and $504.7 million during the nine months ended June 30, 2023 and 2022, respectively, that was included in contract liabilities as of September 30, 2022 and 2021, respectively.

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

Net accounts receivable consisted of the following:

	June 30,	September 30,
	2023	2022

	(in millions)
Billed	$2,096.4	$1,931.4
Contract retentions	499.2	490.4
Total accounts receivable—gross	2,595.6	2,421.8
Allowance for doubtful accounts and credit losses	(77.1)	(104.0)
Total accounts receivable—net	$2,518.5	$2,317.8

Substantially all contract assets as of June 30, 2023 and September 30, 2022 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $150 million as of June 30, 2023 and $110 million as of September 30, 2022. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2023 and September 30, 2022.

The Company sold trade receivables to financial institutions of which $272.6 million and $240.3 million were outstanding as of June 30, 2023 and September 30, 2022, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	June 30,
	2023	September 30,
	(unaudited)	2022

	(in millions)
Current assets	$788.2	$630.8
Non-current assets	75.8	73.8
Total assets	$864.0	$704.6

Current liabilities	$723.4	$530.6
Non-current liabilities	1.5	1.5
Total liabilities	724.9	532.1
Total AECOM equity	(14.0)	56.7
Noncontrolling interests	153.1	115.8
Total owners’ equity	139.1	172.5
Total liabilities and owners’ equity	$864.0	$704.6

Total revenue of the consolidated joint ventures was $1,441.9 million and $980.1 million for the nine months ended June 30, 2023 and 2022, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	June 30,	September 30,
	2023	2022

	(in millions)
Current assets	$1,170.1	$1,279.4
Non-current assets	1,043.7	1,128.7
Total assets	$2,213.8	$2,408.1

Current liabilities	$555.4	$751.4
Non-current liabilities	455.8	521.3
Total liabilities	1,011.2	1,272.7
Joint ventures’ equity	1,202.6	1,135.4
Total liabilities and joint ventures’ equity	$2,213.8	$2,408.1

AECOM’s investment in unconsolidated joint ventures	$138.2	$355.0

	Nine Months Ended
	June 30,	June 30,
	2023	2022

	(in millions)
Revenue	$944.3	$1,311.6
Cost of revenue	881.9	1,264.1
Gross profit	$62.4	$47.5
Net income	$57.9	$42.8

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30,	June 30,
	2023	2022

	(in millions)
Pass-through joint ventures	$18.2	$19.0
Other joint ventures	(304.4)	8.4
Total	$(286.2)	$27.4

During the third quarter of fiscal 2023, the Company identified indicators of impairment in the equity method investments held in its AECOM Capital segment. Specifically, the Company identified evidence that the carrying value of certain of the investments in its real estate portfolio were in excess of their fair values. Additionally, in the fourth quarter of fiscal 2023, the Company entered into a term sheet with respect to the AECOM Capital team that will facilitate the transition of the AECOM Capital team to a new platform, while allowing the team to continue to support AECOM’s existing investment vehicles and investments in a manner consistent with their current obligations. Accordingly, the Company considered the transition and concluded it no longer had the intent to retain certain of these investments for a period of time sufficient to allow for an anticipated recovery in market value. Accordingly, the Company recorded an impairment loss of $307.0 million to reduce the carrying value of these investments to their estimated fair values. This impairment did not relate to investments in respect of which affiliates of AECOM Capital provide advisory services or manage third party capital. Fair value was determined using Level 3 inputs such as forecasted cash flows and comparable sales prices.

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$—	$—	$0.2	$—	$0.2	$—	$0.4
Interest cost on projected benefit obligation	2.4	12.1	1.2	6.0	7.3	35.5	3.5	18.7
Expected return on plan assets	(1.4)	(15.5)	(1.4)	(10.4)	(4.3)	(45.3)	(4.2)	(32.2)
Amortization of prior service cost	—	0.1	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	0.9	(0.1)	1.4	1.7	2.6	(0.4)	4.2	5.4
Settlement loss recognized	—	0.3	—	0.1	—	0.3	0.2	0.1
Net periodic benefit cost (credit)	$1.9	$(3.1)	$1.2	$(2.3)	$5.6	$(9.6)	$3.7	$(7.5)

The total amounts of employer contributions paid for the nine months ended June 30, 2023 were $5.9 million for U.S. plans and $18.8 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2023 are $3.3 million for U.S. plans and $5.2 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	June 30,	September 30,
	2023	2022

	(in millions)
Credit Agreement	$1,127.1	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	95.1	84.0
Total debt	2,219.5	2,224.6
Less: Current portion of debt and short-term borrowings	(56.9)	(48.6)
Less: Unamortized debt issuance costs	(15.6)	(19.3)
Long-term debt	$2,147.0	$2,156.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2023:

Fiscal Year
2023 (three months remaining)	$18.2
2024	81.5
2025	47.2
2026	409.9
2027	1,006.7
Thereafter	656.0
Total	$2,219.5

Credit Agreement

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to the Credit Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which the Company amended and restated its Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. At the time of amendment, the Credit Agreement consisted of a $1,150,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Term A Facility,” together with the Revolving Credit Facility, the “Credit Facilities”), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

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

At June 30, 2023 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s Revolving Credit Facility. As of June 30, 2023 and September 30, 2022, the Company had $1,145.6 million and $1,145.6 million, respectively, available under its revolving credit facility.

On May 23, 2023, the Company entered into Amendment No. 12 to the Credit Agreement, pursuant to which LIBOR as a benchmark rate of interest was replaced by a secured overnight financing rate subject to a spread adjustment. On May 23, 2023, the Company entered into Amendment No. 13 to the Credit Agreement, pursuant to which the spread adjustment with respect to the Revolving Credit Facility and the Term A Facility was amended.

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at the Company’s option, (a) Term SOFR (as defined in the Credit Agreement) plus an applicable margin (the “SOFR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to the Company’s CO2 emissions and its percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins for the Term A Facility and the Revolving Credit Facility and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric.

Some of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Company’s consolidated leverage ratio was 2.10 to 1.00 at June 30, 2023. As of June 30, 2023, the Company was in compliance with the covenants of the Credit Agreement.

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

As of June 30, 2023, the estimated fair value of the 2027 Senior Notes was approximately $958.6 million. The fair value of the 2027 Senior Notes as of June 30, 2023 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2023.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2023 and September 30, 2022, these outstanding standby letters of credit totaled $883.3 million and $640.3 million, respectively. As of June 30, 2023, the Company had $415.9 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the nine months ended June 30, 2023 and 2022 was 5.3% and 3.4%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2023 of $1.2 million and $3.7 million, respectively, and for the three and nine months ended June 30, 2022 of $1.2 million and $3.7 million, respectively.

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

During the third quarter of fiscal 2023, the hedged debt index was changed from LIBOR to SOFR. The notional principal, fixed rates and related effective and expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

June 30, 2023
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	400.0	1.283%	February 2023	March 2028

September 30, 2022
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	200.0	2.60%	March 2018	February 2023
USD	400.0	1.349%	February 2023	March 2028

In the fourth quarter of fiscal 2021, the Company entered into new interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. The new swaps became effective February 2023 and terminate in

March 2028. By entering into the swap agreements, the Company converted a portion of the SOFR rate-based liability into a fixed rate liability. The Company will pay a fixed rate of 1.283% and receive payment at the prevailing one-month SOFR.

In the third quarter of fiscal 2022, the Company purchased interest rate cap agreements with a notional value of $300.0 million to manage interest rate exposure of its variable rate loans. The caps became effective on June 30, 2022 and terminate in March 2028. The caps reduce the Company’s exposure to one-month SOFR. In the event one-month SOFR exceeds 3.465%, the Company will receive the spread between prevailing one-month SOFR and 3.465%.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2023 and 2022.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements included in other current assets, and other non-current assets on June 30, 2023 and were $17.9 million and $30.3 million, respectively. The fair values of the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2022 were $9.4 million and $41.8 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2023 and 2022. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

Restricted stock units and PEP units activity for the nine months ended June 30 was as follows:

	2023				2022
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Restricted	Grant-Date		Grant-Date	Restricted	Grant-Date		Grant-Date
	Stock Units	Fair Value	PEP Units	Fair Value	Stock Units	Fair Value	PEP Units	Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	1.0	$53.05	0.7	$60.60	1.3	$38.88	1.2	$37.22
Granted	0.3	$83.64	0.2	$94.64	0.3	$74.30	0.2	$85.46
PEP units earned	—	$—	0.2	$43.19	—	$—	0.6	$27.90
Vested	(0.4)	$45.01	(0.4)	$43.19	(0.5)	$29.38	(1.3)	$27.90
Outstanding at June 30,	0.9	$65.96	0.7	$75.67	1.1	$53.06	0.7	$60.68

Total compensation expense related to these share-based payments including stock options was $40.9 million and $27.4 million during the nine months ended June 30, 2023 and 2022, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2023 and September 30, 2022 was $62.4 million and $45.9 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 29.9% and 26.0% for the nine months ended June 30, 2023 and 2022, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2023 were a tax benefit of $35.7 million related to income tax credits and incentives, tax expense of $32.2 million related to foreign residual income, and tax expense of $21.0 million related to valuation allowances established in the third quarter of fiscal 2023 due to the AECOM Capital impairment charge. These items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year, except for the tax expense related to valuation allowances.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended June 30, 2022 and for the nine months ended June 30, 2023 and 2022, equity awards excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three months ended June 30, 2023 excludes 1.3 million potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

	(in millions)
Denominator for basic earnings per share	138.7	140.6	138.8	141.1
Potential common shares	—	1.6	1.5	2.0
Denominator for diluted earnings per share	138.7	142.2	140.3	143.1

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

The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in millions)
Operating lease cost	$40.8	$42.6	$123.9	$130.4
Finance lease cost:
Amortization of right-of-use assets	6.1	4.6	16.9	13.3
Interest on lease liabilities	0.7	0.6	1.9	1.7
Variable lease cost	9.2	8.9	25.7	25.3
Total lease cost	$56.8	$56.7	$168.4	$170.7

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	June 30, 2023	September 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$545.3	$539.8
Finance lease assets	Property and equipment – net	61.0	49.4
Total lease assets		$606.3	$589.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$147.0	$145.6
Finance lease liabilities	Current portion of long-term debt	23.0	18.1
Total current lease liabilities		170.0	163.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	586.3	595.3
Finance lease liabilities	Long-term debt	37.9	32.0
Total non-current lease liabilities		$624.2	$627.3

	As of	As of
	June 30, 2023	September 30, 2022
Weighted average remaining lease term (in years):
Operating leases	6.5	6.5
Finance leases	2.9	3.1
Weighted average discount rates:
Operating leases	4.2%	4.0%
Finance leases	3.9%	3.8%

Additional cash flow information related to leases is as follows:

	Nine Months Ended
	June 30,	June 30,
	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141.7	$152.5
Operating cash flows from finance leases	1.9	1.7
Financing cash flows from finance leases	17.8	14.7
Right-of-use assets obtained in exchange for new operating leases	84.2	53.3
Right-of-use assets obtained in exchange for new finance leases	26.7	22.7

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2023 (three months remaining)	$45.6	$6.0
2024	166.5	24.7
2025	140.3	18.8
2026	111.0	11.6
2027	85.5	3.3
Thereafter	287.0	0.2
Total lease payments	$835.9	$64.6
Less: Amounts representing interest	$(102.6)	$(3.7)
Total lease liabilities	$733.3	$60.9

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2023	2022

	(in millions)
Accrued salaries and benefits	$568.1	$602.2
Accrued contract costs	1,279.2	1,246.0
Other accrued expenses	374.7	333.2
Total	$2,222.0	$2,181.4

Accrued contract costs above include balances related to professional liability accruals of $717.0 million and $713.6 million as of June 30, 2023 and September 30, 2022, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2023 and September 30, 2022. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the nine months ended June 30, 2023 and 2022. During the first nine months of fiscal 2023, the Company incurred restructuring expenses of $50.5 million, including personnel and other costs of $41.9 million and real estate costs of $8.6 million, of which $28.3 million was accrued and unpaid at June 30, 2023. During the first nine months of fiscal 2022, the Company incurred restructuring expenses of $88.9 million, of which $69.1 million was related to the exit of our Russia-related businesses. The remaining $19.8 million related to actions to improve margins and deliver efficiencies. These expenses included personnel and other costs of $16.5 million and real estate costs of $3.3 million, of which $1.1 million was accrued and unpaid at June 30, 2022.

On March 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, which was paid on April 21, 2023 to stockholders of record as of April 5, 2023. As of June 30, 2023, accrued and unpaid dividends totaled $26.8 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2023 and 2022 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2023	$(235.8)	$(712.9)	$27.6	$(921.1)
Other comprehensive (loss) income before reclassification	(6.1)	18.5	10.2	22.6
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	(3.0)	(2.3)
Balances at June 30, 2023	$(241.2)	$(694.4)	$34.8	$(900.8)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2022	$(304.4)	$(576.2)	$16.5	$(864.1)
Other comprehensive income (loss) before reclassification	16.1	(111.8)	(1.2)	(96.9)
Amounts reclassified from accumulated other comprehensive loss	2.2	—	0.7	2.9
Balances at June 30, 2022	$(286.1)	$(688.0)	$16.0	$(958.1)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive (loss) income before reclassification	(25.7)	104.9	2.8	82.0
Amounts reclassified from accumulated other comprehensive income (loss)	1.8	—	(4.9)	(3.1)
Balances at June 30, 2023	$(241.2)	$(694.4)	$34.8	$(900.8)

		Foreign		Accumulated
	Pension	Currency	(Loss)/Gain on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	22.9	(127.4)	17.6	(86.9)
Amounts reclassified from accumulated other comprehensive loss	7.2	19.5	2.5	29.2
Balances at June 30, 2022	$(286.1)	$(688.0)	$16.0	$(958.1)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2023 and September 30, 2022, these outstanding standby letters of credit totaled $883.3 million and $640.3 million, respectively. As of June 30, 2023, the Company had $415.9 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At June 30, 2023, the Company was contingently liable in the amount of approximately $887.7 million in issued standby letters of credit and $4.6 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At June 30, 2023, the Company has capital commitments of $10.9 million to the Fund over the next 6 years.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	($ in millions)
Three Months Ended June 30, 2023:
Revenue	$2,829.5	$834.3	$(0.2)	$—	$3,663.6
Gross profit	182.9	67.4	(0.2)	—	250.1
Equity in earnings of joint ventures	3.5	0.2	(307.2)	—	(303.5)
General and administrative expenses	—	—	(4.0)	(38.9)	(42.9)
Restructuring costs	—	—	—	(9.1)	(9.1)
Operating income	186.4	67.6	(311.4)	(48.0)	(105.4)
Gross profit as a % of revenue	6.5%	8.1%	—	—	6.8%

Three Months Ended June 30, 2022:
Revenue	$2,457.0	$784.2	$0.5	$—	$3,241.7
Gross profit	164.7	55.3	0.5	—	220.5
Equity in earnings of joint ventures	2.8	0.5	4.2	—	7.5
General and administrative expenses	—	—	(3.0)	(29.8)	(32.8)
Restructuring costs	—	—	—	(12.2)	(12.2)
Operating income	167.5	55.8	1.7	(42.0)	183.0
Gross profit as a % of revenue	6.7%	7.1%	—	—	6.8%

Nine Months Ended June 30, 2023:
Revenue	$8,039.0	$2,496.9	$0.2	$—	$10,536.1
Gross profit	519.1	173.9	0.2	—	693.2
Equity in earnings of joint ventures	9.3	8.9	(304.4)	—	(286.2)
General and administrative expenses	—	—	(9.6)	(103.1)	(112.7)
Restructuring costs	—	—	—	(50.5)	(50.5)
Operating income (loss)	528.4	182.8	(313.8)	(153.6)	243.8
Gross profit as a % of revenue	6.5%	7.0%	—	—	6.6%

Nine Months Ended June 30, 2022:
Revenue	$7,320.4	$2,399.9	$1.8	$—	$9,722.1
Gross profit	475.1	153.8	1.8	—	630.7
Equity in earnings of joint ventures	9.2	9.8	8.4	—	27.4
General and administrative expenses	—	—	(8.6)	(97.8)	(106.4)
Restructuring costs	—	—	—	(88.9)	(88.9)
Operating income (loss)	484.3	163.6	1.6	(186.7)	462.8
Gross profit as a % of revenue	6.5%	6.4%	—	—	6.5%

Reportable Segments:
Total assets
June 30, 2023	$7,467.9	$2,711.8	$51.4	$1,086.7
September 30, 2022	$7,232.2	$2,467.9	$264.9	$1,095.3

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

In September 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At June 30, 2023, we have approximately $452 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our return driven capital allocation policy.

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

In the fourth quarter of fiscal 2023, we entered into a term sheet with respect to the AECOM Capital team to transition the AECOM Capital business. The impacts of this agreement are expected to facilitate the transition of the AECOM Capital team to a new platform, while allowing the team to continue to support AECOM’s existing investment vehicles and investments in a manner consistent with their current obligations, and reduce expected general and administrative costs associated with the transition. We initiated a project-by-project review of the existing investment portfolio, including an analysis of the incremental cash requirements that might be required to carry the investments on our balance sheet if current market conditions persist. We determined that the incremental investments to these assets did not meet the objectives of our capital allocation policy. We reflected this change in strategy and the expected acceleration of these investment exits as an impairment charge of $307.0 million in the third quarter of fiscal 2023. This impairment did not relate to investments in respect of which affiliates of AECOM Capital provide advisory services or manage third party capital.

We expect to incur restructuring costs of approximately $55 million in fiscal 2023, primarily related to ongoing actions that are expected to deliver continued margin improvement and efficiencies. Our estimated restructuring costs include the ongoing exit of certain countries in Southeast Asia, subject to applicable laws, as part of our ongoing plan to evaluate our geographic exposure and reduce our risk profile.

Results of Operations

Three and nine months ended June 30, 2023 compared to the three and nine months ended June 30, 2022

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Changes		June 30,	June 30,	Changes
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$3,663.6	$3,241.7	$421.9	13.0%	$10,536.1	$9,722.1	$814.0	8.4%
Cost of revenue	3,413.5	3,021.2	392.3	13.0	9,842.9	9,091.4	751.5	8.3
Gross profit	250.1	220.5	29.6	13.4	693.2	630.7	62.5	9.9
Equity in (losses) earnings of joint ventures	(303.5)	7.5	(311.0)	(4,146.7)	(286.2)	27.4	(313.6)	(1,144.5)
General and administrative expenses	(42.9)	(32.8)	(10.1)	30.8	(112.7)	(106.4)	(6.3)	5.9
Restructuring costs	(9.1)	(12.2)	3.1	(25.4)	(50.5)	(88.9)	38.4	(43.2)
(Loss) income from operations	(105.4)	183.0	(288.4)	(157.6)	243.8	462.8	(219.0)	(47.3)
Other income	1.7	1.5	0.2	13.3	6.3	4.6	1.7	37.0
Interest income	8.8	2.8	6.0	214.3	24.4	5.9	18.5	313.6
Interest expense	(38.8)	(27.4)	(11.4)	41.6	(117.9)	(77.0)	(40.9)	53.1
(Loss) income from continuing operations before taxes	(133.7)	159.9	(293.6)	(183.6)	156.6	396.3	(239.7)	(60.5)
Income tax (benefit) expense for continuing operations	(20.0)	44.5	(64.5)	(144.9)	46.9	103.1	(56.2)	(54.5)
Net (loss) income from continuing operations	(113.7)	115.4	(229.1)	(198.5)	109.7	293.2	(183.5)	(62.6)
Net loss from discontinued operations	(7.6)	(3.5)	(4.1)	117.1	(49.8)	(71.5)	21.7	(30.3)
Net (loss) income	(121.3)	111.9	(233.2)	(208.4)	59.9	221.7	(161.8)	(73.0)
Net income attributable to noncontrolling interests from continuing operations	(11.8)	(8.5)	(3.3)	38.8	(29.5)	(19.5)	(10.0)	51.3
Net loss (income) attributable to noncontrolling interests from discontinued operations	(1.6)	(1.5)	(0.1)	6.7	(0.5)	2.8	(3.3)	(117.9)
Net income attributable to noncontrolling interests	(13.4)	(10.0)	(3.4)	34.0	(30.0)	(16.7)	(13.3)	79.6
Net (loss) income attributable to AECOM from continuing operations	(125.5)	106.9	(232.4)	(217.4)	80.2	273.7	(193.5)	(70.7)
Net loss attributable to AECOM from discontinued operations	(9.2)	(5.0)	(4.2)	84.0	(50.3)	(68.7)	18.4	(26.8)
Net (loss) income attributable to AECOM	$(134.7)	$101.9	$(236.6)	(232.2)%	$29.9	$205.0	$(175.1)	(85.4)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.2	93.2	93.4	93.5
Gross profit	6.8	6.8	6.6	6.5
Equity in (losses) earnings of joint ventures	(8.3)	0.2	(2.7)	0.3
General and administrative expenses	(1.2)	(1.0)	(1.1)	(1.1)
Restructuring costs	(0.2)	(0.4)	(0.5)	(0.9)
(Loss) income from operations	(2.9)	5.6	2.3	4.8
Other income	0.0	0.0	0.1	0.0
Interest income	0.2	0.1	0.2	0.1
Interest expense	(0.9)	(0.8)	(1.1)	(0.8)
(Loss) income from continuing operations before taxes	(3.6)	4.9	1.5	4.1
Income tax (benefit) expense for continuing operations	(0.5)	1.3	0.5	1.1
Net (loss) income from continuing operations	(3.1)	3.6	1.0	3.0
Net loss from discontinued operations	(0.2)	(0.1)	(0.4)	(0.7)
Net (loss) income	(3.3)	3.5	0.6	2.3
Net income attributable to noncontrolling interests from continuing operations	(0.3)	(0.3)	(0.3)	(0.2)
Net loss (income) attributable to noncontrolling interests from discontinued operations	(0.1)	0.0	0.0	0.0
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.3)	(0.2)
Net (loss) income attributable to AECOM from continuing operations	(3.4)	3.3	0.7	2.8
Net loss attributable to AECOM from discontinued operations	(0.3)	(0.1)	(0.4)	(0.7)
Net (loss) income attributable to AECOM	(3.7)%	3.2%	0.3%	2.1%

Revenue

Our revenue for the three months ended June 30, 2023 increased $421.9 million, or 13.0%, to $3,663.6 million as compared to $3,241.7 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2023 increased $814.0 million, or 8.4%, to $10,536.1 million as compared to $9,722.1 million for the corresponding period last year.

The increase in revenue for the three months ended June 30, 2023 was primarily attributable to an increase in our Americas segment of $372.5 million and an increase in our International segment of $50.1 million, as discussed further below.

The increase in revenue for the nine months ended June 30, 2023 was primarily attributable to an increase in our Americas segment of $718.6 million and an increase in our International segment of $97.0 million, as discussed further below.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the three months ended June 30, 2023 and 2022 were $2.0 billion and $1.7 billion, respectively. Pass-through revenues for the nine months ended June 30, 2023 and 2022 were $5.6 billion and $5.0 billion, respectively. Pass-through revenue as a percentage of revenue was 54% and 52% during the three months ended June 30, 2023 and 2022, respectively. Pass-through revenue as a percentage of revenue, was 53% and 51% during the nine months ended June 30, 2023 and 2022, respectively.

Gross Profit

Our gross profit for the three months ended June 30, 2023 increased $29.6 million, or 13.4%, to $250.1 million as compared to $220.5 million for the corresponding period last year. For the three months ended June 30, 2023 and 2022, gross profit, as a percentage of revenue, remained unchanged at 6.8%.

Our gross profit for the nine months ended June 30, 2023 increased $62.5 million, or 9.9%, to $693.2 million as compared to $630.7 million for the corresponding period last year. For the nine months ended June 30, 2023, gross profit, as a percentage of revenue, increased to 6.6% from 6.5% in the corresponding period last year.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in (Losses) Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2023 was $(303.5) million as compared to $7.5 million in the corresponding period last year.

Our equity in earnings of joint ventures for the nine months ended June 30, 2023 was $(286.2) million as compared to $27.4 million in the corresponding period last year.

The decreases in earnings of joint ventures for the three and nine months ended June 30, 2023 compared to the same period in the prior year were primarily due to impairment losses recorded in our AECOM Capital segment during the third quarter of fiscal 2023. These impairments were primarily as a result of a project-by-project review of the existing investment portfolio, the expected acceleration of exits from certain investments caused by a change in strategy, and volatility in the commercial real estate market caused by higher interest rates and lack of liquidity.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2023 increased $10.1 million, or 30.8%, to $42.9 million as compared to $32.8 million for the corresponding period last year. For the three months ended June 30, 2023, general and administrative expenses, as a percentage of revenue, increased to 1.2% from 1.0% in the corresponding period last year.

Our general and administrative expenses for the nine months ended June 30, 2023 increased $6.3 million, or 5.9%, to $112.7 million as compared to $106.4 million for the corresponding period last year. For the nine months ended June 30, 2023 and 2022, general and administrative expenses, as a percentage of revenue, remained unchanged at 1.1%.

Restructuring Costs

Restructuring expenses are comprised of personnel costs, real estate costs, and costs associated with business exits. During the three and nine months ended June 30, 2023, we incurred total restructuring expenses of $9.1 million and $50.5 million, respectively, primarily related to costs incurred in preparation for the exit of specific countries in Southeast Asia. During the three and nine months ended June 30, 2022, we incurred restructuring expenses of $12.2 million and $88.9 million, respectively, primarily related to costs associated with exit of Russia-related businesses, management actions to deliver margin improvement and efficiencies that result in a more agile organization.

Interest Income

Our interest income for the three months ended June 30, 2023 increased to $8.8 million from $2.8 million for the corresponding period last year.

Our interest income for the nine months ended June 30, 2023 increased to $24.4 million from $5.9 million for the corresponding period last year.

Interest Expense

Our interest expense for the three months ended June 30, 2023 was $38.8 million as compared to $27.4 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2023 was $117.9 million as compared to $77.0 million for the corresponding period last year.

The increases in interest expense for the three and nine months ended June 30, 2023 were primarily due to an increase in interest rates on the variable component of our debt.

Income Tax (Benefit) Expense

Our income tax benefit for the three months ended June 30, 2023 was $20.0 million as compared to tax expense of $44.5 million in the corresponding period last year. The increase in tax benefit for the current period compared to the corresponding period last year was due primarily to a tax benefit of $65.0 million related to the AECOM Capital impairment charge, including an increase in valuation allowances of $21.0 million for the portion of the charge that is not expected to be realized.

Our income tax expense for the nine months ended June 30, 2023 was $46.9 million as compared to $103.1 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year was due primarily to a tax benefit of $65.0 million related to the AECOM Capital impairment charge, including an increase in valuation allowances of $21.0 million for the portion of the charge that is not expected to be realized, and a net tax benefit recorded in the first quarter of fiscal 2022 related to changes in valuation allowances providing a tax benefit of $21.9 million and foreign uncertain tax provisions generating a tax expense of $16.1 million.

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

Net loss from discontinued operations was $7.6 million for the three months ended June 30, 2023 and net loss was $3.5 million for the three months ended June 30, 2022, an increase of $4.1 million. The increase in net loss from discontinued operations for the three months ended June 30, 2023 was primarily due to losses from operations and an increase in transaction expenses during the period.

Net loss from discontinued operations was $49.8 million for the nine months ended June 30, 2023 and net loss was $71.5 million for the nine months ended June 30, 2022, a decrease of $21.7 million. The decrease in net loss from discontinued operations for the nine months ended June 30, 2023 was primarily due to losses related to revisions of estimates for our working capital obligations to be paid and contingent consideration receivable related to the civil infrastructure business recorded in the first half of fiscal 2022 that did not recur to the same extent in fiscal 2023.

Net (Loss) Income Attributable to AECOM

The factors described above resulted in net (loss) income attributable to AECOM of $(134.7) million and $29.9 million for the three and nine months ended June 30, 2023 as compared to net income attributable to AECOM of $101.9 million and $205.0 million for the three and nine months ended June 30, 2022.

Results of Operations by Reportable Segment:

Americas

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$2,829.5	$2,457.0	$372.5	15.2%	$8,039.0	$7,320.4	$718.6	9.8%
Cost of revenue	2,646.6	2,292.3	354.3	15.5	7,519.9	6,845.3	674.6	9.9
Gross profit	$182.9	$164.7	$18.2	11.1%	$519.1	$475.1	$44.0	9.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.5	93.3	93.5	93.5
Gross profit	6.5%	6.7%	6.5%	6.5%

Revenue

Revenue for our Americas segment for the three months ended June 30, 2023 increased $372.5 million, or 15.2%, to $2,829.5 million as compared to $2,457.0 million for the corresponding period last year.

Revenue for our Americas segment for the nine months ended June 30, 2023 increased $718.6 million, or 9.8%, to $8,039.0 million as compared to $7,320.4 million for the corresponding period last year.

The increases in revenue for the three and nine months ended June 30, 2023 were primarily driven by increased project activity in the Americas design business and the construction management business.

Gross Profit

Gross profit for our Americas segment for the three months ended June 30, 2023 increased $18.2 million, or 11.1%, to $182.9 million as compared to $164.7 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.5% for the three months ended June 30, 2023 from 6.7% in the corresponding period last year.

Gross profit for our Americas segment for the nine months ended June 30, 2023 increased $44.0 million, or 9.3%, to $519.1 million as compared to $475.1 million for the corresponding period last year. As a percentage of revenue, gross profit remained unchanged at 6.5% for the nine months ended June 30, 2023.

The increases in gross profit for the three and nine months ended June 30, 2023 were primarily due to revenue growth and execution efficiency. In addition, underlying revenue excluding pass-through revenues increased.

International

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$834.3	$784.2	$50.1	6.4%	$2,496.9	$2,399.9	$97.0	4.0%
Cost of revenue	766.9	728.9	38.0	5.2	2,323.0	2,246.1	76.9	3.4
Gross profit	$67.4	$55.3	$12.1	21.9%	$173.9	$153.8	$20.1	13.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.9	92.9	93.0	93.6
Gross profit	8.1%	7.1%	7.0%	6.4%

Revenue

Revenue for our International segment for the three months ended June 30, 2023 increased $50.1 million, or 6.4%, to $834.3 million as compared to $784.2 million for the corresponding period last year.

Revenue for our International segment for the nine months ended June 30, 2023 increased $97.0 million, or 4.0%, to $2,496.9 million as compared to $2,399.9 million for the corresponding period last year.

The increases in revenue for the three and nine months ended June 30, 2023 were primarily due to increased growth in the United Kingdom, Middle East and Australia compared to the prior year partially offset by the strengthening of the U.S. dollar as compared to the functional currencies of our foreign operations.

Gross Profit

Gross profit for our International segment for the three months ended June 30, 2023 increased $12.1 million, or 21.9%, to $67.4 million as compared to $55.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.1% of revenue for the three months ended June 30, 2023 from 7.1% in the corresponding period last year.

Gross profit for our International segment for the nine months ended June 30, 2023 increased $20.1 million, or 13.1%, to $173.9 million as compared to $153.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.0% of revenue for the nine months ended June 30, 2023 from 6.4% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2023 were primarily due to an increase in revenue and reduced costs resulting from country exits, ongoing investments in enterprise capability centers, shared service centers, and delivery efficiency.

AECOM Capital

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2023	2022	$	%	2023	2022	$	%

	($ in millions)
Revenue	$(0.2)	$0.5	$(0.7)	(140.0)%	$0.2	$1.8	$(1.6)	(88.9)%
Equity in earnings of joint ventures	$(307.2)	$4.2	$(311.4)	(7,414.3)%	$(304.4)	$8.4	$(312.8)	(3,723.8)%
General and administrative expenses	$(4.0)	$(3.0)	$(1.0)	33.3%	$(9.6)	$(8.6)	$(1.0)	11.6%

Equity in earnings of joint ventures for the three months ended June 30, 2023 decreased $311.4 million, or 7414.3%, to $(307.2) million as compared to $4.2 million for the corresponding period last year. Equity in earnings of joint ventures for the nine months ended June 30, 2023 decreased $312.8 million, or 3723.8%, to $(304.4) million as compared to $8.4 million for the corresponding period last year.

The decreases in equity of earnings in joint ventures for the three and nine months ended June 30, 2023 were primarily due to impairment losses recognized in the third quarter of fiscal 2023.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2023, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2023, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,280.1 million, an increase of $103.3 million, or 8.8%, from $1,176.8 million at September 30, 2022. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities offset by $145.2 million of cash used to repurchase common stock of which $125.0 million was under the existing Board repurchase authorization.

Net cash provided by operating activities was $410.8 million for the nine months ended June 30, 2023, as compared to $398.1 million for the nine months ended June 30, 2022. The change was primarily attributable to a decrease in cash provided by working capital of approximately $186.7 million, offset by an increase in adjustments for non-cash items of approximately $361.2 million and a decrease in net income of approximately $161.8 million. The sale of trade receivables to financial institutions included in operating cash flows increased $63.1 million during the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $106.5 million for the nine months ended June 30, 2023, as compared to $121.6 million for the nine months ended June 30, 2022.

Net cash used in financing activities was $204.0 million for the nine months ended June 30, 2023, as compared to $495.9 million for the nine months ended June 30, 2022. The decrease was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our credit agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, increased $138.4 million, or 33.1%, to $557.0 million at June 30, 2023 from $418.6 million at September 30, 2022. Net accounts receivable and contract assets, net of contract liabilities, increased to $2,903.7 million at June 30, 2023 from $2,671.9 million at September 30, 2022.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 69 days at June 30, 2023 compared to 68 days at September 30, 2022.

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

Debt

Debt consisted of the following:

	June 30,	September 30,
	2023	2022

	(in millions)
Credit Agreement	$1,127.1	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	95.1	84.0
Total debt	2,219.5	2,224.6
Less: Current portion of debt and short-term borrowings	(56.9)	(48.6)
Less: Unamortized debt issuance costs	(15.6)	(19.3)
Long-term debt	$2,147.0	$2,156.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2023:

Fiscal Year
2023 (three months remaining)	$18.2
2024	81.5
2025	47.2
2026	409.9
2027	1,006.7
Thereafter	656.0
Total	$2,219.5

Credit Agreement

On February 8, 2021, we entered into the 2021 Refinancing Amendment to the Credit Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which we amended and restated our Syndicated Credit Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. At the time of amendment, the Credit Agreement consisted of a $1,150,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Term A Facility,” together with the Revolving Credit Facility, the “Credit Facilities”), each of which mature on February 8, 2026. The outstanding loans under the Term A Facility were borrowed in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The proceeds of the Revolving Credit Facility may be used from time to time for ongoing working capital and for other general corporate purposes. The proceeds of the Revolving Credit Facility and the Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses. The Credit Agreement permits us to designate certain of our subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Credit Facilities.

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

At June 30, 2023 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under our Revolving Credit Facility. As of June 30, 2023 and September 30, 2022, we had $1,145.6 million and $1,145.6 million, respectively, available under our revolving credit facility.

On May 23, 2023, the Company entered into Amendment No. 12 to the Credit Agreement, pursuant to which LIBOR as a benchmark rate of interest was replaced by a secured overnight financing rate subject to a spread adjustment. On May 23, 2023, the Company entered into Amendment No. 13 to the Credit Agreement, pursuant to which the spread adjustment with respect to the Revolving Credit Facility and the Term A Facility was amended.

The applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to, at our option, (a) Term SOFR (as defined in the Credit Agreement) plus an applicable margin (the “SOFR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin”), which is currently at 0.2250%. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and the percentage of our employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins for the Term A Facility and the Revolving Credit Facility and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric.

Some of our material subsidiaries (the “Guarantors”) have guaranteed the obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our and certain of our subsidiaries’ ability, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). Our consolidated leverage ratio was 2.10 to 1.00 at June 30, 2023. As of June 30, 2023, we were in compliance with the covenants of the Credit Agreement.

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

As of June 30, 2023, the estimated fair value of the 2027 Senior Notes was approximately $958.6 million. The fair value of the 2027 Senior Notes as of June 30, 2023 was derived by taking the mid-point of the trading prices from an observable market input

(Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2023.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2023 and September 30, 2022, these outstanding standby letters of credit totaled $883.3 million and $640.3 million, respectively. As of June 30, 2023, we had $415.9 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap and interest rate cap agreements, during the nine months ended June 30, 2023 and 2022 was 5.3% and 3.4%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2023 of $1.2 million and $3.7 million, respectively, and for the three and nine months ended June 30, 2022 of $1.2 million and $3.7 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2023, there was approximately $887.7 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2023, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $187.0 million. The total amounts of employer contributions paid for the nine months ended June 30, 2023 were $5.9 million for U.S. plans and $18.8 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2022, we contributed $2.9 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2022 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended June 30, 2023.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of June 30, 2023 and September 30, 2022, and for the nine months ended June 30, 2023.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	June 30, 2023	September 30, 2022
Current assets	$2,743.3	$2,645.0
Non-current assets	3,086.1	3,140.3
Total assets	$5,829.4	$5,785.3

Current liabilities	$2,373.9	$2,365.9
Non-current liabilities	2,663.5	2,712.1
Total liabilities	5,037.4	5,078.0

Total stockholders’ equity	792.0	707.3
Total liabilities and stockholders’ equity	$5,829.4	$5,785.3

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the nine months ended
June 30, 2023
Revenue	$5,214.0
Cost of revenue	4,839.2
Gross profit	374.8

Net income from continuing operations	118.5
Net loss from discontinued operations	—
Net income	$118.5

Net income attributable to AECOM	$118.5

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2023 and September 30, 2022, we had $1,127.2 million and $1,143.3 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the nine months ended June 30, 2023, our weighted average floating rate borrowings were $1,488.2 million, or $868.7 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2023 would have increased by $6.6 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2023 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 21, 2017, the Company’s Board of Directors announced a capital allocation policy that authorized the repurchase of up to $1.0 billion in AECOM common stock. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 13, 2020, the Board approved an increase in the Company’s repurchase authorization to $1.0 billion. On September 22, 2021, the Board approved another increase in the Company’s repurchase authorization to $1.0 billion. A summary of the repurchase activity for the three months ended June 30, 2023 is as follows:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs

April 1 - 30, 2023	—	$—	—	$502,045,000
May 1 - 31, 2023	634,665	78.80	634,665	452,036,000
June 1- 30, 2023	—	—	—	452,036,000
Total	634,665	$78.80	634,665

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

10.1	Amendment No. 12 to Credit Agreement, dated as of May 23, 2023, by and among AECOM and Bank of America, N.A., as Administrative Agent				X

10.2	Amendment No. 13 to Credit Agreement, dated as of May 23, 2023, by and among AECOM, the lenders party thereto, and Bank of America, N.A., as Administrative Agent				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 9, 2023	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer