Form 10-K
period 2023-09-30
AECOM
filed 2023-11-15
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of registrant’s common stock held by non-affiliates on March 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $11.7 billion.

Number of shares of the registrant’s common stock outstanding as of November 10, 2023: 135,987,254

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal 2023 year-end.

PART I

ITEM 1. BUSINESS

In this report, we use the terms “the Company,” “we,” “us” and “our” to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2022 as “fiscal 2022” and the fiscal year ended September 30, 2023 as “fiscal 2023.”

Overview

We are a leading global provider of professional infrastructure consulting services for governments, businesses and organizations throughout the world. We provide advisory, planning, consulting, architectural and engineering design, construction and program management services, and investment and development services to public- and private-sector clients worldwide in major end markets such as transportation, facilities, water, environmental, and new energy.

According to Engineering News-Record’s (ENR’s) 2023 Design Survey, we are the second largest general architectural and engineering design firm in the world, ranked by 2022 design revenue, and we are the number one ranked transportation design, facilities design, environmental engineering, environmental consulting and environmental science firm in the world. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including several water infrastructure-related markets, as well as the number two green design firm and the number six green contractor in the world. We utilize our scale and the technical strength of our workforce to create innovative solutions for our clients. We are accelerating investments to extend our capabilities, including the expansion of our digital capabilities to create innovative ways of delivering our work and solving the world’s most complex challenges. Clients are turning to us to create solutions to achieve their Environmental, Social, and Governance (ESG) objectives with a focus on sustainability and resilience initiatives, which include supporting the advancement of more energy efficient and less-carbon-intensive infrastructure. With our market leading technical capabilities, we are uniquely well suited to address these challenges.

ENR
Engineering News-Record

A leader in helping our clients deliver their most challenging projects

#1

- Transportation Design Firm
- Facilities Design Firm
- Environmental Engineering Firm
- Environmental Science Firm
- Environmental Consulting Firm
- Chemical Remediation
- Mass Transit
- Airports
- Highways
- Dams and Reservoirs

#2

- Environmental Firm
- Green Design Firm
- Water Treatment Lines and Aqueducts
- Wastewater Treatment Plants
- Hazardous Waste
- Education

#3

- Water Design Firm
- Marine and Ports
- Sewer and Waste
- Water Treatment and Desalination
- Clean Air Compliance
- Site Assessment and Compliance
- Water Supply

#4 Program Management

#6 Green contractor

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

●	Americas: Planning, consulting, architectural and engineering design, construction management and program management services to public and private clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	International: Planning, consulting, architectural and engineering design services and program management to public and private clients in Europe, the Middle East, India, Africa, and the Asia-Australia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	AECOM Capital (ACAP): Primarily invests in and develops real estate projects.

Our Americas and International Segments

Our Americas and International segments are comprised of a broad array of services, generally provided on a fee-for-service basis. These services include advisory, planning, consulting, architectural and engineering design, program management and construction management for public and private clients worldwide. For each of these services, our technical expertise includes civil engineering, structural engineering, process engineering, mechanical engineering, geotechnical systems and electrical engineering, architectural, landscape and interior design, urban and regional planning, project economics, cost consulting and environmental, health and safety work.

With our technical, advisory and program management expertise, we are able to provide our clients a broad spectrum of services. For example, within our water service offerings, we provide water, wastewater, water supply and water resource services, which are necessary in response to climate adaptation and resilience, drought mitigation and other environmental and social impact factors as part of major capital/infrastructure projects.

In addition, our industry is undergoing a digital transformation, and we are investing in digital capabilities to extend our advantages, improve overall delivery, and create distinct solutions for clients that differentiate us from competitors and enhance our client experience. These investments include capturing the value of our libraries of data to build more efficient design processes, and innovative and more advanced solutions for increasingly complex challenges, where our digital suite of products are creating a more holistic approach to our work.

Our services may be sequenced over multiple phases or multiple projects in the form of a program. For example, in the area of program management and construction management services, our work for a client may begin with a small consulting or planning contract, and may later develop into an overall management role for the project or a series of projects, which we refer to as a program.

Program and construction management contracts may employ small or large project teams and, in many cases, operate as an outsourcing arrangement with our staff located at the project site.

End Markets

Program Management

Transportation

Transit and Rail
Marine, Ports and Harbors
Highways, Bridges and Tunnels
Aviation

Facilities

Green Facilities
Government
Industrial
Urban Master Planning/Design
Commercial and Leisure Facilities
Educational
Health Care
Sports
Construction Management

Water

Water and Wastewater
Water Resources
Drought Response and Mitigation
Hazardous Chemicals

Environment

Environmental Management
Remediation
Permitting and Community Engagement

New Energy

Demand Side Management
Transmission and Distribution
Alternative/Renewable Energy
Hydropower/Dams
Solar

We provide the services in these segments both directly and through joint ventures or similar arrangements to the following end markets or business sectors:

Transportation.

●	Transit and Rail. Light rail, heavy rail (including highspeed, commuter and freight) and multimodal transit projects.
●	Marine, Ports and Harbors. Wharf facilities and container port facilities for private and public port operators.
●	Highways, Bridges and Tunnels. Interstate, primary and secondary urban and rural highway systems and bridge projects.
●	Aviation. Landside terminal and airside facilities, runways, and taxiways.

Facilities.

●	Green Facilities. Sustainably-designed new build construction or refurbishment projects, such as office buildings, data centers and other facilities with high energy demands.
●	Government. Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.

●	Industrial. Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.
●	Urban Master Planning/Design. Strategic planning and master planning services for new cities and major mixed-use developments in locations such as India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom, and the United States.
●	Commercial and Leisure Facilities. Corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities, and corporate campuses.
●	Educational. College and university campuses and other educational facilities.
●	Health Care. Private and public health facilities.
●	Sports. Sustainable building design for world-class sports arenas and stadiums.
●	Construction Management. Program and construction management services for large scale building facility construction projects primarily in the Americas including: sports arenas, modern office and residential towers, hotels, meeting and exhibition spaces, performance venues, aviation, and other facilities.

Water.

●	Water and Wastewater. Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water reuse technologies.
●	Water Resources. Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.
●	Drought Response and Mitigation. Designing water re-use and similar systems to enhance resiliency of water supply.
●	Hazardous Chemicals. Treating and addressing disposal of hazardous chemicals in water supplies and surrounding environments, such as per- and polyfluoroalkyl substances (PFAS).

Environment.

●	Environmental Management. Waste handling, testing and monitoring of environmental conditions, and environmental construction management.
●	Remediation. Restoring and remediating natural habitats, such as in response to industrial activity related to closed or abandoned mines.
●	Permitting and Community Engagement. Advancing client projects through permitting processes, including implementation of innovative online engagement platforms, such as PlanEngageTM.

New Energy.

●	Demand Side Management. Public K-12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.
●	Transmission and Distribution. Power stations and electric transmissions and distribution and cogeneration systems.
●	Alternative/Renewable Energy. Production facilities such as ethanol plants, onshore and offshore wind farms and micro hydropower, and geothermal subsections of regional power grids.
●	Hydropower/Dams. Hydroelectric power stations, dams, spillways, and flood control systems.

●	Solar. Solar photovoltaic projects and environmental permitting services.

Program Management – We provide program management and advisory services for large scale public- and private-sector infrastructure programs around the world, including:

●	Megacity development.
●	Transformational transportation infrastructure, such as high-speed rail.
●	Aviation.
●	Environmental remediation programs.
●	Energy and grid infrastructure.
●	Water supply systems.

Our AECOM Capital Segment

ACAP typically partners with investors and experienced developers as co-general partners. These partnerships may, but is not required to, enter into contracts with our other AECOM affiliates to provide design, owners engineer, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM or an affiliate may provide guarantees of certain financial obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations, and other lender required guarantees. ACAP has focused on investing in co-general partner equity opportunities with high quality partners, primarily targeting “build-to-core” investments in the top U.S. markets across all property types.

During fiscal 2023, we initiated a process to explore strategic options for the AECOM Capital business. This process is consistent with our focus on our professional services business. AECOM Capital will continue to manage existing investment vehicles and investments in a manner consistent with their current obligations.

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

Human Capital Management

Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2023, we employed approximately 52,000 persons, of whom approximately 18,000 were employed in the United States. Over 400 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project. We believe that the quality and level of service that our professionals deliver are among the highest in our industry.

We are committed to enhancing our position as a leading employer in our industry by attracting and retaining the best technical professionals in the world. Critical to our continued success is our ability to offer a compelling employee value proposition that promises competitive pay and benefits, an inclusive environment that supports flexibility and well-being and encourages collaboration and innovation, and a shared commitment to technical excellence, continuous learning and career growth. This understanding informs our approach to managing our human capital resources. Our human capital objectives and initiatives are overseen by our Board as per our Corporate Governance Guidelines.

Health and Safety. Core to our corporate values is safeguarding our people and fostering a culture of caring that promotes the wellbeing of our employees, contractors and business partners. We safeguard our people, projects and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. We maintain our industry’s best-in-class lost workday case and recordable incident rates, and our safety performance is consistently recognized by key clients across the regions where we work as well as by recognized safety organizations. We have taken and will continue to take critical steps to keep our people, clients and communities safe, including any necessary actions in response to local and global health crises.

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

Freedom to Grow. Freedom to Grow is our global framework designed to support employees in finding the balance and flexibility they need to be their best and deliver for clients, and a key factor in our ability to attract and retain talent. Employees and managers can evaluate work schedules and locations and align on an arrangement that prioritizes client and team responsibilities while supporting individual needs and includes three days a week in the office or at project sites as an expectation. Our Freedom to Grow program goes far beyond just when and where we work. We consider our people’s holistic experience, respecting diversity in work, communication and thinking styles.

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

Technical and professional development. Technical excellence is the foundation of our business—it’s how we harness the power of our teams’ technical skills and expertise to deliver high quality solutions for clients and communities we serve. We strive to be home to our industry's best technical minds — professionals who thrive in an environment that encourages their collaboration and innovation and celebrates great project and client outcomes.

We have invested in a robust learning ecosystem that keeps our employees project-ready with 'on the job' technical training, future-ready with new digital tools, thought leadership and programs that inspire innovation, and globally connected within their technical practice and strategic partnerships.

Our digital learning platform, AECOM University, delivers high-quality and personalized learning experiences, including our Global Technical Academies. Created by us for us, Academies deliver structured and self-directed technical training courses on key global topics, practices and markets that are relevant to our business. Our Technical Practice Network connects nearly 20,000 professionals every day in a global online community to enable networking, collaboration and problem solving.

In addition, our full range of professional development programs, called Leadership at all Levels, enhance business and leadership skills. From early career and graduate programs, to practical manager training, and executive coaching and leadership development, we are supporting development at every career level. These programs are based on our four pillars of Leadership Capabilities, which outline the behaviors we want our leaders to demonstrate and exemplify for the collective success as an organization.

Purpose and impact. As the world’s trusted infrastructure consulting firm and a leader in environmental, social and corporate governance (ESG), we are determined and well-positioned to deliver positive, impactful and Sustainable Legacies for our company, our communities and our planet. Through strategic nonprofit partnerships, pro-bono work, skills-based volunteering and philanthropy, our corporate responsibility platform is focused on delivering access to safe and secure infrastructure to those who need it most, creating opportunity for the leaders of tomorrow and protecting our planet so that our company can fulfill its purpose to deliver a better world. As part of our pro-bono program, our technical experts partnered with nonprofit organizations in their local communities to provide critical design, engineering and infrastructure solutions. In addition, we have maintained our commitment to our enterprise strategic nonprofit partners – Engineers Without Borders and Water for People.

Our Clients

Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30,
	($ in millions)
	2023		2022		2021
U.S. Federal Government	$790.6	5%	$821.3	6%	$1,026.6	8%
U.S. State and Local Governments	2,918.9	20	2,824.0	21	2,797.9	21
Non-U.S. Governments	2,544.7	18	1,800.6	14	1,896.8	14
Subtotal Governments	6,254.2	43	5,445.9	41	5,721.3	43
Private Entities (worldwide)	8,124.3	57	7,702.3	59	7,619.6	57
Total	$14,378.5	100%	$13,148.2	100%	$13,340.9	100%

No single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 5%, 6%, and 8% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2023, 2022, and 2021, respectively.

Contracts

The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts. For the year ended September 30, 2023, our revenue was comprised of 43%, 34%, and 23% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

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

Backlog

Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. We report transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $21.9 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed, unconsolidated joint venture backlog where we expect to realize income through equity earnings rather than revenue, and revenue related to service contracts that extend beyond the termination provision of those contracts, where RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $19.3 billion lower than backlog. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2023 increased $1.0 billion, or 2.5%, to $41.2 billion as compared to $40.2 billion for the corresponding period last year, primarily due to an increase in our International design business.

The following summarizes backlog (in billions):

	September 30,
	2023	2022
Backlog:
Americas segment	$34.9	$35.1
International segment	6.3	5.1
Total backlog	$41.2	$40.2

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

Seasonality

We experience seasonal trends in our business. Our revenue is typically higher in the last half of the fiscal year. The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. We find that the U.S. federal government tends to authorize more work during the period preceding the end of our fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. Further, our construction management revenue typically increases during the high construction season of the summer months. Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter. Our construction and project management services also typically expand during the high construction season of the summer months. The first quarter of our fiscal year (October 1 to December 31) is typically our lowest revenue quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period. For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

Risk Management and Insurance

Risk management is an integral part of our project management approach and our project execution process. We have an Office of Risk Management that reviews and oversees the risk profile of our operations through a tiered process of formal risk committees with the highest-risk pursuits subject to vetting at each tier. Following contract execution, and commencement of delivery, projects are monitored via a formal monthly or quarterly project-review process designed to ensure project performance and risk mitigation. Also, pursuant to our internal delegations of authority, a group of senior members of our risk management team evaluates risk through internal risk analyses of higher-risk projects, contracts or other business decisions. We maintain insurance covering professional liability and claims involving bodily injury and property damage, among other coverages. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance/control, risk management, workplace safety and similar methods.

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

Some of our business operations are covered by Public Law 85-804, which provides for indemnification by the U.S. federal government against claims and damages arising out of unusually hazardous or nuclear activities performed at the request of the U.S. federal government. Should public policies and laws change, however, U.S. federal government indemnification may not be available in the case of any future claims or liabilities relating to hazardous activities that we undertake to perform.

Government Procurement.  The services we provide to the U.S. federal government are subject to Federal Acquisition Regulation, the Truth in Negotiations Act, Cost Accounting Standards, the Services Contract Act, False Claims Act, export controls rules and Department of Defense (DOD) security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience; and many of our government contracts are subject to renewal or extension annually.

Anti-Bribery and other regulations.  We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations, and trade sanctions against embargoed countries. We provide services to the DOD and other defense-related entities that often require specialized professional qualifications and security clearances. In addition, as engineering design services professionals, we are subject to a variety of local, state, federal, and foreign licensing and permit requirements and ethics rules.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state, and local governments. During fiscal 2023 and 2022, approximately 43% and 41%, respectively, of our revenue was derived from contracts with government entities.

Most government contracts are subject to such government’s budgetary approval process. Legislatures typically appropriate funds for a given program on an annual basis, even though contract performance may take more than one year. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, an extended government shutdown, competing priorities for appropriation, changes in administration or control of legislatures, and the timing and amount of tax receipts and the overall level of government expenditures. Similarly, the impact of an economic downturn on governments may make it more difficult for them to fund infrastructure projects. If appropriations are not made in subsequent years on our government contracts, then we will not realize all of our potential revenue and profit from those contracts.

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

The Credit Agreement (defined below) and the indentures governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect and, in many respects, limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. In March 2022, the Federal Reserve began and it has continued, and is expected to continue, to raise interest rates in an effort to curb inflation. As interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2023 by $8.6 million, including the effect of our interest rate swap and interest rate cap agreements. We may, from time to time, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

During fiscal 2023, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 29% of our total revenue. There are risks inherent in doing business internationally, including:

●	the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals;
●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, including in the Middle East;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as retaliatory tariffs between the United States and China;
●	political unrest in Hong Kong where we have a significant presence;
●	impact of the Covid-19 pandemic and its related economic impacts;
●	increases in the consumer price index and interest rates;
●	changes in regulatory practices, tariffs and taxes;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;

●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

We operate in many different jurisdictions and we could be adversely affected by legislative actions of governments, as well as violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

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

The Building Safety Act, the primary legislation which introduces a new framework for the regulation of the UK construction industry, became law on April 28, 2022 with certain provisions coming into force on June 28, 2022 and remaining provisions and secondary legislation to follow. The Act extends liability periods for some historical defects in residential properties completed prior to 2022, creates a new government regulatory body responsible for building safety and new legal obligations regarding building safety, reallocates the risk related to design and construction, and requires the development of a more stringent regulatory regime for select buildings. The new legislation may result in new risk, regulatory and cost challenges for our United Kingdom and global operations.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2023, our revenue was comprised of 43%, 34%, and 23% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, increased costs as a result of inflation, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions and tariffs such as the 2018 tariffs on steel and aluminum imports in the United States could affect the profitability of our fixed-price construction projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify them should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2023 and September 30, 2022, we were contingently liable for $4.6 billion and $4.4 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $883.3 million and $644.7 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 14% of our fiscal 2023 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 2% of our fiscal 2023 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation.

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

ACAP’s real estate business involves managing, sponsoring, investing in and developing commercial real estate projects and joint ventures (Real Estate Joint Ventures) that are inherently risky and may result in future losses based on factors beyond our control, including economic trends, government policies and competition. Our SEC-registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests in and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities and the lenders of such financings typically require AECOM or an affiliate to provide completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees to secure the Real Estate Joint Ventures financing. AECOM’s provision of lender guarantees is contingent upon the Real Estate Joint Ventures meeting AECOM’s underwriting criteria, which include an affiliate of AECOM acting as either the construction manager at risk or the owner’s representative for the project. Although the Fund and such Real Estate Joint Ventures have reserves that will be used to share any cost overruns of the Real Estate Joint Ventures, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated limited partners of the Real Estate Joint Ventures). Some of the Fund’s limited partners may be permitted to make additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments on behalf of the limited partner co-investor in the event of a cost overrun of the Real Estate Joint Ventures after additional specific reserves have been depleted.

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

Risks Related to Climate Change

Climate change, natural disasters and related environmental issues could have a material adverse impact on us.

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

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets, and were $3.4 billion and $17.8 million, respectively as of September 30, 2023. Under generally accepted accounting principles in the United States, we are required to test goodwill carried in our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2023, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $165.3 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2023, we contributed $3.0 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

We may experience disproportionately high levels of collection risk and nonpayment if clients in specific geographic areas or industries are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While no one client accounted for over 10% of our revenue for fiscal 2023, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues, results of operations or accounts receivable.

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

At September 30, 2023, backlog was approximately $41.2 billion. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $21.9 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed, unconsolidated joint venture backlog where we expect to realize income through equity earnings rather than revenue, and revenue related to service contracts that extend beyond the termination provisions of those contracts, where guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $19.3 billion lower than backlog. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

The Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, has developed a two-pillar framework to reform international taxation. The proposal aims to ensure that multinationals pay a minimum rate of tax on their foreign profits through the introduction of a global minimum tax among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain.

Due to the large scale of our U.S. and international business activities, many of these proposed changes, if enacted into law, could have an adverse impact on our worldwide effective tax rate, income tax expense and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located in approximately 9,000 square feet of space at 13355 Noel Road, Dallas, Texas. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 6.4 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We may add additional facilities from time to time in the future as the need arises.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ACM.” According to the records of our transfer agent, there were 1,467 stockholders of record as of November 10, 2023.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plans

The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2023:

	Column A		Column B		Column C
Number of securities
remaining available
	Number of securities		Weighted‑average		for future
	to be issued		exercise price of		issuance under
	upon exercise		Outstanding		equity compensation
	of outstanding		options,		plans (excluding
	options, warrants,		warrants, and		securities reflected
Plan Category	and rights(1)		Rights		in Column A)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	1,576,417	(1)	38.72	(2)	10,239,810
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		8,440,301
Total	1,576,417		$38.72		18,680,111
(1)

Includes 106,194 shares issuable upon the exercise of stock options, 772,818 shares issuable upon the vesting of Restricted Stock Units, and 697,405 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(2)	Weighted-average exercise price of outstanding options only.
(3)	Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

Performance Measurement Comparison(1)

The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, and the S&P Composite 1500 Construction & Engineering, from September 28, 2018 to September 29, 2023.

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

Stock Repurchase Program

On September 22, 2021, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization of AECOM common stock to $1.0 billion. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan. On November 9, 2023, the Board approved another increase in the Company’s repurchase authorization back up to $1.0 billion. A summary of the repurchase activity for the three months ended September 30, 2023 is as follows:

	Total Number		Total Number of Shares	Maximum Approximate Dollar
	of Shares	Average Price	Purchased as Part of Publicly	Value that May Yet Be Purchased
Period	Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs
July 1 – 31, 2023	—	$—	—	$452,000,000
August 1 – 31, 2023	1,138,926	87.82	1,138,926	352,000,000
September 1 – 30, 2023	1,551,753	83.79	1,551,753	220,200,000
Total	2,690,679	$85.50	2,690,679

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

Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2022 as “fiscal 2022” and the fiscal year ended September 30, 2023 as “fiscal 2023.” Fiscal years 2023, 2022, and 2021 each contained 52, 52, and 52 weeks, respectively, and ended on September 29, September 30, and October 1, respectively.

In this section, we discuss the results of our operations for the year ended September 30, 2023 compared to the year ended September 30, 2022. For a discussion on the year ended September 30, 2022 compared to the year ended September 30, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2022.

Overview

We are a leading global provider of professional infrastructure consulting services for governments, businesses and organizations throughout the world. We provide advisory, planning, consulting, architectural and engineering design, construction and program management services, and investment and development services to public and private clients worldwide in major end markets such as transportation, facilities, water, environmental, and energy.

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

●	Americas: Planning, consulting, architectural and engineering design, construction management and program management services to public and private clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	International: Planning, consulting, architectural and engineering design services and program management to public and private clients in Europe, the Middle East, India, Africa and the Asia-Australia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	AECOM Capital (ACAP): Primarily invests in and develops real estate projects.

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

In September 2021, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At September 30, 2023, we have approximately $220 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our return driven capital allocation policy.

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

In fiscal year 2023, we initiated a process to explore strategic options for the AECOM Capital business. This process is consistent with our focus on our professional services business. AECOM Capital will continue to support AECOM’s existing investment vehicles and investments in a manner consistent with their current obligations. We initiated a project-by-project review of the existing investment portfolio, including an analysis of the incremental cash requirements that might be required to carry the investments on our balance sheet if current market conditions persist. We determined that the incremental investments to these assets did not meet the objectives of our capital allocation policy. We reflected this change in strategy and the expected acceleration of these investment exits as an impairment charge of $307.0 million in the third quarter of fiscal 2023. This impairment did not relate to investments in respect of which affiliates of AECOM Capital provide advisory services or manage third party capital.

We expect to incur restructuring costs of approximately $50 million to $70 million in fiscal 2024, primarily related to ongoing actions that are expected to deliver continued margin improvement and efficiencies. Our estimated restructuring costs include the ongoing optimization of our office real estate portfolio and exit of certain countries in Southeast Asia, subject to applicable laws, as part of our ongoing plan to evaluate our geographic exposure and reduce our risk profile.

Acquisitions

There were no acquisitions consummated during the years ended September 30, 2023, 2022 and 2021.

All of our acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2023	2022	2021	2020	2019

	(in millions)
Other Financial Data:
Revenue	$14,378	$13,148	$13,341	$13,240	$13,642
Cost of revenue	13,433	12,300	12,543	12,530	13,030
Gross profit	945	848	798	710	612
Equity in earnings of joint ventures	(279)	54	35	49	49
General and administrative expenses	(154)	(147)	(155)	(190)	(148)
Restructuring cost	(188)	(108)	(48)	(188)	(95)
Gain on disposal activities	—	—	—	—	3
Impairment of long-lived assets	—	—	—	—	(25)
Income from operations	$324	$647	$630	$381	$396

Revenue

We generate revenue primarily by providing planning, consulting, architectural and engineering design, construction and program management services to public and private clients around the world. Our revenue consists of both services provided by our employees and pass-through revenues from subcontractors and other direct costs. We generally recognize revenue over time as performance obligations are satisfied and control over promised goods or services are transferred to our customers. We generally measure progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred.

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

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved contracts as to both scope and price or other causes of unanticipated additional costs. Judgment is required to estimate the amount, if any, of revenue to be recognized on claims. We record contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and only to the extent that a significant reversal would not be probable. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

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

Goodwill is evaluated for impairment either by assessing qualitative factors or by performing a quantitative assessment. Qualitative factors, such as overall financial performance, industry or market considerations, or other relevant events, are assessed to determine if it is more likely than not that the fair value of the reporting units is less than their carrying amounts. During a quantitative impairment test, we estimate the fair value of the reporting unit using income and market approaches, and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

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

Pension Benefit Obligations

A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $22.2 million to our international plans in fiscal 2024. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $12.9 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2024. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $26.6 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would increase by approximately $0.3 million and increase by approximately $2.7 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $17.1 million and plan expense would increase by approximately $2.0 million.

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

Between September 30, 2022 and September 30, 2023, the aggregate worldwide pension deficit decreased from $204.4 million to $165.3 million due to increased discount rates. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2023	2022	$	%

	($ in millions)
Revenue	$14,378.5	$13,148.2	$1,230.3	9.4%
Cost of revenue	13,433.0	12,300.2	1,132.8	9.2
Gross profit	945.5	848.0	97.5	11.5
Equity in (losses) earnings of joint ventures	(279.4)	53.6	(333.0)	(621.3)
General and administrative expenses	(153.6)	(147.3)	(6.3)	4.3
Restructuring cost	(188.4)	(107.5)	(80.9)	75.3
Income from operations	324.1	646.8	(322.7)	(49.9)
Other income	8.3	5.9	2.4	40.7
Interest income	40.3	8.2	32.1	391.5
Interest expense	(159.3)	(110.2)	(49.1)	44.6
Income from continuing operations before taxes	213.4	550.7	(337.3)	(61.2)
Income tax expense from continuing operations	56.1	136.1	(80.0)	(58.8)
Net income from continuing operations	157.3	414.6	(257.3)	(62.1)
Net loss from discontinued operations	(57.2)	(79.9)	22.7	(28.4)
Net income	100.1	334.7	(234.6)	(70.1)
Net income attributable to noncontrolling interests from continuing operations	(43.2)	(25.5)	(17.7)	69.4
Net (loss) income attributable to noncontrolling interests from discontinued operations	(1.6)	1.4	(3.0)	(214.3)
Net income attributable to noncontrolling interests	(44.8)	(24.1)	(20.7)	85.9
Net income attributable to AECOM from continuing operations	114.1	389.1	(275.0)	(70.7)
Net loss attributable to AECOM from discontinued operations	(58.8)	(78.5)	19.7	(25.1)
Net income attributable to AECOM	$55.3	$310.6	$(255.3)	(82.2)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2023	2022
Revenue	100.0%	100.0%
Cost of revenue	93.4	93.6
Gross profit	6.6	6.4
Equity in (losses) earnings of joint ventures	(1.9)	0.4
General and administrative expenses	(1.1)	(1.1)
Restructuring costs	(1.3)	(0.8)
Income from operations	2.3	4.9
Other income	0.1	0.0
Interest income	0.3	0.1
Interest expense	(1.2)	(0.8)
Income from continuing operations before taxes	1.5	4.2
Income tax expense from continuing operations	0.4	1.0
Net income from continuing operations	1.1	3.2
Net loss from discontinued operations	(0.4)	(0.7)
Net income	0.7	2.5
Net income attributable to noncontrolling interests from continuing operations	(0.3)	(0.2)
Net (loss) income attributable to noncontrolling interests from discontinued operations	0.0	0.0
Net income attributable to noncontrolling interests	(0.3)	(0.2)
Net income attributable to AECOM from continuing operations	0.8	3.0
Net loss attributable to AECOM from discontinued operations	(0.4)	(0.7)
Net income attributable to AECOM	0.4%	2.3%

Revenue

Our revenue for the year ended September 30, 2023 increased $1,230.3 million, or 9.4%, to $14,378.5 million as compared to $13,148.2 million for the corresponding period last year.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the years ended September 30, 2023 and 2022 were $7.7 billion and $6.8 billion, respectively. Pass-through revenue as a percentage of total revenue was 53% and 52% during the year ended September 30, 2023 and 2022, respectively.

Gross Profit

Our gross profit for the year ended September 30, 2023 increased $97.5 million, or 11.5%, to $945.5 million as compared to $848.0 million for the corresponding period last year. For the year ended September 30, 2023, gross profit, as a percentage of revenue, increased to 6.6% from 6.4% in the year ended September 30, 2022.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in (Losses) Earnings of Joint Ventures

Our equity in losses of joint ventures for the year ended September 30, 2023 was $279.4 million as compared to equity in earnings of $53.6 million in the corresponding period last year.

The decrease in earnings of joint ventures for the year ended September 30, 2023 compared to the same period in the prior year was primarily due to impairment losses recorded in our AECOM Capital segment during the third quarter of fiscal 2023. These impairments were primarily as a result of a project-by-project review of the existing investment portfolio, the expected acceleration of exits from certain investments caused by a change in strategy, and volatility in the commercial real estate market caused by higher interest rates and lack of liquidity.

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2023 increased $6.3 million, or 4.3%, to $153.6 million as compared to $147.3 million for the corresponding period last year. For the years ended September 30, 2023 and 2022, general and administrative expenses as a percentage of revenue remained unchanged at 1.1%.

Restructuring Costs

Restructuring expenses are comprised of personnel costs, real estate costs, and costs associated with business exits. During fiscal year ended September 30, 2023, we incurred total restructuring expenses of $188.4 million primarily related to actions taken to align our real estate portfolio with our employee flexibility initiatives and costs incurred in preparation for the exit of certain countries in Southeast Asia. During fiscal year ended September 30, 2022, we incurred restructuring expenses of $107.5 million, primarily related to costs associated with exit of Russia-related businesses and management actions to deliver margin improvement and efficiencies that result in a more agile organization.

Interest Income

Our interest income for the year ended September 30, 2023 increased to $40.3 million from $8.2 million for the corresponding period last year.

The increase in interest income for the year ended September 30, 2023 was primarily due to an increase in interest rates on our interest-bearing assets.

Interest Expense

Our interest expense for the year ended September 30, 2023 was $159.3 million as compared to $110.2 million for the corresponding period last year.

The increase in interest expense for the year ended September 30, 2023 was primarily due to an increase in interest rates on the variable component of our debt.

Income Tax Expense

Our income tax expense for the year ended September 30, 2023 was $56.1 million compared to $136.1 million for the year ended September 30, 2022. The decrease in tax expense for the current period compared to the corresponding period last year was due primarily to a tax benefit of $65.0 million related to the AECOM Capital impairment charge, including an increase in valuation allowances of $21.0 million for the portion of the charge that is not expected to be realized, and a net tax benefit recorded in fiscal 2022 related to changes in valuation allowances providing a tax benefit of $21.9 million and foreign uncertain tax provisions generating a tax expense of $16.1 million.

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

Net loss from discontinued operations was $57.2 million for the year ended September 30, 2023 and net loss was $79.9 million for the year ended September 30, 2022, a decrease of $22.7 million. The decrease in net loss from discontinued operations for the year ended September 30, 2023 was primarily due to losses related to revisions of estimates for our working capital obligations to be paid and contingent consideration receivable related to the civil infrastructure business recorded in the first half of fiscal 2022 that did not recur to the same extent in fiscal 2023.

Net Income Attributable to AECOM

The factors described above resulted in the net income attributable to AECOM of $55.3 million for the year ended September 30, 2023, as compared to the net income attributable to AECOM of $310.6 million for the year ended September 30, 2022.

Results of Operations by Reportable Segment

Americas

	Fiscal Year Ended
	September 30,	September 30,	Change
	2023	2022	$	%

	( in millions)
Revenue	$10,975.7	$9,939.3	$1,036.4	10.4%
Cost of revenue	10,276.0	9,299.4	976.6	10.5
Gross profit	$699.7	$639.9	$59.8	9.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2023	2022
Revenue	100.0%	100.0%
Cost of revenue	93.6	93.6
Gross profit	6.4%	6.4%

Revenue

Revenue for our Americas segment for the year ended September 30, 2023 increased $1,036.4 million, or 10.4%, to $10,975.7 million as compared to $9,939.3 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2023 was primarily driven by increased project activity in the Americas design business including growth in the Water, Transportation, and Environment markets.

Gross Profit

Gross profit for our Americas segment for the year ended September 30, 2023 increased $59.8 million, or 9.3%, to $699.7 million as compared to $639.9 million for the corresponding period last year. Gross profit, as a percentage of revenue, remained unchanged at 6.4% for the years ended September 30, 2023 and 2022.

The increase in gross profit for the year ended September 30, 2023 was primarily due to revenue growth and execution efficiency. In addition, underlying revenue, excluding pass-through revenues, increased.

International

	Fiscal Year Ended
	September 30,	September 30,	Change
	2023	2022	$	%

	(in millions)
Revenue	$3,402.1	$3,206.7	$195.4	6.1%
Cost of revenue	3,157.0	3,000.8	156.2	5.2
Gross profit	$245.1	$205.9	$39.2	19.0%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2023	2022
Revenue	100.0%	100.0%
Cost of revenue	92.8	93.6
Gross profit	7.2%	6.4%

Revenue

Revenue for our International segment for the year ended September 30, 2023 increased $195.4 million, or 6.1%, to $3,402.1 million as compared to $3,206.7 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2023 was primarily due to increased growth in the United Kingdom, Middle East and Australia compared to the prior year, which more than offset the impact of the stronger U.S. dollar as compared to the functional currencies of our foreign operations. Growth was led by the Transportation, Facilities, and Water markets.

Gross Profit

Gross profit for our International segment for the year ended September 30, 2023 increased $39.2 million, or 19.0%, to $245.1 million as compared to $205.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.2% of revenue for the year ended September 30, 2023 from 6.4% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2023 was primarily due to an increase in revenue and reduced costs resulting from country exits, ongoing investments in enterprise capability centers, shared service centers, and delivery efficiency.

AECOM Capital

	Fiscal Year Ended
	September 30,	September 30,	Change
	2023	2022	$	%

	(in millions)
Revenue	$0.7	$2.2	$(1.5)	(68.2)%
Equity in earnings of joint ventures	$(303.9)	$24.4	$(328.3)	NM *
General and administrative expenses	$(12.6)	$(12.6)	$—	0.0%

* Not Meaningful

Equity in earnings of joint ventures for the year ended September 30, 2023 decreased $328.3 million, or 1345.5%, to a loss of $303.9 million compared to earnings of $24.4 million for the corresponding period in the prior year. The decrease was primarily due to impairment losses recognized in the third quarter of fiscal 2023.

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $110 million in restructuring costs in fiscal 2024 associated with ongoing restructuring actions that are expected to deliver continued margin improvement and efficiencies.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2023, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At September 30, 2023, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,262.2 million, an increase of $85.4 million, or 7.3%, from $1,176.8 million at September 30, 2022. The increase in cash and cash equivalents was primarily attributable to a decrease of $93.7 million of cash used to repurchase common stock, of which $67.9 million was related to a decrease in repurchases under the existing Board repurchase authorization.

Net cash provided by operating activities was $696.0 million for the year ended September 30, 2023 as compared to $713.6 million for the year ended September 30, 2022. The change was primarily attributable to a decrease in cash provided by working capital of approximately $84.2 million, offset by an increase in adjustments for non-cash items of approximately $301.1 million and a decrease in net income of approximately $234.6 million. The sale of trade receivables to financial institutions included in operating cash flows increased $50.0 million during the year ended September 30, 2023 compared to the year ended September 30, 2022. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $138.2 million for the year ended September 30, 2023, as compared to $175.0 million for the year ended September 30, 2022. The decrease in cash used in investing activities was primarily due to cash outflows for sale of discontinued operations of $42.3 million in fiscal year 2022 that did not repeat in the current year.

Net cash used in financing activities was $472.9 million for the year ended September 30, 2023, as compared to $588.3 million for the year ended September 30, 2022. The decrease from the prior year was primarily attributable to decreased stock repurchases under the Stock Repurchase Program. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, decreased $99.4 million, or 23.7%, to $319.2 million at September 30, 2023 from $418.6 million at September 30, 2022. Net accounts receivable and contract assets, net of contract liabilities, increased to $2,880.8 million at September 30, 2023 from $2,671.9 million at September 30, 2022.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 65 days at September 30, 2023 compared to 68 days at September 30, 2022.

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

Debt

Debt consisted of the following:

	September 30,	September 30,
	2023	2022

	(in millions)
Credit Agreement	$1,119.8	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	100.2	84.0
Total debt	2,217.3	2,224.6
Less: Current portion of debt and short-term borrowings	(89.5)	(48.6)
Less: Unamortized debt issuance costs	(14.4)	(19.3)
Long-term debt	$2,113.4	$2,156.7

The following table presents, in millions, scheduled maturities of our debt as of September 30, 2023:

Fiscal Year
2024	$89.5
2025	49.6
2026	412.6
2027	1,009.2
2028	656.4
Thereafter	—
Total	$2,217.3

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

On April 13, 2021, we entered into Amendment No. 10 to the Credit Agreement, pursuant to which the lenders thereunder provided a secured term B credit facility (the “Term B Facility”) to the Company in an aggregate principal amount of $700,000,000. The Term B Facility matures on April 13, 2028. The proceeds of the Term B Facility were used to fund the purchase price, fees and expenses in connection with our cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of our outstanding 5.875% Senior Notes due 2024.

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

On May 23, 2023, the Company entered into Amendment No. 12 to the Credit Agreement, pursuant to which LIBOR as a benchmark rate of interest was replaced by, in the case of US Dollar-denominated loans, a secured overnight financing rate subject to a spread adjustment, and, in the case of loans denominated in other currencies, other customary successor rates, subject in certain cases to a spread adjustment. On May 23, 2023, the Company entered into Amendment No. 13 to the Credit Agreement, pursuant to which the spread adjustments with respect to the Revolving Credit Facility and the Term A Facility was amended.

The applicable interest rate for loans under the Term B Facility is calculated at a per annum rate equal to, at our option, (a) the Term SOFR (as defined in the Credit Agreement) plus 1.75% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.75%.

The applicable interest rate for U.S. Dollar-denominated loans under the Revolving Credit Facility and the Term A Facility is calculated at a per annum rate equal to, at our option, (a) the Term SOFR (as defined in the Credit Agreement) plus an applicable margin (the “SOFR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin,” and together with the SOFR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The applicable interest rate for loans under the Revolving Credit Facility denominated in other currencies is calculated at a per annum rate equal to a customary floating reference rate for such currency specified in the Credit Agreement plus the SOFR Applicable Margin. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to our CO2 emissions and the percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins for the Term A Facility and the Revolving Credit Facility and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on our achievement of preset thresholds for each Sustainability Metric.

Some of our material subsidiaries (the “Guarantors”) have guaranteed the obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our and certain of our subsidiaries’ ability, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets, taken as a whole, and transact with affiliates. We are also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Financial Covenants do not apply to the Term B Facility. Our consolidated leverage ratio was 2.00 to 1.00 at September 30, 2023. As of September 30, 2023, we were in compliance with the covenants of the Credit Agreement.

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

At September 30, 2023 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under our Revolving Credit Facility. As of September 30, 2023 and September 30, 2022, we had $1,145.6 million and $1,145.6 million, respectively, available under our revolving credit facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2023, the estimated fair value of the 2027 Senior Notes was approximately $939.9 million. The fair value of the 2027 Senior Notes as of September 30, 2023 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2023.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2023 and 2022, these outstanding standby letters of credit totaled $878.9 million and $640.3 million, respectively. As of September 30, 2023, we had $416.7 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap and interest rate cap agreements during the years ended September 30, 2023, 2022 and 2021 was 5.3%, 3.8% and 4.4%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2023, 2022 and 2021 of $4.9 million, $4.9 million and $10.2 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of September 30, 2023, there was approximately $883.3 million including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2023, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $165.3 million. The total amounts of employer contributions paid for the year ended September 30, 2023 were $8.2 million for U.S. plans and $24.8 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2023, we contributed $3.0 million to multiemployer pension plans.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of September 30, 2023 and for the twelve months then ended.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

September 30, 2023
Current assets	$2,617.7
Non-current assets	3,230.7
Total assets	$5,848.4

Current liabilities	$2,414.4
Non-current liabilities	2,601.6
Total liabilities	5,016.0

Total stockholders’ equity	832.4
Total liabilities and stockholders’ equity	$5,848.4

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the twelve months ended
September 30, 2023
Revenue	$7,077.5
Cost of revenue	6,582.5
Gross profit	495.0

Net income from continuing operations	3.2
Net loss from discontinued operations	—
Net income	$3.2

Net income attributable to AECOM	$3.2

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

At September 30, 2023, we were contingently liable in the amount of approximately $883.3 million in issued standby letters of credit and $4.6 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

Our investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which we indirectly hold an equity interest and have an ongoing capital commitment to fund investments. At September 30, 2023, we have capital commitments of $8.3 million to the Fund over the next 5 years.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commercial commitments as of September 30, 2023:

		Less than	One to	Three to	More than
Contractual Obligations and Commitments	Total	One Year	Three Years	Five Years	Five Years

	(in millions)
Debt	$2,217.3	$89.5	$462.2	$1,665.6	$—
Interest on debt	483.2	147.2	251.0	85.0	—
Operating leases	794.3	164.4	255.1	161.7	213.1
Pension funding obligations(1)	35.1	35.1	—	—	—
Total contractual obligations and commitments	$3,529.9	$436.2	$968.3	$1,912.3	$213.1
(1)	Represents expected fiscal 2024 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

New Accounting Pronouncements and Changes in Accounting

In December 2019, the Financial Accounting Standards Board (FASB) issued new accounting guidance which simplifies the accounting for income taxes. The guidance amends certain exceptions to the general principles of Accounting Standards Codification (ASC) 740, Income Taxes, and simplifies several areas such as accounting for a franchise tax or similar tax that is partially based on income. We adopted the new guidance starting on October 1, 2021. The adoption of the new guidance did not have a significant impact on our consolidated financial statements.

In October 2021, the FASB issued final guidance to companies that apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance creates an exception to the general requirement to measure acquired assets and liabilities at fair value on the acquisition date. Under this exception, an acquirer applies ASC 606 to recognize and measure contract assets and contract liabilities on the acquisition date. We adopted the new guidance starting on October 1, 2022 on a prospective basis and the revised guidance will be applied to any business combinations the Company undertakes.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2023 and 2022, we had $1,119.8 million and $1,143.3 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing in the base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the year ended September 30, 2023, our weighted average floating rate borrowings were $1,485.8 million, or $846.3 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2023 would have increased by $8.6 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM

Index to Consolidated Financial Statements

September 30, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AECOM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AECOM (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 14, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Contract cost and claim recovery estimates
Description of the Matter

For the year ended September 30, 2023, contract revenues recognized by the Company were $14.4 billion. Contract revenues include $3.4 billion which relate to fixed price contracts and $4.9 billion which relate to guaranteed maximum price contracts. As described in Note 4 of the consolidated financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied.  The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company’s estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

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

As of September 30, 2023, significant claims recorded in contract assets and other non-current assets on the consolidated balance sheet were approximately $160.0 million. Revenue recognition relating to claims is highly judgmental as the amount has been disputed by the customer and it requires the Company to prepare estimates of amounts expected to be recovered. Changes in recovery estimates can have a material effect on the amount of revenue recognized.

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

Los Angeles, California

November 14, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors and Stockholders of AECOM

Opinion on Internal Control Over Financial Reporting

We have audited AECOM’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AECOM (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated November 14, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

November 14, 2023

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	September 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,030,447	$972,661
Cash in consolidated joint ventures	229,759	199,548
Total cash and cash equivalents	1,260,206	1,172,209
Accounts receivable—net	2,544,453	2,317,812
Contract assets	1,525,051	1,405,299
Prepaid expenses and other current assets	730,145	759,402
Current assets held for sale	95,221	79,000
Income taxes receivable	14,435	89,088
TOTAL CURRENT ASSETS	6,169,511	5,822,810
PROPERTY AND EQUIPMENT—NET	382,638	428,239
DEFERRED TAX ASSETS—NET	439,604	284,154
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	139,236	354,983
GOODWILL	3,418,930	3,380,761
INTANGIBLE ASSETS—NET	17,769	35,552
OTHER NON-CURRENT ASSETS	218,666	293,043
OPERATING LEASE RIGHT-OF-USE ASSETS	447,044	539,773
TOTAL ASSETS	$11,233,398	$11,139,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,085	$5,032
Accounts payable	2,190,755	2,027,314
Accrued expenses and other current liabilities	2,287,546	2,181,408
Income taxes payable	48,161	46,336
Contract liabilities	1,188,742	1,051,258
Current liabilities held for sale	45,625	49,249
Current portion of long-term debt	86,369	43,574
TOTAL CURRENT LIABILITIES	5,850,283	5,404,171
OTHER LONG-TERM LIABILITIES	123,846	135,795
OPERATING LEASE LIABILITIES, NON-CURRENT	548,851	595,308
LONG-TERM LIABILITIES HELD FOR SALE	792	200
DEFERRED TAX LIABILITY-NET	16,960	9,224
PENSION BENEFIT OBLIGATIONS	195,586	232,552
LONG-TERM DEBT	2,113,369	2,156,686
TOTAL LIABILITIES	8,849,687	8,533,936

COMMITMENTS AND CONTINGENCIES (Note 18)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2023 and 2022; issued and outstanding 136,210,883 and 138,933,907 shares as of September 30, 2023 and 2022, respectively	1,362	1,389
Additional paid-in capital	4,241,523	4,156,594
Accumulated other comprehensive loss	(926,577)	(979,675)
Accumulated deficits	(1,103,976)	(701,654)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,212,332	2,476,654
Noncontrolling interests	171,379	128,725
TOTAL STOCKHOLDERS’ EQUITY	2,383,711	2,605,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,233,398	$11,139,315

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021
Revenue	$14,378,461	$13,148,182	$13,340,852
Cost of revenue	13,432,996	12,300,208	12,542,431
Gross profit	945,465	847,974	798,421

Equity in (losses) earnings of joint ventures	(279,352)	53,640	35,044
General and administrative expenses	(153,575)	(147,309)	(155,072)
Restructuring costs	(188,404)	(107,501)	(48,840)
Income from operations	324,134	646,804	629,553

Other income	8,357	5,942	10,883
Interest income	40,251	8,210	6,720
Interest expense	(159,342)	(110,274)	(238,352)
Income from continuing operations before taxes	213,400	550,682	408,804
Income tax expense for continuing operations	56,052	136,051	89,011
Net income from continuing operations	157,348	414,631	319,793
Net loss from discontinued operations	(57,207)	(79,929)	(116,813)
Net income	100,141	334,702	202,980

Net income attributable to noncontrolling interests from continuing operations	(43,262)	(25,521)	(25,109)
Net (loss) income attributable to noncontrolling interests from discontinued operations	(1,547)	1,430	(4,686)
Net income attributable to noncontrolling interests	(44,809)	(24,091)	(29,795)

Net income attributable to AECOM from continuing operations	114,086	389,110	294,684
Net loss attributable to AECOM from discontinued operations	(58,754)	(78,499)	(121,499)
Net income attributable to AECOM	$55,332	$310,611	$173,185

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.82	$2.76	$2.00
Basic discontinued operations per share	$(0.42)	$(0.55)	$(0.82)
Basic earnings per share	$0.40	$2.21	$1.18

Diluted continuing operations per share	$0.81	$2.73	$1.97
Diluted discontinued operations per share	$(0.42)	$(0.55)	$(0.81)
Diluted earnings per share	$0.39	$2.18	$1.16

Weighted average shares outstanding:
Basic	138,614	140,768	147,279
Diluted	140,109	142,696	149,676

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021
Net income	$100,141	$334,702	$202,980

Other comprehensive income (loss), net of tax:
Net unrealized gain on derivatives, net of tax	2,165	41,002	4,541
Foreign currency translation adjustments	59,720	(220,043)	(12,601)
Pension adjustments, net of tax	(8,719)	98,893	26,591
Other comprehensive income (loss), net of tax	53,166	(80,148)	18,531
Comprehensive income, net of tax	153,307	254,554	221,511
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(44,877)	(23,241)	(30,029)
Comprehensive income attributable to AECOM, net of tax	$108,430	$231,313	$191,482

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Accumulated	Retained	Total
		Additional	Other	Earnings/	AECOM	Non-	Total
	Common	Paid-In	Comprehensive	(Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits)	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2020	$1,570	$4,035,414	$(918,674)	$174,248	$3,292,558	$120,986	$3,413,544
Net income	—	—	—	173,185	173,185	29,795	202,980
Cumulative effect of accounting standard adoption	—	—	—	(7,979)	(7,979)	—	(7,979)
Other comprehensive income	—	—	18,297	—	18,297	234	18,531
Issuance of stock	25	58,733	—	—	58,758	—	58,758
Repurchases of stock	(163)	(23,348)	—	(843,580)	(867,091)	—	(867,091)
Stock based compensation	—	44,742	—	—	44,742	—	44,742
Other transactions with noncontrolling interests	—	—	—	—	—	405	405
Disposal of noncontrolling interest of business sold	—	—	—	—	—	(24,039)	(24,039)
Contributions from noncontrolling interests	—	—	—	—	—	271	271
Distributions to noncontrolling interests	—	—	—	—	—	(10,545)	(10,545)
BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	310,611	310,611	24,091	334,702
Dividends declared	—	—	—	(85,260)	(85,260)	—	(85,260)
Other comprehensive loss	—	—	(79,298)	—	(79,298)	(850)	(80,148)
Issuance of stock	25	52,605	—	—	52,630	—	52,630
Repurchases of stock	(68)	(50,023)	—	(422,879)	(472,970)	—	(472,970)
Stock-based compensation	—	38,471	—	—	38,471	—	38,471
Other transactions with noncontrolling interests	—	—	—	—	—	772	772
Contributions from noncontrolling interests	—	—	—	—	—	185	185
Distributions to noncontrolling interests	—	—	—	—	—	(12,580)	(12,580)
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	55,332	55,332	44,809	100,141
Dividends declared	—	—	—	(100,872)	(100,872)	—	(100,872)
Other comprehensive loss	—	—	53,098	—	53,098	68	53,166
Issuance of stock	19	64,964	—	—	64,983	—	64,983
Repurchases of stock	(46)	(25,917)	—	(356,782)	(382,745)	—	(382,745)
Stock-based compensation	—	45,882	—	—	45,882	—	45,882
Contributions from noncontrolling interests	—	—	—	—	—	17,225	17,225
Distributions to noncontrolling interests	—	—	—	—	—	(19,448)	(19,448)
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,141	$334,702	$202,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,725	170,886	176,400
Equity in losses (earnings) of unconsolidated joint ventures	282,291	(46,303)	(39,104)
Distribution of earnings from unconsolidated joint ventures	41,178	27,175	46,358
Non-cash stock compensation	45,882	38,471	44,742
Prepayment premium on redemption of unsecured senior notes	—	—	117,500
Impairment of long-lived assets	86,199	—	105,194
Loss on sale of discontinued operations	43,222	48,095	52,532
Foreign currency translation	969	(31,529)	(42,728)
Deferred income tax (benefit) expense	(135,878)	22,821	(48,265)
Other	6,388	15,295	16,063
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(402,498)	236,605	533,006
Prepaid expenses and other assets	131,903	132,003	(100,526)
Accounts payable	169,514	(102,873)	(250,142)
Accrued expenses and other current liabilities	97,239	48,019	(84,073)
Contract liabilities	137,484	(7,434)	103,999
Other long-term liabilities	(83,779)	(172,297)	(129,266)
Net cash provided by operating activities	$695,980	$713,636	$704,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for sale of discontinued operations, net of cash disposed	$—	$(42,261)	$(265,876)
Investment in unconsolidated joint ventures	(59,772)	(26,672)	(57,388)
Return of investment in unconsolidated joint ventures	20,874	11,723	8,110
Proceeds from sale of investments	5,977	10,242	15,507
Proceeds from disposal of property and equipment	344	8,951	14,822
Payments for capital expenditures	(105,600)	(137,017)	(136,262)
Net cash used in by investing activities	$(138,177)	$(175,034)	$(421,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	$3,506,668	$3,618,585	$3,638,916
Repayments of borrowings under credit agreements	(3,552,639)	(3,657,308)	(2,726,347)
Redemption of unsecured senior notes	—	—	(797,252)
Prepayment premium on redemption of unsecured senior notes	—	—	(117,500)
Cash paid for debt issuance costs	—	(155)	(11,280)
Dividends paid	(96,192)	(63,288)	—
Proceeds from issuance of common stock	32,897	26,666	25,686
Proceeds from exercise of stock options	6,168	—	4,038
Payments to repurchase common stock	(379,284)	(472,970)	(867,091)
Net distributions to noncontrolling interests	(2,223)	(12,395)	(10,274)
Other financing activities	11,670	(27,450)	(11,429)
Net cash used in financing activities	$(472,935)	$(588,315)	$(872,533)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	512	(8,307)	5,493
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,380	(58,020)	(583,457)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,176,772	1,234,792	1,818,249
CASH AND CASH EQUIVALENTS AT END OF YEAR	1,262,152	1,176,772	1,234,792
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	$(1,946)	$(4,563)	$(5,596)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF YEAR	$1,260,206	$1,172,209	$1,229,196
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(153,975)	$(104,644)	$(255,679)
Net income taxes paid	$(78,448)	$(104,742)	$(114,464)

See accompanying Notes to Consolidated Financial Statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Significant Accounting Policies

Organization— AECOM and its consolidated subsidiaries provide planning, consulting, architectural and engineering design services to public and private clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government. The Company also provides construction services, including building construction and energy, infrastructure and industrial construction, primarily in the Americas.

Fiscal Year—The Company reports results of operations based on 52-or 53-week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2023, 2022 and 2021 each contained 52, 52 and 52 weeks, respectively, and ended on September 29, September 30, and October 1, respectively. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform with the current period’s presentation.

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

Goodwill is evaluated for impairment either by assessing qualitative factors or by performing a quantitative assessment. Qualitative factors, such as overall financial performance, industry or market considerations, or other relevant events, are assessed to determine if it is more likely than not that the fair value of the reporting units is less than their carrying amounts. During a quantitative impairment test, the Company estimates the fair value of the reporting unit using income and market approaches, and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. See also Note 3.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense.

2.           New Accounting Pronouncements and Changes in Accounting

In December 2019, the Financial Accounting Standards Board (FASB) issued new accounting guidance which simplifies the accounting for income taxes. The guidance amends certain exceptions to the general principles of Accounting Standards Codification (ASC) 740, Income Taxes, and simplifies several areas such as accounting for a franchise tax or similar tax that is partially based on income. The Company adopted the new guidance starting on October 1, 2021. The adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

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

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	September 30,	September 30,
	2023	2022

Cash and cash equivalents	$1.9	$4.6
Receivables and contract assets	93.3	66.2
Other	—	8.2
Current assets held for sale	$95.2	$79.0

Property and equipment, net	$14.2	$8.0
Write-down of assets to fair value less cost to sell	(14.2)	(8.0)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$45.6	$49.2
Current liabilities held for sale	$45.6	$49.2

Long-term liabilities held for sale	$0.8	$0.2

The following table represents summarized income statement information of discontinued operations (in millions):

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

Revenue	$212.8	$347.4	$771.5
Cost of revenue	223.2	360.2	760.5
Gross (loss) profit	(10.4)	(12.8)	11.0
Equity in earnings of joint ventures	(2.9)	(7.4)	4.0
Loss on disposal activities	(50.6)	(48.1)	(52.5)
Transaction costs	(0.2)	(9.7)	(15.3)
Impairment of long-lived assets	—	—	(105.2)
Loss from operations	(64.1)	(78.0)	(158.0)
Other loss	(1.0)	—	—
Interest expense	—	(0.1)	(0.5)
Loss before taxes	(65.1)	(78.1)	(158.5)
Income tax (benefit) expense	(7.9)	1.8	(41.7)
Net loss from discontinued operations	$(57.2)	$(79.9)	$(116.8)

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

Payments for capital expenditures	$(6.2)	$(2.7)	$(7.3)

The changes in the carrying value of goodwill by reportable segment for the year ended September 30, 2023 were as follows:

		Foreign
	September 30,	Exchange	September 30,
	2022	Impact	2023

	(in millions)
Americas	$2,610.7	$3.3	$2,614.0
International	770.1	34.8	804.9
Total	$3,380.8	$38.1	$3,418.9

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2023 and 2022, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2023			September 30, 2022
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Customer relationships	$663.8	$(646.0)	$17.8	$663.0	$(627.4)	$35.6	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $18.6 million and $18.9 million for the years ended September 30, 2023 and 2022, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2024	$17.1
2025	0.7
Total	$17.8

4.           Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the years ended September 30, 2023, 2022 and 2021 were $7.7 billion, $6.8 billion and $7.2 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

	(in millions)
Cost reimbursable	$6,128.8	$5,454.9	$5,319.4
Guaranteed maximum price	4,887.7	4,325.0	4,582.7
Fixed price	3,362.0	3,368.3	3,438.8
Total revenue	$14,378.5	$13,148.2	$13,340.9

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

	(in millions)
Americas	$10,976.4	$9,941.6	$10,228.3
Europe, Middle East, India, Africa	1,937.3	1,759.8	1,691.3
Asia-Australia-Pacific	1,464.8	1,446.8	1,421.3
Total revenue	$14,378.5	$13,148.2	$13,340.9

As of September 30, 2023, the Company had allocated $21.9 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months and the remaining 45% thereafter.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $1,043.7 million and $565.2 million during the years ended September 30, 2023 and 2022, respectively, that was included in contract liabilities as of September 30, 2022 and 2021, respectively.

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

Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2023	2022

	(in millions)
Billed	$2,122.2	$1,931.4
Contract retentions	516.5	490.4
Total accounts receivable—gross	2,638.7	2,421.8
Allowance for doubtful accounts and credit losses	(94.2)	(104.0)
Total accounts receivable—net	$2,544.5	$2,317.8

Substantially all contract assets as of September 30, 2023 and September 30, 2022 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $160 million and $110 million as of September 30, 2023 and 2022, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in discussed in Note 18 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at September 30, 2023 and 2022.

The Company sold trade receivables to financial institutions, of which $291.0 million and $240.3 million were outstanding as of September 30, 2023 and 2022, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.           Property and Equipment

Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30,	September 30,	Useful Lives
	2023	2022	(years)

	(in millions)
Building and land	$10.4	$9.9	10	-	45
Leasehold improvements	329.4	339.7	1	-	20
Computer systems and equipment	716.7	672.1	3	-	12
Furniture and fixtures	97.9	103.1	3	-	10
Total	1,154.4	1,124.8
Accumulated depreciation and amortization	(771.8)	(696.6)
Property and equipment, net	$382.6	$428.2

Depreciation expense for the fiscal years ended September 30, 2023, 2022 and 2021 was $152.3 million, $147.0 million, and $143.6 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

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

Contractually required support provided to the Company’s joint ventures is discussed in Note 18.

Summary of financial information of the consolidated joint ventures is as follows:

	September 30,	September 30,
	2023	2022

	(in millions)
Current assets	$806.3	$630.8
Non-current assets	75.9	73.8
Total assets	$882.2	$704.6

Current liabilities	$779.6	$530.6
Non-current liabilities	1.5	1.5
Total liabilities	781.1	532.1
Total AECOM (deficit) equity	(54.9)	56.7
Noncontrolling interests	156.0	115.8
Total owners’ equity	101.1	172.5
Total liabilities and owners’ equity	$882.2	$704.6

Total revenue of the consolidated joint ventures was $1,984.3 million, $1,411.7 million, and $826.8 million for the years ended September 30, 2023, 2022 and 2021, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30,	September 30,
	2023	2022

	(in millions)
Current assets	$1,177.4	$1,279.4
Non-current assets	996.3	1,128.7
Total assets	$2,173.7	$2,408.1

Current liabilities	$605.9	$751.4
Non-current liabilities	441.7	521.3
Total liabilities	1,047.6	1,272.7
Joint ventures’ equity	1,126.1	1,135.4
Total liabilities and joint ventures’ equity	$2,173.7	$2,408.1

AECOM’s investment in joint ventures	$139.2	$355.0

	Twelve Months Ended
	September 30,	September 30,
	2023	2022

	(in millions)
Revenue	$1,248.2	$1,801.5
Cost of revenue	1,170.7	1,743.1
Gross profit	$77.5	$58.4
Net income	$72.9	$52.1

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

	(in millions)
Pass-through joint ventures	$24.5	$29.2	$23.6
Other joint ventures	(303.9)	24.4	11.4
Total	$(279.4)	$53.6	$35.0

During fiscal 2023, the Company initiated a process to explore strategic options for the AECOM Capital business, consistent with the Company's focus on its professional services business. During the third quarter of fiscal 2023, the Company identified indicators of impairment in the equity method investments held in its AECOM Capital segment. Specifically, the Company identified evidence that the carrying value of certain of the investments in its real estate portfolio were in excess of their fair values. The Company concluded it no longer had the intent to retain certain of these investments for a period of time sufficient to allow for an anticipated recovery in market value. In the third quarter of fiscal 2023, the Company recorded an impairment loss of $307.0 million to reduce the carrying value of these investments to their estimated fair values. This impairment did not relate to investments in respect of which affiliates of AECOM Capital provide advisory services or manage third party capital. AECOM Capital will continue to manage existing investment vehicles and investments in a manner consistent with their current obligations. Fair value was determined using Level 3 inputs such as forecasted cash flows and comparable sales prices.

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

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2023		2022		2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$198.1	$791.2	$265.4	$1,470.8	$283.9	$1,440.3
Service cost	—	0.3	—	0.5	—	0.5
Participant contributions	0.1	0.2	0.1	0.3	0.1	0.3
Interest cost	9.8	47.7	4.7	24.1	4.3	21.6
Benefits and expenses paid	(17.2)	(42.2)	(18.4)	(44.3)	(18.5)	(48.6)
Actuarial (gain) loss	(8.8)	(112.5)	(51.9)	(458.1)	(3.7)	(4.7)
Plan settlements	(1.5)	(1.5)	(1.8)	(2.2)	(0.7)	(5.9)
Transfers in	0.7	—	—	—	—	—
Plan amendments	—	—	—	—	—	0.4
Foreign currency translation (gain) loss	—	73.0	—	(199.9)	—	66.9
Benefit obligation at end of year	$181.2	$756.2	$198.1	$791.2	$265.4	$1,470.8

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2023		2022		2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$101.4	$683.5	$138.9	$1,251.8	$129.6	$1,166.2
Actual return on plan assets	7.8	(54.2)	(27.2)	(374.5)	14.7	61.1
Employer contributions	8.2	24.8	9.8	23.6	13.7	25.2
Participant contributions	0.1	0.2	0.1	0.3	0.1	0.3
Benefits and expenses paid	(17.2)	(42.2)	(18.4)	(44.3)	(18.5)	(48.6)
Plan settlements	(1.5)	(1.5)	(1.8)	(2.2)	(0.7)	(5.9)
Foreign currency translation (loss) gain	—	62.7	—	(171.2)	—	53.5
Fair value of plan assets at end of year	$98.8	$673.3	$101.4	$683.5	$138.9	$1,251.8

	Fiscal Year Ended
	September 30, 2023		September 30, 2022		September 30, 2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(82.4)	$(82.9)	$(96.7)	$(107.7)	$(126.5)	$(219.0)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A
Net amount recognized at end of year	$(82.4)	$(82.9)	$(96.7)	$(107.7)	$(126.5)	$(219.0)

The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2023, 2022 and 2021:

	Fiscal Year Ended
	September 30, 2023		September 30, 2022		September 30, 2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$38.7	$—	$36.8	$—	$47.5
Accrued expenses and other current liabilities	(8.4)	—	(8.6)	—	(9.1)	—
Pension benefit obligations	(74.0)	(121.6)	(88.1)	(144.5)	(117.4)	(266.5)
Net amount recognized in the balance sheet	$(82.4)	$(82.9)	$(96.7)	$(107.7)	$(126.5)	$(219.0)

The following table details the reconciliation of amounts in the consolidated statements of stockholders’ equity for the fiscal years ended September 30, 2023, 2022 and 2021:

	Fiscal Year Ended
	September 30, 2023		September 30, 2022		September 30, 2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of amounts in consolidated statements of stockholders’ equity:
Prior service cost	$(0.1)	$(1.2)	$(0.1)	$(1.2)	$(0.1)	$(1.6)
Net loss	(77.5)	(207.1)	(91.7)	(187.1)	(116.5)	(279.5)
Total recognized in accumulated other comprehensive loss	$(77.6)	$(208.3)	$(91.8)	$(188.3)	$(116.6)	$(281.1)

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for fiscal years ended September 30, 2023, 2022 and 2021:

	Fiscal Year Ended
	September 30, 2023		September 30, 2022		September 30, 2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.3	$—	$0.5	$—	$0.5
Interest cost on projected benefit obligation	9.8	47.7	4.7	24.1	4.3	21.6
Expected return on plan assets	(5.8)	(60.8)	(5.6)	(41.4)	(6.5)	(43.5)
Amortization of prior service costs	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	3.5	(0.6)	5.6	6.9	5.9	9.2
Settlement (gain) loss recognized	(0.1)	0.2	0.2	0.3	0.2	0.8
Net periodic benefit cost (credit)	$7.4	$(13.1)	$4.9	$(9.5)	$3.9	$(11.3)

The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $3.1 million, $18.8 million, and $9.3 million in the years ended September 30, 2023, 2022 and 2021, respectively.

Amounts included in accumulated other comprehensive loss as of September 30, 2023 that are expected to be recognized as components of net periodic benefit cost during fiscal 2024 are (in millions):

	U.S.	Int’l
Amortization of prior service cost	$—	$(0.1)
Amortization of net actuarial (losses) gain	(3.1)	2.3
Total	$(3.1)	$2.2

The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2023		2022		2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Projected benefit obligation	$168.8	$628.1	$184.8	$601.4	$247.8	$1,248.8
Accumulated benefit obligation	$168.8	$628.1	$184.8	$600.1	$247.8	$1,243.9
Fair value of plan assets	$98.8	$506.5	$101.4	$456.9	$138.9	$982.4

Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $22.2 million to the international plans in fiscal 2024. The required minimum contributions for U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $12.9 million to U.S. plans in fiscal 2024.

The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int’l
2024	$20.2	$47.1
2025	19.3	45.0
2026	19.1	46.3
2027	18.1	47.8
2028	17.4	49.3
2029-2033	74.3	267.6
Total	$168.4	$503.1

The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2023		2022		2021
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.76%	5.65%	5.40%	5.27%	2.46%	1.98%
Salary increase rate	N/A	3.06%	N/A	3.48%	N/A	3.13%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.40%	5.27%	2.46%	1.98%	2.20%	1.67%
Salary increase rate	N/A	3.48%	N/A	3.13%	N/A	2.68%
Expected long-term rate of return on plan assets	7.00%	6.04%	6.25%	3.93%	6.80%	3.95%

Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

The following table summarizes the Company’s target allocation for 2023 and pension plan asset allocation, both U.S. and international, as of September 30, 2023 and 2022:

			Percentage of Plan Assets
			as of September 30,
	Target Allocations		2023		2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Asset Category:
Equities	32%	27%	33%	24%	36%	20%
Debt	58	61	56	62	48	47
Cash	2	—	2	4	5	15
Property and other	8	12	9	10	11	18
Total	100%	100%	100%	100%	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.00% and 6.04% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2023 for U.S. and non-U.S. plans, respectively.

As of September 30, 2023, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2023
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2023	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$29.5	$20.2	$9.3	$—	$—
Debt securities	338.3	338.3	—	—	—
Investment funds:
Diversified and equity funds	43.5	30.3	13.2	—	—
Fixed income funds	26.1	21.7	4.4	—	—
Common collective funds	372.0	—	—	—	372.0
Derivative instruments	(37.3)	1.5	(38.8)	—	—
Total	$772.1	$412.0	$(11.9)	$—	$372.0

As of September 30, 2022, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2022
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2022	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$104.8	$99.0	$5.8	$—	$—
Debt securities	339.1	339.1	—	—	—
Investment funds:
Diversified and equity funds	22.2	7.3	14.9	—	—
Fixed income funds	7.9	5.7	2.2	—	—
Common collective funds	451.6	—	—	—	451.6
Derivative instruments	(140.7)	—	(140.7)	—	—
Total	$784.9	$451.1	$(117.8)	$—	$451.6

Changes for the year ended September 30, 2022 in the fair value of the Company’s recurring post-retirement plan Level 3 assets are as follows:

		Actual return	Actual return
		on plan assets,	on plan assets,			Change
	September 30,	relating to	relating to		Transfer	due to
	2021	assets still	assets sold	Purchases,	into /	exchange	September 30,
	Beginning	held at	during the	sales and	(out of)	rate	2022
	balance	reporting date	period	settlements	Level 3	changes	Ending balance

(in millions)
Level 3 Assets	$4.0	$—	$(0.2)	$(3.5)	$—	$(0.3)	$—

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

Hedge funds categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. As of September 30, 2023, there were no material changes to the valuation techniques.

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

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $3.0 million and $2.9 million for the years ended September 30, 2023 and 2022, respectively. At September 30, 2023 and 2022, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

8. Debt

Debt consisted of the following:

	September 30,	September 30,
	2023	2022

	(in millions)
Credit Agreement	$1,119.8	$1,143.3
2027 Senior Notes	997.3	997.3
Other debt	100.2	84.0
Total debt	2,217.3	2,224.6
Less: Current portion of debt and short-term borrowings	(89.5)	(48.6)
Less: Unamortized debt issuance costs	(14.4)	(19.3)
Long-term debt	$2,113.4	$2,156.7

The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2023:

Fiscal Year
2024	$89.5
2025	49.6
2026	412.6
2027	1,009.2
2028	656.4
Thereafter	—
Total	$2,217.3

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

On April 13, 2021, the Company entered into Amendment No. 10 to the Credit Agreement, pursuant to which the lenders thereunder provided a secured term B credit facility (the “Term B Facility”) to the Company in an aggregate principal amount of $700,000,000. The Term B Facility matures on April 13, 2028. The proceeds of the Term B Facility were used to fund the purchase price, fees and expenses in connection with the Company’s cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of its outstanding 5.875% Senior Notes due 2024.

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

On May 23, 2023, the Company entered into Amendment No. 12 to the Credit Agreement, pursuant to which LIBOR as a benchmark rate of interest was replaced by, in the case of US Dollar-denominated loans, a secured overnight financing rate subject to a spread adjustment, and, in the case of loans denominated in other currencies, other customary successor rates, subject in certain cases to a spread adjustment. On May 23, 2023, the Company entered into Amendment No. 13 to the Credit Agreement, pursuant to which the spread adjustments with respect to the Revolving Credit Facility and the Term A Facility was amended.

The applicable interest rate for loans under the Term B Facility is calculated at a per annum rate equal to, at the Company’s option, (a) the Term SOFR (as defined in the Credit Agreement) plus 1.75% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.75%.

The applicable interest rate for U.S. Dollar-denominated loans under the Revolving Credit Facility and the Term A Facility  is calculated at a per annum rate equal to, at the Company’s option, (a) the Term SOFR (as defined in the Credit Agreement) plus an applicable margin (the “SOFR Applicable Margin”), which is currently at 1.2250% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin (the “Base Rate Applicable Margin,” and together with the SOFR Applicable Margin, the “Applicable Margins”), which is currently at 0.2250%. The applicable interest rate for loans under the Revolving Credit Facility denominated in other currencies is calculated at a per annum rate equal to a customary floating reference rate for such currency specified in the Credit Agreement plus the SOFR Applicable Margin. The Credit Agreement includes certain environmental, social and governance (ESG) metrics relating to the Company’s CO2 emissions and its percentage of employees who identify as women (each, a “Sustainability Metric”). The Applicable Margins for the Term A Facility and the Revolving Credit Facility and the commitment fees for the Revolving Credit Facility will be adjusted on an annual basis based on the Company’s achievement of preset thresholds for each Sustainability Metric.

Some of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets, taken as a whole, and transact with affiliates. The Company is also required to maintain a consolidated interest coverage ratio of at least 3.00 to 1.00 and a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Financial Covenants do not apply to the Term B Facility. The Company’s consolidated leverage ratio was 2.00 to 1.00 at September 30, 2023. As of September 30, 2023, the Company was in compliance with the covenants of the Credit Agreement.

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

At September 30, 2023 and September 30, 2022, letters of credit totaled $4.4 million and $4.4 million, respectively, under our Revolving Credit Facility. As of September 30, 2023 and September 30, 2022, we had $1,145.6 million and $1,145.6 million, respectively, available under our revolving credit facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2023, the estimated fair value of the 2027 Senior Notes was approximately $939.9 million. The fair value of the 2027 Senior Notes as of September 30, 2023 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2023.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2023 and September 30, 2022, these outstanding standby letters of credit totaled $878.9 million and $640.3 million, respectively. As of September 30, 2023, the Company had $416.7 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the years ended September 30, 2023, 2022 and 2021 was 5.3%, 3.8% and 4.4%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2023, 2022 and 2021 of $4.9 million, $4.9 million and $10.2 million, respectively.

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

September 30, 2023
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

In the third quarter of fiscal 2022, the Company purchased interest rate cap agreements with a notional value of $300.0 million to manage interest rate exposure of its variable rate loans. The caps became effective on June 30, 2022 and terminate in March 2028. The caps reduce the Company’s exposure to one-month SOFR. In the event one-month SOFR exceeds 3.465%, the Company will pay the spread between prevailing one-month SOFR and 3.465%.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2023, 2022 and 2021.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2023 and were $17.2 million and $37.5 million, respectively. The fair values of the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2022 were $9.4 million and $41.8 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income for the years ended September 30, 2023, 2022 and 2021. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

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

During the fourth quarter of fiscal 2023, the Company approved a restructuring plan primarily to optimize its office real estate portfolio with its freedom to grow strategy, which initiated a review of the carrying value of right-of-use assets and leasehold improvements. In connection with the review, the Company identified leased assets that were no longer recoverable. The Company recorded an impairment charge of  $86.2 million to reduce its right-of-use assets and leasehold improvements to their fair values and recorded the expense in restructuring costs on the Consolidated Statement of Operations. Fair value was determined primarily using Level 3 inputs, such as discounted cash flows.

The components of lease expenses are as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021

	(in millions)
Operating lease cost	$164.0	$172.5	$186.5
Finance lease cost:
Amortization of right-of-use assets	23.1	18.0	13.0
Interest on lease liabilities	2.6	2.2	2.0
Variable lease cost	34.1	34.0	35.5
Total lease cost	$223.8	$226.7	$237.0

Additional balance sheet information related to leases is as follows:

(in millions except as noted)	Balance Sheet Classification	September 30, 2023	September 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$447.0	$539.8
Finance lease assets	Property and equipment – net	64.8	49.4
Total lease assets		$511.8	$589.2

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$139.8	$145.6
Finance lease liabilities	Current portion of long-term debt	25.0	18.1
Total current lease liabilities		164.8	163.7
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	548.9	595.3
Finance lease liabilities	Long-term debt	39.8	32.0
Total non-current lease liabilities		$588.7	$627.3

	As of
	September 30, 2023	September 30, 2022	September 30, 2021
Weighted average remaining lease term (in years):
Operating leases	6.4	6.5	6.9
Finance leases	2.9	3.1	3.5
Weighted average discount rates:
Operating leases	4.3%	4.0%	4.3%
Finance leases	4.1%	3.8%	4.3%

Additional cash flow information related to leases is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$188.3	$201.8	$221.4
Operating cash flows from finance leases	2.5	2.2	2.0
Financing cash flows from finance leases	23.7	19.8	13.7
Right-of-use assets obtained in exchange for new operating leases	96.6	90.9	102.7
Right-of-use assets obtained in exchange for new finance leases	37.5	26.2	28.5

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2024	$164.4	$27.2
2025	142.3	21.3
2026	112.8	14.3
2027	86.0	5.8
2028	75.7	0.5
Thereafter	213.1	—
Total lease payments	$794.3	$69.1
Less: Amounts representing interest	$(105.6)	$(4.3)
Total lease liabilities	$688.7	$64.8

12.         Stockholders’ Equity

Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

13.         Share-Based Payments

Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company’s insider trading policy. Compensation expense for the employer contributions related to AECOM stock issued under defined contribution plans during fiscal years ended September 30, 2023, 2022 and 2021 was $23.1 million, $22.7 million, and $26.1 million, respectively.

Stock Incentive Plans—Under the 2020 Stock Incentive Plan, the Company has up to 10.2 million securities remaining available for future issuance as of September 30, 2023. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant.  Unexercised options expire seven years after date of grant.

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

Restricted stock unit, PEP unit, and Stock Option activity for the year ended September 30 was as follows:

		Weighted		Weighted
		Average		Average		Weighted
	Restricted	Grant-Date		Grant-Date		Average
	Stock Units	Fair Value	PEP Units	Fair Value	Stock Options	Exercise Price
	(in millions)		(in millions)		(in millions)
Outstanding at September 30, 2020	2.1	$35.56	1.6	$33.86	0.4	$36.41
Granted	0.4	$49.21	0.3	$52.76	—	$—
PEP units earned (unearned)	—	$—	0.1	$37.37	—	$—
Vested / Exercised	(0.9)	$36.24	(0.6)	$38.13	(0.1)	$31.62
Cancelled	(0.3)	$36.89	(0.2)	$37.53	—	$—
Outstanding at September 30, 2021	1.3	$38.88	1.2	$37.22	0.3	$38.72
Granted	0.3	$74.30	0.2	$85.46	—	$—
PEP units earned (unearned)	—	$—	0.6	$27.90	—	$—
Vested / Exercised	(0.5)	$29.44	(1.3)	$27.90	—	$—
Cancelled	(0.1)	$49.74	—	$56.64	—	$—
Outstanding at September 30, 2022	1.0	$53.05	0.7	$60.60	0.3	$38.72
Granted	0.3	$83.64	0.2	$94.64	—	$—
PEP units earned (unearned)	—	$—	0.2	$43.19	—	$—
Vested / Exercised	(0.4)	$44.35	(0.4)	$43.19	(0.2)	$38.72
Cancelled	(0.1)	$62.09	—	$71.71	—	$—
Outstanding at September 30, 2023	0.8	$68.34	0.7	$75.54	0.1	$38.72

Total compensation expense related to these share-based payments including stock options was $45.9 million, $38.5 million, and $44.7 million during the years ended September 30, 2023, 2022 and 2021, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2023 and 2022 was $48.3 million and $45.9 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

14.         Income Taxes

Income (loss) before income taxes included loss from domestic operations of $129.2 million, income of $235.2 million, and income of $98.6 million for fiscal years ended September 30, 2023, 2022 and 2021 and income from foreign operations of $342.6 million, $315.4 million, and $310.2 million for fiscal years ended September 30, 2023, 2022 and 2021.

Income tax expense was comprised of:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

	(in millions)
Current:
Federal	$67.7	$22.8	$32.2
State	71.9	16.0	6.8
Foreign	52.8	75.8	53.2
Total current income tax expense	192.4	114.6	92.2
Deferred:
Federal	(71.8)	22.1	(28.8)
State	(84.3)	11.8	18.8
Foreign	19.8	(12.4)	6.8
Total deferred income tax benefit	(136.3)	21.5	(3.2)
Total income tax expense	$56.1	$136.1	$89.0

The major elements contributing to the difference between the U.S. federal statutory rate of 21% for fiscal years ended September 30, 2023, 2022 and 2021 and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%

	(in millions)
Tax at federal statutory rate	$44.8	21.0%	$115.6	21.0%	$85.8	21.0%
State income tax, net of federal benefit	(7.1)	(3.3)	20.2	3.7	8.0	2.0
Foreign residual income	59.4	27.8	46.4	8.4	45.6	11.1
Valuation allowance	16.6	7.8	(18.0)	(3.3)	12.4	3.0
Nondeductible costs	10.7	5.0	19.7	3.6	6.0	1.5
Change in uncertain tax positions	9.4	4.4	15.4	2.8	8.5	2.1
Audit settlement	1.9	0.9	(1.5)	(0.3)	10.4	2.5
Foreign tax rate differential	0.2	0.1	1.1	0.2	8.8	2.1
Income tax credits and incentives	(68.2)	(31.9)	(51.0)	(9.3)	(51.3)	(12.5)
Exclusion of tax on non-controlling interests	(9.4)	(4.4)	(5.1)	(0.9)	(6.1)	(1.5)
Tax exempt income	(3.3)	(1.5)	(5.9)	(1.1)	(5.4)	(1.3)
Tax rate changes	(3.2)	(1.5)	(4.1)	(0.7)	(26.8)	(6.5)
Return to provision	(0.5)	(0.2)	(1.5)	(0.3)	(9.5)	(2.3)
Other items, net	4.8	2.1	4.8	0.9	2.6	0.6
Total income tax expense	$56.1	26.3%	$136.1	24.7%	$89.0	21.8%

During fiscal 2023, valuation allowances in the amount of $21.0 million related to the AECOM Capital impairment charge were established for the portion of the charge that is not expected to be realized.

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

The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2023	2022

	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$92.2	$91.6
Net operating loss carryforwards	102.3	113.7
Self-insurance reserves	23.2	4.5
Research and experimentation and other tax credits	43.1	111.4
Pension liability	44.7	52.1
Accrued liabilities	295.1	280.4
Capital loss carryforward	64.0	64.4
Partnership investment	102.0	—
Other	7.1	5.3
Total deferred tax assets	773.7	723.4
Deferred tax liabilities:
Unearned revenue	(7.0)	(1.5)
Depreciation and amortization	(13.1)	(111.4)
Acquired intangible assets	(5.4)	(11.2)
Investment in subsidiaries	(10.7)	(10.8)
Right of use assets	(94.0)	(125.6)
Contingent consideration	(34.2)	(33.6)
Other	(15.5)	—
Total deferred tax liabilities	(179.9)	(294.1)
Valuation allowance	(171.2)	(154.4)
Net deferred tax assets	$422.6	$274.9

As of September 30, 2023, and 2022, the Company has available unused federal, foreign and state net operating loss (NOL) carryforwards of $757.5 million and $848.0 million, respectively, which expire at various dates over the next several years and capital loss carryforwards of $199.4 million and $205.2 million, respectively, which mostly expire in 2025; some foreign NOL carryforwards never expire. In addition, as of September 30, 2023, the Company has unused state and foreign research and development credits of $27.2 million and $9.6 million, respectively, and other credits of $10.4 million which expire at various dates over the next several years.

As of September 30, 2023 and 2022, gross deferred tax assets were $773.7 million and $723.4 million, respectively. The Company has recorded a valuation allowance of $171.2 million and $154.4 million as of September 30, 2023 and 2022, respectively, primarily related to foreign and state net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company’s assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $602.5 million will be realized and, as such, no additional valuation allowance has been provided. The net increase in the valuation allowance of $16.8 million is primarily attributable to an increase in valuation allowances of $21.0 million related to the AECOM Capital impairment charge in the US, a decrease in valuation allowances on foreign net operating losses and currency translation adjustments of $3.3 million, and decreases in valuation allowances of $0.9 million related to state net operating losses and credits.

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

As of September 30, 2023, and 2022, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $79.5 million and $70.5 million, respectively. The gross unrecognized tax benefits as of September 30, 2023 and 2022 were $62.1 million and $55.2 million, respectively, excluding interest, penalties, and related tax benefit. Of the $62.1 million, approximately $60.7 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2023	2022

	(in millions)
Balance at the beginning of the year	$55.2	$46.4
Gross increase in current period’s tax positions	3.5	17.4
Gross increase in prior years’ tax positions	17.9	2.4
Gross decrease in prior years’ tax positions	(13.3)	(8.0)
Decrease due to settlement with tax authorities	(1.0)	(1.4)
Decrease due to lapse of statute of limitations	—	(0.5)
Gross change due to foreign exchange fluctuations	(0.2)	(1.1)
Balance at the end of the year	$62.1	$55.2

The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2023, the accrued interest and penalties were $24.4 million and $1.5 million, respectively, excluding any related income tax benefits. As of September 30, 2022, the accrued interest and penalties were $20.5 million and $1.7 million, respectively, excluding any related income tax benefits.

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

The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2023	2022	2021

	(in millions)
Denominator for basic earnings per share	138.6	140.8	147.3
Potential common shares	1.5	1.9	2.4
Denominator for diluted earnings per share	140.1	142.7	149.7

16.         Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2023	2022

	(in millions)
Accrued salaries and benefits	$599.8	$602.2
Accrued contract costs	1,340.4	1,246.0
Other accrued expenses	347.3	333.2
	$2,287.5	$2,181.4

Accrued contract costs above include balances related to professional liability accruals of $809.6 million and $789.3 million as of September 30, 2023 and 2022, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2023 and 2022. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the twelve months ended September 30, 2023 and 2022. For the year ended September 30, 2023, the Company incurred restructuring expenses of $188.4 million, included personnel and other costs of $91.6 million and real estate costs of $96.8 million, of which $53.3 million was accrued and unpaid at September 30, 2023. During the year ended September 30, 2022, the Company incurred restructuring expenses of $107.5 million, of which $69.1 million was related to the exit of our Russia-related businesses. The remaining $38.4 million related to actions to improve margins and deliver efficiencies. These expenses included personnel and other costs of $27.5 million and real estate costs of $10.9 million, of which $7.9 million was accrued and unpaid at September 30, 2022.

On September 13, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, which was paid on October 20, 2023 to stockholders of record as of the close of business on October 5, 2023. As of September 30, 2023, accrued and unpaid dividends totaled $26.7 million and were classified within other accrued expenses on the consolidated balance sheet.

17.         Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the years ended September 30, 2023, 2022 and 2021 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2020	$(342.8)	$(567.3)	$(8.6)	$(918.7)
Other comprehensive income (loss) before reclassification	14.6	(12.8)	0.8	2.6
Amounts reclassified from accumulated other comprehensive loss	12.0	—	3.7	15.7
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	89.9	(238.7)	37.9	(110.9)
Amounts reclassified from accumulated other comprehensive loss	9.0	19.5	3.1	31.6
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive (loss) income before reclassification	(10.9)	59.6	10.7	59.4
Amounts reclassified from accumulated other comprehensive loss	2.2	—	(8.5)	(6.3)
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2023 and 2022, these outstanding standby letters of credit totaled $878.9 million and $640.3 million, respectively. As of September 30, 2023, the Company had $416.7 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At September 30, 2023, the Company was contingently liable in the amount of approximately $883.3 million in issued standby letters of credit and $4.6 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At September 30, 2023, the Company has capital commitments of $8.3 million to the Fund over the next 5 years.

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

19.         Reportable Segments and Geographic Information

The Company’s reportable segments are presented according to their geographic regions and business activities. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to public and private clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to public and private clients in Europe, the Middle East, India, Africa, and the Asia-Australia-Pacific regions.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Fiscal Year Ended September 30, 2023:
Revenue	$10,975.7	$3,402.1	$0.7	$—	$14,378.5
Gross profit	699.7	245.1	0.7	—	945.5
Equity in earnings of joint ventures	14.9	9.6	(303.9)	—	(279.4)
General and administrative expenses	—	—	(12.6)	(141.0)	(153.6)
Restructuring costs	—	—	—	(188.4)	(188.4)
Operating income	714.6	254.7	(315.8)	(329.4)	324.1
Segment assets	7,433.1	2,536.2	64.5	1,104.4
Gross profit as a % of revenue	6.4%	7.2%	—	—	6.6%

Fiscal Year Ended September 30, 2022:
Revenue	$9,939.3	$3,206.7	$2.2	$—	$13,148.2
Gross profit	639.9	205.9	2.2	—	848.0
Equity in earnings of joint ventures	13.9	15.3	24.4	—	53.6
General and administrative expenses	—	—	(12.6)	(134.7)	(147.3)
Restructuring costs	—	—	—	(107.5)	(107.5)
Operating income	653.8	221.2	14.0	(242.2)	646.8
Segment assets	7,232.2	2,467.9	264.9	1,095.3
Gross profit as a % of revenue	6.4%	6.4%	—	—	6.4%

Fiscal Year Ended September 30, 2021:
Revenue	$10,226.3	$3,112.6	$2.0	$—	$13,340.9
Gross profit	631.6	164.8	2.0	—	798.4
Equity in earnings of joint ventures	11.4	12.2	11.4	—	35.0
General and administrative expenses	—	—	(11.1)	(143.9)	(155.0)
Restructuring costs	—	—	—	(48.8)	(48.8)
Operating income	643.0	177.0	2.3	(192.7)	629.6
Segment assets	7,204.6	2,764.5	234.6	1,390.9
Gross profit as a % of revenue	6.2%	5.3%	—	—	6.0%

Geographic Information:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
Long-Lived Assets	2023	2022	2021

	(in millions)
Americas	$3,478.5	$3,906.7	$3,922.8
Europe, Middle East, India, Africa	803.5	763.6	872.3
Asia-Australia-Pacific	342.3	362.1	405.0
Total	$4,624.3	$5,032.4	$5,200.1

Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20.         Major Clients

No single client accounted for 10% or more of the Company’s revenue in any of the past five fiscal years. Approximately 5%, 6%, and 8% of the Company’s revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2023, 2022 and 2021, respectively.

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at	Additions		Other and	Balance at
	Beginning	Charged to Cost		Foreign	the End of
	of Year	of Revenue	Deductions(a)	Exchange Impact	the Year
Allowance for Doubtful Accounts
Fiscal Year 2023	$104.0	$40.9	$(50.8)	$0.1	$94.2
Fiscal Year 2022	$92.8	$43.9	$(29.6)	$(3.1)	$104.0
Fiscal Year 2021	$77.9	$29.1	$(14.9)	$0.7	$92.8
(a)	Primarily relates to accounts written-off and recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2023 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2023. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2023 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the quarterly period ended September 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

As previously reported on our Form 8-K filed March 31, 2023, disclosing the Company’s 2023 Annual Meeting of Stockholders (“2023 Annual Meeting”) results, the holders of a majority of the shares of common stock present in person or represented by proxy and entitled to vote on the proposal voted to hold future advisory votes on the Company’s executive compensation every year. In light of these results and in accordance with its previous recommendation in the proxy statement for the 2023 Annual Meeting, the Company’s Board of Directors (the “Board”) determined that the Company will hold future advisory votes on the approval of executive compensation of the Company’s named executive officers on an annual basis. The Board will reevaluate this determination after the next shareholder advisory vote on the frequency of future advisory votes on approval of executive compensation of the Company’s named executive officers, which is required to occur no later than the Company’s 2029 annual meeting of shareholders. This disclosure is intended to satisfy the requirements of Item 5.07(d) of Form 8-K.

The Company expects to incur restructuring costs of approximately $50 million to $70 million in fiscal year 2024 primarily related to ongoing actions that are expected to deliver continued margin improvement and efficiencies. Total cash costs for restructuring in fiscal year 2024 are expected to be approximately $110 million.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2023 year end.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2023 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plans” of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2023 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2023 year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2023 year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)	The Company’s Consolidated Financial Statements at September 30, 2023 and 2022 and for each of the three years in the period ended September 30, 2023 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.
(2)	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2023, 2022 and 2021.
(3)	See Exhibits and Index to Exhibits, below.
(b)	Exhibits.

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/2014
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Third Amended and Restated Bylaws	8-K	3.1	5/19/2023
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Description of Registrant’s Securities.	10-K	4.2	11/19/2020
4.3	Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.4	First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.3	3/14/2018
4.5	Second Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	10-Q	10.2	5/6/2020
4.6	Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.7	Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.8	Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.9	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/2016
4.10	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.11	Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.12	Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer.	10-K	4.21	11/13/2018
4.13	Amendment No. 7 to Credit Agreement, dated as of January 28, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A, as administrative agent.	8-K	10.1	2/3/2020
4.14	Amendment No. 8 to the Credit Agreement, dated as of May 1, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as of administrative agent.	10-Q	10.3	5/6/2020
4.15	2021 Refinancing Amendment to Credit Agreement, dated as of February 8, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	10-Q	10.2	2/10/2021
4.16	Amendment No. 10 to Credit Agreement, dated as of April 13, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	4/13/2021

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.17	Amendment No. 11 to Credit Agreement, dated as of June 25, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	6/25/2021
4.18	Amendment No. 12 to the Credit Agreement, dated as of May 23, 2023, by and among AECOM and Bank of America, N.A., as Administrative Agent	10-Q	10.1	8/9/2023
4.19	Amendment No. 13 to Credit Agreement, dated as of May 23, 2023, by and among AECOM and the lenders party thereto, and Bank of America, N.A., as Administrative Agent	10-Q	10.2	8/9/2023
10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives.	10-Q	10.1	2/7/2018
10.3#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.4#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.5#	Form of Restricted Stock Unit Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.2	12/21/2012
10.6#	Standard Terms and Conditions for Performance Earnings Program under AECOM Technology Corporation 2006 Stock Incentive Plan.	8-K	10.3	12/5/2008
10.7#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.8#	Form Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the 2016 Stock Incentive.	10-Q	10.3	5/11/2016
10.9#	Form Standard Terms and Conditions for Restricted Stock Units under the 2016 Stock Incentive Plan.	10-Q	10.4	5/11/2016
10.10#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan.	10-Q	10.5	5/11/2016
10.11#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/2016
10.12#	Standard Terms and Conditions for Performance Earnings Program and Performance Criteria.	8-K	10.1	12/15/2016
10.13#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.14#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.15#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.16#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.17#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.18#	AECOM Amended and Restated Employee Stock Purchase Plan.	DEF 14A	Annex A	1/23/2019

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.19#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2019).	10-Q	10.1	2/6/2019
10.20#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2020).	10-Q	10.1	2/5/2020
10.23#	AECOM 2020 Stock Incentive Plan.	DEF 14A	Annex A	1/23/2020
10.24#	Letter Agreement between AECOM and W. Troy Rudd dated June 13, 2020.	10-Q	10.1	8/5/2020
10.25#	Letter Agreement between AECOM and Lara Poloni dated June 13, 2020.	10-Q	10.2	8/5/2020
10.26#	Senior Leadership Severance Plan.	10-Q	10.3	8/5/2020
10.27#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2021)	10-Q	10.1	2/10/21
10.28#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2023)	10-Q	10.1	2/7/2023
10.29#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal 2023)	10-Q	10.2	2/7/2023
10.30#	Employment Agreement, dated March 1, 2023, by and between AECOM and Lara Poloni	10-Q	10.1	5/9/2023
21.1	Subsidiaries of AECOM.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL.				X
#	Management contract or compensatory plan or arrangement.

*	Document has been furnished and not filed.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

By:	/s/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer
(Principal Financial Officer)
Date:	November 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. TROY RUDD W. Troy Rudd	Chief Executive Officer (Principal Executive Officer)	November 14, 2023

/s/ GAURAV KAPOOR Gaurav Kapoor	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	November 14, 2023

/s/ BRADLEY W. BUSS Bradley W. Buss	Director	November 14, 2023

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	November 14, 2023

/s/ KRISTY PIPES Kristy Pipes	Director	November 14, 2023

/s/ DOUGLAS W. STOTLAR	Director (Chairman)	November 14, 2023
Douglas W. Stotlar

/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director	November 14, 2023

/s/ SANDER VAN’T NOORDENDE	Director	November 14, 2023
Sander van’t Noordende

/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 14, 2023