Form 10-Q
period 2024-03-31
AECOM
filed 2024-05-07
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, 136,127,400 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	March 31,	September 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$910,934	$1,030,447
Cash in consolidated joint ventures	274,872	229,759
Total cash and cash equivalents	1,185,806	1,260,206
Accounts receivable—net	2,646,722	2,544,453
Contract assets	1,805,622	1,525,051
Prepaid expenses and other current assets	725,847	730,145
Current assets held for sale	105,091	95,221
Income taxes receivable	28,698	14,435
TOTAL CURRENT ASSETS	6,497,786	6,169,511
PROPERTY AND EQUIPMENT—NET	372,384	382,638
DEFERRED TAX ASSETS—NET	444,957	439,604
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	137,422	139,236
GOODWILL	3,446,984	3,418,930
INTANGIBLE ASSETS—NET	16,111	17,769
OTHER NON-CURRENT ASSETS	118,899	218,666
OPERATING LEASE RIGHT-OF-USE ASSETS	422,850	447,044
TOTAL ASSETS	$11,457,393	$11,233,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,914	$3,085
Accounts payable	2,304,539	2,190,755
Accrued expenses and other current liabilities	2,385,201	2,287,546
Income taxes payable	36,723	48,161
Contract liabilities	1,267,045	1,188,742
Current liabilities held for sale	51,141	45,625
Current portion of long-term debt	88,552	86,369
TOTAL CURRENT LIABILITIES	6,136,115	5,850,283
OTHER LONG-TERM LIABILITIES	119,797	123,846
OPERATING LEASE LIABILITIES, NON-CURRENT	507,518	548,851
LONG-TERM LIABILITIES HELD FOR SALE	796	792
DEFERRED TAX LIABILITY-NET	16,990	16,960
PENSION BENEFIT OBLIGATIONS	179,464	195,586
LONG-TERM DEBT	2,102,358	2,113,369
TOTAL LIABILITIES	9,063,038	8,849,687

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of March 31, 2024 and September 30, 2023; issued and outstanding 135,872,491 and 136,210,883 shares as of March 31, 2024 and September 30, 2023, respectively	1,359	1,362
Additional paid-in capital	4,267,719	4,241,523
Accumulated other comprehensive loss	(909,970)	(926,577)
Accumulated deficits	(1,160,441)	(1,103,976)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,198,667	2,212,332
Noncontrolling interests	195,688	171,379
TOTAL STOCKHOLDERS’ EQUITY	2,394,355	2,383,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,457,393	$11,233,398

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	$3,943,833	$3,490,172	$7,843,753	$6,872,527
Cost of revenue	3,682,659	3,262,078	7,338,609	6,429,445
Gross profit	261,174	228,094	505,144	443,082

Equity in earnings (losses) of joint ventures	19,459	7,456	(9,482)	17,285
General and administrative expenses	(44,686)	(34,147)	(80,410)	(69,759)
Restructuring costs	(35,465)	(3,973)	(51,645)	(41,432)
Income from operations	200,482	197,430	363,607	349,176

Other income	2,622	2,501	5,191	4,485
Interest income	15,422	9,804	27,524	15,690
Interest expense	(47,723)	(42,372)	(88,980)	(79,072)
Income from continuing operations before taxes	170,803	167,363	307,342	290,279
Income tax expense for continuing operations	45,385	41,105	72,043	66,870
Net income from continuing operations	125,418	126,258	235,299	223,409
Net loss from discontinued operations	(109,388)	(41,775)	(110,675)	(42,163)
Net income	16,030	84,483	124,624	181,246

Net income attributable to noncontrolling interests from continuing operations	(14,113)	(8,089)	(27,230)	(17,733)
Net loss (income) attributable to noncontrolling interests from discontinued operations	(910)	221	(1,949)	1,047
Net income attributable to noncontrolling interests	(15,023)	(7,868)	(29,179)	(16,686)

Net income attributable to AECOM from continuing operations	111,305	118,169	208,069	205,676
Net loss attributable to AECOM from discontinued operations	(110,298)	(41,554)	(112,624)	(41,116)
Net income attributable to AECOM	$1,007	$76,615	$95,445	$164,560

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.82	$0.85	$1.53	$1.48
Basic discontinued operations per share	$(0.81)	$(0.30)	$(0.83)	$(0.29)
Basic earnings per share	$0.01	$0.55	$0.70	$1.19

Diluted continuing operations per share	$0.81	$0.84	$1.52	$1.46
Diluted discontinued operations per share	$(0.80)	$(0.29)	$(0.82)	$(0.29)
Diluted earnings per share	$0.01	$0.55	$0.70	$1.17

Weighted average shares outstanding:
Basic	136,006	138,927	135,952	138,807
Diluted	136,712	140,335	136,907	140,489

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Net income	$16,030	$84,483	$124,624	$181,246

Other comprehensive income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	4,811	(7,564)	(9,401)	(9,381)
Foreign currency translation adjustments	(27,129)	8,627	33,035	86,751
Pension adjustments, net of tax	2,008	(3,672)	(6,990)	(18,519)
Other comprehensive (loss) income, net of tax	(20,310)	(2,609)	16,644	58,851
Comprehensive (loss) income, net of tax	(4,280)	81,874	141,268	240,097
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(14,895)	(7,985)	(29,216)	(16,949)
Comprehensive (loss) income attributable to AECOM, net of tax	$(19,175)	$73,889	$112,052	$223,148

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2023	$1,360	$4,245,340	$(889,788)	$(1,109,616)	$2,247,296	$180,922	$2,428,218
Net income	—	—	—	1,007	1,007	15,023	16,030
Dividends declared	—	—	—	(30,782)	(30,782)	—	(30,782)
Other comprehensive loss	—	—	(20,182)	—	(20,182)	(128)	(20,310)
Issuance of stock	1	5,822	—	—	5,823	—	5,823
Repurchases of stock	(2)	998	—	(21,050)	(20,054)	—	(20,054)
Stock-based compensation	—	15,559	—	—	15,559	—	15,559
Contributions from noncontrolling interests	—	—	—	—	—	2,616	2,616
Distributions to noncontrolling interests	—	—	—	—	—	(2,745)	(2,745)
BALANCE AT MARCH 31, 2024	$1,359	$4,267,719	$(909,970)	$(1,160,441)	$2,198,667	$195,688	$2,394,355

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2022	$1,390	$4,161,716	$(918,361)	$(689,111)	$2,555,634	$137,259	$2,692,893
Net income	—	—	—	76,615	76,615	7,868	84,483
Dividends declared	—	—	—	(25,394)	(25,394)	—	(25,394)
Other comprehensive loss	—	—	(2,726)	—	(2,726)	117	(2,609)
Issuance of stock	1	4,388	—	—	4,389	—	4,389
Repurchases of stock	(4)	(1,875)	—	(25,001)	(26,880)	—	(26,880)
Stock-based compensation	—	12,702	—	—	12,702	—	12,702
Contributions from noncontrolling interests	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	(2,713)	(2,713)
BALANCE AT MARCH 31, 2023	$1,387	$4,176,931	$(921,087)	$(662,891)	$2,594,340	$142,535	$2,736,875

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711
Net income	—	—	—	95,445	95,445	29,179	124,624
Dividends declared	—	—	—	(60,856)	(60,856)	—	(60,856)
Other comprehensive income	—	—	16,607	—	16,607	37	16,644
Issuance of stock	10	16,710	—	—	16,720	—	16,720
Repurchases of stock	(13)	(21,125)	—	(91,054)	(112,192)	—	(112,192)
Stock-based compensation	—	30,611	—	—	30,611	—	30,611
Contributions from noncontrolling interests	—	—	—	—	—	5,492	5,492
Distributions to noncontrolling interests	—	—	—	—	—	(10,399)	(10,399)
BALANCE AT MARCH 31, 2024	$1,359	$4,267,719	$(909,970)	$(1,160,441)	$2,198,667	$195,688	$2,394,355

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	164,560	164,560	16,686	181,246
Dividends declared	—	—	—	(50,792)	(50,792)	—	(50,792)
Other comprehensive income	—	—	58,588	—	58,588	263	58,851
Issuance of stock	11	17,614	—	—	17,625	—	17,625
Repurchases of stock	(13)	(21,872)	—	(75,005)	(96,890)	—	(96,890)
Stock-based compensation	—	24,595	—	—	24,595	—	24,595
Contributions from noncontrolling interests	—	—	—	—	—	676	676
Distributions to noncontrolling interests	—	—	—	—	—	(3,815)	(3,815)
BALANCE AT MARCH 31, 2023	$1,387	$4,176,931	$(921,087)	$(662,891)	$2,594,340	$142,535	$2,736,875

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,624	$181,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,508	87,786
Equity in losses (earnings) of unconsolidated joint ventures	12,882	(15,545)
Distribution of earnings from unconsolidated joint ventures	12,903	27,126
Non-cash stock compensation	30,611	24,595
Loss on sale of discontinued operations	103,085	40,160
Foreign currency translation	8,125	6,768
Other	(274)	2,615
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(383,534)	(376,005)
Prepaid expenses and other assets	(5,625)	24,136
Accounts payable	147,593	31,542
Accrued expenses and other current liabilities	84,169	(11,683)
Contract liabilities	78,109	126,035
Other long-term liabilities	(62,758)	(17,321)
Net cash provided by operating activities	237,418	131,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition, net of cash acquired	(18,686)	—
Investment in unconsolidated joint ventures	(29,930)	(26,127)
Return of investment in unconsolidated joint ventures	—	6,352
Proceeds from sale of investments	3,180	4,786
Proceeds from disposal of property and equipment	249	256
Payments for capital expenditures	(76,734)	(68,819)
Net cash used in investing activities	(121,921)	(83,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	2,560,032	1,544,751
Repayments of borrowings under credit agreements	(2,590,331)	(1,564,820)
Dividends paid	(55,443)	(46,217)
Proceeds from issuance of common stock	14,840	12,494
Proceeds from exercise of stock options	—	4,112
Payments to repurchase common stock	(113,086)	(95,191)
Net distributions to noncontrolling interests	(4,907)	(3,139)
Other financing activities	469	646
Net cash used in financing activities	(188,426)	(147,364)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(168)	3,548
NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,097)	(95,913)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,262,152	1,176,772
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,189,055	1,080,859
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(3,249)	(7,344)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,185,806	$1,073,515

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

The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024.

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

The Company completed the sale of its power and oil and gas construction businesses in fiscal 2021 and fiscal 2022, respectively. The Company completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. In the second quarter of fiscal 2024 and 2023, the Company recorded losses related to revised estimates of its contingent consideration receivable recognized in its civil infrastructure construction business of $103.1 million and $38.9 million, respectively.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	March 31,	September 30,
	2024	2023

Cash and cash equivalents	$3.3	$1.9
Receivables and contract assets	101.3	93.3
Other	0.5	—
Current assets held for sale	$105.1	$95.2

Property and equipment, net	$15.8	$14.2
Write-down of assets to fair value less cost to sell	(15.8)	(14.2)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$51.1	45.6
Current liabilities held for sale	$51.1	$45.6

Long-term liabilities held for sale	$0.8	$0.8

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Revenue	$46.5	$58.8	$101.1	$100.5
Cost of revenue	45.0	62.1	97.7	102.4
Gross profit (loss)	1.5	(3.3)	3.4	(1.9)
Equity in earnings of joint ventures	(3.4)	—	(3.4)	(1.7)
Loss on disposal activities	(109.6)	(40.2)	(113.1)	(40.2)
Transaction costs	(0.2)	—	(0.2)	(0.2)
Loss from operations	(111.7)	(43.5)	(113.3)	(44.0)
Other loss	(0.5)	—	(1.1)	—
Loss before taxes	(112.2)	(43.5)	(114.4)	(44.0)
Income tax benefit	(2.8)	(1.7)	(3.7)	(1.8)
Net loss from discontinuing operations	$(109.4)	$(41.8)	$(110.7)	$(42.2)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Payments for capital expenditures	$2.1	$0.5	$2.1	$4.5

The Company completed one acquisition in the first quarter of fiscal 2024. The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2024 were as follows:

		Foreign
	September 30,	Exchange		March 31,
	2023	Impact	Acquired	2024

	(in millions)
Americas	$2,614.0	$0.5	$12.2	$2,626.7
International	804.9	15.4	—	820.3
Total	$3,418.9	$15.9	$12.2	$3,447.0

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2024 and September 30, 2023, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2024			September 30, 2023
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and Customer relationships	$671.5	$(655.4)	$16.1	$663.8	$(646.0)	$17.8	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $9.4 million and $9.3 million for the six months ended March 31, 2024 and 2023, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2024 and for the succeeding years:

Fiscal Year	(in millions)
2024 (six months remaining)	$9.2
2025	2.1
2026	1.5
2027	1.5
2028	1.5
Thereafter	0.3
Total	$16.1

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the six months ended March 31, 2024 and 2023 were $4.3 billion and $3.6 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

	(in millions)
Cost reimbursable	$1,605.1	$1,511.3	$3,222.3	$3,026.2
Guaranteed maximum price	1,420.7	1,151.0	2,835.6	2,239.2
Fixed-price	918.1	827.8	1,785.9	1,607.1
Total revenue	$3,943.9	$3,490.1	$7,843.8	$6,872.5

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

	(in millions)
Americas	$3,039.1	$2,630.3	$6,077.9	$5,209.9
Europe, Middle East, India, Africa	619.8	494.1	1,115.2	942.1
Asia-Australia-Pacific	285.0	365.7	650.7	720.5
Total revenue	$3,943.9	$3,490.1	$7,843.8	$6,872.5

As of March 31, 2024, the Company had allocated $21.4 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 55% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $685.3 million and $696.9 million during the six months ended March 31, 2024 and 2023, respectively, that was included in contract liabilities as of September 30, 2023 and 2022, respectively.

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

Net accounts receivable consisted of the following:

	March 31,	September 30,
	2024	2023

	(in millions)
Billed	$2,125.4	$2,122.2
Contract retentions	602.8	516.5
Total accounts receivable—gross	2,728.2	2,638.7
Allowance for doubtful accounts and credit losses	(81.5)	(94.2)
Total accounts receivable—net	$2,646.7	$2,544.5

Substantially all contract assets as of March 31, 2024 and September 30, 2023 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $170 million and $160 million as of March 31, 2024 and September 30, 2023, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2024 and September 30, 2023.

The Company sold trade receivables to financial institutions, of which $291.9 million and $291.0 million were outstanding as of March 31, 2024 and September 30, 2023, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.    Joint Ventures and Variable Interest Entities

The Company’s joint ventures provide architecture, engineering, program management, construction management, and manages investments in real estate projects. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	March 31,
	2024	September 30,
	(unaudited)	2023

	(in millions)
Current assets	$970.0	$806.3
Non-current assets	84.5	75.9
Total assets	$1,054.5	$882.2

Current liabilities	$878.4	$779.6
Non-current liabilities	1.5	1.5
Total liabilities	879.9	781.1
Total AECOM deficit	(3.7)	(54.9)
Noncontrolling interests	178.3	156.0
Total owners’ equity	174.6	101.1
Total liabilities and owners’ equity	$1,054.5	$882.2

Total revenue of the consolidated joint ventures was $1,171.4 million and $941.7 million for the six months ended March 31, 2024 and 2023, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	March 31,	September 30,
	2024	2023

	(in millions)
Current assets	$1,201.8	$1,177.4
Non-current assets	1,052.8	996.3
Total assets	$2,254.6	$2,173.7

Current liabilities	$624.7	$605.9
Non-current liabilities	434.2	441.7
Total liabilities	1,058.9	1,047.6
Joint ventures’ equity	1,195.7	1,126.1
Total liabilities and joint ventures’ equity	$2,254.6	$2,173.7

AECOM’s investment in unconsolidated joint ventures	$137.4	$139.2

	Six Months Ended
	March 31,	March 31,
	2024	2023

	(in millions)
Revenue	$696.4	$642.1
Cost of revenue	645.9	586.9
Gross profit	$50.5	$55.2
Net income	$50.7	$51.9

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31,	March 31,
	2024	2023

	(in millions)
Pass-through joint ventures	$17.6	$14.5
Other joint ventures	(27.1)	2.8
Total	$(9.5)	$17.3

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended				Six Months Ended
	March 31, 2024		March 31, 2023		March 31, 2024		March 31, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$—	$—	$0.1	$—	$0.1	$—	$0.2
Interest cost on projected benefit obligation	2.5	10.9	2.4	11.9	4.9	21.6	4.9	23.4
Expected return on plan assets	(1.4)	(14.2)	(1.4)	(15.1)	(2.8)	(28.3)	(2.9)	(29.8)
Amortization of net loss (gain)	0.7	(0.6)	0.8	(0.2)	1.5	(1.2)	1.7	(0.3)
Net periodic benefit cost (credit)	$1.8	$(3.9)	$1.8	$(3.3)	$3.6	$(7.8)	$3.7	$(6.5)

The total amounts of employer contributions paid for the six months ended March 31, 2024 were $4.4 million for U.S. plans and $13.1 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2024 are $8.5 million for U.S. plans and $12.6 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	March 31,	September 30,
	2024	2023

	(in millions)
Credit Agreement	$1,105.1	$1,119.8
2027 Senior Notes	997.3	997.3
Other debt	103.5	100.2
Total debt	2,205.9	2,217.3
Less: Current portion of debt and short-term borrowings	(91.5)	(89.5)
Less: Unamortized debt issuance costs	(12.0)	(14.4)
Long-term debt	$2,102.4	$2,113.4

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2024:

Fiscal Year
2024 (six months remaining)	$63.3
2025	54.4
2026	417.3
2027	1,013.7
2028	657.2
Total	$2,205.9

Credit Agreement

On February 8, 2021, the Company entered into the 2021 Refinancing Amendment to Credit Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which the Company amended and restated its Syndicated Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. At the time of amendment, the Credit Agreement consisted of a $1,150,000,000 revolving credit facility (the “Original Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Original Term A Facility,”), each of which would have matured on February 8, 2026. The proceeds of the Original Revolving Credit Facility and the Original Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses.

On April 13, 2021, the Company entered into Amendment No. 10 to Credit Agreement, pursuant to which the lenders thereunder provided a secured term B credit facility (the “Original Term B Facility,” and together with the Original Term A Facility and Original Revolving Credit Facility, the “Original Credit Facilities”) to the Company in an aggregate principal amount of $700,000,000. The Original Term B Facility would have matured on April 13, 2028. The proceeds of the Original Term B Facility were used to fund the purchase price, fees and expenses in connection with the Company’s cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of its outstanding 5.875% Senior Notes due 2024.

On June 25, 2021, the Company entered into Amendment No. 11 to Credit Agreement, pursuant to which lenders thereunder provided the Company an additional $215,000,000 in aggregate principal amount under the Original Term A Facility. The Company used the net proceeds from the increase in the Original Term A Facility (together with cash on hand), to (i) redeem all of the Company’s remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

On May 23, 2023, the Company entered into Amendment No. 12 to Credit Agreement, pursuant to which LIBOR as a benchmark rate of interest was replaced by, in the case of U.S. dollar-denominated loans, a secured overnight financing rate subject to a spread adjustment, and, in the case of loans denominated in other currencies, other customary successor rates, subject in certain cases to a spread adjustment. On May 23, 2023, the Company entered into Amendment No. 13 to Credit Agreement, pursuant to which the spread adjustments with respect to the Original Revolving Credit Facility and the Original Term A Facility were amended.

On April 19, 2024, the Company entered into Amendment No. 14 to Syndicated Facility Agreement, pursuant to which the Company obtained a new $1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full the Original Revolving Credit Facility, the Original Term A Facility and the Original Term B Facility, and borrowings under the New Credit Facilities were used to refinance in full the Original Credit Facilities and for general corporate purposes. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities.

Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility will bear interest at a rate per annum equal to, at the Company’s option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.25% in the case of the Term SOFR rate and 0.25% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other U.S. dollars will bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.25%. The applicable margin is subject, in each case, to adjustment based on the Company’s consolidated leverage ratio from time to time.

Borrowings under the New Term B Facility will bear interest at a rate per annum equal to, at the Company’s option, (a) a Term SOFR rate (with a 0% floor and a SOFR adjustment of 0%) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.875% in the case of the Term SOFR rate and 0.875% in the case of the base rate.

Certain of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Financial Covenants do not apply to the New Term B Facility. As of March 31, 2024, the Company was in compliance with the covenants of the Credit Agreement.

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

At March 31, 2024 and September 30, 2023, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s Original Revolving Credit Facility. As of March 31, 2024 and September 30, 2023, the Company had $1,145.6 million and $1,145.6 million, respectively, available under its Original Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2024, the estimated fair value of the 2027 Senior Notes was approximately $977.3 million. The fair value of the 2027 Senior Notes as of March 31, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2024.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $895.3 million and $878.9 million, respectively. As of March 31, 2024, the Company had $418.9 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the six months ended March 31, 2024 and 2023 was 5.5% and 5.2%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2024 of $1.2 million and $2.4 million, respectively, and for the three and six months ended March 31, 2023 of $1.2 million and $2.4 million, respectively.

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

March 31, 2024
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

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2024 and 2023.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements included in other current assets, other non-current assets, and other non-current liabilities on March 31, 2024 were $15.2 million, $27.1 million and $0.6 million, respectively. The fair values of the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2023 were $17.2 million and $37.5 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2024 and 2023. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap and interest rate cap agreements.

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

Restricted stock units and PEP units activity for the six months ended March 31 was as follows:

	2024				2023
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Restricted	Grant-Date		Grant-Date	Restricted	Grant-Date		Grant-Date
	Stock Units	Fair Value	PEP Units	Fair Value	Stock Units	Fair Value	PEP Units	Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.8	$68.34	0.7	$75.54	1.0	$53.05	0.7	$60.60
Granted	0.3	$92.32	0.2	$104.82	0.3	$83.64	0.2	$94.65
PEP units earned	—	$—	0.2	$52.49	—	$—	0.2	$43.19
Vested	(0.3)	$49.99	(0.4)	$52.49	(0.4)	$44.95	(0.4)	$43.19
Outstanding at March 31,	0.8	$83.90	0.7	$95.37	0.9	$65.75	0.7	$75.53

Total compensation expense related to these share-based payments including stock options was $30.6 million and $24.6 million during the six months ended March 31, 2024 and 2023, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2024 and September 30, 2023 was $78.7 million and $48.3 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 23.4% and 23.1% for the six months ended March 31, 2024 and 2023, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2024 were a tax benefit of $29.4 million related to income tax credits and incentives, tax expense of $26.2 million related to foreign residual income, tax expense of $12.3 million related to state income taxes, a tax benefit of $6.9 million related to an audit settlement, and tax expense of $6.6 million related to changes in valuation allowances. All these items, except for the audit settlement, are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

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

The Company is currently under tax audit in several jurisdictions including the U.S. where its federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. While the Company has reserves for uncertain tax positions and has historically been able to sustain the credits in previous audit cycles without adjustment, the Company believes it’s reasonably possible there could be an adjustment to the liability for uncertain tax positions within the next twelve months related to this issue. However, given the early stages of the audit of these credits, the Company is not able to reasonably estimate the range of potential outcomes.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2024 and 2023, equity awards excluded from the calculation of potential common shares were not significant.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

	(in millions)
Denominator for basic earnings per share	136.0	138.9	136.0	138.8
Potential common shares	0.7	1.4	0.9	1.7
Denominator for diluted earnings per share	136.7	140.3	136.9	140.5

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

The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

	(in millions)
Operating lease cost	$37.7	$41.6	$75.1	$83.1
Finance lease cost:
Amortization of right-of-use assets	7.3	5.7	14.1	10.8
Interest on lease liabilities	0.7	0.6	1.5	1.2
Variable lease cost	8.6	8.6	17.5	16.5
Total lease cost	$54.3	$56.5	$108.2	$111.6

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	March 31, 2024	September 30, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$422.9	$447.0
Finance lease assets	Property and equipment – net	69.1	64.8
Total lease assets		$492.0	$511.8

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$142.0	$139.8
Finance lease liabilities	Current portion of long-term debt	27.3	25.0
Total current lease liabilities		169.3	164.8
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	507.5	548.9
Finance lease liabilities	Long-term debt	41.3	39.8
Total non-current lease liabilities		$548.8	$588.7

	As of	As of
	March 31, 2024	September 30, 2023
Weighted average remaining lease term (in years):
Operating leases	6.2	6.4
Finance leases	2.8	2.9
Weighted average discount rates:
Operating leases	5.0%	4.3%
Finance leases	4.3%	4.1%

Additional cash flow information related to leases is as follows:

	Six Months Ended
	March 31,	March 31,
	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92.7	$94.8
Operating cash flows from finance leases	1.6	1.2
Financing cash flows from finance leases	15.1	11.3
Right-of-use assets obtained in exchange for new operating leases	38.0	66.4
Right-of-use assets obtained in exchange for new finance leases	17.9	19.6

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2024 (six months remaining)	$89.3	$15.5
2025	152.4	26.6
2026	121.3	19.4
2027	92.2	10.4
2028	79.9	1.3
Thereafter	223.5	—
Total lease payments	$758.6	$73.2
Less: Amounts representing interest	$(109.1)	$(4.6)
Total lease liabilities	$649.5	$68.6

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2024	2023

	(in millions)
Accrued salaries and benefits	$569.6	$599.8
Accrued contract costs	1,416.7	1,340.4
Other accrued expenses	398.9	347.3
Total	$2,385.2	$2,287.5

Accrued contract costs above include balances related to professional liability accruals of $793.8 million and $809.6 million as of March 31, 2024 and September 30, 2023, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2024 and September 30, 2023. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the six months ended March 31, 2024 and 2023. During the first half of fiscal 2024, the Company incurred restructuring expenses of $51.6 million, including personnel and other costs of $38.6 million and real estate costs of $13.0 million, of which $7.3 million was accrued and unpaid at March 31, 2024. During the first half of fiscal 2023, the Company incurred restructuring expenses of $41.4 million, including personnel and other costs of $39.0 million and real estate costs of $2.4 million, of which $30.7 million was accrued and unpaid at March 31, 2023.

On March 21, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share, which is payable on May 10, 2024 to stockholders of record as of April 24, 2024. As of March 31, 2024, accrued and unpaid dividends totaled $32.1 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 31, 2024 and 2023 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2023	$(235.0)	$(679.7)	$24.9	$(889.8)
Other comprehensive income (loss) before reclassification	1.9	(27.0)	8.3	(16.8)
Amounts reclassified from accumulated other comprehensive loss	0.1	—	(3.5)	(3.4)
Balances at March 31, 2024	$(233.0)	$(706.7)	$29.7	$(910.0)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at December 31, 2022	$(232.1)	$(721.4)	$35.1	$(918.4)
Other comprehensive (loss) income before reclassification	(4.2)	8.5	(5.6)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	(1.9)	(1.4)
Balances at March 31, 2023	$(235.8)	$(712.9)	$27.6	$(921.1)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)
Other comprehensive (loss) income before reclassification	(7.2)	33.0	(2.3)	23.5
Amounts reclassified from accumulated other comprehensive loss	0.2	—	(7.1)	(6.9)
Balances at March 31, 2024	$(233.0)	$(706.7)	$29.7	$(910.0)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive (loss) income before reclassification	(19.6)	86.4	(7.4)	59.4
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	—	(1.9)	(0.8)
Balances at March 31, 2023	$(235.8)	$(712.9)	$27.6	$(921.1)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $895.3 million and $878.9 million, respectively. As of March 31, 2024, the Company had $418.9 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At March 31, 2024, the Company was contingently liable in the amount of approximately $899.7 million in issued standby letters of credit and $4.7 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At March 31, 2024, the Company has capital commitments of $7.1 million to the Fund over the next 5 years.

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

On January 31, 2020, the Company completed the sale of its Management Services business, including the Former Affiliate, to the MS Purchaser; however, the Refinery Turnaround Project, including related claims and liabilities, has been retained by the Company. Trial is expected to begin in the second quarter of fiscal year 2025.

The Company intends to vigorously prosecute and defend this matter; however, the Company cannot provide assurance that the Company will be successful in these efforts. The resolution of this matter and any potential range of loss cannot be reasonably determined or estimated at this time, primarily because the matter raises complex legal issues that the Company is continuing to assess.

16.   Reportable Segments

The Company manages its operations under three reportable segments according to their geographic regions and business activities. The Americas segment provides planning, consulting, architectural and engineering design services, and construction management services to public and private clients in the United States, Canada, and Latin America, while the International segment provides similar professional services to public and private clients in Europe, the Middle East, India, Africa, and the Asia-Australia-Pacific regions. The Company’s AECOM Capital (ACAP) segment primarily invests in and develops real estate projects.

Although the services provided are similar, these reportable segments are organized by the differing specialized needs of the respective clients, and how the Company manages its business. The Company has aggregated operating segments into its Americas and International reportable segments based on their similar characteristics, including similar long term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	( $ in millions)
Three Months Ended March 31, 2024:
Revenue	$3,038.6	$904.8	$0.5	$—	$3,943.9
Gross profit	184.4	76.2	0.5	—	261.1
Equity in earnings of joint ventures	4.8	5.0	9.7	—	19.5
General and administrative expenses	—	—	(9.7)	(35.0)	(44.7)
Restructuring costs	—	—	—	(35.4)	(35.4)
Operating income	189.2	81.2	0.5	(70.4)	200.5
Gross profit as a % of revenue	6.1%	8.4%			6.6%

Three Months Ended March 31, 2023:
Revenue	$2,630.2	$859.8	$0.1	$—	$3,490.1
Gross profit	173.3	54.7	0.1	—	228.1
Equity in earnings of joint ventures	4.9	5.4	(2.8)	—	7.5
General and administrative expenses	—	—	(2.9)	(31.3)	(34.2)
Restructuring costs	—	—	—	(3.9)	(3.9)
Operating income (loss)	178.2	60.1	(5.6)	(35.2)	197.5
Gross profit as a % of revenue	6.6%	6.4%			6.5%

Six Months Ended March 31, 2024:
Revenue	$6,077.3	$1,765.8	$0.7	$—	$7,843.8
Gross profit	355.4	149.0	0.7	—	505.1
Equity in earnings of joint ventures	8.4	9.3	(27.2)	—	(9.5)
General and administrative expenses	—	—	(12.1)	(68.3)	(80.4)
Restructuring costs	—	—	—	(51.6)	(51.6)
Operating income (loss)	363.8	158.3	(38.6)	(119.9)	363.6
Gross profit as a % of revenue	5.8%	8.4%			6.4%

Six Months Ended March 31, 2023:
Revenue	$5,209.5	$1,662.6	$0.4	$—	$6,872.5
Gross profit	336.2	106.5	0.4	—	443.1
Equity in earnings of joint ventures	5.8	8.7	2.8	—	17.3
General and administrative expenses	—	—	(5.6)	(64.2)	(69.8)
Restructuring costs	—	—	—	(41.4)	(41.4)
Operating income (loss)	342.0	115.2	(2.4)	(105.6)	349.2
Gross profit as a % of revenue	6.5%	6.4%			6.4%

Reportable Segments:
Total assets
March 31, 2024	$7,754.4	$2,671.4	$53.2	$873.3
September 30, 2023	$7,433.1	$2,536.2	$64.5	$1,104.4

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

We report our continuing business through three segments, each of which is described in further detail below: Americas, International, and AECOM Capital. Such segments are organized by the differing specialized needs of the respective clients and how we manage the business. We have aggregated operating segments into our Americas and International reportable segments based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers.

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

In November 2023, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At March 31, 2024, we have approximately $928.9 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our return driven capital allocation policy.

We have exited substantially all of our self-perform at-risk construction businesses. As part of our ongoing plan to improve profitability and maintain a reduced risk profile, we continuously evaluate our geographic exposure.

Consistent with our focus on our professional services business, we previously announced that we initiated a process to explore strategic options for the AECOM Capital business. Following the end of the second quarter of fiscal year 2024, we completed a transaction that transitioned the AECOM Capital team to a new platform. The team will continue to support AECOM Capital’s investment vehicles in a manner consistent with their current obligations.

We expect to incur restructuring costs of approximately $50 million to $70 million in fiscal 2024, primarily related to ongoing actions that are expected to deliver continued efficiencies and margin improvement. Our estimated restructuring costs include the ongoing optimization of our office real estate portfolio and exit of certain countries in Southeast Asia, subject to applicable laws, as part of our ongoing plan to evaluate our geographic exposure and reduce our risk profile.

Results of Operations

Three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023

Consolidated Results

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Changes		March 31,	March 31,	Changes
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$3,943.9	$3,490.1	$453.8	13.0%	$7,843.8	$6,872.5	$971.3	14.1%
Cost of revenue	3,682.8	3,262.0	420.8	12.9	7,338.7	6,429.4	909.3	14.1
Gross profit	261.1	228.1	33.0	14.5	505.1	443.1	62.0	14.0
Equity in earnings (losses) of joint ventures	19.5	7.5	12.0	160.0	(9.5)	17.3	(26.8)	(154.9)
General and administrative expenses	(44.7)	(34.2)	(10.5)	30.7	(80.4)	(69.8)	(10.6)	15.2
Restructuring costs	(35.4)	(3.9)	(31.5)	807.7	(51.6)	(41.4)	(10.2)	24.6
Income from operations	200.5	197.5	3.0	1.5	363.6	349.2	14.4	4.1
Other income	2.6	2.5	0.1	4.0	5.2	4.6	0.6	13.0
Interest income	15.4	9.8	5.6	57.1	27.5	15.6	11.9	76.3
Interest expense	(47.7)	(42.4)	(5.3)	12.5	(89.0)	(79.1)	(9.9)	12.5
Income from continuing operations before taxes	170.8	167.4	3.4	2.0	307.3	290.3	17.0	5.9
Income tax expense for continuing operations	45.4	41.1	4.3	10.5	72.0	66.9	5.1	7.6
Net income from continuing operations	125.4	126.3	(0.9)	(0.7)	235.3	223.4	11.9	5.3
Net loss from discontinued operations	(109.4)	(41.8)	(67.6)	161.7	(110.7)	(42.2)	(68.5)	162.3
Net income	16.0	84.5	(68.5)	(81.1)	124.6	181.2	(56.6)	(31.2)
Net income attributable to noncontrolling interests from continuing operations	(14.1)	(8.1)	(6.0)	74.1	(27.2)	(17.7)	(9.5)	53.7
Net (income) loss attributable to noncontrolling interests from discontinued operations	(0.9)	0.3	(1.2)	(400.0)	(2.0)	1.1	(3.1)	(281.8)
Net income attributable to noncontrolling interests	(15.0)	(7.8)	(7.2)	92.3	(29.2)	(16.6)	(12.6)	75.9
Net income attributable to AECOM from continuing operations	111.3	118.2	(6.9)	(5.8)	208.1	205.7	2.4	1.2
Net loss attributable to AECOM from discontinued operations	(110.3)	(41.5)	(68.8)	165.8	(112.7)	(41.1)	(71.6)	174.2
Net income attributable to AECOM	$1.0	$76.7	$(75.7)	(98.7)%	$95.4	$164.6	$(69.2)	(42.0)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.4	93.5	93.6	93.6
Gross profit	6.6	6.5	6.4	6.4
Equity in earnings (losses) of joint ventures	0.5	0.2	(0.1)	0.3
General and administrative expenses	(1.1)	(0.9)	(1.0)	(1.0)
Restructuring costs	(0.9)	(0.1)	(0.7)	(0.6)
Income from operations	5.1	5.7	4.6	5.1
Other income	0.1	0.1	0.1	0.1
Interest income	0.4	0.3	0.4	0.2
Interest expense	(1.3)	(1.3)	(1.2)	(1.2)
Income from continuing operations before taxes	4.3	4.8	3.9	4.2
Income tax expense for continuing operations	1.1	1.2	0.9	0.9
Net income from continuing operations	3.2	3.6	3.0	3.3
Net loss from discontinued operations	(2.8)	(1.2)	(1.4)	(0.7)
Net income	0.4	2.4	1.6	2.6
Net income attributable to noncontrolling interests from continuing operations	(0.4)	(0.2)	(0.3)	(0.3)
Net (income) loss attributable to noncontrolling interests from discontinued operations	0.0	0.0	(0.1)	0.1
Net income attributable to noncontrolling interests	(0.4)	(0.2)	(0.4)	(0.2)
Net income attributable to AECOM from continuing operations	2.8	3.4	2.7	3.0
Net loss attributable to AECOM from discontinued operations	(2.8)	(1.2)	(1.5)	(0.6)
Net income attributable to AECOM	0.0%	2.2%	1.2%	2.4%

Revenue

Our revenue for the three months ended March 31, 2024 increased $453.8 million, or 13.0%, to $3,943.9 million as compared to $3,490.1 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2024 increased $971.3 million, or 14.1%, to $7,843.8 million as compared to $6,872.5 million for the corresponding period last year.

Revenue increased across most of our end markets as a result of increased investment in infrastructure, sustainability and resilience, and energy transition driven by large, publicly financed, global infrastructure programs including the Infrastructure Investment and Jobs Act in the U.S. and similar large programs in our largest end markets globally. Our Water end market has been benefiting from increased investment to address drought, flooding, and drinking water scarcity. Our Transportation end market has been benefitting from incremental surface and transit investments across the globe, while our Environment end market has been benefiting from infrastructure that requires permitting and compliance, as well as investments in new energy. Our Facilities end market has been benefiting from positive trends in decarbonization and green design. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended March 31, 2024 and 2023 were $2.1 billion and $1.8 billion, respectively. Pass-through revenues for the six months ended March 31, 2024 and 2023 were $4.3 billion and $3.6 billion, respectively. Pass-through revenue as a percentage of revenue was 54% and 52% during the three months ended March 31, 2024 and 2023, respectively. Pass-through revenue as a percentage of revenue was 55% and 52% during the six months ended March 31, 2024 and 2023, respectively.

Cost of Revenue

Our cost of revenue increased to $3,682.8 million for the three months ended March 31, 2024 compared to $3,262.0 million for the corresponding period last year, an increase of $420.8 million, or 12.9%.

Our cost of revenue increased to $7,338.7 million for the six months ended March 31, 2024 compared to $6,429.4 million in for the corresponding period last year, an increase of $909.3 million, or 14.1%.

Substantially all of the change in our cost of revenue for the three and six months ended March 31, 2024 occurred in our Americas and International reportable segments, which is discussed in more detail below.

Gross Profit

Our gross profit for the three months ended March 31, 2024 increased $33.0 million, or 14.5%, to $261.1 million as compared to $228.1 million for the corresponding period last year. For the three months ended March 31, 2024, gross profit, as a percentage of revenue, increased to 6.6% from 6.5% in the corresponding period last year.

Our gross profit for the six months ended March 31, 2024 increased $62.0 million, or 14.0%, to $505.1 million as compared to $443.1 million for the corresponding period last year. For the six months ended March 31, 2024, gross profit, as a percentage of revenue, remained unchanged from 6.4% in the corresponding period last year.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended March 31, 2024 was $19.5 million as compared to $7.5 million in the corresponding period last year. The increase in equity earnings was primarily due to a favorable close out of an AECOM Capital investment.

Our equity in losses of joint ventures for the six months ended March 31, 2024 was $9.5 million as compared to equity in earnings of $17.3 million in the corresponding period last year. The increase in equity losses of joint ventures was primarily due to impairment losses recorded by our AECOM Capital segment in fiscal year 2024 as a result of continued volatility in the commercial real estate market caused by higher interest rates and lack of liquidity.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2024 increased $10.5 million, or 30.7%, to $44.7 million as compared to $34.2 million for the corresponding period last year. For the three months ended March 31, 2024, general and administrative expenses, as a percentage of revenue, was 1.1% as compared to 0.9% in the corresponding period last year.

Our general and administrative expenses for the six months ended March 31, 2024 increased $10.6 million, or 15.2%, to $80.4 million as compared to $69.8 million for the corresponding period last year. For the six months ended March 31, 2024, general and administrative expenses, as a percentage of revenue, remain unchanged at 1.0% from the corresponding period last year.

The increase in general and administrative expenses for the three and six months ended March 31, 2024 compared to the comparable period in the prior year was primarily due to nonrecurring expenses in the AECOM Capital reportable segment.

Restructuring Costs

Restructuring expenses are comprised of personnel costs, real estate costs, and costs associated with business exits. During the three and six months ended March 31, 2024, we incurred total restructuring expenses of $35.4 million and $51.6 million, respectively, primarily related to costs incurred to align our real estate portfolio with our employee flexibility initiatives, continue our exit of certain countries in Southeast Asia, drive support function efficiency, and reduce our risk profile. During the three and six months ended March 31, 2023, we incurred total restructuring expenses of $3.9 million and $41.4 million, respectively, primarily related to costs incurred in preparation for the exit of specific countries in Southeast Asia.

Other Income

Our other income for the three months ended March 31, 2024 increased to $2.6 million from $2.5 million for the corresponding period last year.

Our other income for the six months ended March 31, 2024 increased to $5.2 million from $4.6 million for the corresponding period last year.

Interest Income

Our interest income for the three months ended March 31, 2024 increased to $15.4 million from $9.8 million for the corresponding period last year.

Our interest income for the six months ended March 31, 2024 increased to $27.5 million from $15.6 million for the corresponding period last year.

The increases in interest income for the three and six months ended March 31, 2024 were primarily due to an increase in interest rates on our interest-bearing assets.

Interest Expense

Our interest expense for the three months ended March 31, 2024 was $47.7 million as compared to $42.4 million for the corresponding period last year.

Our interest expense for the six months ended March 31, 2024 was $89.0 million as compared to $79.1 million for the corresponding period last year.

The increases in interest expense for the three and six months ended March 31, 2024 were primarily due to an increase in interest rates on the variable component of our debt.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2024 was $45.4 million as compared to $41.1 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to an increase in tax expense of $4.4 million related to foreign residual income, an increase in tax expense of $2.0 million related to state income taxes, and an increase in tax benefit of $1.4 million related to income tax credits and incentives.

Our income tax expense for the six months ended March 31, 2024 was $72.0 million as compared to $66.9 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $17.0 million, a tax benefit of $6.9 million related to an audit settlement, an increase in tax expense of $7.2 million related to foreign residual income, an increase in tax benefit of $5.8 million related to income tax credits and incentives, an increase in tax expense of $3.3 million related to state income taxes, and an increase in tax expense of $2.9 million related to excess tax benefits.

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

Net loss from discontinued operations was $109.4 million for the three months ended March 31, 2024 and was $41.8 million for the three months ended March 31, 2023, an increase of $67.6 million.

Net loss from discontinued operations was $110.7 million for the six months ended March 31, 2024 and was $42.2 million for the six months ended March 31, 2023, an increase of $68.5 million.

The increase in net loss from discontinued operations was primarily due to revisions of estimated contingent consideration related to the sale of our civil infrastructure construction business.

Net Income Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $1.0 million and $95.4 million for the three and six months ended March 31, 2024 as compared to net income attributable to AECOM of $76.7 million and $164.6 million for the three and six months ended March 31, 2023.

Results of Operations by Reportable Segment

Americas

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$3,038.6	$2,630.2	$408.4	15.5%	$6,077.3	$5,209.5	$867.8	16.7%
Cost of revenue	2,854.2	2,456.9	397.3	16.2	5,721.9	4,873.3	848.6	17.4
Gross profit	$184.4	$173.3	$11.1	6.4%	$355.4	$336.2	$19.2	5.7%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.9	93.4	94.2	93.5
Gross profit	6.1%	6.6%	5.8%	6.5%

Revenue

Revenue for our Americas segment for the three months ended March 31, 2024 increased $408.4 million, or 15.5%, to $3,038.6 million as compared to $2,630.2 million for the corresponding period last year. The increase in revenue for the three months ended March 31, 2024 was driven by organic growth and an increase in pass-through revenues of $310.8 million due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients and revenue from increased project activity in the Americas, including growth in our Water end market of $21.8 million, growth in our Transportation end market of $75.8 million, and growth in our Environment end market of $51.4 million compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Revenue for our Americas segment for the six months ended March 31, 2024 increased $867.8 million, or 16.7%, to $6,077.3 million as compared to $5,209.5 million for the corresponding period last year. The increase in revenue for the six months ended March 31, 2024 was driven by organic growth and an increase in pass-through revenues of $716.2 million due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients and revenue from increased project activity in the Americas, including growth in our Water end market of $57.5 million, growth in our Transportation end market of $124.5 million, and growth in our Environment end market of $62.7 million compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 increased by $397.3 million, or 16.2%, to $2,854.2 million compared to $2,456.9 million for the corresponding period last year.

Cost of revenue for the six months ended March 31, 2024 increased by $848.6 million, or 17.4%, to $5,721.9 million compared to $4,873.3 million for the corresponding period last year.

The increases in cost of revenue for the three and six months ended March 31, 2024 were consistent with the increases in revenue. The increases in cost of revenue for the three and six months ended March 31, 2024 were due to an increase in subcontractor and other direct costs of $310.8 million and $716.2 million, respectively, due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients, with the balance of the increases due to higher labor costs compared to the same periods in the prior year.

Gross Profit

Gross profit for our Americas segment for the three months ended March 31, 2024 increased $11.1 million, or 6.4%, to $184.4 million as compared to $173.3 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.1% of revenue for the three months ended March 31, 2024 from 6.6% in the corresponding period last year.

Gross profit for our Americas segment for the six months ended March 31, 2024 increased $19.2 million, or 5.7%, to $355.4 million as compared to $336.2 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 5.8% of revenue for the six months ended March 31, 2024 from 6.5% in the corresponding period last year.

The increases in gross profit for the three and six months ended March 31, 2024 were primarily due to revenue growth and execution efficiencies realized from restructuring actions. In addition, underlying revenue, excluding pass-through revenues, increased as noted above. The decrease in gross profit as a percentage of revenue was due to an increase in pass-through revenues for the three and six months ended March 31, 2024 as compared to last year.

International

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$904.8	$859.8	$45.0	5.2%	$1,765.8	$1,662.6	$103.2	6.2%
Cost of revenue	828.6	805.1	23.5	2.9	1,616.8	1,556.1	60.7	3.9
Gross profit	$76.2	$54.7	$21.5	39.3%	$149.0	$106.5	$42.5	39.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.6	93.6	91.6	93.6
Gross profit	8.4%	6.4%	8.4%	6.4%

Revenue

Revenue for our International segment for the three months ended March 31, 2024 increased $45.0 million, or 5.2%, to $904.8 million as compared to $859.8 million for the corresponding period last year. The increase in revenue for the three months ended March 31, 2024 was primarily due to increased growth in Middle East of $46.9 million, partially offset by a decrease in Asia of $3.8 million compared to the corresponding period last year. Growth was led by our Transportation, Facilities, and Environment end markets, which increased $8.5 million, $25.8 million, and $7.4 million, respectively, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Revenue for our International segment for the six months ended March 31, 2024 increased $103.2 million, or 6.2%, to $1,765.8 million as compared to $1,662.6 million for the corresponding period last year. The increase in revenue for the six months ended March 31, 2024 was primarily due to increased growth in Europe of $61.8 million and Middle East of $43.1 million compared to the corresponding period last year. Growth was led by our Transportation, Facilities, and Environment end markets, which increased $19.7 million, $49.7 million, and $21.1 million, respectively, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 increased $23.5 million, or 2.9%, to $828.6 million as compared to $805.1 million for the corresponding period last year. The increase in cost of revenue for the three months ended March 31, 2024 was due to an increase in labor expenses of $21.3 million. Headcount growth in other regions was offset by a 40% headcount decrease in Mainland China compared with the corresponding period last year.

Cost of revenue for the six months ended March 31, 2024 increased $60.7 million, or 3.9%, to $1,616.8 million as compared to $1,556.1 million for the corresponding period last year. The increase in cost of revenue for the six months ended March 31, 2024 was due to an increase in labor expenses of $61.3 million. Headcount growth in other regions was offset by a 40% headcount decrease in Mainland China compared to the corresponding period last year.

Cost of revenue for the three and six months ended March 31, 2024 decreased as a percentage of revenue compared to the same periods in the prior year.

Gross Profit

Gross profit for our International segment for the three months ended March 31, 2024 increased $21.5 million, or 39.3%, to $76.2 million as compared to $54.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.4% of revenue for the three months ended March 31, 2024 from 6.4% in the corresponding period last year.

Gross profit for our International segment for the six months ended March 31, 2024 increased $42.5 million, or 39.9%, to $149.0 million as compared to $106.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.4% of revenue for the six months ended March 31, 2024 from 6.4% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2024 were primarily due to an increase in revenue and reduced costs resulting from ongoing exiting of lower margin countries, ongoing investments in enterprise capability centers, shared service centers, and delivery efficiencies.

AECOM Capital

	Three Months Ended				Six Months Ended
	March 31,	March 31,	Change		March 31,	March 31,	Change
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$0.5	$0.1	$0.4	400.0%	$0.7	$0.4	$0.3	75.0%
Equity in earnings of joint ventures	$9.7	$(2.8)	$12.5	(446.4)%	$(27.2)	$2.8	$(30.0)	NM* %
General and administrative expenses	$(9.7)	$(2.9)	$(6.8)	234.5%	$(12.1)	$(5.6)	$(6.5)	116.1%

*Not Meaningful

Equity in earnings of joint ventures for the three months ended March 31, 2024 increased $12.5 million, or 446.4%, to $9.7 million compared to a loss of $2.8 million for the corresponding period last year. The increase in equity earnings was primarily due to a favorable close out of an investment. Equity in earnings of joint ventures for the six months ended March 31, 2024 decreased $30.0 million, or 1,071.4%, to a loss of $27.2 million compared to earnings of $2.8 million for the corresponding period last year. The change in equity of earnings in joint ventures for the six months ended March 31, 2024 was primarily due to impairment losses recognized in the first quarter of fiscal 2024. The increases of $6.8 million and $6.5 million in general and administrative expenses for the three and six months ended March 31, 2024, respectively, compared to the corresponding period last year was due to nonrecurring expenses related to the transition of the AECOM Capital team and realization of strategic options around the AECOM Capital business.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2024, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At March 31, 2024, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,189.1 million, a decrease of $73.1 million, or 5.8%, from $1,262.2 million at September 30, 2023. The decrease in cash and cash equivalents was primarily attributable to $113.1 million of cash used to repurchase common stock, of which $90.8 million was related to repurchases under the existing Board repurchase authorization.

Net cash provided by operating activities was $237.4 million for the six months ended March 31, 2024 as compared to $131.5 million for the six months ended March 31, 2023. The change was primarily attributable to an increase in cash provided by working capital of approximately $81.2 million and an increase in adjustments for non-cash items of approximately $81.3 million, offset by a decrease in net income of approximately $56.6 million. The sale of trade receivables to financial institutions included in operating cash flows increased $49.2 million during the six months ended March 31, 2024 compared to the six months ended March 31, 2023. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $121.9 million for the six months ended March 31, 2024, as compared to $83.6 million for the six months ended March 31, 2023. The change was primarily attributable to an increase in cash payments for capital expenditures of approximately $7.9 million and cash paid for a business acquisition, net of cash acquired of $18.7 million.

Net cash used in financing activities was $188.4 million for the six months ended March 31, 2024 as compared to $147.4 million for the six months ended March 31, 2023. The change from prior year was primarily attributable to a $15.8 million increase in stock repurchases under our stock repurchase program and a $9.2 million increase in dividends paid. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, increased $42.5 million, or 13.3%, to $361.7 million at March 31, 2024 from $319.2 million at September 30, 2023. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,185.3 million at March 31, 2024 from $2,880.8 million at September 30, 2023.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 71 days at March 31, 2024 compared to 65 days at September 30, 2023.

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

Debt

Debt consisted of the following:

	March 31,	September 30,
	2024	2023

	(in millions)
Credit Agreement	$1,105.1	$1,119.8
2027 Senior Notes	997.3	997.3
Other debt	103.5	100.2
Total debt	2,205.9	2,217.3
Less: Current portion of debt and short-term borrowings	(91.5)	(89.5)
Less: Unamortized debt issuance costs	(12.0)	(14.4)
Long-term debt	$2,102.4	$2,113.4

The following table presents, in millions, scheduled maturities of our debt as of March 31, 2024:

Fiscal Year
2024 (six months remaining)	$63.3
2025	54.4
2026	417.3
2027	1,013.7
2028	657.2
Total	$2,205.9

Credit Agreement

On February 8, 2021, we entered into the 2021 Refinancing Amendment to Credit Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which we amended and restated its Syndicated Facility Agreement, dated as of October 17, 2014 (as amended prior to February 8, 2021, the “Original Credit Agreement”), between the Company, as borrower, Bank of America, N.A., as administrative agent, and other parties thereto. At the time of amendment, the Credit Agreement consisted of a $1,150,000,000 revolving credit facility (the “Original Revolving Credit Facility”) and a $246,968,737.50 term loan A facility (the “Original Term A Facility,”), each of which would have matured on February 8, 2026. The proceeds of the Original Revolving Credit Facility and the Original Term A Loan facility borrowed on February 8, 2021 were used to refinance the existing revolving credit facility and the existing term loan facility under the Original Credit Agreement and to pay related fees and expenses.

On April 13, 2021, we entered into Amendment No. 10 to Credit Agreement, pursuant to which the lenders thereunder provided us a secured term B credit facility (the “Original Term B Facility,” and together with the Original Term A Facility and Original Revolving Credit Facility, the “Original Credit Facilities”) in an aggregate principal amount of $700,000,000. The Original Term B Facility would have matured on April 13, 2028. The proceeds of the Original Term B Facility were used to fund the purchase price, fees and expenses in connection with our cash tender offer to purchase up to $700,000,000 aggregate purchase price (not including any accrued and unpaid interest) of our outstanding 5.875% Senior Notes due 2024.

On June 25, 2021, we entered into Amendment No. 11 to Credit Agreement, pursuant to which lenders thereunder provided us an additional $215,000,000 in aggregate principal amount under the Original Term A Facility. We used the net proceeds from the increase in the Original Term A Facility (together with cash on hand), to (i) redeem all of our remaining 5.875% Senior Notes due 2024 and (ii) pay fees and expenses related to such redemption.

On May 23, 2023, we entered into Amendment No. 12 to Credit Agreement, pursuant to which LIBOR as a benchmark rate of interest was replaced by, in the case of U.S. dollar-denominated loans, a secured overnight financing rate subject to a spread adjustment, and, in the case of loans denominated in other currencies, other customary successor rates, subject in certain cases to a spread adjustment. On May 23, 2023, we entered into Amendment No. 13 to Credit Agreement, pursuant to which the spread adjustments with respect to the Original Revolving Credit Facility and the Original Term A Facility were amended.

On April 19, 2024, we entered into Amendment No. 14 to Syndicated Facility Agreement, pursuant to which we obtained a new $1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full the Original Revolving Credit Facility, the Original Term A Facility and the Original Term B Facility, and borrowings under the New Credit Facilities were used to refinance in full the Original Credit Facilities and for general corporate purposes. The Credit Agreement permits us to designate certain of our subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities.

Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility will bear interest at a rate per annum equal to, at our option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.25% in the case of the Term SOFR rate and 0.25% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other U.S. dollars will bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.25%. The applicable margin is subject, in each case, to adjustment based on our consolidated leverage ratio from time to time.

Borrowings under the New Term B Facility will bear interest at a rate per annum equal to, at our option, (a) a Term SOFR rate (with a 0% floor and a SOFR adjustment of 0%) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.875% in the case of the Term SOFR rate and 0.875% in the case of the base rate.

Certain of our material subsidiaries (the “Guarantors”) have guaranteed our obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenants”). The Financial Covenants do not apply to the New Term B Facility. As of March 31, 2024, we were in compliance with the covenants of the Credit Agreement.

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

At March 31, 2024 and September 30, 2023, letters of credit totaled $4.4 million and $4.4 million, respectively, under the our Original Revolving Credit Facility. As of March 31, 2024 and September 30, 2023, we had $1,145.6 million and $1,145.6 million, respectively, available under our Original Revolving Credit Facility.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2024, the estimated fair value of the 2027 Senior Notes was approximately $977.3 million. The fair value of the 2027 Senior Notes as of March 31, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2024.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $895.3 million and $878.9 million, respectively. As of March 31, 2024, we had $418.9 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the six months ended March 31, 2024 and 2023 was 5.5% and 5.2%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2024 and 2022 of $1.2 million and $2.4 million, respectively, and for the three and six months ended March 31, 2023 of $1.2 million and $2.4 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2024, there was approximately $899.7 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2024, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $146.1 million. The total amounts of employer contributions paid for the six months ended March 31, 2024 were $4.4 million for U.S. plans and $13.1 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2023, we contributed $3.0 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2023 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the six months ended March 31, 2024.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of March 31, 2024 and September 30, 2023, and for the six months ended March 31, 2024.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	March 31, 2024	September 30, 2023
Current assets	$2,658.6	$2,617.7
Non-current assets	3,049.1	3,230.7
Total assets	$5,707.7	$5,848.4

Current liabilities	$2,596.8	$2,414.4
Non-current liabilities	2,554.1	2,601.6
Total liabilities	5,150.9	5,016.0

Total stockholders’ equity	556.8	832.4
Total liabilities and stockholders’ equity	$5,707.7	$5,848.4

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the six months ended
March 31, 2024
Revenue	$3,914.0
Cost of revenue	3,658.9
Gross profit	255.1

Net income from continuing operations	18.7
Net loss from discontinued operations	—
Net income	$18.7

Net income attributable to AECOM	$18.7

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

The Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 (the “2023 Form 10-K”), and “Critical Accounting Estimates” in Part II, Item 7 of the 2023 Form 10-K describe the significant accounting policies and estimates used in the preparation of our consolidated financial statements. We have not materially changed our estimation methodology since the 2023 Form 10-K.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2024 and September 30, 2023, we had $1,105.1 million and $1,119.8 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.25% to 1.00% and the applicable margin that is added to borrowings in the eurocurrency rate can range from 1.25% to 2.00%. For the six months ended March 31, 2024, our weighted average floating rate borrowings were $1,599.3 million, or $899.3 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2024 would have increased by $4.5 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2024 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table shows the repurchase activity for each of the six months ended March 31, 2024:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs(1)

January 1 - 31, 2024	—	$—	—	$950,000,000
February 1 - 29, 2024	—	$—	—	$950,000,000
March 1- 31, 2024	226,118	$93.11	226,118	$928,900,000
Total	226,118	$93.11	226,118
(1)	On November 9, 2023, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None.

Item 5.Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are filed as Exhibits to the Report:

			Incorporated by Reference
			(Exchange Act Filings Located
			at File No. 0-52423)
Exhibit				Filing	Filed
Numbers	Description	Form	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

10.1	Amendment No. 14 to Syndicated Facility Agreement, dated as of April 19, 2024, by and among AECOM, the other Borrowers and Guarantors party thereto, the Lenders party thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer	Form 8-K	10.1	4/25/2024

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL				X

#Management contract or compensatory plan or arrangement

*Portions of the exhibit have been omitted as confidential

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 7, 2024	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer