Form 10-Q
period 2024-06-30
AECOM
filed 2024-08-06
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, 134,066,746 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AECOM

Consolidated Balance Sheets

(unaudited - in thousands, except share data)

	June 30,	September 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,349,172	$1,030,447
Cash in consolidated joint ventures	295,640	229,759
Total cash and cash equivalents	1,644,812	1,260,206
Accounts receivable—net	2,660,421	2,544,453
Contract assets	1,884,755	1,525,051
Prepaid expenses and other current assets	732,455	730,145
Current assets held for sale	135,970	95,221
Income taxes receivable	60,251	14,435
TOTAL CURRENT ASSETS	7,118,664	6,169,511
PROPERTY AND EQUIPMENT—NET	356,878	382,638
DEFERRED TAX ASSETS—NET	398,871	439,604
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	140,629	139,236
GOODWILL	3,448,160	3,418,930
INTANGIBLE ASSETS—NET	11,515	17,769
OTHER NON-CURRENT ASSETS	151,590	218,666
OPERATING LEASE RIGHT-OF-USE ASSETS	420,291	447,044
TOTAL ASSETS	$12,046,598	$11,233,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,522	$3,085
Accounts payable	2,436,736	2,190,755
Accrued expenses and other current liabilities	2,414,250	2,287,546
Income taxes payable	44,893	48,161
Contract liabilities	1,261,853	1,188,742
Current liabilities held for sale	65,762	45,625
Current portion of long-term debt	63,628	86,369
TOTAL CURRENT LIABILITIES	6,289,644	5,850,283
OTHER LONG-TERM LIABILITIES	123,402	123,846
OPERATING LEASE LIABILITIES, NON-CURRENT	496,681	548,851
LONG-TERM LIABILITIES HELD FOR SALE	782	792
DEFERRED TAX LIABILITY-NET	17,784	16,960
PENSION BENEFIT OBLIGATIONS	168,085	195,586
LONG-TERM DEBT	2,451,544	2,113,369
TOTAL LIABILITIES	9,547,922	8,849,687

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of June 30, 2024 and September 30, 2023; issued and outstanding 135,702,623 and 136,210,883 shares as of June 30, 2024 and September 30, 2023, respectively	1,357	1,362
Additional paid-in capital	4,318,755	4,241,523
Accumulated other comprehensive loss	(914,989)	(926,577)
Accumulated deficits	(1,106,797)	(1,103,976)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,298,326	2,212,332
Noncontrolling interests	200,350	171,379
TOTAL STOCKHOLDERS’ EQUITY	2,498,676	2,383,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,046,598	$11,233,398

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	$4,151,251	$3,663,549	$11,995,004	$10,536,076
Cost of revenue	3,866,207	3,413,471	11,204,816	9,842,916
Gross profit	285,044	250,078	790,188	693,160

Equity in earnings (losses) of joint ventures	7,647	(303,503)	(1,835)	(286,218)
General and administrative expenses	(36,209)	(42,883)	(116,619)	(112,642)
Restructuring costs	(29,025)	(9,115)	(80,670)	(50,547)
Income (loss) from operations	227,457	(105,423)	591,064	243,753

Other income	963	1,797	6,154	6,282
Interest income	15,817	8,802	43,341	24,492
Interest expense	(51,370)	(38,868)	(140,350)	(117,940)
Income (loss) from continuing operations before taxes	192,867	(133,692)	500,209	156,587
Income tax expense (benefit) for continuing operations	46,035	(20,000)	118,078	46,870
Net income (loss) from continuing operations	146,832	(113,692)	382,131	109,717
Net income (loss) from discontinued operations	5,677	(7,607)	(104,998)	(49,770)
Net income (loss)	152,509	(121,299)	277,133	59,947

Net income attributable to noncontrolling interests from continuing operations	(17,355)	(11,829)	(44,585)	(29,562)
Net income attributable to noncontrolling interests from discontinued operations	(881)	(1,573)	(2,830)	(526)
Net income attributable to noncontrolling interests	(18,236)	(13,402)	(47,415)	(30,088)

Net income (loss) attributable to AECOM from continuing operations	129,477	(125,521)	337,546	80,155
Net income (loss) attributable to AECOM from discontinued operations	4,796	(9,180)	(107,828)	(50,296)
Net income (loss) attributable to AECOM	$134,273	$(134,701)	$229,718	$29,859

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$0.95	$(0.90)	$2.48	$0.58
Basic discontinued operations per share	$0.04	$(0.07)	$(0.79)	$(0.36)
Basic earnings per share	$0.99	$(0.97)	$1.69	$0.22

Diluted continuing operations per share	$0.95	$(0.90)	$2.47	$0.57
Diluted discontinued operations per share	$0.03	$(0.07)	$(0.79)	$(0.36)
Diluted earnings per share	$0.98	$(0.97)	$1.68	$0.21

Weighted average shares outstanding:
Basic	136,025	138,741	135,976	138,785
Diluted	136,790	138,741	136,868	140,339

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income (loss)	$152,509	$(121,299)	$277,133	$59,947

Other comprehensive income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(375)	7,234	(9,776)	(2,147)
Foreign currency translation adjustments	(4,422)	18,274	28,613	105,025
Pension adjustments, net of tax	(260)	(5,404)	(7,250)	(23,923)
Other comprehensive income, net of tax	(5,057)	20,104	11,587	78,955
Comprehensive income (loss), net of tax	147,452	(101,195)	288,720	138,902
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(18,198)	(13,234)	(47,414)	(30,183)
Comprehensive income (loss) attributable to AECOM, net of tax	$129,254	$(114,429)	$241,306	$108,719

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(unaudited—in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT MARCH 31, 2024	$1,359	$4,267,719	$(909,970)	$(1,160,441)	$2,198,667	$195,688	$2,394,355
Net income	—	—	—	134,273	134,273	18,236	152,509
Dividends declared	—	—	—	(30,338)	(30,338)	—	(30,338)
Other comprehensive loss	—	—	(5,019)	—	(5,019)	(38)	(5,057)
Issuance of stock	3	36,887	—	—	36,890	—	36,890
Repurchases of stock	(5)	(54)	—	(50,291)	(50,350)	—	(50,350)
Stock-based compensation	—	14,203	—	—	14,203	—	14,203
Contributions from noncontrolling interests	—	—	—	—	—	3,037	3,037
Distributions to noncontrolling interests	—	—	—	—	—	(16,573)	(16,573)
BALANCE AT JUNE 31, 2024	$1,357	$4,318,755	$(914,989)	$(1,106,797)	$2,298,326	$200,350	$2,498,676

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT MARCH 31, 2023	$1,387	$4,176,931	$(921,087)	$(662,891)	$2,594,340	$142,535	$2,736,875
Net loss	—	—	—	(134,701)	(134,701)	13,402	(121,299)
Dividends declared	—	—	—	(25,236)	(25,236)	—	(25,236)
Other comprehensive income	—	—	20,272	—	20,272	(168)	20,104
Issuance of stock	4	33,821	—	—	33,825	—	33,825
Repurchases of stock	(6)	(10)	—	(50,004)	(50,020)	—	(50,020)
Stock-based compensation	—	16,285	—	—	16,285	—	16,285
Contributions from noncontrolling interests	—	—	—	—	—	14,539	14,539
Distributions to noncontrolling interests	—	—	—	—	—	(2,748)	(2,748)
BALANCE AT JUNE 30, 2023	$1,385	$4,227,027	$(900,815)	$(872,832)	$2,454,765	$167,560	$2,622,325

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711
Net income	—	—	—	229,718	229,718	47,415	277,133
Dividends declared	—	—	—	(91,194)	(91,194)	—	(91,194)
Other comprehensive income	—	—	11,588	—	11,588	(1)	11,587
Issuance of stock	13	53,597	—	—	53,610	—	53,610
Repurchases of stock	(18)	(21,179)	—	(141,345)	(162,542)	—	(162,542)
Stock-based compensation	—	44,814	—	—	44,814	—	44,814
Contributions from noncontrolling interests	—	—	—	—	—	8,529	8,529
Distributions to noncontrolling interests	—	—	—	—	—	(26,972)	(26,972)
BALANCE AT JUNE 30, 2024	$1,357	$4,318,755	$(914,989)	$(1,106,797)	$2,298,326	$200,350	$2,498,676

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	29,859	29,859	30,088	59,947
Dividends declared	—	—	—	(76,028)	(76,028)	—	(76,028)
Other comprehensive income	—	—	78,860	—	78,860	95	78,955
Issuance of stock	15	51,435	—	—	51,450	—	51,450
Repurchases of stock	(19)	(21,882)	—	(125,009)	(146,910)	—	(146,910)
Stock-based compensation	—	40,880	—	—	40,880	—	40,880
Contributions from noncontrolling interests	—	—	—	—	—	15,215	15,215
Distributions to noncontrolling interests	—	—	—	—	—	(6,563)	(6,563)
BALANCE AT JUNE 30, 2023	$1,385	$4,227,027	$(900,815)	$(872,832)	$2,454,765	$167,560	$2,622,325

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277,133	$59,947
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,873	131,047
Equity in losses of unconsolidated joint ventures	5,235	287,958
Distribution of earnings from unconsolidated joint ventures	15,141	31,878
Non-cash stock compensation	44,814	40,880
Loss on sale of discontinued operations	90,412	40,160
Foreign currency translation	3,670	7,187
Other	4,652	4,644
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(514,407)	(452,702)
Prepaid expenses and other assets	20,613	(4,127)
Accounts payable	290,587	96,033
Accrued expenses and other current liabilities	164,926	32,109
Contract liabilities	72,917	171,892
Other long-term liabilities	(80,852)	(36,111)
Net cash provided by operating activities	528,714	410,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition, net of cash acquired	(18,686)	—
Investment in unconsolidated joint ventures	(48,352)	(44,844)
Return of investment in unconsolidated joint ventures	—	15,419
Proceeds from sale of investments	3,180	5,977
Other investing activities	(27,100)	—
Proceeds from disposal of property and equipment	343	288
Payments for capital expenditures	(95,280)	(83,293)
Net cash used in investing activities	(185,895)	(106,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,319,563	2,500,070
Repayments of borrowings under credit agreements	(5,017,837)	(2,534,373)
Cash paid for debt issuance costs	(16,573)	—
Dividends paid	(85,391)	(71,248)
Proceeds from issuance of common stock	25,629	21,975
Proceeds from exercise of stock options	—	4,112
Payments to repurchase common stock	(163,147)	(145,209)
Net (distributions) contributions to noncontrolling interests	(18,443)	8,652
Other financing activities	573	12,048
Net cash provided by (used in) financing activities	44,374	(203,973)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,154)	3,001
NET INCREASE IN CASH AND CASH EQUIVALENTS	386,039	103,370
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,262,152	1,176,772
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,648,191	1,280,142
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(3,379)	(22,412)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,644,812	$1,257,730

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

The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024.

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

During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty, and the Company recorded a $12.7 million gain based on the fair value of the equity received. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. As of June 30, 2024, the Company has funded $27.1 million, all of which was classified as a cash outflow in other investing activities and outstanding.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	June 30,	September 30,
	2024	2023

Cash and cash equivalents	$3.4	$1.9
Receivables and contract assets	132.6	93.3
Other	—	—
Current assets held for sale	$136.0	$95.2

Property and equipment, net	$16.6	$14.2
Write-down of assets to fair value less cost to sell	(16.6)	(14.2)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$65.8	45.6
Current liabilities held for sale	$65.8	$45.6

Long-term liabilities held for sale	$0.8	$0.8

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenue	$37.3	$69.1	$138.4	$169.6
Cost of revenue	41.8	76.0	139.5	178.4
Gross loss	(4.5)	(6.9)	(1.1)	(8.8)
Equity in earnings of joint ventures	—	—	(3.4)	(1.7)
Income (loss) on disposal activities	12.7	(2.6)	(100.4)	(42.8)
Transaction costs	—	—	(0.2)	(0.2)
Income (loss) from operations	8.2	(9.5)	(105.1)	(53.5)
Other expense	(0.6)	(0.5)	(1.7)	(0.5)
Income (loss) before taxes	7.6	(10.0)	(106.8)	(54.0)
Income tax expense (benefit)	1.9	(2.4)	(1.8)	(4.2)
Net income (loss) from discontinuing operations	$5.7	$(7.6)	$(105.0)	$(49.8)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Payments for capital expenditures	$(0.3)	$(0.6)	$(2.4)	$(5.1)

The Company completed one acquisition in the first quarter of fiscal 2024. The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2024 were as follows:

		Foreign
	September 30,	Exchange		June 30,
	2023	Impact	Acquired	2024

	(in millions)
Americas	$2,614.0	$(1.5)	$12.1	$2,624.6
International	804.9	18.7	—	823.6
Total	$3,418.9	$17.2	$12.1	$3,448.2

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2024 and September 30, 2023, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2024			September 30, 2023
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and Customer relationships	$671.6	$(660.1)	$11.5	$663.8	$(646.0)	$17.8	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $14.1 million and $13.9 million for the nine months ended June 30, 2024 and 2023, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2024 and for the succeeding years:

Fiscal Year	(in millions)
2024 (three months remaining)	$4.6
2025	2.1
2026	1.5
2027	1.5
2028	1.5
Thereafter	0.3
Total	$11.5

4.    Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the nine months ended June 30, 2024 and 2023 were $6.6 billion and $5.6 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

	(in millions)
Cost reimbursable	$1,594.7	$1,500.2	$4,817.0	$4,526.4
Guaranteed maximum price	1,597.5	1,325.5	4,433.1	3,564.7
Fixed-price	959.0	837.9	2,744.9	2,445.0
Total revenue	$4,151.2	$3,663.6	$11,995.0	$10,536.1

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

	(in millions)
Americas	$3,247.0	$2,829.4	$9,325.0	$8,039.3
Europe, Middle East, India, Africa	530.1	476.0	1,645.3	1,418.1
Asia-Australia-Pacific	374.1	358.2	1,024.7	1,078.7
Total revenue	$4,151.2	$3,663.6	$11,995.0	$10,536.1

As of June 30, 2024, the Company had allocated $20.7 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 58% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $764.7 million and $869.5 million during the nine months ended June 30, 2024 and 2023, respectively, that was included in contract liabilities as of September 30, 2023 and 2022, respectively.

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

Net accounts receivable consisted of the following:

	June 30,	September 30,
	2024	2023

	(in millions)
Billed	$2,101.5	$2,122.2
Contract retentions	644.8	516.5
Total accounts receivable—gross	2,746.3	2,638.7
Allowance for doubtful accounts and credit losses	(85.9)	(94.2)
Total accounts receivable—net	$2,660.4	$2,544.5

Substantially all contract assets as of June 30, 2024 and September 30, 2023 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $170 million and $160 million as of June 30, 2024 and September 30, 2023, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2024 and September 30, 2023.

The Company sold trade receivables to financial institutions, of which $305.7 million and $291.0 million were outstanding as of June 30, 2024 and September 30, 2023, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

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

Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	June 30,
	2024	September 30,
	(unaudited)	2023

	(in millions)
Current assets	$916.9	$806.3
Non-current assets	83.0	75.9
Total assets	$999.9	$882.2

Current liabilities	$866.2	$779.6
Non-current liabilities	1.5	1.5
Total liabilities	867.7	781.1
Total AECOM deficit	(49.9)	(54.9)
Noncontrolling interests	182.1	156.0
Total owners’ equity	132.2	101.1
Total liabilities and owners’ equity	$999.9	$882.2

Total revenue of the consolidated joint ventures was $1,799.2 million and $1,441.9 million for the nine months ended June 30, 2024 and 2023, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	June 30,	September 30,
	2024	2023

	(in millions)
Current assets	$1,477.3	$1,177.4
Non-current assets	1,208.2	996.3
Total assets	$2,685.5	$2,173.7

Current liabilities	$878.3	$605.9
Non-current liabilities	505.8	441.7
Total liabilities	1,384.1	1,047.6
Joint ventures’ equity	1,301.4	1,126.1
Total liabilities and joint ventures’ equity	$2,685.5	$2,173.7

AECOM’s investment in unconsolidated joint ventures	$140.6	$139.2

	Nine Months Ended
	June 30,	June 30,
	2024	2023

	(in millions)
Revenue	$1,562.8	$944.3
Cost of revenue	1,495.3	881.9
Gross profit	$67.5	$62.4
Net income	$63.9	$57.9

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30,	June 30,
	2024	2023

	(in millions)
Pass-through joint ventures	$24.7	$18.2
Other joint ventures	(26.5)	(304.4)
Total	$(1.8)	$(286.2)

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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$—	$—	$0.2	$—	$0.2
Interest cost on projected benefit obligation	2.4	10.8	2.4	12.1	7.3	32.4	7.3	35.5
Expected return on plan assets	(1.3)	(14.3)	(1.4)	(15.5)	(4.1)	(42.6)	(4.3)	(45.3)
Amortization of prior service cost	—	0.1	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	0.8	(0.6)	0.9	(0.1)	2.3	(1.8)	2.6	(0.4)
Settlement loss recognized	—	—	—	0.3	—	—	—	0.3
Net periodic benefit cost (credit)	$1.9	$(3.9)	$1.9	$(3.1)	$5.5	$(11.7)	$5.6	$(9.6)

The total amounts of employer contributions paid for the nine months ended June 30, 2024 were $8.6 million for U.S. plans and $19.0 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2024 are $4.4 million for U.S. plans and $8.5 million for non-U.S. plans.

7.    Debt

Debt consisted of the following:

	June 30,	September 30,
	2024	2023

	(in millions)
Credit Agreement	$1,448.3	$1,119.8
2027 Senior Notes	997.3	997.3
Other debt	95.9	100.2
Total debt	2,541.5	2,217.3
Less: Current portion of debt and short-term borrowings	(66.2)	(89.5)
Less: Unamortized debt issuance costs	(23.8)	(14.4)
Long-term debt	$2,451.5	$2,113.4

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2024:

Fiscal Year
2024 (three months remaining)	$18.9
2025	53.9
2026	25.6
2027	1,015.0
2028	8.4
Thereafter	1,419.7
Total	$2,541.5

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

Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.225% in the case of the Term SOFR rate and 0.25% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.225%. The applicable margin is subject, in each case, to adjustment based on the Company’s consolidated leverage ratio from time to time.

Borrowings under the New Term B Facility bear interest at a rate per annum equal to, at the Company’s option, (a) a Term SOFR rate (with a 0% floor and a SOFR adjustment of 0%) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.875% in the case of the Term SOFR rate and 0.875% in the case of the base rate.

Certain of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of June 30, 2024, the Company was in compliance with the covenants of the Credit Agreement.

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

At June 30, 2024 and September 30, 2023, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s New Revolving Credit Facility and Original Revolving Credit Facility, respectively. As of June 30, 2024 and September 30, 2023, the Company had $1,495.6 million and $1,145.6 million, respectively, available under its New Revolving Credit Facility and Original Revolving Credit Facility, respectively.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of June 30, 2024, the estimated fair value of the 2027 Senior Notes was approximately $974.9 million. The fair value of the 2027 Senior Notes as of June 30, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2024.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $909.4 million and $878.9 million, respectively. As of June 30, 2024, the Company had $407.1 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the nine months ended June 30, 2024 and 2023 was 5.5% and 5.3%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2024 of $4.0 million and $6.4 million, respectively, and for the three and nine months ended June 30, 2023 of $1.2 million and $3.7 million, respectively.

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

June 30, 2024
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	400.0	1.283%	February 2023	March 2028

September 30, 2023
Notional Amount	Notional Amount	Fixed	Effective	Expiration
Currency	(in millions)	Rate	Date	Date
USD	400.0	1.283%	February 2023	March 2028

In the fourth quarter of fiscal 2021, the Company entered into interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. These swaps became effective February 2023 and terminate in March 2028. By entering into the swap agreements, the Company converted a portion of the SOFR rate-based liability into a fixed rate liability. The Company will pay a fixed rate of 1.283% and receive payment at the prevailing one-month SOFR.

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

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2024 and 2023.

Fair Value Measurements

The Company’s non-pension financial assets and liabilities recorded at fair value relate to the interest rate swap and interest rate cap agreements, as well as equity and participation in a revolving credit facility with the civil infrastructure construction business buyer included in other current assets, other non-current assets, and other non-current liabilities on June 30, 2024 were $15.3 million, $67.1 million and $0.1 million, respectively. The fair values of the interest rate swap and interest rate cap agreements included in other current assets and other non-current assets on September 30, 2023 were $17.2 million and $37.5 million, respectively. The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).

The Company elected the fair value option for its equity method investment in the civil infrastructure construction business buyer due to the availability of quoted prices of identical assets. The fair value options was also elected for the credit facility. Both instruments are classified on the consolidated balance sheets as other non-current assets, and changes in fair value of both instruments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and also classifies it within other income. Fair value for the equity instruments is determined using Level 1 inputs, and fair value of the credit facility is determined using Level 3 inputs, such as discounted cash flows and estimated discount rates. The Company recorded a loss of $1.6 million in other income in the third quarter of fiscal 2024 representing the decrease in fair value of these instruments. As of June 30, 2024, the fair value of the equity and revolving credit facility were $12.0 million and $26.3 million, respectively.

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2024 and 2023. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap and interest rate cap agreements.

9.    Share-based Payments

The Company grants stock units to employees under its Performance Earnings Program (PEP), whereby units are earned and issued dependent upon meeting established cumulative performance objectives and vest over a three-year service period. Additionally, the Company issues restricted stock units to employees and directors which are earned based on service conditions. The grant date fair value of PEP awards and restricted stock unit awards is primarily based on that day’s closing market price of the Company’s common stock.

Restricted stock units and PEP units activity for the nine months ended June 30 was as follows:

	2024				2023
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Restricted	Grant-Date		Grant-Date	Restricted	Grant-Date		Grant-Date
	Stock Units	Fair Value	PEP Units	Fair Value	Stock Units	Fair Value	PEP Units	Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.8	$68.34	0.7	$75.54	1.0	$53.05	0.7	$60.60
Granted	0.3	$92.30	0.2	$104.82	0.3	$83.64	0.2	$94.64
PEP units earned	—	$—	0.2	$52.49	—	$—	0.2	$43.19
Vested	(0.3)	$50.04	(0.4)	$52.49	(0.4)	$45.01	(0.4)	$43.19
Outstanding at June 30,	0.8	$83.95	0.7	$95.37	0.9	$65.96	0.7	$75.67

Total compensation expense related to these share-based payments including stock options was $44.8 million and $40.9 million during the nine months ended June 30, 2024 and 2023, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2024 and September 30, 2023 was $70.3 million and $48.3 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

10.   Income Taxes

The Company’s effective tax rate was 23.6% and 29.9% for the nine months ended June 30, 2024 and 2023, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2024 were a tax benefit of $46.1 million related to income tax credits and incentives, tax expense of $39.7 million related to foreign residual income, tax expense of $18.2 million related to state income taxes, a tax benefit of $8.4 million related to the exclusion of tax on non - controlling interests, tax expense of $7.4 million related to changes in valuation allowances, a tax benefit of $6.9 million related to an audit settlement, and tax expense of $5.6 million related to nondeductible costs. All these items, except for the audit settlement, are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.

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

The Company is currently under tax audit in several jurisdictions including the U.S. where its federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. While the Company has historically been able to sustain the credits in previous audit cycles without adjustment, the Company believes it’s reasonably possible there could be an adjustment to the liability for uncertain tax positions within the next twelve months related to this issue. However, given the early stages of the audit of these credits, the Company is not able to reasonably estimate the range of potential outcomes.

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

11.   Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended June 30, 2024 and for the nine months ended June 30, 2024 and 2023, equity awards excluded from the calculation of potential common shares were not significant. The computation of diluted loss per share for the three months ended June 30, 2023 excludes 1.3 million potential common shares due to their antidilutive effect.

The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

	(in millions)
Denominator for basic earnings per share	136.0	138.7	136.0	138.8
Potential common shares	0.8	—	0.9	1.5
Denominator for diluted earnings per share	136.8	138.7	136.9	140.3

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

The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in millions)
Operating lease cost	$37.1	$40.8	$112.2	$123.9
Finance lease cost:
Amortization of right-of-use assets	7.2	6.1	21.3	16.9
Interest on lease liabilities	0.7	0.7	2.2	1.9
Variable lease cost	8.6	9.2	26.1	25.7
Total lease cost	$53.6	$56.8	$161.8	$168.4

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	June 30, 2024	September 30, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$420.3	$447.0
Finance lease assets	Property and equipment – net	65.0	64.8
Total lease assets		$485.3	$511.8

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$139.9	$139.8
Finance lease liabilities	Current portion of long-term debt	24.8	25.0
Total current lease liabilities		164.7	164.8
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	496.7	548.9
Finance lease liabilities	Long-term debt	36.8	39.8
Total non-current lease liabilities		$533.5	$588.7

	As of	As of
	June 30, 2024	September 30, 2023
Weighted average remaining lease term (in years):
Operating leases	6.1	6.4
Finance leases	2.7	2.9
Weighted average discount rates:
Operating leases	5.1%	4.3%
Finance leases	4.3%	4.1%

Additional cash flow information related to leases is as follows:

	Nine Months Ended
	June 30,	June 30,
	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$140.8	$141.7
Operating cash flows from finance leases	2.3	1.9
Financing cash flows from finance leases	22.3	17.8
Right-of-use assets obtained in exchange for new operating leases	60.7	84.2
Right-of-use assets obtained in exchange for new finance leases	21.3	26.7

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2024 (three months remaining)	$44.9	$7.2
2025	159.1	25.7
2026	126.5	19.8
2027	96.7	11.2
2028	83.4	1.7
Thereafter	234.1	—
Total lease payments	$744.7	$65.6
Less: Amounts representing interest	$(108.1)	$(4.0)
Total lease liabilities	$636.6	$61.6

13.   Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2024	2023

	(in millions)
Accrued salaries and benefits	$640.4	$599.8
Accrued contract costs	1,389.7	1,340.4
Other accrued expenses	384.2	347.3
Total	$2,414.3	$2,287.5

Accrued contract costs above include balances related to professional liability accruals of $824.1 million and $809.6 million as of June 30, 2024 and September 30, 2023, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2024 and September 30, 2023. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the nine months ended June 30, 2024 and 2023. During the first nine months of fiscal 2024, the Company incurred restructuring expenses of $80.7 million, including labor-related costs of $15.1 million and non-labor costs of $65.6 million, of which $22.4 million was accrued and unpaid at June 30, 2024. During the first nine months of fiscal 2023, the Company incurred restructuring expenses of $50.5 million, including labor-related costs of $20.3 million and non-labor costs of $30.2 million, of which $28.3 million was accrued and unpaid at June 30, 2023.

On June 5, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share, which was payable on July 19, 2024 to stockholders of record as of July 3, 2024. As of June 30, 2024, accrued and unpaid dividends totaled $32.5 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2024 and 2023 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2024	$(233.0)	$(706.7)	$29.7	$(910.0)
Other comprehensive income before reclassification	(0.4)	(4.4)	3.0	(1.8)
Amounts reclassified from accumulated other comprehensive income	0.2	—	(3.4)	(3.2)
Balances at June 30, 2024	$(233.2)	$(711.1)	$29.3	$(915.0)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at March 31, 2023	$(235.8)	$(712.9)	$27.6	$(921.1)
Other comprehensive (loss) income before reclassification	(6.1)	18.5	10.2	22.6
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	(3.0)	(2.3)
Balances at June 30, 2023	$(241.2)	$(694.4)	$34.8	$(900.8)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)
Other comprehensive (loss) income before reclassification	(7.6)	28.6	0.7	21.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	(10.5)	(10.1)
Balances at June 30, 2024	$(233.2)	$(711.1)	$29.3	$(915.0)

		Foreign		Accumulated
	Pension	Currency	Gain/(Loss) on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive (loss) income before reclassification	(25.7)	104.9	2.8	82.0
Amounts reclassified from accumulated other comprehensive income (loss)	1.8	—	(4.9)	(3.1)
Balances at June 30, 2023	$(241.2)	$(694.4)	$34.8	$(900.8)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $909.4 million and $878.9 million, respectively. As of June 30, 2024, the Company had $407.1 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At June 30, 2024, the Company was contingently liable in the amount of approximately $913.8 million in issued standby letters of credit and $5.3 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At June 30, 2024, the Company has capital commitments of $6.3 million to the Fund over the next 4 years.

In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain contractual obligations, including guarantees for completion of projects, limited debt repayment, environmental indemnity obligations and other lender required guarantees.

In February 2024, the Company was informed of a potential liability as one of the indemnitors on a divested business’ surety bonds. The Company does not have sufficient information to determine the range of potential impacts, however, it is reasonably possible that the Company may incur additional costs related to these bonds.

In connection with the resolution of contingencies related to the sale of the civil infrastructure construction business, the Company agreed to act as an additional guarantor on the counterparty’s existing debt, which matures on September 30, 2024.

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

On January 31, 2020, the Company completed the sale of its Management Services business, including the Former Affiliate who worked on the DOE project, to Maverick Purchaser Sub LLC (“MS Purchaser”), an affiliate of American Securities LLC and Lindsay Goldberg LLC. The Company and the MS Purchaser agreed that all future DOE project claim recoveries and costs will be split 10% to the MS Purchaser and 90% to the Company with the Company retaining control of all future strategic legal decisions.

The Company intends to vigorously pursue all claimed amounts but can provide no certainty that the Company will recover 2014 Claims and 2019 Claims submitted against the DOE, or any additional incurred claims or costs, which could have a material adverse effect on the Company’s results of operations.

Refinery Turnaround Project

The Former Affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company’s Former Affiliate’s control, including client directed changes and delays and the refinery’s condition, the Company’s Former Affiliate performed additional work outside of the original contract of over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company’s Former Affiliate alleging it incurred approximately $79 million in damages due to the Company’s Former Affiliate’s project performance. In April 2019, the Company’s Former Affiliate filed and perfected a $132 million construction lien against the refinery for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteenth Judicial District Court of Montana asserting claims against the refinery owner and the Company’s Former Affiliate, the refinery owner crossclaimed against the Company’s Former Affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s Former Affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s Former Affiliate.

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

16.   Reportable Segments

The Company manages its operations under three reportable segments according to their geographic regions and business activities. In identifying its reportable segments, the Company considered the financial information provided to its chief operating decision maker (CODM), who is the chief executive officer. The financial data is organized by geographic region and global business lines. The CODM uses this information to allocate resources and assess the performance of the segments primarily based on revenue less pass - through revenue and attributable earnings before interest, tax, and amortization expense. After considering various factors, including the development and utilization of financial data to the CODM, the Company concluded that identifying its operating segments by geography was consistent with the objectives of ASC 280 - 10. Certain operating segments have been aggregated based on similar characteristics, including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers, to arrive at the Company’s reportable segments. The Company’s Americas reportable segment provides planning, consulting, architectural and engineering design services, and construction management services to public and private clients in the United States, Canada, and Latin America and is comprised of the Design and Consulting Services Americas and Construction Management operating segments. The Company’s International reportable segment provides similar professional services to public and private clients in Europe and India, the Middle East and Africa, Asia, and Australia and New Zealand and is comprised of the operating segments in those geographic regions. The Company’s AECOM Capital (ACAP) operating segment is its own reportable segment and primarily invests in and develops real estate projects. Certain expenses that are determined to be related to the Company as a whole are not deemed to be part of an operating segment but are reported within Corporate.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	($ in millions)
Three Months Ended June 30, 2024:
Revenue	$3,246.9	$904.2	$0.1	$—	$4,151.2
Gross profit	203.9	81.1	0.1	—	285.1
Equity in earnings of joint ventures	3.5	3.5	0.7	—	7.7
General and administrative expenses	—	—	(0.6)	(35.6)	(36.2)
Restructuring costs	—	—	—	(29.1)	(29.1)
Operating income	207.4	84.6	0.2	(64.7)	227.5
Gross profit as a % of revenue	6.3%	9.0%	—	—	6.9%

Three Months Ended June 30, 2023:
Revenue	$2,829.5	$834.3	$(0.2)	$—	$3,663.6
Gross profit	182.9	67.4	(0.2)	—	250.1
Equity in earnings (losses) of joint ventures	3.5	0.2	(307.2)	—	(303.5)
General and administrative expenses	—	—	(4.0)	(38.9)	(42.9)
Restructuring costs	—	—	—	(9.1)	(9.1)
Operating income (loss)	186.4	67.6	(311.4)	(48.0)	(105.4)
Gross profit as a % of revenue	6.5%	8.1%	—	—	6.8%

Nine Months Ended June 30, 2024:
Revenue	$9,324.2	$2,670.0	$0.8	$—	$11,995.0
Gross profit	559.3	230.1	0.8	—	790.2
Equity in earnings (losses) of joint ventures	11.9	12.8	(26.5)	—	(1.8)
General and administrative expenses	—	—	(12.7)	(103.9)	(116.6)
Restructuring costs	—	—	—	(80.7)	(80.7)
Operating income (loss)	571.2	242.9	(38.4)	(184.6)	591.1
Gross profit as a % of revenue	6.0%	8.6%	—	—	6.6%

Nine Months Ended June 30, 2023:
Revenue	$8,039.0	$2,496.9	$0.2	$—	$10,536.1
Gross profit	519.1	173.9	0.2	—	693.2
Equity in earnings (losses) of joint ventures	9.3	8.9	(304.4)	—	(286.2)
General and administrative expenses	—	—	(9.6)	(103.1)	(112.7)
Restructuring costs	—	—	—	(50.5)	(50.5)
Operating income (loss)	528.4	182.8	(313.8)	(153.6)	243.8
Gross profit as a % of revenue	6.5%	7.0%	—	—	6.6%

Total assets
June 30, 2024	$7,862.3	$2,650.0	$54.7	$1,343.6
September 30, 2023	$7,433.1	$2,536.2	$64.5	$1,104.4

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

In November 2023, the Board approved an increase in our stock repurchase authorization to $1.0 billion. At June 30, 2024, we have approximately $878.6 million remaining of the Board’s repurchase authorization. We intend to deploy future available cash towards dividends and stock repurchases consistent with our return driven capital allocation policy.

We have exited substantially all of our self-perform at-risk construction businesses. As part of our ongoing plan to improve profitability and maintain a reduced risk profile, we continuously evaluate our geographic exposure.

Consistent with our focus on our professional services business, we completed a transaction that transitioned the AECOM Capital team to a new platform in the third quarter of fiscal year 2024. The team will continue to support AECOM Capital’s investment vehicles in a manner consistent with their current obligations.

We expect to incur restructuring costs of approximately $80 million to $100 million in fiscal 2024, primarily related to ongoing actions that are expected to deliver continued efficiencies and margin improvement. Our estimated restructuring costs include the ongoing optimization of our office real estate portfolio and exit of certain countries in Southeast Asia, subject to applicable laws, as part of our ongoing plan to evaluate our geographic exposure and reduce our risk profile.

Results of Operations

Three and nine months ended June 30, 2024 compared to the three and nine months ended June 30, 2023

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Changes		June 30,	June 30,	Changes
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$4,151.2	$3,663.6	$487.6	13.3%	$11,995.0	$10,536.1	$1,458.9	13.8%
Cost of revenue	3,866.1	3,413.5	452.6	13.3	11,204.8	9,842.9	1,361.9	13.8
Gross profit	285.1	250.1	35.0	14.0	790.2	693.2	97.0	14.0
Equity in earnings (losses) of joint ventures	7.7	(303.5)	311.2	(102.5)	(1.8)	(286.2)	284.4	(99.4)
General and administrative expenses	(36.2)	(42.9)	6.7	(15.6)	(116.6)	(112.7)	(3.9)	3.5
Restructuring costs	(29.1)	(9.1)	(20.0)	219.8	(80.7)	(50.5)	(30.2)	59.8
Income (loss) from operations	227.5	(105.4)	332.9	(315.8)	591.1	243.8	347.3	142.5
Other income	1.0	1.7	(0.7)	(41.2)	6.2	6.3	(0.1)	(1.6)
Interest income	15.8	8.8	7.0	79.5	43.3	24.4	18.9	77.5
Interest expense	(51.4)	(38.8)	(12.6)	32.5	(140.4)	(117.9)	(22.5)	19.1
Income (loss) from continuing operations before taxes	192.9	(133.7)	326.6	(244.3)	500.2	156.6	343.6	219.4
Income tax expense (benefit) for continuing operations	46.1	(20.0)	66.1	(330.5)	118.1	46.9	71.2	151.8
Net income (loss) from continuing operations	146.8	(113.7)	260.5	(229.1)	382.1	109.7	272.4	248.3
Net income (loss) from discontinued operations	5.7	(7.6)	13.3	(175.0)	(105.0)	(49.8)	(55.2)	110.8
Net income (loss)	152.5	(121.3)	273.8	(225.7)	277.1	59.9	217.2	362.6
Net income attributable to noncontrolling interests from continuing operations	(17.4)	(11.8)	(5.6)	47.5	(44.6)	(29.5)	(15.1)	51.2
Net income attributable to noncontrolling interests from discontinued operations	(0.8)	(1.6)	0.8	(50.0)	(2.8)	(0.5)	(2.3)	460.0
Net income attributable to noncontrolling interests	(18.2)	(13.4)	(4.8)	35.8	(47.4)	(30.0)	(17.4)	58.0
Net income (loss) attributable to AECOM from continuing operations	129.4	(125.5)	254.9	(203.1)	337.5	80.2	257.3	320.8
Net income (loss) attributable to AECOM from discontinued operations	4.9	(9.2)	14.1	(153.3)	(107.8)	(50.3)	(57.5)	114.3
Net income (loss) attributable to AECOM	$134.3	$(134.7)	$269.0	(199.7)%	$229.7	$29.9	$199.8	668.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.1	93.2	93.4	93.4
Gross profit	6.9	6.8	6.6	6.6
Equity in earnings (losses) of joint ventures	0.2	(8.3)	0.0	(2.7)
General and administrative expenses	(0.9)	(1.2)	(1.0)	(1.1)
Restructuring costs	(0.7)	(0.2)	(0.7)	(0.5)
Income (loss) from operations	5.5	(2.9)	4.9	2.3
Other income	0.0	0.0	0.1	0.1
Interest income	0.4	0.2	0.4	0.2
Interest expense	(1.3)	(0.9)	(1.2)	(1.1)
Income (loss) from continuing operations before taxes	4.6	(3.6)	4.2	1.5
Income tax expense (benefit) for continuing operations	1.1	(0.5)	1.0	0.5
Net income (loss) from continuing operations	3.5	(3.1)	3.2	1.0
Net income (loss) from discontinued operations	0.2	(0.2)	(0.9)	(0.4)
Net income (loss)	3.7	(3.3)	2.3	0.6
Net income attributable to noncontrolling interests from continuing operations	(0.4)	(0.3)	(0.4)	(0.3)
Net income attributable to noncontrolling interests from discontinued operations	0.0	(0.1)	0.0	0.0
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.4)	(0.3)
Net income (loss) attributable to AECOM from continuing operations	3.1	(3.4)	2.8	0.8
Net income (loss) attributable to AECOM from discontinued operations	0.2	(0.3)	(0.9)	(0.5)
Net income (loss) attributable to AECOM	3.3%	(3.7)%	1.9%	0.3%

Revenue

Our revenue for the three months ended June 30, 2024 increased $487.6 million, or 13.3%, to $4,151.2 million as compared to $3,663.6 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2024 increased $1,458.9 million, or 13.8%, to $11,995.0 million as compared to $10,536.1 million for the corresponding period last year.

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

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended June 30, 2024 and 2023 were $2.3 billion and $2.0 billion, respectively. Pass-through revenues for the nine months ended June 30, 2024 and 2023 were $6.6 billion and $5.6 billion, respectively. Pass-through revenue as a percentage of revenue was 56% and 54% during the three months ended June 30, 2024 and 2023, respectively. Pass-through revenue as a percentage of revenue was 55% and 53% during the nine months ended June 30, 2024 and 2023, respectively.

Cost of Revenue

Our cost of revenue increased to $3,866.1 million for the three months ended June 30, 2024 compared to $3,413.5 million for the corresponding period last year, an increase of $452.6 million, or 13.3%.

Our cost of revenue increased to $11,204.8 million for the nine months ended June 30, 2024 compared to $9,842.9 million in for the corresponding period last year, an increase of $1,361.9 million, or 13.8%.

Substantially all of the change in our cost of revenue for the three and nine months ended June 30, 2024 occurred in our Americas and International reportable segments, which is discussed in more detail below.

Gross Profit

Our gross profit for the three months ended June 30, 2024 increased $35.0 million, or 14.0%, to $285.1 million as compared to $250.1 million for the corresponding period last year. For the three months ended June 30, 2024, gross profit, as a percentage of revenue, increased to 6.9% from 6.8% in the corresponding period last year.

Our gross profit for the nine months ended June 30, 2024 increased $97.0 million, or 14.0%, to $790.2 million as compared to $693.2 million for the corresponding period last year. For the nine months ended June 30, 2024 and 2023, gross profit, as a percentage of revenue, remained unchanged at 6.6%.

Gross profit changes were due to the reasons noted in our Americas and International reportable segments below.

Equity in Earnings of Joint Ventures

Our equity in earnings of joint ventures for the three months ended June 30, 2024 was $7.7 million as compared to equity in losses of $303.5 million in the corresponding period last year. The increase in equity earnings was primarily due to impairment losses recorded in our AECOM Capital segment during the third quarter of fiscal 2023 that did not repeat in 2024.

Our equity in losses of joint ventures for the nine months ended June 30, 2024 was $1.8 million as compared to $286.2 million in the corresponding period last year. The decrease in equity losses of joint ventures was primarily due to impairment losses recorded by our AECOM Capital segment in fiscal year 2023 that did not repeat to the same extent in fiscal year 2024.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2024 decreased $6.7 million, or 15.6%, to $36.2 million as compared to $42.9 million for the corresponding period last year. For the three months ended June 30, 2024, general and administrative expenses, as a percentage of revenue, was 0.9% as compared to 1.2% in the corresponding period last year.

Our general and administrative expenses for the nine months ended June 30, 2024 increased $3.9 million, or 3.5%, to $116.6 million as compared to $112.7 million for the corresponding period last year. For the nine months ended June 30, 2024, general and administrative expenses, as a percentage of revenue, was 1.0% as compared to 1.1% from the corresponding period last year.

The decrease in general and administrative expenses for the three months ended June 30, 2024 compared to the comparable period in the prior year was primarily due to lower expenses in the AECOM Capital reportable segment.

Restructuring Costs

Restructuring expenses are comprised of personnel costs, real estate costs, and costs associated with business exits. During the three and nine months ended June 30, 2024, we incurred total restructuring expenses of $29.1 million and $80.7 million, respectively, primarily related to costs incurred to align our real estate portfolio with our employee flexibility initiatives, continue our exit of certain countries in Southeast Asia, drive support function efficiency, and reduce our risk profile. During the three and nine months ended June 30, 2023, we incurred total restructuring expenses of $9.1 million and $50.5 million, respectively, primarily related to costs incurred in preparation for the exit of specific countries in Southeast Asia.

Other Income

Our other income for the three months ended June 30, 2024 decreased to $1.0 million from $1.7 million for the corresponding period last year.

Our other income for the nine months ended June 30, 2024 decreased to $6.2 million from $6.3 million for the corresponding period last year.

Interest Income

Our interest income for the three months ended June 30, 2024 increased to $15.8 million from $8.8 million for the corresponding period last year.

Our interest income for the nine months ended June 30, 2024 increased to $43.3 million from $24.4 million for the corresponding period last year.

The increases in interest income for the three and nine months ended June 30, 2024 were primarily due to an increase in interest rates on our interest-bearing assets.

Interest Expense

Our interest expense for the three months ended June 30, 2024 was $51.4 million as compared to $38.8 million for the corresponding period last year.

Our interest expense for the nine months ended June 30, 2024 was $140.4 million as compared to $117.9 million for the corresponding period last year.

The increases in interest expense for the three and nine months ended June 30, 2024 were primarily due to an increase in interest rates on the variable component of our debt as well as $5.8 million in financing charges recorded in the three months ended June 30, 2024 related to the New Credit Facilities, defined below.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2024 was $46.1 million as compared to a tax benefit of $20.0 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to a tax benefit recorded in the third quarter of fiscal 2023 of $65.0 million related to the AECOM Capital impairment charge.

Our income tax expense for the nine months ended June 30, 2024 was $118.1 million as compared to $46.9 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to a tax benefit recorded in the third quarter of fiscal 2023 of $65.0 million related to the AECOM Capital impairment charge, an increase in tax benefit of $10.4 million related to income tax credits and incentives, an increase in tax expense of $7.5 million related to foreign residual income, a tax benefit of $6.9 million related to an audit settlement, and an increase in tax expense of $3.6 million related to foreign tax rate differential.

During the three months ended December 31, 2023, the Company settled its tax audit in Hong Kong for fiscal year 2011 through fiscal year 2021 and recorded a tax benefit of $6.9 million due primarily to changes in uncertain tax positions.

Net Income (Loss) From Discontinued Operations

During the first quarter of fiscal 2020, management approved a plan to dispose of via sale our self-perform at-risk construction businesses. As a result of these strategic actions, the self-perform at-risk construction businesses were classified as discontinued operations.

Net income from discontinued operations was $5.7 million for the three months ended June 30, 2024 compared to a net loss of $7.6 million for the three months ended June 30, 2023, an increase of $13.3 million. The increase in net income from discontinued operations was primarily due to the settlement of contingent consideration related to the sale of our civil infrastructure construction business, which results in a $12.7 million gain.

Net loss from discontinued operations was $105.0 million for the nine months ended June 30, 2024 and was $49.8 million for the nine months ended June 30, 2023, an increase of $55.2 million. The increase in net loss from discontinued operations was primarily due to revisions of estimated contingent consideration related to the sale of our civil infrastructure construction business.

Net Income (Loss) Attributable to AECOM

The factors described above resulted in net income attributable to AECOM of $134.3 million and $229.7 million for the three and nine months ended June 30, 2024 as compared to net (loss) income attributable to AECOM of $(134.7) million and $29.9 million for the three and nine months ended June 30, 2023.

Results of Operations by Reportable Segment

Americas

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$3,246.9	$2,829.5	$417.4	14.8%	$9,324.2	$8,039.0	$1,285.2	16.0%
Cost of revenue	3,043.0	2,646.6	396.4	15.0	8,764.9	7,519.9	1,245.0	16.6
Gross profit	$203.9	$182.9	$21.0	11.5%	$559.3	$519.1	$40.2	7.7%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.7	93.5	94.0	93.5
Gross profit	6.3%	6.5%	6.0%	6.5%

Revenue

Revenue for our Americas segment for the three months ended June 30, 2024 increased $417.4 million, or 14.8%, to $3,246.9 million as compared to $2,829.5 million for the corresponding period last year. The increase in revenue for the three months ended June 30, 2024 was driven by organic growth and an increase in pass-through revenues of $336.1 million due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients and revenue from growth in the Americas, including growth in our Transportation end market of $64.1 million, or 12.6%, and growth in our Water and Environment end markets of $33.4 million, or 6.7%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Revenue for our Americas segment for the nine months ended June 30, 2024 increased $1,285.2 million, or 16.0%, to $9,324.2 million as compared to $8,039.0 million for the corresponding period last year. The increase in revenue for the nine months ended June 30, 2024 was driven by organic growth and an increase in pass-through revenues of $1,052.4 million due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients and revenue from increased project activity in the Americas, including growth in our Water and Environment end markets of $154.9 million, or 10.9%, and growth in our Transportation end market of $189.0 million, or 12.9%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 increased by $396.4 million, or 15.0%, to $3,043.0 million compared to $2,646.6 million for the corresponding period last year.

Cost of revenue for the nine months ended June 30, 2024 increased by $1,245.0 million, or 16.6%, to $8,764.9 million compared to $7,519.9 million for the corresponding period last year.

The increases in cost of revenue for the three and nine months ended June 30, 2024 were consistent with the increases in revenue. The increases in cost of revenue for the three and nine months ended June 30, 2024 were due to an increase in subcontractor and other direct costs of $336.1 million and $1,052.4 million, respectively, due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients, with the balance of the increases due to higher labor costs compared to the same periods in the prior year.

Gross Profit

Gross profit for our Americas segment for the three months ended June 30, 2024 increased $21.0 million, or 11.5%, to $203.9 million as compared to $182.9 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.3% of revenue for the three months ended June 30, 2024 from 6.5% in the corresponding period last year.

Gross profit for our Americas segment for the nine months ended June 30, 2024 increased $40.2 million, or 7.7%, to $559.3 million as compared to $519.1 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.0% of revenue for the nine months ended June 30, 2024 from 6.5% in the corresponding period last year.

The increases in gross profit for the three and nine months ended June 30, 2024 were primarily due to revenue growth and execution efficiencies realized from restructuring actions. In addition, underlying revenue, excluding pass-through revenues, increased as noted above. The decrease in gross profit as a percentage of revenue was due to an increase in pass-through revenues for the three and nine months ended June 30, 2024 as compared to last year.

International

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$904.2	$834.3	$69.9	8.4%	$2,670.0	$2,496.9	$173.1	6.9%
Cost of revenue	823.1	766.9	56.2	7.3	2,439.9	2,323.0	116.9	5.0
Gross profit	$81.1	$67.4	$13.7	20.3%	$230.1	$173.9	$56.2	32.3%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.0	91.9	91.4	93.0
Gross profit	9.0%	8.1%	8.6%	7.0%

Revenue

Revenue for our International segment for the three months ended June 30, 2024 increased $69.9 million, or 8.4%, to $904.2 million as compared to $834.3 million for the corresponding period last year. The increase in revenue for the three months ended June 30, 2024 was primarily due to growth in the Middle East of $30.9 million and Europe of $24.9 million compared to the corresponding period last year. Growth was led by our Facilities, Water and Environment, and Transportation end markets, which increased $27.9 million, or 8.6%, $21.2 million, or 12.1%, and $15.9 million, or 5.1%, respectively, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Revenue for our International segment for the nine months ended June 30, 2024 increased $173.1 million, or 6.9%, to $2,670.0 million as compared to $2,496.9 million for the corresponding period last year. The increase in revenue for the nine months ended June 30, 2024 was primarily due to increased growth in Europe of $86.7 million and the Middle East of $74.0 million compared to the corresponding period last year. Growth was led by our Facilities, Water and Environment, and Transportation end markets, which increased $87.2 million, or 9.0%, $41.7 million, or 8.0%, and $33.9 million, or 3.7%, respectively, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 increased $56.2 million, or 7.3%, to $823.1 million as compared to $766.9 million for the corresponding period last year. The increase in cost of revenue for the three months ended June 30, 2024 was due to increases in subcontractor and other direct costs of $29.7 million and labor expenses of $26.6 million.

Cost of revenue for the nine months ended June 30, 2024 increased $116.9 million, or 5.0%, to $2,439.9 million as compared to $2,323.0 million for the corresponding period last year. The increase in cost of revenue for the nine months ended June 30, 2024 was due to an increase in labor expenses of $87.9 million.

Cost of revenue for the three and nine months ended June 30, 2024 decreased as a percentage of revenue compared to the same periods in the prior year.

Gross Profit

Gross profit for our International segment for the three months ended June 30, 2024 increased $13.7 million, or 20.3%, to $81.1 million as compared to $67.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 9.0% of revenue for the three months ended June 30, 2024 from 8.1% in the corresponding period last year.

Gross profit for our International segment for the nine months ended June 30, 2024 increased $56.2 million, or 32.3%, to $230.1 million as compared to $173.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.6% of revenue for the nine months ended June 30, 2024 from 7.0% in the corresponding period last year.

The increases in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2024 were primarily due to an increase in revenue and reduced costs resulting from ongoing exiting of lower margin countries, ongoing investments in enterprise capability centers, shared service centers, and delivery efficiencies.

AECOM Capital

	Three Months Ended				Nine Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2024	2023	$	%	2024	2023	$	%

	($ in millions)
Revenue	$0.1	$(0.2)	$0.3	(150.0)%	$0.8	$0.2	$0.6	300.0%
Equity in earnings (losses) of joint ventures	$0.7	$(307.2)	$307.9	(100.2)%	$(26.5)	$(304.4)	$277.9	(91.3)%
General and administrative expenses	$(0.6)	$(4.0)	$3.4	(85.0)%	$(12.7)	$(9.6)	$(3.1)	32.3%

Equity in earnings of joint ventures for the three months ended June 30, 2024 increased $307.9 million, or 100.2%, to $0.7 million compared to a loss of $307.2 million for the corresponding period last year. The increase in equity in earnings of joint ventures was primarily due to an impairment loss recorded in fiscal year 2023 that did not repeat. Equity in losses of joint ventures for the nine months ended June 30, 2024 decreased $277.9 million, or 91.3%, to a loss of $26.5 million compared to a loss of $304.4 million for the corresponding period last year. The change in equity in earnings of joint ventures for the nine months ended June 30, 2024 was primarily due to impairment losses recognized in the fiscal 2023 that did not repeat to the same extent in fiscal 2024. The decrease of $3.4 million in general and administrative expenses for the three months ended June 30, 2024 compared to the corresponding period last year was due to lower continuing expenses related to the transition of the AECOM Capital team. The increase of $3.1 million in general and administrative expenses for the nine months ended June 30, 2024 compared to the corresponding period last year was due to nonrecurring expenses related to the transition and realization of strategic options around the AECOM Capital business.

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

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2024, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2024, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,648.2 million, an increase of $386.0 million, or 30.6%, from $1,262.2 million at September 30, 2023. The increase in cash and cash equivalents was primarily attributable to $320.1 million in net cash proceeds pursuant to Amendment No. 14 of the Credit Agreement.

Net cash provided by operating activities was $528.7 million for the nine months ended June 30, 2024 as compared to $410.8 million for the nine months ended June 30, 2023. The change was primarily attributable to an increase in cash provided by working capital of approximately $146.7 million and an increase in net income of approximately $217.2 million, offset by a decrease in adjustments for non-cash items of approximately $246.0 million. The sale of trade receivables to financial institutions included in operating cash flows increased $39.0 million during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $185.9 million for the nine months ended June 30, 2024, as compared to $106.5 million for the nine months ended June 30, 2023. The change was primarily attributable to an increase in cash payments for capital expenditures of approximately $12.0 million, cash paid for a business acquisition, net of cash acquired of $18.7 million, and $27.1 million cash funded pursuant to the revolving credit facility with the counterparty to our sale of the civil infrastructure construction business.

Net cash provided by financing activities was $44.4 million for the nine months ended June 30, 2024 as compared to $204.0 million net cash used by financing activities for the nine months ended June 30, 2023. The change from prior year was primarily attributable to a $15.8 million increase in stock repurchases under our stock repurchase program, a $14.1 million increase in dividends paid, offset by $320.1 million in net cash proceeds pursuant to Amendment No. 14 of the Credit Agreement. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, increased $509.8 million, or 159.7%, to $829.0 million at June 30, 2024 from $319.2 million at September 30, 2023. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,283.3 million at June 30, 2024 from $2,880.8 million at September 30, 2023.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 69 days at June 30, 2024 compared to 65 days at September 30, 2023.

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

Debt

Debt consisted of the following:

	June 30,	September 30,
	2024	2023

	(in millions)
Credit Agreement	$1,448.3	$1,119.8
2027 Senior Notes	997.3	997.3
Other debt	95.9	100.2
Total debt	2,541.5	2,217.3
Less: Current portion of debt and short-term borrowings	(66.2)	(89.5)
Less: Unamortized debt issuance costs	(23.8)	(14.4)
Long-term debt	$2,451.5	$2,113.4

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2024:

Fiscal Year
2024 (three months remaining)	$18.9
2025	53.9
2026	25.6
2027	1,015.0
2028	8.4
Thereafter	1,419.7
Total	$2,541.5

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

Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility bear interest at a rate per annum equal to, at our option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.225% in the case of the Term SOFR rate and 0.25% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.225%. The applicable margin is subject, in each case, to adjustment based on our consolidated leverage ratio from time to time.

Borrowings under the New Term B Facility bear interest at a rate per annum equal to, at our option, (a) a Term SOFR rate (with a 0% floor and a SOFR adjustment of 0%) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.875% in the case of the Term SOFR rate and 0.875% in the case of the base rate.

Certain of our material subsidiaries (the “Guarantors”) have guaranteed our obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of June 30, 2024, we were in compliance with the covenants of the Credit Agreement.

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

At June 30, 2024 and September 30, 2023, letters of credit totaled $4.4 million and $4.4 million, respectively, under our New Revolving Credit Facility and Original Revolving Credit Facility, respectively. As of June 30, 2024 and September 30, 2023, we had $1,495.6 million and $1,145.6 million, respectively, available under our New Revolving Credit Facility and Original Revolving Credit Facility, respectively.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of June 30, 2024, the estimated fair value of the 2027 Senior Notes was approximately $974.9 million. The fair value of the 2027 Senior Notes as of June 30, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2024.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $909.4 million and $878.9 million, respectively. As of June 30, 2024, we had $407.1 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the nine months ended June 30, 2024 and 2023 was 5.5% and 5.3%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2024 of $4.0 million and $6.4 million, respectively, and for the three and nine months ended June 30, 2023 of $1.2 million and $3.7 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2024, there was approximately $913.8 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2024, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $133.8 million. The total amounts of employer contributions paid for the nine months ended June 30, 2024 were $8.6 million for U.S. plans and $19.0 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2023, we contributed $3.0 million to multiemployer pension plans.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended September 30, 2023 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended June 30, 2024.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of June 30, 2024 and September 30, 2023, and for the nine months ended June 30, 2024.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

	June 30, 2024	September 30, 2023
Current assets	$3,314.2	$2,617.7
Non-current assets	3,024.9	3,230.7
Total assets	$6,339.1	$5,848.4

Current liabilities	$2,797.9	$2,414.4
Non-current liabilities	2,897.2	2,601.6
Total liabilities	5,695.1	5,016.0

Total stockholders’ equity	644.0	832.4
Total liabilities and stockholders’ equity	$6,339.1	$5,848.4

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the nine months ended
June 30, 2024
Revenue	$6,098.8
Cost of revenue	5,716.6
Gross profit	382.2

Net income from continuing operations	86.3
Net loss from discontinued operations	—
Net income	$86.3

Net income attributable to AECOM	$86.3

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2024 and September 30, 2023, we had $1,448.3 million and $1,119.8 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the nine months ended June 30, 2024, our weighted average floating rate borrowings were $1,641.2 million, or $941.2 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2024 would have increased by $7.1 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2024 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table shows the repurchase activity for each of the three months ended June 30, 2024:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number		as Part of Publicly	Value that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Paid Per Share	or Programs	Plans or Programs(1)

April 1 - 30, 2024	—	$—	—	$928,900,000
May 1 - 31, 2024	279,572	$89.95	279,572	$903,800,000
June 1- 30, 2024	280,887	$89.53	280,887	$878,600,000
Total	560,459	$89.74	560,459
(1)	On November 9, 2023, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

None.

Item 5.Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K, except as follows:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to Be Purchased or Sold
W. Troy Rudd, Chief Executive Officer, Director	5/9/2024	11/29/2024	Sale of (i) the number of shares of common stock necessary to cover the option cost, taxes, commissions and fees for the exercise of 53,097 stock options and (ii) 100,000 shares of common stock

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 6, 2024	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer